Form 10-K
period 2017-12-31
ATN International, Inc.
filed 2018-03-01
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non‑affiliates of the registrant as of June 30, 2017, was approximately $757 million based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market.

As of March 1, 2018,  the registrant had 16,028,095 outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10‑K.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K (this “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the estimated timeline for restoration of our U.S. Virgin Islands operations; our estimates of total losses due to Hurricanes Irma and Maria; the competitive environment in our key markets, demand for our services and industry trends; the pace of expansion and improvement of our telecommunications network and renewable energy operations, including our level of estimated future capital expenditures and our realization of the benefits of these investments; the anticipated timing of our build schedule and the commencement of energy production of our India renewable energy projects; anticipated effects of recent changes in U.S. Tax laws; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to restore our networks and services to our customers in the U.S. Virgin Islands in an efficient and timely manner; (2) our ability to execute planned network expansions and upgrades in our various markets; (3) the general performance of our operations, including operating margins, revenues, capital expenditures, and the future growth and retention of our major customers and subscriber base and consumer demand for solar power; (4) government regulation of our businesses, which may impact our FCC and other telecommunications licenses or our renewables business; (5) economic, political and other risks facing our operations; (6) our ability to maintain favorable roaming arrangements and satisfy the needs and demands of our major wireless customers; (7) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address  rapid and significant technological changes in the telecommunications industry; (8) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (9) our ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (10) increased competition; (11) our ability to expand our renewable energy business; (12) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (13) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (14) the occurrence of weather events and natural catastrophes; (15) our continued access to capital and credit markets; (16) the risk of currency fluctuation for those markets in which and ability to procure insurance coverage for such events at reasonable rates we operate and (17) our ability to realize the value that we believe exists in our businesses.  Statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could be proven inaccurate. These forward‑looking statements may be found under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Business,” as well as in this Report generally.

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

PART I

ITEM 1.  BUSINESS

Overview

We are a holding company that, through our operating subsidiaries, (i) owns and operates wireless and wireline telecommunications service providers in North America, Bermuda and the Caribbean, (ii) develops, owns and operates commercial distributed generation solar power systems in the United States and India, and (iii) owns and operates terrestrial and submarine fiber optic transport systems in the United States and the Caribbean. We were incorporated in Delaware in 1987, began trading publicly in 1991 and spun off more than half of our operations to stockholders in 1998. Since that time, we have engaged in strategic acquisitions and investments to grow our operations. We continue to actively evaluate additional domestic and international acquisition and investment opportunities and other strategic transactions in the telecommunications, energy‑related and other industries that meet our return‑on‑investment and other acquisition criteria. For a discussion of our investment strategy and risks involved, see “Risk Factors—We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long‑term growth prospects.”

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

•	Renewable Energy. In the United States and India, we provide distributed generation solar power to corporate, utility and municipal customers.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of December 31, 2017:

Segment	Services	Markets	Tradenames
U.S. Telecom	Wireless	United States (rural markets)	Commnet, Choice, Choice NTUA Wireless
	Wireline	United States	Essextel
International Telecom	Wireline	Bermuda, Guyana, U.S. Virgin Islands, Cayman Islands	One, GTT+, Viya, Logic, Fireminds
	Wireless	Bermuda, Guyana, U.S. Virgin Islands	One, GTT+, Viya
	Video Services	Bermuda, U.S. Virgin Islands, Cayman Islands	One, Viya, Logic
Renewable Energy	Solar	United States (Massachusetts, California, and New Jersey), India	Ahana Renewables, Vibrant Energy

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

 Strategy

The key elements of our strategy consist of the following:

•

Target Under‑served Markets or Industries Where We Can Compete Successfully.  We operate our telecommunications businesses primarily in smaller, rural or under‑served markets where we believe we are or will be one of the leading providers of telecommunications services. Our businesses typically have strong local brand identities and market positions. By leveraging these attributes, along with our low cost of capital and our senior management expertise at the holding company level, we seek to improve and expand available products and services in our targeted markets to meet the needs of our customers better and expand our customer bases and revenues. We are particularly interested in investing in businesses that have the potential to provide a platform for future organic and strategic growth. Our solar company investments have afforded us entry into an emerging industry in which we believe there are attractive investment return opportunities and the potential to expand our business.

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

Impact of Hurricanes Irma and Maria

During September 2017, our operations and customers in the U.S. Virgin Islands were severely impacted by Hurricanes Irma and Maria (collectively, the “Hurricanes”).  Both our wireless and wireline networks and commercial operations were severely damaged by these storms.  As a result of the significant damage to our wireline network and the ongoing lack of consistent commercial power in the territory, we were unable to provide most of our wireline services, which comprise the majority of revenue in this business, since the Hurricanes.  Accordingly, we issued approximately $19.3 million of service credits, primarily in the fourth quarter of 2017, to our subscribers which are reflected as a reduction of our wireline revenue within our International Telecom segment.  While our restoration of our wireline network is underway, we currently expect this negative impact to wireline revenue to continue into the first half of 2018, although that impact is expected to be less significant over time as services are restored to customers. As a result of the level of damage to our network and the U.S. Virgin Islands economy, it may take significant time to return to pre-hurricane revenue levels.

As a result of the Hurricanes, we recorded a net pre-tax loss within our consolidated statement of operations of $4.0 million during the year ended December 31, 2017.  This loss consists of a write off of $35.4 million of damaged assets, net of insurance recoveries of $34.6 million for which we received the proceeds in February 2018. This loss also includes $3.2 million of additional operating expenses that we specifically incurred to address the impact of the Hurricanes.

Acquisitions

During the twelve months ended December 31, 2016, we completed acquisitions within our International Telecom, Renewable Energy and U.S. Telecom segments (the “2016 Acquisitions”).

International Telecom

 During the fiscal year ended December 31, 2016, we completed our acquisitions of a controlling interest in One Communications, formerly KeyTech Limited, (the “One Communications Acquisition”) as well as all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Viya group of companies ( the “Viya Acquisition”).

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

Viya (former Innovative)

On July 1, 2016,we completed our acquisition of all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Viya group of companies operating video services, Internet, wireless and landline services in the U.S. Virgin Islands, British Virgin Islands and St. Maarten (“Viya”), from the National Rural Utilities Cooperative Finance Corporation (“CFC”). We acquired the Viya operations for a contractual purchase price of $145 million, reduced by purchase price adjustments of $4.9 million (the “Viya Transaction”).  In connection with the transaction, we financed $60 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative (“RTFC”) on the terms and conditions of a Loan Agreement by and among RTFC, CAH and ATN VI Holdings, LLC, the parent entity of CAH and a wholly-owned subsidiary of the Company.  We funded $51.9 million of the purchase price in cash and subsequently paid $22.5 million to fund Viya’s pension and other postretirement benefit obligations in the fourth quarter of 2016. Following the purchase, our current operations in the U.S. Virgin

Islands under the “Choice” name were combined with Viya to deliver residential and business subscribers a full range of telecommunications and media services.  On July 1, 2016, we began consolidating the results of Viya within our financial statements in our International Telecom segment.

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

Renewable Energy

Vibrant Energy

On April 7, 2016, we completed our acquisition of a solar power development portfolio in India from Armstrong Energy Global Limited (“Armstrong”), a well-known developer, builder, and owner of solar farms (the “Vibrant Energy Acquisition”). The business operates under the name Vibrant Energy. We also retained several employees in India who are employed by us to oversee the development, construction and operation of the India solar projects. The projects to be developed initially are located in the states of Andhra Pradesh and Telangana and are based on a commercial and industrial business model, similar to our existing renewable energy operations in the United States.  As of April 7, 2016, we began consolidating the results of Vibrant Energy in our financial statements within our Renewable Energy segment.

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

 U.S. Wireline Business

On March 8, 2017, we completed the sale of our integrated voice and data communications and wholesale transport businesses in New England and New York for consideration of $25.9 million (the “Sovernet Transaction”).  The consideration included $20.9 million of cash, $3.0 million of receivables, and $2.0 million of contingent consideration.  The $3.0 million of receivables are held in escrow to satisfy working capital adjustments in favor of the acquirer, to fund certain capital expenditure projects related to the assets sold and to secure our indemnification obligations.  The contingent consideration represents the fair value of future payments related to certain operational milestones of the disposed assets.  The value of the contingent consideration was up to $4.0 million based on whether or not the operational milestones are achieved by December 31, 2017.  In September 2017, based on progress toward achieving the operational milestones, and the December 31, 2017 deadline under which to do so, management determined that earning the contingent consideration was unlikely.  As a result the fair value of the contingent consideration was reduced to zero.  The amount was recorded as a loss on disposition of assets within operating income during the year ended December 31, 2017.

Our Services

Wireless Services

We provide mobile wireless voice and data communications services in the United States, Bermuda, Guyana and the Caribbean. Our revenues from wireless services were approximately 46.1% of our consolidated revenues for fiscal year 2017.  The U.S. portion of our business constitutes a significant portion of our consolidated revenue. Our revenues from U.S. wireless services were approximately 29.2%, 32.4%, and 43.7% of our consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Our U.S. wireless service revenues have historically had high operating margins and therefore have contributed a large percentage of operating income.

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

We currently have roaming agreements with approximately 33 United States‑based wireless service providers and, as of December 31, 2017, had roaming arrangements with each of the four U.S. national wireless network operators: AT&T, Sprint, T‑Mobile and Verizon Wireless. Other than the agreements with the national carriers, our standard roaming agreements are usually terminable within 90 days.  Occasionally, we may agree or strategically decide to lower rates or build a new mobile network at a specified location as part of a long‑term roaming agreement to offer our roaming partner pricing certainty in exchange for priority designation with respect to their customers’ wireless traffic. Once we complete building a rural network, we then benefit from the use of that network under existing roaming agreements with other international, national, regional, and local carriers to supplement our initial revenues. In 2017, the four national wireless service providers together accounted for a substantial portion of our wholesale wireless revenues, with AT&T and Verizon accounting for 13% and 10%, respectively, of our total consolidated revenue for the year.

Network and Operations.  Our roaming network offers mobile communications service through a digital wireless voice and data network that utilizes multiple cellular mobile technologies including UMTS/HSPA, CDMA/EvDO and LTE that often will be deployed at a single cell site location in order to maximize revenue opportunities. We provide wireless communications network products and services with owned and leased spectrum primarily in the 700 megahertz (MHz), 800 megahertz (MHz) and 1900 megahertz (MHz) spectrum ranges.  In 2017, we continued the efforts we began in the 2015 fiscal year to upgrade our cell sites with advanced 4G LTE technology throughout our service areas. Our networks comprise base stations and radio transceivers located on owned or leased towers and buildings, telecommunications switches and owned or leased transport facilities. We design and construct our network in a manner that will provide high-quality service to substantially all types of compatible wireless devices. Network reliability is carefully considered and redundancy is employed in many aspects of our network design.

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

As of December 31, 2017, we owned and operated a total of approximately 1,100 domestic base stations on nearly 555 owned and leased sites, a Network Operations Center (or “NOC”), a switching center, and presence in numerous leased data centers designed to support network virtualization and provide network resiliency. Our NOC provides dedicated, 24‑hour, year‑round monitoring of our network to ensure quality and reliable service to our customers. In 2017, we continued to expand and improve our network, adding nearly 100 new base stations and approximately 13 new sites and upgraded approximately 65 sites to more advanced 4G LTE data technology.

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

Occasionally, we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area. Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions. In exchange, the carrier agrees to license us spectrum in that area and enter into a contract with specific pricing and term. These arrangements typically include a purchase right in favor of the carrier to purchase that portion of the network for a predetermined price, depending on when the option to purchase is exercised. For example, as previously disclosed, we currently have one buildout arrangement of approximately 100 built cell sites that provides the carrier with an option to purchase such sites, which option was exercised in the first quarter of 2018. This portion of our network accounted for approximately $13.9 million in wholesale revenue during the twelve months ended December 31, 2017.  Upon the close of this transaction, which is expected to occur in 2018 and pursuant to our agreement with the carrier, we will receive no additional cash proceeds at closing from the sale and expect to record a gain on the sale of at least $15 million.

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

International Telecom Segment

We provide wireless voice and data service to retail and business customers in Bermuda under the “One” name, in Guyana under the “GT&T” name and in the U.S. Virgin Islands under the “Viya” brand name. We also provide roaming services for many of the largest U.S. providers’ customers visiting these locations. As of December 31, 2017, we had approximately 307,000 wireless subscribers in our International Telecom segment.  As of December 31, 2017, more than 87% of our wireless subscribers were on prepaid plans.

Products and Services.  In Bermuda, a majority of our customers subscribe to one of our postpaid plans, which allow customers to select a plan with voice minutes, text messaging, a given amount of data and other features that recur on a monthly basis. In our other markets, a substantial majority of our customers, subscribe to our prepaid plans, which require customers to purchase an amount of voice minutes, text messages or data prior to use. In most markets, we also provide certain homes and businesses with fixed wireless services including high speed internet.

Network.  We currently operate multiple advanced wireless voice and data technologies in our international markets in the 850, 900, 1800, 1900 and 2500 MHz frequency bands, including GSM/EDGE, UMTS/HSPA+ and CDMA/EVDO and we added LTE technology in certain of our markets beginning in 2015. We have extensive backbone facilities linking our sites, switching facilities and international interconnection points. Out of territory connectivity is provided by leased and owned undersea fiber‑based interconnections.

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

Competition.  We believe we compete for wireless retail customers in our international properties based on features, price, technology deployed, network coverage (including through roaming arrangements), quality of service and customer care. We compete against Digicel, which is a large mobile telecommunications company in the Caribbean region, and in some markets, against one or more U.S. national operators.

Wireline Services

Our wireline services include operations in Guyana, Bermuda, the U.S. Virgin Islands, the Cayman Islands, and the mainland United States. Our revenues from wireline services were approximately 47%, 41% and 25% of our consolidated revenues for fiscal years 2017, 2016 and 2015, respectively.

International Telecom Segment

Voice services. We offer voice services that include local exchange, regional and long distance calling and voice messaging services in Bermuda, Guyana, the U.S. Virgin Islands, and in other smaller markets in the Caribbean and the United States.  As of December 31, 2017, we had an aggregate of approximately 171,000 access lines in service in our markets, which represent both residential and commercial subscribers. Across our International businesses, residential customers account for approximately three-quarters of the wireline local telephone service revenue while commercial customers account for approximately one‑quarter.

In Guyana, we are the exclusive licensed provider of domestic wireline local and long‑distance voice and data services into and out of the country and in the U.S. Virgin Islands, we are the incumbent local exchange carrier and sole fixed telephony provider. With respect to our international long‑distance business, we also collect payments from foreign carriers for handling international long‑distance calls originating from the foreign carriers’ country and terminating on our network. We also make payments to foreign carriers for international calls originating on one of our networks and terminating in the foreign carrier’s country and collect from our subscribers or a local originating carrier a rate that is market based or set by regulatory tariff.

Internet services. We offer high-speed Internet services with varying speeds to address different customer needs and price requirements in our various markets. Internet services accounted for approximately 47% of our revenues in our International Telecom segment in 2017. As of December 31, 2017, we had approximately 105,000 Internet customers across our markets.

Video services. We also offer video service over our co-axial cable and fiber-optic networks in our international markets. In the U.S. Virgin Islands we are the only authorized video services operator and are a provider of video services to customers in Bermuda.  From January 1, 2017 through August 18, 2017, we also provided cable TV services in the British Virgin Islands. As of December 31, 2017, we had approximately 46,000 video customers across our markets.  We have several offerings available to our video customers, including basic and tiered local and cable TV channels grouped into various content categories, such as news, sports and entertainment.

Network.    All of our fixed access lines are digitally switched from our switching centers in the U.S. Virgin Islands, Bermuda and Guyana. Our switching centers provide dedicated monitoring of our network to ensure quality and reliable service to our customers.

In the U.S. Virgin Islands, we deliver our services via a hybrid fiber coaxial (“HFC”) cable network and continue to transition our traditional copper network to our voice, video and data services on this network.  The HFC network gives us expanded Internet access coverage to more than 95% of homes passed in the U.S. Virgin Islands with speeds up to 100 Mbps for residential customers.  Following the Hurricanes, service to our customers over the HFC network was impacted due to both the loss of power and damage to our network. As a result of the level of damage to our network and the U.S. Virgin Islands economy, it may take significant time to return to pre-hurricane revenue levels.

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

Competition.  We compete with a limited number of other providers for various products, including Digicel. In 2016, we acquired our wireline businesses in Bermuda and the U.S. Virgin Islands in order to provide us with greater scale in those markets and the capability to offer a “quad play” of connectivity: high speed internet, mobility, video and voice services. In 2017, our competition in Bermuda made substantial additional wireline network investments and began offering video services and more competitive high speed internet services.  We believe our breadth of services and local economies of scale provide us with a strong competitive position and the ability to win and retain an economically viable share of those markets.

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

U.S. Telecom Segment

Sales and Marketing.  Our wholesale transport and capacity customers are predominately telecommunications carriers such as local exchange carriers, wireless carriers and interstate integrated providers, which were served by our direct sales force.

Competition.    Our wholesale competitors include Level 3 and Verizon Communications, other regional wholesale providers and cable television companies that operate fiber‑optic networks.

On March 8, 2017, we completed the sale of our integrated voice and data communications and wholesale transport business in New England and New York for consideration of $25.9 million.

Renewable Energy Services

Domestic

On December 24, 2014, we acquired a provider of distributed generation solar power services in the United States, specifically in Massachusetts, California and New Jersey (the “Ahana Acquisition”). As of December 31, 2017, we owned and operated 29 commercial solar projects at 60 sites (each, a “Facility”) with an aggregate 46.93 megawatts DC peak (“MWp”) of electricity generating capacity. We own the Facilities through various indirect subsidiaries that were formed for the purpose of financing the development of, and owning and operating, the Facilities (the “Special Purpose Entities”).

Services.  Generally, our solar projects are in the “commercial and industrial” (“C&I”) sector of the solar market, which is distinguished from utilities and residential customers. Our customers or “offtakers” include high‑credit quality corporates, utilities, schools, and municipalities, which purchase electricity from us under the terms of long‑term power purchase agreements (“PPAs”). Each Facility is built on the customer’s owned or leased site and reduces the customer’s dependence on traditional energy suppliers, thereby mitigating the price volatility often associated with traditional energy suppliers and transmissions systems. Our PPA terms range from ten to twenty‑five years in duration and are typically priced at or below then-prevailing local retail electricity rates, allowing the customer to secure electricity at predictable and stable prices over the duration of their long‑term contract. As such, the PPAs provide us with high‑quality contracted cash flows, which will continue over their average remaining life, weighted by MWp, of 11.23 years as of December 31, 2017. Certain of our PPAs provide for early termination for a variety of reasons, including in the event that (a) an offtaker is unable to appropriate funds from state and local governments, (b) there is a change of law that substantially reduces the value of utility credits, (c) termination for convenience, or (d) the Facility causes damage to the premises or roof and our customer fails to repair or causes the customer to be in violation of law, or the customer ceases to hold tenancy or fee interest in the premises. All of our Facilities have been in commercial operation for at least three years and are substantially located as follows:

	Number of	Total Capacity
State	Facilities	(MW‑DC)
California	34	18.404
Massachusetts	16	26.999
New Jersey	10	1.524
Total	60	46.927

In developing each solar project, we facilitate the project’s design, development and construction and obtain project‑level financing, and we take a controlling interest in the Special Purpose Entity that owns the project Facility in exchange for a PPA. Our solar projects may be financed using a combination of tax equity, bank financing that we secure and our cash on hand. A substantial majority of our acquired Facilities received tax equity financing, pursuant to which third party investors hold equity in the Special Purpose Entities that were formed to finance the development of, and own and operate, such Facilities. In return, the tax equity investors receive a preferred return on their investment up to a contractually agreed amount and the benefits of various tax credits those Facilities generate. Of these projects, approximately one-third of our acquired Facilities are still subject to tax equity financing and will be subject to the payment of preferred returns to our tax equity partners until late 2018. In addition, the Facilities located in California receive revenue from performance based incentive payments (“PBIs”) and those located in Massachusetts and New Jersey receive revenue from the sale of solar renewable energy credit (“SREC”) contracts, which revenue we retain as the Facilities’ operator. The PBI’s began to expire in 2016 and will be fully expired by the end of the third quarter of 2018.  The SREC’s generated by our facilities in Massachusetts have expiration dates between 2018 and 2023.  The SREC’s generated by our facilities in New Jersey have expiration dates between 2022 and 2027.  In the future, we intend to focus on growing our project portfolio through additional investments with favorable credit quality offtakers in markets that offer favorable government policies to encourage renewable energy projects and where our projects can generate electricity at a cost that is less than or equal to the price of purchasing power from traditional energy sources.

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

International

On April 7, 2016, we acquired a solar power development portfolio in India and since that time, have been constructing distributed generation solar power projects in the states of Andhra Pradesh and Telangana based on a commercial and industrial business model, similar to our domestic renewable energy operations. As of March 1, 2018, we have four power evacuating solar projects (each, a “Facility”) each with capacity ranging from 7.5 to 11.5 megawatts DC peak (“MWp”).  We have an additional 7 MWp under construction that will add a fifth and sixth Facility by mid- 2018.

 We currently have a pipeline of acquisition opportunities and new construction capacity of up to an additional 50MWp. Solar projects are capital intensive and the greatest challenge to increasing our operating portfolio is our ability to secure third party debt to fund the installation of the additional capacity.  Our strategy is also to seek third party equity capital as well in order to build a larger portfolio and achieve economies of scale and diversification benefits.  Our ability to expand our business will also depend on, among other things, our ability to acquire the required land for the new capacity, our ability to secure agreements to sell the power on terms that our financing sources consider to be bankable, our willingness to compete with local solar businesses who may be willing to build projects with a lower risk/return profile than ours, and the need to further strengthen our systems and processes to manage the ensuing growth opportunities. For a discussion of the risks associated with executing our short and long term growth plans in India, see “Risk Factors—India Operations.”

Market Opportunity.

We believe solar power  in India is an attractive investment opportunity for our Renewable Energy business due to the massive demand for electricity, coupled with ideal weather conditions for solar energy and the continued low cost to build, due to decreases in solar panel pricing and the decreasing cost of debt.

We consider India to be an attractive market for solar power without the need to rely on governmental subsidies.  While we currently expect the landscape for solar power to change over time in India, and potentially materially as the market matures, we believe that the core principal behind our investment in our Indian solar business - that solar power can compete with fossil fuels on a level playing field for the long-term remains valid.

Services.

We own our Facilities through various indirect subsidiaries that were formed for the purpose of financing the development of, and owning and operating, the Facilities (the “Special Purpose Entities”).  We sell electricity to commercial and industrial (“C&I”) customers and do not expect to sell power directly to residential customers in India. Our target C&I customers or “offtakers” for our initial Facilities are high‑credit quality corporates, including banks, manufacturers, hotel groups, and hospital groups, which purchase electricity from us under the terms of PPAs. The PPA terms agreed upon with our initial customer base are typically five years in duration, with an option to extend for another five years and priced at rates with annual rate escalators, allowing such customer to secure electricity at predictable and stable prices over the duration of their long‑term contract. As such, we believe the PPAs provide us with high‑quality contracted cash flows, which although our customers may terminate the PPA with one year notice, we nevertheless expect will continue over their average remaining life.  Our PPAs typically have penalties for the non-delivery of power and therefore, we typically try to enter into binding PPAs late in the development process when the connection date of the solar farm can be predicted with greater confidence. On the other hand, if the Offtaker fails to take the agreed quantum of power, we can levy a penalty equal to the loss of revenue we incurred due to such failure on the part of offtaker.  In the event of non-payment, current regulations allow us to sell power to any commercial or industrial customer within 500 kilometers of our grid connection and we would seek to sell the allotted power to a different customer.

In developing each solar project, we hire third party engineering and procurement contractors to design and construct our Facilities and we actively manage their performance through our in-house technical and quality assurance team.  To date, we have financed the construction of our Facilities mainly with internal equity and intercompany debt and following the completion of construction, our goal is to secure project debt financing for each completed facility and to use those proceeds towards the construction of additional Facilities in 2018.

Our local, in house staff also provides us with the expertise to provide additional revenue from management agreements that we have entered into with third parties for the maintenance, development and construction oversight of other solar power projects owned by such third parties in India.  Currently, our team is focused on supporting the construction of our own projects in India, however, we may look in the future to engage in support for additional third parties to produce additional management revenue for our Company.

Infrastructure.

Our existing Facilities are comprised of ground‑mounted solar photovoltaic (“PV”) installations.  The majority of our Facilities are single-axis tracking systems to increase the generating capability of our Facilities.  Our Facilities are located on land that we have purchased.  For a more detailed discussion of the risks associated with land procurement and ownership in India, see “Risk Factors—India Operations.” We maintain our Facilities ourselves and have staff employed – both in our corporate office in Hyderabad and at each of our Facilities - who provide year-round maintenance, systems monitoring and troubleshooting, inspection, preventative maintenance and any other services on an as‑needed basis for each of our projects.

We depend on a limited number of key suppliers for the PV modules that we purchase for installation at our Facilities, with the majority of facilities constructed with Tier 1 PV modules supplied by GCL Systems Integration Technology Limited, a Chinese company.    Typically, the PV modules carry materials and workmanship warranties of 10 years in duration, with power warranties for a 25‑year useful life.

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

Employees

As of December 31, 2017, we had approximately 1,800 employees, of whom approximately 700 were employed in the United States (including in the U.S. Virgin Islands). At the holding company level, we employ our executive management team and staff. Approximately half of our Guyana and U.S. Virgin Island full‑time work forces are represented by unions. In addition, approximately 20% of our Bermuda fulltime workforce is also represented by unions. We believe we have good relations with our employees.

Regulation

Telecom Regulation

Our wireless and wireline telecommunications and video services operations are subject to extensive governmental regulation in each of the jurisdictions in which we provide services. Our wireless and wireline operations and our video services operations in the United States and the U.S. Virgin Islands are governed by the Communications Act of 1934, as amended (or “Communications Act”), the implementing regulations adopted thereunder by the Federal Communications Commission (“FCC”), judicial and regulatory decisions interpreting and implementing the Communications Act, and other federal, state, and local statutes and regulations.  Our operations also are governed by certain foreign laws and regulations.

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

U.S. Federal Telecom Regulation

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

Licenses.  We provide our wireless services pursuant to various commercial mobile radio services (or “CMRS”) licenses (including cellular, broadband Personal Communications Services (or “PCS”), 600 MHz Band, 700 MHz Band, Advanced Wireless Service (or “AWS”), and Broadband Radio Service (or “BRS”) licenses granted by the FCC), pursuant to special temporary authority (or “STA”) to use certain BRS spectrum for which we do not hold a license, and pursuant to leases of spectrum from FCC‑licensed operators. Some of these licenses and STAs are site‑based while others cover specified geographic market areas, e.g., Cellular Market Areas (or “CMAs”) and Basic Trading Areas (or “BTAs”), as defined by the FCC. The technical and service rules, the specific radio frequencies and the authorized spectrum amounts vary depending on the licensed service. The FCC generally allocates CMRS licenses through periodic auctions, after determining how many licenses to make available in particular frequency ranges, the applicable service rules, and the terms on which the license auction will be conducted. Such licenses are also available via secondary market mechanisms, using procedures and regulations set forth by the FCC. There is no certainty as to when additional spectrum will be made available for wireless broadband services, the amount of spectrum that might ultimately be made available, the timing of any future auction of spectrum, the likely configuration of any such additional spectrum and conditions that might apply to it, or the usability of any of this spectrum for wireless services competitive with our services or by us.

Construction Obligations.  The FCC conditions licenses on the satisfaction of certain obligations to construct networks covering a specified geographic area or population by specific dates. The obligations vary depending on the licensed service. Failure to satisfy an applicable construction requirement can result in the assessment of fines and forfeitures by the FCC, a reduced license term, or automatic license cancellation. We are substantially in compliance with the applicable construction requirements that have arisen for the licenses we currently hold and expect to meet our future construction requirements as well. In particular, we have met the build out or waiver requirements with respect to our 700 MHz Band licenses.  If we fail to meet the interim build out requirement applicable to any 600 MHz Band license, the license term for that license will be reduced by two years. If we fail to meet the end-of term build out requirement applicable to any individual 600 MHz Band license, that license will terminate automatically and we will lose the ability to regain it.

License Renewals.  Our FCC licenses generally expire between 2018 and 2030 and are renewable upon application to the FCC. License renewal applications may be denied if the FCC determines, after appropriate notice and hearing, that renewal would not serve the public interest, convenience, or necessity. At the time of renewal, if we can demonstrate that we have provided “substantial” service during the past license term and have complied with the Communications Act and applicable FCC rules and policies, then the FCC will award a renewal expectancy to us and will generally renew our existing licenses without considering any competing applications. If we do not receive a renewal expectancy, then the FCC will accept competing applications for the license and conduct a comparative hearing. In that situation, the FCC may award the license to another applicant. While our licenses have been renewed regularly by the FCC in the past, there can be no assurance that all of our licenses will be renewed in the future.

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

License Acquisitions.  Prior FCC approval typically is required for transfers or assignments of a controlling interest in any license or construction permit, or of any rights thereunder. The FCC may approve or prohibit such transactions altogether, or approve such transactions subject to certain conditions such as divestitures or other requirements. Non‑controlling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval, subject to any applicable FCC notification requirements. The FCC permits licensees to lease spectrum to third parties under certain conditions, subject to prior FCC approval, or in some instances, notification to the FCC. These mechanisms provide additional flexibility for wireless providers to structure transactions and create additional business and investment opportunities.

The FCC no longer caps the amount of CMRS spectrum in which an entity may hold an attributable interest and now engages in a case‑by‑case review of proposed wireless transactions, including spectrum acquired via auction, to ensure that the proposed transaction serves the public interest and would not result in a rule violation or an undue concentration of market power. The FCC utilizes a spectrum aggregation screen to determine whether a proposed secondary market transaction requires additional scrutiny. The FCC in June 2014 adopted an order that updated the spectrum screen. The FCC’s order continued the FCC’s policy of conducting a case‑by‑case analysis of a combined entity’s spectrum screen holdings for proposed transactions, revised its existing spectrum screen to reflect the current suitability and availability of spectrum for mobile wireless services, and adopted certain limitations with respect to the purchase and transfer of 600 MHz spectrum. A transaction will be reviewed by the FCC with heightened scrutiny if it will result in the resulting entity having over 45 MHz of spectrum under 1 GHz. The FCC’s additional scrutiny would also be triggered if a proposed transaction results in a material change in the post‑transaction market share in a particular market as measured by the Herfindahl‑Hirschman Index. We are well below the spectrum aggregation screen in the majority of geographic areas in which we hold or have access to licenses, and thus we may be able to acquire additional spectrum either from the FCC in an auction or from third parties in private transactions in most locations in which we operate.  However, we are approaching or could trigger the spectrum screen if we attempt to acquire additional spectrum in the U.S. Virgin Islands.  Similarly, our competitors may be able to strengthen their operations by making additional acquisitions of spectrum in our markets or by further consolidating the industry.

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

In 2013, the FCC adopted rules requiring wireless carriers and certain other text messaging service providers to send an automatic “bounce‑back” text message to consumers who try to text 911 where text‑to‑911 is not available, indicating the unavailability of such services. In August 2014, the FCC required all wireless carriers as well as other providers of interconnected text messaging applications, to be capable of supporting text‑to‑911 service by December 31, 2014, and to provide such service to requesting public service answering points (“PSAPs”) by June 30, 2015 or six months after a request from a PSAP, whichever is later.  We are currently in compliance with all PSAP requests we have received. The FCC has also sought further comment regarding additional regulations pertaining to the provision of text‑to‑911 service.

In addition to CMRS licenses, our wireless business relies on FCC licensed spectrum for “Common Carrier Fixed Point to Point Microwave” referred to as Common Carrier Microwave. We currently operate over 250 licensed microwave links. Common Carrier microwave stations are generally used in a point-to-point configuration for cellular site connections or to connect points on the telephone network that cannot be connected using standard wireline or fiber optic cable because of cost or terrain. The majority of our license grants are for a period of 10 years.

In 2008, the FCC established a Commercial Mobile Alert System (CMAS), now referred to as the Wireless Emergency Alerts (WEA) system, allowing CMRS providers to transmit emergency alerts to the public. This system is voluntary. We are opting into the service and are currently providing it to all of our retail wireless customers where technically feasible. In January 2018, the FCC revised its WEA regulations.  We are reviewing the new regulations, which have not yet become effective.

The FCC’s rules require CMRS providers to offer “roaming” services to other providers.  Roaming enables one provider’s customers to obtain service from another provider when the customer is using their wireless device in an area served by the second provider.  These rules apply to voice, messaging, and data services, including Internet access, although the roaming rules vary somewhat among these services.  We are obligated to offer roaming, and we have the right to seek roaming from other providers, on reasonable terms and conditions.  The FCC has identified a variety of factors that are relevant to whether an offer to provide roaming is reasonable, including the price, terms and conditions, and whether the two providers’ networks are technologically compatible.  Changes in the FCC’s roaming regulations may affect the terms under which we provide roaming services to third parties and may affect our ability to secure roaming arrangements with other CMRS providers on behalf of our retail wireless customers.

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

Wireline Services

Local Competition.  The Communications Act encourages competition in local telecommunications markets by removing barriers to market entry and imposing on non‑rural incumbent local exchange carriers (or “ILECs”) various requirements related to, among other things, interconnection, access to unbundled network elements, collocation, access to poles, ducts, conduits, and rights‑of‑way, wholesale and resale obligations, and telephone number portability.  Our ILEC operations in the U.S. Virgin Islands through Viya are exempt from most of such federal requirements pursuant to a rural exemption.

While the FCC to date has declined to classify interconnected VoIP service as a telecommunications service or information service, it has imposed a number of consumer protection and public safety obligations on interconnected VoIP providers, relying in large part on its general ancillary jurisdiction powers. To the extent that we provide interconnected VoIP service, we are subject to a number of these obligations.

Video Services

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

Wireless and Wireline Services

Universal Service.  In general, all telecommunications providers are obligated to contribute to the federal Universal Service Fund (or “USF”), which is used to promote the availability of wireline and wireless telephone service to individuals and families qualifying for federal assistance, households located in rural and high‑cost areas, and to schools, libraries and rural health care providers. Contributions to the federal USF are based on end-user interstate and international telecommunications revenue. Some states have similar programs that also require contribution. The FCC has suggested that it may examine the way in which it collects carrier contributions to the USF, including a proposal to base collections on the number of telephone numbers or network connections in use by each carrier, and some states have changed or are considering changing their contribution methodologies. We contribute to the USF as required by the rules throughout the U.S., and receive funds from the USF for providing service in rural areas of the United States, including the U.S. Virgin Islands. The collection of USF fees and distribution of USF support is under continual review by state and federal legislative and regulatory bodies, and changes to these programs could affect our revenues. We are subject to audit by the Universal Service Administration Company (or “USAC”) with respect to our contributions and our receipts of universal service funding. We believe we are substantially compliant with all FCC and state regulations related to the receipt and collection of universal service support.

In November 2011, the FCC released an order reforming the USF program. As part of the USF reforms, the FCC created two new replacement funds, the Connect America Fund and the Mobility Fund, both of which require the use of USF funds for broadband and voice services. The new funds are intended to provide targeted financial support to areas that are unserved or under‑served by voice and broadband service providers. We and our subsidiaries pay into, and certain of our subsidiaries receive funding from, these funds. We cannot predict the impact of any changes on the amounts we pay or receive in USF funds.

In July 2012, the FCC initiated the application process for the Mobility Fund I program, a reverse auction for a one‑time distribution of up to $300 million intended to stimulate third‑ and fourth‑generation wireless coverage in unserved and under‑served geographic areas. A number of our subsidiaries participated in the Mobility Fund I reverse auction on September 27, 2012 and bid successfully for approximately $21.7 million in one‑time support to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. These subsidiaries have completed the construction of the facilities funded by this support and have finalized the submissions necessary to document this in order to receive their final payments.

Our business in the U.S. Virgin Islands also benefits from USF support and expects to continue to receive its current annual support of approximately $16 million for the foreseeable future. To continue to receive these funds, we must commit to comply with certain additional FCC construction and other requirements. We are participating in ongoing FCC proceedings that will establish the obligations that will be associated with these funds and the term over which they will continue to be disbursed but we cannot predict the outcome of this proceeding or its effects on our operations, if any.

Intercarrier Compensation.  Under federal and state law, telecommunications providers are generally required to compensate one another for originating and terminating traffic for other carriers. Consistent with these provisions, we currently receive compensation from other carriers and also pay compensation to other carriers.  In October 2011, the FCC, significantly revised its intercarrier compensation regime. Under the revised intercarrier compensation regime, where there is no pre‑existing agreement between a CMRS carrier and a local exchange carrier (or “LEC”) for the exchange of local traffic, such traffic between CMRS providers and the LEC is to be compensated pursuant to a default bill‑and‑keep regime, in which each carrier agrees to terminate calls from the other at no charge. The FCC’s revised intercarrier compensation regime also sets forth a transition schedule that will result in most traffic between telecommunications carriers being exchanged on a bill‑and‑keep basis. Specifically, the rules called for most terminating traffic exchanged with larger LECs to be exchanged on a bill-and-keep basis beginning July 1, 2017, and further call for all terminating traffic with all LECs to be exchanged on a bill-and-keep basis by July 1, 2020. These rules may affect the manner in which we are charged or compensated for the exchange of traffic. We cannot predict the impact of any changes to these requirements on the amounts that we pay or receive.

Net Neutrality.  The FCC, in March 2015, adopted net neutrality rules for broadband Internet providers, including mobile broadband Internet providers, under which such providers would not be able to engage in various forms of blocking, throttling or paid prioritization with respect to Internet content, subject to reasonable network management.  The FCC also adopted an enhanced transparency rule and a general conduct rule regarding behavior of broadband Internet providers.  In doing so, the FCC reclassified broadband Internet service as a Title II telecommunications service under the Communications Act. The FCC, in reclassifying broadband Internet service as a Title II service, specifically forbore from applying many legacy common carrier regulations to broadband Internet service providers.  In December 2017, the FCC voted to rescind all of these rules except for a modified transparency rule. This rescission and modification are not yet effective and will not become effective until after certain additional regulatory steps are taken.  We cannot predict when that will occur.  The FCC’s ruling has been appealed in federal circuit court. We cannot predict with any certainty the likely timing or outcome of any court action.

Telecommunications Privacy Regulations.  We are subject to federal regulations relating to privacy and data security that impact all parts of our business.  On April 3, 2017, the President signed into law a bill that nullified privacy rules adopted by the FCC in October 2016, which would have imposed certain transparency, consumer choice, data security, and data breach notification requirements on telecommunications providers, including broadband Internet providers.  Parts of our business are subject to the privacy and data security oversight of other federal regulators, including the Federal Trade Commission. Generally, attention to privacy and data security requirements is increasing. We believe that we comply with all currently applicable requirements, but we cannot predict future changes of law in this area.

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

Impact of Hurricanes on Federal Regulatory Compliance.  The FCC generally suspended certain regulatory requirements and offered other forms of regulatory relief in areas struck by Hurricanes Irma and Maria in September 2017, including the U.S. Virgin Islands. As a result of the damage to the wireline and wireless networks of our subsidiary Viya, which operates in the U.S. Virgin Islands, we may not now be in full compliance with all FCC rules and cannot guarantee that we will regain compliance prior to the expiration of the FCC’s suspension of the rule and other regulatory relief. Viya filed two emergency petitions with the FCC, in October and December 2017, seeking additional one-time USF funding for rebuilding and hardening its infrastructure following the hurricanes.  We cannot predict when or to what extent the FCC will grant that relief.

Obligations Due to Economic Stimulus Grants

One of our subsidiaries has received awards from the Broadband Technology Opportunities Program (“BTOP”) of the U.S. Department of Commerce (“DOC”) pursuant to the American Recovery and Reinvestment Act of 2009 (“ARRA”). As a BTOP sub-recipient, we are subject to the various terms and conditions included in the agency’s Notice of Funds Availability published in the Federal Register on July 9, 2009.  We are also required to comply with other terms and conditions of the individual DOC grants. We believe we are currently in material compliance with all BTOP and DOC requirements applicable to our grants.

U.S. State Regulation

Wireless Services

Federal law preempts state and local regulation of the entry of, or the rates charged by, any CMRS provider. As a practical matter, we are free to establish wireless rates and offer new wireless products and services and are subject to only a minimum of state regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction. For example, although states do not have the authority to regulate the entry or the rates charged by CMRS providers, states may regulate the “other terms and conditions” of a CMRS provider’s service. Most states still maintain some form of jurisdiction over complaints as to the nature or quality of services and as to billing issues. A number of state authorities have initiated actions or investigations of various wireless carrier practices. The outcome of these proceedings is uncertain and could require us to change certain of our practices and ultimately increase state regulatory authority over the wireless industry. States and localities assess on wireless carriers taxes and fees that may equal or even exceed federal obligations.

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

The FCC is conducting several related proceedings to consider actions to help expedite the deployment of wireless network infrastructure.  Those actions could include limiting state and local regulations governing the construction of towers and the installation of small cells and other facilities along public rights-of-way when the FCC determines those regulations can be barriers to deployment.  Although we cannot predict the outcome of these proceedings, streamlining wireless siting requirements may benefit our ability to expand our wireless network coverage.

U.S. Virgin Islands Regulation

Virgin Islands Public Service Commission

Pursuant to the USVI Public Utilities Code, the Virgin Islands Public Service Commission (“PSC”) regulates certain telecommunications and cable TV services that Viya provides in the U.S. Virgin Islands. In addition, certain of our subsidiaries entered into a transfer of control agreement with the PSC on July 1, 2016, which imposes certain operational obligations on the Viya companies. Among other things, the PSC establishes the rates and fees that we may charge local exchange residential and enterprise customers in the U.S. Virgin Islands.  The PSC is required by U.S. Virgin Islands law to review local utility rates every five years. In June 2016, the PSC adopted an order increasing the rates and fees that we may charge subject to certain conditions and future obligations. We believe that we have satisfied these requirements.  In addition, as a condition to Viya’s receipt of universal service funds from the FCC, the PSC is required to certify on an annual basis that Viya is in compliance with certain eligible telecommunication carrier (“ETC”) obligations. We believe that we comply with all such obligations but cannot predict the outcome of future PSC proceedings relating to Viya’s ETC status.

Our subsidiaries provide cable TV service in the U.S. Virgin Islands pursuant to two franchises granted by the PSC. Each franchise was renewed in July 2015 by an order issued by the PSC, but the PSC has not yet issued new franchise agreements memorializing these renewals. We cannot predict what requirements will be included in the renewed franchise agreements. However, we understand that the renewed franchise agreements likely will contain substantially similar terms and conditions as the prior franchise agreements, including a 15-year term, but will exclude language from the previous franchise agreements permitting the PSC to regulate cable rates.

The PSC is reviewing the damage to our network caused by the hurricanes, as well as our efforts to restore telecommunications and video services in the U.S. Virgin Islands. We do not know what, if any, action the PSC will take in the course of this review.

Virgin Islands Research and Technology Park

Our video and wireless companies in the U.S. Virgin Islands also receive tax benefits as qualifying participants in the USVI’s Research & Technology Park (“RTPark”) program. RTPark was chartered with the goal of promoting technology-based economic development in the territory and offering attractive economic incentives to companies that contribute to the development of the Virgin Islands through local employment and sourcing, as well as significant contributions to both the economy and the non-profit sectors of the community. As part of the program, our participating entities currently receive a 100% tax exemption applied against gross receipts and excise taxes as well as a 90% exemption against income taxes. These benefits resulted in tax exemptions of approximately $2.7 million during the year ended December 31, 2017.  In order to qualify, we are required to maintain certain capital investments over the first five years of the agreement, pay monthly management fees of 0.4% of tenant company revenue, make annual charitable contributions to the University of the Virgin Islands, purchase products and services locally when feasible and provide in-kind services to RTPark.

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

Regulatory Developments.   In 2016, the Government of Guyana passed new telecommunications legislation introducing material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of introducing additional competition into Guyana’s telecommunications sector.  The legislation that passed, however, has not yet been implemented and does not include a provision that permits other telecommunications carriers to receive licenses automatically upon signing of the legislation, nor does it have the effect of terminating our exclusive license.  Instead, the legislation, as passed, requires the Minister of Telecommunications to conduct further proceedings and issue implementing orders to enact the various provisions of the legislation.  We have met with the Government of Guyana, including as recently as January 2018, to discuss modifications of our exclusivity rights and other rights under our existing agreement and license.  However, there can be no assurance that those discussions will be concluded before the Government issues new licenses as contemplated by the legislation or at all, or that they will satisfactorily address the Company’s contractual exclusivity rights.  Although we believe that we would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, we cannot guarantee that we would prevail in a proceeding to enforce our rights or that our actions would effectively halt any unilateral action by the Government.

FCC Rule‑Making and International Long‑Distance Rates.  The actions of foreign telecommunications regulators, especially the FCC in the United States, can affect the settlement or termination rate payable by foreign carriers to GT&T for incoming international voice calls. While the FCC continues to monitor and evaluate termination rate levels and benchmarks, we cannot predict when and if the FCC will further reduce settlement rates or the effect lower rates will have on revenue in our International Telecom segment.

Bermuda Regulation

In Bermuda, we were historically subject to Bermuda’s Telecommunications Act of 1986 that authorized it to use spectrum to deliver services under its “Class B” license. In 2013, the Regulatory Authority implemented the Electronic Communications Act of 2011 (“ECA”), which allows communications service providers to enter new lines of business and introduces competition in the sector. As the government of Bermuda reforms the local telecommunications market, it has imposed regulatory and other fees and adopted additional regulation that have increased the regulatory costs incurred by and could otherwise impact our Bermuda operations. In 2018, the Regulatory Authority is expected to conduct a review of the market as required by the ECA. We cannot now accurately predict the impact to the competitive position of our Bermuda business or limitations that such actions will have on our ability to grow.

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

The relevant electricity regulatory commission is empowered, among other things, to determine or adopt the tariff for supply of electricity from the generating company to a distribution licensee (such as the distribution utility companies), for transmission of electricity, wheeling of electricity and retail sale of electricity. However, the relevant electricity regulatory commission may, in case of shortage of supply of electricity, fix the minimum and maximum tariffs for sale or purchase of electricity under agreements between a generating company and a licensee or between licensees, for a period not exceeding one year, to ensure reasonable prices of electricity. While determining the tariff, commissions are required to be guided by, among other things, the promotion of co-generation and generation of electricity from renewable sources of energy.

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

Central Electricity Regulatory Commission (Terms and Conditions for Tariff Determination from Renewable Energy Sources) Regulations, 2012

The Central Electricity Regulatory Commission has announced the Central Electricity Regulatory Commission (Terms and Conditions for Tariff Determination from Renewable Energy Sources) Regulations, 2012, or Tariff Regulations, which prescribes the criteria that may be taken into consideration by the SERCs while determining the tariff for the sale of electricity generated from renewable energy sources that include, among other things, return on equity, interest on loan capital and depreciation. Accordingly, such tariff cannot be determined independently by renewable energy power producers such as our company. Pursuant to the National Tariff Policy, the Central Electricity Regulatory Commission is required to determine the rate of return on equity which may be adopted by the SERCs to determine the generic tariff, keeping in view the overall risk and prevalent cost of capital, which factors are also to be taken into consideration by SERCs while determining the tariff rate. The Tariff Regulations prescribe that the normative return on equity shall be 20% per annum for the first 10 years and 24% per annum from the 11th year onwards.

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

MNRE

The Ministry of New and Renewable Energy (MNRE) in India has been facilitating the implementation of programs harnessing renewable power, renewable energy for industrial and commercial applications and development. The ministry is focused on a mix of subsidy, fiscal incentives, preferential tariffs, market mechanism and affirmative action such as renewable purchase obligations by way of legislation and policies. It has introduced the generation based incentive scheme to support small grid solar projects, pursuant to which the MNRE will pay incentives to the state utilities when they directly purchase solar power from project developers. One such incentive is exemption of customs and excise duty on all rooftops Solar PV Power Projects for a minimum capacity of 100 kw.

India’s Income Tax Act, 1961 as amended, also provides for certain tax benefits, including 100% tax deductions of the profits derived from generation of power for any 10 consecutive years, out of the first 15 years, beginning from the year in which project is completed. Though, the exemption is only available to the projects completed on or before March 31, 2017. Further, certain state policies also provide subsidies and economic incentives for solar power generating companies.

All such subsidies and incentives depend, to a large extent, on political and policy developments relating to environmental concerns in India and are available only for certain time period. Therefore, we may not continue to qualify for such subsidies and incentives. Moreover, some solar power projects do not fall under such exemptions and in future if we do take up such projects, we cannot avail any such subsidies and incentive, which would affect our project.

Additionally, due to increased awareness on greenhouse gas emissions and the possibility of trading carbon dioxide emission quotas, government is undertaking measures to reduce the emissions by way of levying additional duties on sources of energy, primarily fossil fuels, which cause carbon dioxide pollution. This has led to expansion of power generated from renewable energy on large scale and, in turn, solar projects in general. But, if the government were to reduce to terminate such duties, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

Any changes in regulations or implementation of new safety, health and environmental laws and regulations, new interpretations of existing laws, increased governmental enforcement of environmental laws or other similar developments in the future would have an impact on our business. For an example, Environment Impact Assessment Notification, 2006, issued under the Environment (Protection) Act, 1986 provides an exemption for solar photovoltaic projects, though we are obligated to obtain consents to establish and operate in certain Indian states under the Water (Prevention and Control of Pollution) Act, 1974, Air (Prevention and Control of Pollution) Act, 1981, and the Hazardous Waste (Management, Handling and Transboundary Movement) Rules, 2008. Many states as an initiative to encourage renewable energy have adopted policies in relation to solar projects that exempt us from obtaining such consents or have reduced or simplified procedural requirements for obtaining such consents, however, such initiatives are dependent on the current political and economic climate, and there can be no assurance that this would continue in future. All of our government approvals, licenses and permits are subject to numerous conditions, some of which are onerous and require substantial expenditures. Nonetheless, we may incur substantial costs, including clean up or remediation costs, fines and civil or criminal sanctions, and third-party property damage or personal injury claims, as a result of any violations of, liabilities under, or change in environmental or health and safety laws or noncompliance with permits and approvals, which, as a result, may have an adverse effect on our business and financial condition.

The Government of India has also amended its rules that determine the ‘tax residency’ of a company in India with effect from April 1, 2017. Previously, a foreign company could be a tax resident of India only if its control and management was situated wholly in India. Under the amended rules, a company will be treated as tax resident of India if (i) it is an Indian company; or (ii) its place of effective management (“POEM”) is in India. POEM is defined in the Income Tax Act, 1961, to mean a place where key management and commercial decisions that are necessary for the conduct of the business of an entity as a whole are, in substance, made. The Government of India has also issued the final guidelines for determining the POEM of a company on January 24, 2017. The applicability of the amended rules and the treatment of our subsidiaries under such rules is uncertain.

We have not determined the impact of these recent and proposed legislations on our business. Uncertainty in the applicability, interpretation or implementation of any amendment to, or change in, governing law, regulation or policy in the jurisdictions in which we operate, including by reason of an absence, or a limited body, of administrative or judicial precedent may be time consuming as well as costly for us to resolve and may impact the viability of our current business or restrict our ability to grow our business in the future

GST, Custom Duties and its implication on project cost and revenue generation

The Indian Parliament has recently approved the adoption of a comprehensive national goods and services tax (“GST”) regime that will combine taxes and levies by the central and state governments into a unified rate structure.

The GST Council proposed that 18% tax be levied on solar cells and modules, a decision that will increase the overall cost of the under development and under construction projects. According to industry estimates, the overall project cost may go up by 12~14%. If the impact of GST is passed on to the consumers, then the DISCOMs will resist the increase of tariff rates in a time when solar tariffs for newer auctions are reaching all-time lows while on the other hand solar sector will have to reanalyze its power tariff to make-up for the increased cost of solar production. It is not clear, however, how the GST will be applied and implemented, and there can be no assurance that the GST will not result in significant additional taxes being payable, which in turn, may harm our results of operations and financial condition.

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

A substantial portion of our U.S. Wireless revenue is generated from four national wireless service providers. Our U.S. wholesale wireless revenues accounted for approximately 25.6% of our consolidated revenues in 2017.

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

Demand for smartphones and data services continues to grow across all of our wireless markets and our value to our customers in some markets depends in part on our network’s ability to provide high‑quality and high capacity network service to smartphone devices. Indeed, much of the revenue growth in our wireless businesses in the past few years has been attributable to increased demand for data services. However, if data usage increases faster than we anticipate and exceeds the then‑available capacity of any of our networks, our costs to deliver roaming services may be higher than we anticipate. In the United States, the dearth of available spectrum and or non-transparent spectral allocation practices in our industry means that we cannot guarantee that we will be able to acquire additional spectrum at a reasonable cost or at all to ensure our ability to maintain or grow our business and traffic volumes. As demand for advanced mobile data services continues to grow, we may have difficulty satisfying our retail and wholesale customers’ demand for these services without substantial upgrades and additional capital expenditures and operating expenses, which could have an adverse effect on our results of operations and financial condition.

Risks Relating to Our International Telecom Segment

Our ability to restore our service quickly and economically following the impact of the Hurricanes in the U.S. Virgin Islands or future storms could adversely impact our business, financial condition and results of operations.

During September 2017, our operations and customers in the U.S. Virgin Islands were severely impacted by Hurricane Irma and subsequently Hurricane Maria (collectively, the “Hurricanes”).  Both our wireless and wireline networks and commercial operations were severely damaged by these storms.   Our assessment of the level of wireline and wireless network damage by the Hurricanes and corresponding loss is $35.4 million.  This amount, along with $3.2 million of additional operating expenses that we specifically incurred during the quarter to address the impact of the Hurricanes, has been recorded in our statement of operations for the year ended December 31, 2017.  While we received approximately $34.6 million in insurance coverage proceeds in the first quarter of 2018 for a combination of replacement costs of damaged property, extra expenses and business interruption, we believe that these amounts will not cover the total losses from the Hurricanes.

Following the Hurricanes, service to substantially all of our customers over the HFC network was impacted due to both the loss of power and damage to our network. Accordingly, we issued approximately $19.3 million of service credits to our subscribers in 2017 which are reflected as a reduction of our wireline revenue within our International Telecom segment.   As a result of the level of damage to our network and the U.S. Virgin Islands economy, it may take significant time to return to pre-hurricane revenue levels.    Due to the ongoing restoration of our wireline infrastructure, we currently expect this impact to wireline revenue to continue into 2018, albeit decreasing each month as we are able to restore service. If we are unable to restore service on a timely and cost-effective basis, it could harm our reputation and have a material adverse effect on our business, financial condition or results of operations through continued loss of revenue and customer attrition to our competitor.

Changes in Universal Service Fund (“USF”) funding could have an adverse impact on our financial condition or results of operations.

In November 2011, the FCC released an order reforming the USF program for all types of USF support recipients beginning in 2012, including Viya. This order, and follow-on orders issued by the FCC, include, among other things, new services and reporting obligations applicable to USF support recipients.  Changes in the FCC’s leadership, including their implementation of an agenda to be set by the new U.S. Administration, could materially impact the amount of support that we expect to receive or the performance obligations attached thereto. Viya currently receives high cost USF support, which was approximately $16 million for the year ended December 31, 2017.  Although we cannot predict the impact of such changes on the amounts we pay or receive in USF funds, the changes, or any future changes, could impact Viya’s USF funding negatively, and consequently, our efforts to build and maintain networks in the U.S. Virgin Islands market and our ability to provide services supported by USF funds, which could adversely affect the revenues of our International Telecom segment.

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

In 2016, the Government of Guyana passed new telecommunications legislation introducing material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of introducing additional competition into Guyana’s telecommunications sector.  The legislation that passed, however, has not yet been implemented and does not have the effect of terminating our exclusive license.  Instead the legislation as passed requires the Minister of Telecommunications to conduct further proceedings and issue implementing orders to put into effect the various provisions of the legislation.  We have met with the Government of Guyana to discuss modifications of the Company’s exclusivity rights and other rights under its existing agreement and license.  However, there can be no assurance that those discussions will be concluded before the Government issues new licenses as contemplated by the legislation or at all, or that they will satisfactorily address the Company’s contractual exclusivity rights.  Although we believe that we would be entitled to damages or other compensation for any involuntary termination of our contractual exclusivity rights, we cannot guarantee that we would prevail in a proceeding to enforce our rights or that our actions would effectively halt any unilateral action by the Government.

We are dependent on GT&T for approximately 20% of our total consolidated revenues. A loss of exclusivity on international voice and data service would result in a reduction in the international call traffic and as a result, a loss in that portion of our wireline revenue. Any modification, early termination or other revocation of the exclusive domestic fixed and international voice and data license could adversely affect our revenues and profits and diminish the value of our investment in Guyana.

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

The cash flow from the PPAs is significantly affected by our ability to collect payments from offtakers under our PPAs. While we believe that all of our current customers are high‑quality credit entities in their local market, if for any reason these customers are unable or unwilling to fulfill their related contractual obligations or if they refuse to accept delivery of power or otherwise terminate or breach such agreements, such non‑payment could have a material adverse effect on our revenues.  In addition, our inability to perform our obligations under the PPAs could also have a material adverse effect on our revenues. For instance, our inability to meet certain operating thresholds or performance measures under certain of our PPAs within specified time periods exposes us to the risk of covering the cost of any shortfall or early termination by such customer.

Certain of our PPAs provide for early termination for a variety of reasons, including in the event that (a) an offtaker is unable to appropriate funds from state and local governments, (b) there is a change of law that substantially reduces the value of utility credits, (c) termination for convenience, or (d) the Facility causes damage to the premises or roof and our customer fails to repair or causes  (d) change of control in the managing structure of the offtaker, (e) insolvency of the offtaker, or (f) any change in the credit worthiness of the offtaker . While we would be entitled to a termination fee (typically set at the terminal value of the PPA) in most cases, the termination fee might not be a sufficient substitute for the payments otherwise due under the PPAs. There can be no assurances that such appropriations will be made or timely made in any given year or that tax or other incentives will continue to be available for the purchase of solar energy. In the event a PPA for one or more of our projects is terminated or payments are not made (or not made in a timely manner) pursuant to such provisions, it could materially and adversely affect our results of operations and financial condition. We cannot provide any assurance that PPAs containing such provisions will not be terminated or, in the event of termination, we will be able to enter into a replacement PPA. Moreover, any replacement PPA may be on terms less favorable to us than the PPA that was terminated.

Our revenue in the United States may be exposed to SREC uncertainty, inflation‑based price increases or other external factors.

In the United States, we also generate solar renewable energy credits, or SRECs, which are government emissions allowances obtained through power generation and compliance with various regulations from the government as our projects produce electricity. Revenue is recognized as SRECs are sold through long-term purchase agreements with a third party at the contractual rate specified in the agreement. In 2017, approximately 58% of our renewable energy revenue generated in the United States was earned from SREC contracts and PBIs and 42% was earned from PPA revenues. SRECs may also be transferred directly to our lenders in lieu of payments due on loans.  The revenue derived from our sale of SRECs is dependent on local governments in Massachusetts and New Jersey electing to maintain the programs that grant SRECs for power production in these states.

In addition, certain of our PPAs do not contain inflation based price increases, resulting in an average, weighted by MWp, escalator on our PPAs of 1.08%. To the extent that we experience high rates of inflation we may experience increased operation costs without concomitant increase in revenue. In addition, a portion of the revenues under certain of the PPAs for our solar energy projects are subject to price adjustments triggered by a decrease in the market price of electricity over time. This would also have a negative impact on our ability to attract new customers and increase our portfolio, as we believe that an offtaker’s decision to develop our solar projects is primarily driven by a desire to decrease their traditional energy costs. If we are unable to negotiate more favorable pricing, it could have a material adverse impact on the financial condition, results of operations and cash flows of our Renewable Energy segment. We also believe the solar industry will continue to experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will put pressure on pricing, which could adversely affect our results of operations.

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

There is no central title registry for real property in India and the documentation of land records in India has not been fully computerized. Property records in India are generally maintained at the state and district level and in local languages, and are updated manually through physical records. Therefore, property records may not be available online for inspection or updated in a timely manner, may be illegible, untraceable, incomplete or inaccurate in certain respects, or may have been kept in poor condition, which may impede title investigations or our ability to rely on such property records. Furthermore, title to land in India is often fragmented, and in many cases, land may have multiple owners. Title may also suffer from irregularities, such as non-execution or non-registration of conveyance deeds and inadequate stamping, and may be subjected to encumbrances that we are unaware of. As a result, potential disputes or claims over title to the land on which our power projects will be constructed may arise. We recognize the material nature of this risk and have invested heavily in and prioritized our real estate due diligence work by retaining in-house legal real estate experts to review and advise on real estate diligence and land ownership.  We are also looking to secure title insurance for land that we wish to purchase, although such title insurance is currently very uncommon in India. We believe that real estate issues are most likely to arise during the construction phase of a project, and note that in most cases the land we purchase for a project is likely to be bought from multiple land owners and so individual title issues may have a limited impact even where they materialize.  Nonetheless, any real estate issues could impair the development or operations of our solar projects and any defects in, or irregularities of, title may result in a loss of development or operating rights over the land that may adversely impact our ability to construct our power project portfolio or maintain operations, once constructed. Further, the government may exercise its rights of eminent domain, or compulsory acquisition in respect of land on which our projects are or will be located. Any of this may adversely affect our business, results of operations and cash flows in the future. For instance, in one such state a PIL (Public Interest Litigation) has been filed in the courts against the acquisition of large parcels of land by the solar power generation companies. All such litigations may result in new regulations, adversely affecting our project construction and operation.

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

India has a target of installing 175 GW of renewable energy capacity installed by March 2022, of which it is intended that 100 GWp will be solar power capacity.  New capacity additions have historically been lower than the targeted capacity. If the government fails to reach its targeted solar capacity, it will directly result in a slowdown in our growth opportunities and adversely affect our ability to achieve our long term business objectives, targets and goals. Moreover, due to the intermittent nature of most forms of renewable energy generation, significant renewable energy generation capacity on a limited area of grid infrastructure can cause technical challenges to keep the grid in balance.  Such technical issues could result in a grid company looking to turn down the export capacity of one of our solar projects for a limited or extended period, or the grid company incurring additional costs in order to manage their grid infrastructure, and looking to recharge such costs to renewable energy generators.  Such actions by a grid operator could have a material adverse impact on our prospects and results of operations in our Renewable Energy segment.

For distributing power to an offtaker, we generally rely on transmission lines and other transmission and distribution facilities that are owned and operated by the respective state governments or public entities. In absence of such transmission and distribution networks, we may engage contractors to build transmission lines and other related infrastructure. In such a case, we will be exposed to additional costs and risks associated with developing transmission lines and other related infrastructure, such as the ability to obtain right of way from land owners for the construction of our transmission lines, which may delay and increase the costs of our projects. We may not be able to secure access to the available transmission and distribution networks at reasonable prices, in a timely manner or at all.

In some instances, we are required to distribute power to customers across long distances from our project sites. Any constrains or limited access to transmission and distribution networks, could curtail the transmission and dispatch of the full output of our projects and we may have to suspend producing electricity during the period when electricity cannot be transmitted, thereby reducing the net power generation of our projects. Any such curtailment of our power projects’ output levels will reduce our electricity output and limit operational efficiencies, which in turn could have an adverse effect on our business, results of operations and cash flows.

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

Other Risks Related to Our Businesses

Storms and changes in meteorological conditions may materially disrupt our operations.

Many of the areas in which we operate have experienced severe weather conditions over the years including hurricanes, tornadoes, blizzards, damaging storms and floods. Some areas in which we operate may also be at risk of earthquakes. Such events may materially disrupt and adversely affect our business operations, such as the recent impacts of Hurricanes Irma and Maria in the U.S. Virgin Islands in 2017. Major hurricanes also passed directly over Bermuda in 2003, 2014 and 2016 causing major damage to our network and to the island’s infrastructure. Guyana has suffered from severe rains and flooding in the past as well. Our solar production at our facilities in Massachusetts was negatively impacted in early 2015 by repeated heavy snowfall and prolonged cold weather.  While some of these events have not had a significant negative impact on the operating results or financial condition of the affected businesses or our overall business, we cannot be sure that these types of events will not have such an impact in the future or that we can procure insurance coverage against these types of severe weather events under reasonable business terms and conditions or any insurance coverage we are able to maintain will adequately compensate us for all damage and economic losses resulting from natural catastrophes.

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

We are subject to U.S. federal, state and local regulations and foreign government regulations, all of which are subject to change. As new laws and regulations are issued or discontinued,  we may be required to modify our business plans or operations materially. We cannot be certain that we can do so in a cost‑effective manner. For example, a portion of our revenues in our Renewable Energy segment from PPAs is dependent on the ongoing availability of tax credits for clean energy and changes to the FCC’s universal service support could materially impact the amount of support that we expect to receive or the performance obligations attached thereto.  Any effort by the new U.S. administration or other jurisdictions to overturn or modify laws, regulations or policies that are supportive of renewable energy projects or that remove costs or other limitations on other types of generation that compete with renewable energy projects could materially and adversely affect our business, financial condition, results of operations and cash flows.  In addition, the failure to comply with applicable governmental regulations could result in the loss of our licenses or authorizations to operate, inability to perform under our PPAs, the assessment of penalties or fines or otherwise may have a material adverse effect on the results of our operations.

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

In the United States, wireless licenses generally are valid for ten years from the effective date of the license, although recently-issued 600 MHz licenses were issued for a slightly longer initial term, to account for the need for broadcast television incumbents to vacate the spectrum before the new wireless licensees could construct. Licensees may renew their licenses (including renewal of 600 MHz licenses) for additional ten‑year periods by filing renewal applications with the FCC. Our 600 MHz wireless licenses all expire in 2029. Our other wireless licenses in the U.S. expire between 2018 and 2027. While we intend to renew our licenses expiring this year, the renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area. Furthermore, our compliance with regulatory requirements such as enhanced 911 and CALEA requirements may depend on the availability of necessary equipment or software.

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

We source wireless devices for our retail wireless businesses from a small number of handset resellers and to a lesser extent, equipment manufacturers and depend on access to compelling devices at reasonable prices on primary and secondary markets for these devices, as well as timely delivery of devices to meet market demands. The inability to provide a competitive device lineup could materially impact our ability to attract new customers and retain existing customers. We are also reliant upon a limited number of network equipment manufacturers, including Ericsson, Motorola, Alcatel‑Lucent and Nokia and a limited number of solar equipment manufacturers, including Yingli, GCL, and Inventec for photovoltaic modules and SMA and Satcon for inverters.

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

We actively evaluate acquisition, investment, business sales and combinations, and other strategic opportunities, both domestic and international, in telecommunications, energy‑related and other industries, including in areas that may not be seen by the broader market as timely today. We may focus on opportunities that we believe have potential for long‑term organic and strategic growth or that may otherwise satisfy our return and other investment criteria. Any acquisition or investment that we might make outside of the telecommunications or solar industries would pose the risk inherent in us entering into a new, unrelated business, including the ability of our holding company management team to effectively oversee the management team of such operations. Similarly, there are risks inherent in the sale of a business or assets, including the potential of a transaction failing to close due to last minute negotiations, regulatory issues, or the like which can be disruptive to our operations and costly.  There can be no assurance as to whether, when or on what terms we will be able to invest in, acquire or divest any businesses or assets or that we will be able to successfully integrate the business or realize the perceived benefits of any acquisition. Any such transactions may be accomplished through the payment of cash, issuance of shares of our capital stock or incurrence of additional debt, or a combination thereof. As of December 31, 2017, we had approximately $227.0 million in cash, cash equivalents, restricted cash, and short term investments approximately $155.8 million of long‑term debt. How and when we deploy our balance sheet capacity will figure prominently in our longer‑term growth prospects and stockholder returns.

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

Our operations may face adverse financial consequences and operational problems due to political or economic changes, such as changes in national or regional political or economic conditions, laws and regulations that restrict repatriation of earnings or other funds, or changes in foreign currency exchange rates. As new laws and regulations are issued or discontinued to implement an agenda set by the new U.S. administration, we may be required to materially modify our business plans or operations.  Any of these changes could adversely affect our revenues or financial position.

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

The credit facilities that we and our subsidiaries maintain include certain financial and other covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include restrictions on our ability to do the following:

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

Cornelius B. Prior, Jr., our Chairman and the father of our Chief Executive Officer, beneficially owns, together with related entities, affiliates and family members (including our Chief Executive Officer), approximately 27% of our outstanding Common Stock. As a result, he is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our Chairman, he has the ability to exert significant influence over other matters brought before our Board of Directors, such as proposed changes in our strategy or business plans and our major financing decisions. His interests may not always coincide with the interests of other holders of our Common Stock.

Low trading volume of our stock may limit our stockholders ability to sell shares and/or result in lower sale prices.

For the three months prior to February 1, 2018, the average daily trading volume of our Common Stock was approximately 97,000 shares. As a result, our stockholders may have difficulty selling a large number of shares of our Common Stock in the manner or at a price that might be attainable if our Common Stock were more actively traded. In addition, the market price of our Common Stock may not be reflective of its underlying value.

We may not pay dividends in the future.

Our stockholders may receive dividends out of legally available funds if, and when, they are declared by our Board of Directors. We have consistently paid quarterly dividends in the past, but may cease to do so or decrease the dividend amount at any time. Our credit facility sets certain limitations on our ability to pay dividends on, or repurchase, our capital stock. We may incur additional indebtedness in the future that may further restrict our ability to declare and pay dividends. We may also be restricted from paying dividends in the future due to restrictions imposed by applicable state laws, our financial condition and results of operations, capital requirements, covenants contained in our financing agreements, management’s assessment of future capital needs and other factors considered by our Board of Directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease approximately 21,000 square feet of office space at 500 Cummings Center, Beverly, MA 01915 for our corporate headquarters. Worldwide, we utilize the following approximate square footage of space for our operations:

		International	Renewable
Type of space	U.S. Telecom	Telecom	Energy
Office	65,038	284,637	21,509
Retail stores	15,697	29,050	—
Technical operations	115,631	1,931,624	—

All of the above locations are leased except for the office and technical space within our International Telecom segment, which we own. As of December 31, 2017, we operated twelve retail stores in our U.S. Telecom segment and twenty one retail stores in our International Telecom segment.

Our offices and technical operations are in the following locations:

U.S. Telecom	International Telecom	Renewable Energy
Little Rock, AR	Georgetown, Guyana	San Francisco, CA
Castle Rock, CO	Bermuda	Hyderabad, India
Atlanta, GA	U.S. Virgin Islands	Singapore
Cayman Islands

Within our telecommunications operations, we globally own 296 towers, lease an additional 482 towers and have five switch locations within rented locations. In addition, our renewable energy operations own 64 commercial solar projects at 33 sites. We consider our owned and leased properties to be suitable and adequate for our business operations.

ITEM 3.  LEGAL PROCEEDINGS

Our Guyana subsidiary, Guyana Telephone & Telegraph, Ltd. (“GT&T”) holds an exclusive license to provide domestic fixed services and international voice and data services in Guyana. The license, whose initial term of twenty years expired at the end of 2010, allowed for GT&T at its sole option, to extend the term for an additional twenty years, until December 2030. GT&T  exercised its extension right, in accordance with the terms of its License and its agreement with the Government of Guyana, in November 2009.

In 2016, the Government of Guyana passed new telecommunications legislation introducing material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of introducing additional competition into Guyana’s telecommunications sector.  The legislation that passed, however, has not yet been implemented and does not include a provision that permits other telecommunications carriers to receive licenses automatically upon signing of the legislation, nor does it have the effect of terminating the Company’s exclusive license.  Instead the legislation as passed requires the Minister of Telecommunications to conduct further proceedings and issue implementing orders to enact the various provisions of the legislation.  We have met with the Government of Guyana, including as recently as January 2018, to discuss modifications of the Company’s exclusivity rights and other rights under its existing agreement and license.  However, there can be no assurance that those discussions will be concluded before the Government issues new licenses as contemplated by the legislation or at all, or that they will satisfactorily address our contractual exclusivity rights.  Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

In November 2007, Caribbean Telecommunications Limited (“CTL”) filed a complaint in the U.S. District Court for the District of New Jersey against GT&T and ATN claiming breach of an interconnection agreement for domestic cellular services in Guyana and related claims. CTL asserted over $200 million in damages.  GT&T and ATN moved to dismiss the complaint on procedural and jurisdictional grounds. On January 26, 2009, the court granted the motions to dismiss the complaint on the grounds asserted. In November 2009 and again in April 2013, CTL filed and then abandoned a similar claim against GT&T and the PUC in the High Court of Guyana. CTL once more filed a similar claim against the Company in December 2017, seeking damages of $25 million.  The Company continues to believe this claim is without merit and intends to vigorously defend against it.

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

GT&T has filed several lawsuits in the High Court of Guyana asserting that Digicel is engaged in international bypass in violation of GT&T’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. GT&T is seeking injunctive relief to stop the illegal bypass activity and punitive damaged caused thereby. Digicel filed counterclaims alleging that GT&T has violated the terms of the interconnection agreement and Guyana laws.  These suits, filed in 2010 and 2012, have yet to proceed to trial and it remains uncertain as to when a trial date may be set.  GT&T intends to vigorously prosecute these matters.

GT&T is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. Should GT&T be held liable for any of the disputed tax assessments, totaling $44.1 million, the Company believes that the Government of Guyana would then be obligated to reimburse GT&T  for any amounts necessary to ensure that GT&T’s return on investment was no less than 15% per annum for the relevant periods.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock, $.01 par value, is listed on the NASDAQ Global Select Market under the symbol “ATNI.” The following table sets forth the high and low sales prices for our Common Stock as reported by the NASDAQ Global Select Market:

\
	High	Low
2016
Quarter ended March 31	$82.59	$70.22
Quarter ended June 30	$79.61	$69.71
Quarter ended September 30	$83.27	$62.70
Quarter ended December 31	$84.29	$64.63

	High	Low
2017
Quarter ended March 31	$87.82	$66.05
Quarter ended June 30	$73.99	$60.99
Quarter ended September 30	$69.88	$49.50
Quarter ended December 31	$60.88	$50.26

The number of holders of record of Common Stock as of March 1, 2018 was 97.

Dividends

The following table sets forth the quarterly dividends per share declared by us over the past two fiscal years ended December 31, 2017:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016	$0.32	$0.32	$0.34	$0.34
2017	$0.34	$0.34	$0.17	$0.17

The declaration and payment of dividends on our Common Stock is at the discretion of our Board of Directors and is subject to a number of factors. Our credit facility restricts our ability to declare or pay dividends on our Common Stock. Because we are a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us. We have paid quarterly dividends on our Common Stock since January 1999.  The present Board of Directors believes in returning a portion of profits, where possible, to stockholders and, subject to prudent resource management and strategic development needs. In 2016 and 2017 we declared a total annual dividend of $1.32 and $1.02 per share, respectively. The continuation or modification of our current dividend policy will be dependent upon strategic opportunities or developments, future results of operations, financial condition, capital requirements, contractual restrictions (such as those under our existing credit facility), regulatory actions, and other factors deemed relevant at that time by the Board of Directors.

Issuer Purchases of Equity Securities in the Fourth Quarter of 2017

In September 2004, our Board of Directors approved a $5.0 million stock buyback plan (the “2004 Repurchase Plan”).  Through September 19, 2016, we repurchased $4.1 million of our Common Stock, including $2.0 million during the third quarter of 2016, under the 2004 Repurchase Plan.

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  The 2016 Repurchase Plan replaces the 2004 Repurchase Plan.  As of December 31, 2017, we have $39.9 million of available to be repurchased under the 2016 Repurchase Plan.

The following table reflects the repurchases by the Company of its Common Stock during the quarter ended December 31, 2017:

					(d)
					Maximum
					Number (or
				(c)	Approximate
			(b)	Total Number of	Dollar Value) of
	(a)		Average	Shares Purchased	Shares that May
	Total Number		Price	as Part of Publicly	be Purchased
	of Shares		Paid per	Announced Plans	Under the Plans or
Period	Purchased		Share	or Programs	Programs
October 1, 2017 — October 31, 2017	294	(1)	$52.88		$39,266,945
November 1, 2017 — November 30, 2017	—		—		$39,266,945
December 1, 2017 — December 31, 2017	—		—		$39,266,945

(1)

Consists of 294 shares purchased on October 6, 2017 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the exercise of stock options and the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased

Stock Performance Graph

The graph below matches ATN International's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index, the S&P Smallcap 600 index, and the NASDAQ Telecommunications index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2012 to December 31,2017.  The stock price performance in the graph below is not necessarily indicative of future price performance.  This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933.

	12/12	12/13	12/14	12/15	12/16	12/17

ATN International	100.00	157.24	191.35	225.22	234.81	164.54
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
S&P Smallcap 600	100.00	141.31	149.45	146.50	185.40	209.94
NASDAQ Telecommunications	100.00	141.28	145.43	140.97	150.94	184.85

ITEM 6.  SELECTED FINANCIAL DATA

You should read the selected financial data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015 and the related Notes to those Consolidated Financial Statements included in this Report. The historical results set forth below are not necessarily indicative of the results of future operations. Period to period comparisons are also significantly affected by our significant acquisitions. See Notes 4 and 5 to the Consolidated Financial Statements included in this Report for a more detailed discussion of our recent acquisitions and discontinued operations.

The selected Consolidated Income Statement data for the years ended December 31, 2017, 2016 and 2015 and the selected Consolidated Balance Sheet data as of December 31, 2017 and 2016 are derived from our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K. The selected Consolidated Income Statement data for the years ended December 31, 2014 and 2013 and the selected Consolidated Balance Sheet data as of December 31, 2015, 2014 and 2013 are derived from our Consolidated Financial Statements not included in this Annual Report on Form   10-K.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Income Statement Data
Revenue	$481,193	$457,003	$355,369	$336,347	$292,835
Operating expenses(1)	425,725	407,206	276,774	250,771	228,750
Income from operations	55,468	49,797	78,595	85,576	64,085
Other income (expense):
Interest income	1,613	1,239	588	788	852
Interest expense	(8,838)	(5,362)	(3,180)	(1,208)	(12,785)
Other, net(2)	(689)	(300)	(19,802)	1,012	(5,679)
Other income (expense), net	(7,914)	(4,423)	(22,394)	592	(17,612)
Income from continuing operations before income taxes	47,553	45,374	56,201	86,168	46,473
Income (benefit) provisions	(1,341)	21,160	24,137	28,148	9,536
Income from continuing operations	48,894	24,214	32,064	58,020	36,937
Income from discontinued operations, net of tax	—	—	1,092	1,102	5,166
Gain on sale of discontinued operations, net of tax(3)	—	—	—	—	307,102
Net income	48,894	24,214	33,156	59,122	349,205
Net income attributable to non‑controlling interests, net of tax	(17,406)	(12,113)	(16,216)	(10,970)	(37,489)
Net income attributable to ATN International, Inc. Stockholders	$31,488	$12,101	$16,940	$48,152	$311,716
Net income per weighted average basic share attributable to ATN International, Inc. Stockholders:
Continuing operations	$1.95	$0.75	$0.99	$2.96	$1.84
Discontinued operations	—	—	0.07	0.07	18.01
Total	$1.95	$0.75	$1.06	$3.03	$19.85
Net income per weighted average diluted share attributable to ATN International, Inc. Stockholders:
Continuing operations	$1.94	$0.75	$0.98	$2.94	$1.83
Discontinued operations	—	—	0.07	0.07	17.88
Total	$1.94	$0.75	$1.05	$3.01	$19.71
Dividends per share applicable to common stock	$1.02	$1.32	$1.22	$1.12	$1.04

	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data (as of December 31,):
Cash, restricted cash, and short term investments	$226,966	$297,595	$398,346	$371,394	$434,607
Assets of discontinued operations(3)	—	—	—	175	4,748
Working capital	181,223	217,264	384,137	347,305	350,930
Fixed assets, net	643,146	647,712	373,503	369,582	254,632
Total assets	1,205,605	1,198,218	945,004	925,030	859,719
Short‑term debt (including current portion of long‑term debt)	10,919	12,440	6,284	6,083	—
Liabilities of discontinued operations(3)	—	—	—	1,247	11,187
Long‑term debt, net	144,873	144,383	26,575	32,794	—
ATN International, Inc. stockholders’ equity	688,727	677,055	680,299	677,222	643,330
Statement of Cash Flow Data
(for the years ended December 31,):
Net cash provided by (used in):
Operating activities:
Continuing operations (4)	$145,725	$111,656	$139,079	$82,699	$(131,396)
Discontinued operations	—	—	158	(4,719)	19,394
Investing activities:
Continuing operations	(166,793)	(308,688)	(31,971)	(74,467)	(67,816)
Discontinued operations	—	—	—	—	710,934
Financing activities:
Continuing operations	(40,923)	75,334	(41,438)	(33,904)	(308,796)
Discontinued operations	—	—	—	—	(1,678)
Capital expenditures	(142,371)	(124,282)	(64,753)	(58,300)	(69,316)

(1)	The Company recognized an impairment charge on its telecommunications licenses during the years ended December 31, 2016.
(2)

During the year ended December 31, 2015, the Company recognized a loss on the deconsolidation of a subsidiary.  See Note 4 to the Consolidated Financial Statements included in this Report for additional information

(3)

During the year ended December 31, 2013, the Company recognized a gain on the sale of our U.S. retail wireless business operated under the Alltel name to AT&T Mobility LLC completed in September 2013. See Note 5 to the Consolidated Financial Statements included in this Report for additional information.

(4)

During the year ended December 31, 2016, the Company paid $22.5 million to fund certain pension obligations acquired in the Innovative Acquisition.  Refer to Note 4 of the Consolidated Financial Statements included in this Report for additional information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a holding company that, through our operating subsidiaries, (i) provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean, (ii) develops, owns and operates commercial distributed generation solar power systems in the United States and India, and (iii) owns and operates terrestrial and submarine fiber optic transport systems in the United States and in the Caribbean. We were incorporated in Delaware in 1987, began trading publicly in 1991 and spun off more than half of our operations to stockholders in 1998.  Since that time, we have engaged in strategic acquisitions and investments to grow our operations. We actively evaluate additional domestic and international acquisition, divestiture, and investment opportunities and other strategic transactions in the telecommunications, energy-related and other industries that meet our return-on-investment and other acquisition criteria. For a discussion of our investment strategy and risks involved, see “Risk Factors—We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long-term growth prospects.”

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

•	Renewable Energy. In the United States and India, we provide distributed generation solar power to corporate, utility and municipal customers.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of December 31, 2017:

Segment	Services	Markets	Tradenames
U.S. Telecom	Wireless	United States (rural markets)	Commnet, Choice, Choice NTUA Wireless
	Wireline	United States	Essextel
International Telecom	Wireline	Bermuda, Guyana, U.S. Virgin Islands, Cayman Islands	One, GTT+, Viya, Logic, Fireminds
	Wireless	Bermuda, Guyana, U.S. Virgin Islands	One, GTT+, Viya
	Video Services	Bermuda, U.S. Virgin Islands, Cayman Islands	One, Viya, Logic
Renewable Energy	Solar	United States (Massachusetts, California, and New Jersey), India	Ahana Renewables, Vibrant Energy

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their revenues, which is eliminated in consolidation. For information about our financial segments and geographical information about our operating revenues and assets, see Notes 1 and 18 to the Consolidated Financial Statements included in this Report

Impact of Hurricanes Irma and Maria

During September 2017, our operations and customers in the U.S. Virgin Islands were severely impacted by Hurricanes Irma and Maria (collectively, the “Hurricanes”).  Both our wireless and wireline networks and commercial operations were severely damaged by these storms.  As a result of the significant damage to our wireline network and the ongoing lack of consistent commercial power in the territory, we were unable to provide most of our wireline services, which comprise the majority of revenue in this business, since the Hurricanes.  Accordingly, we issued approximately $19.3 million of service credits, primarily in the fourth quarter of 2017, to our subscribers which are reflected as a reduction of our wireline revenue within our International Telecom segment.  While our restoration of our wireline network is underway, we currently expect this negative impact to wireline revenue to continue into the first half of 2018, although that impact is expected to be less significant over time as services are restored to customers. As a result of the level of damage to our network and the U.S. Virgin Islands economy, it may take significant time to return to pre-hurricane revenue levels.

As a result of the Hurricanes, we recorded a net pre-tax loss within our consolidated statement of operations of $4.0 million during the year ended December 31, 2017.  This loss consists of $35.4 million for the write off of damaged assets, net of insurance recoveries of $34.6 million for which we received the proceeds in February 2018. This loss also includes $3.2 million of additional operating expenses that we specifically incurred to address the impact of the Hurricanes.

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

One Communications (formerly KeyTech Limited)

On May 3, 2016, we completed its acquisition of a controlling interest in One Communications Ltd. (formerly known as KeyTech Limited, “One Communications”), a publicly held Bermuda company listed on the Bermuda Stock Exchange (“BSX”) that provides broadband and video services and other telecommunications services to residential and enterprise customers in Bermuda and the Cayman Islands (the “One Communications Acquisition”).  Subsequent to the completion of our acquisition, One Communications changed its legal name from KeyTech Limited and changed its “CellOne” and “Logic” trade names in Bermuda to “One Communications”.   Prior to our acquisition, One Communications also owned a minority interest of approximately 43% in our previously held and consolidated subsidiary, Bermuda Digital Communications Ltd. (“BDC”), that provides wireless services in Bermuda. As part of the transaction, we contributed its ownership interest of approximately 43% in BDC and approximately $42 million in cash in exchange for a 51% ownership interest in One Communications. As part of the transaction, BDC was merged with and into a company within the One Communications group.  The approximate 15% interest in BDC held in the aggregate by BDC’s minority shareholders was converted into the right to receive common shares in One Communications. Following the transaction, BDC became wholly owned by One Communications, and One Communications continues to be listed on the BSX. A portion of the cash proceeds that One Communications received upon closing was used to fund a one-time special dividend to One Communications’ existing shareholders and to retire One Communications’ subordinated debt. On May 3, 2016, we began consolidating the results of One Communications within our financial statements in our International Telecom segment.

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

Viya (formerly Innovative)

On July 1, 2016, we completed an acquisition of all of the membership interests of Caribbean Asset Holdings LLC (“CAH”), the holding company for the group of companies operating video services, Internet, wireless and landline services in the U.S. Virgin Islands, British Virgin Islands and St. Maarten (collectively, “Viya”), from the National Rural Utilities Cooperative Finance Corporation (“CFC”).  In April 2017, the U.S. Virgin Islands operations and the our existing wireless operations rebranded their tradenames from “Innovative” and “Choice”, respectively, to “Viya.” We acquired the Viya operations for a contractual purchase price of $145.0 million, reduced by purchase price adjustments of $5.3 million (the “Viya Transaction”).  In connection with the transaction, we financed $60.0 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative (“RTFC”) on the terms and conditions of a Loan Agreement by and among RTFC, CAH and ATN VI Holdings, LLC, the parent entity of CAH and our wholly-owned subsidiary.  We funded the remaining purchase price with (i) $51.9 million in cash paid to CFC, (ii) $22.5 million in additional cash paid directly to fund Viya’ s pension in the fourth quarter of 2016, and (iii) $5.3 million recorded as restricted cash to satisfy Viya’ s other postretirement benefit plan liability.  On July 1, 2016, we began consolidating the results of Viya within our financial statements in our International Telecom segment.  Subsequent to the Viya Transaction, we sold the acquired businesses in St. Maarten and the British Virgin Islands, as further described in “Dispositions” below.

The Viya Transaction was accounted as a business combination in accordance with ASC 805.  The consideration transferred to CFC of $111.9 million, and used for the purchase price allocation, differed from the contractual purchase price of $145.0 million due to certain GAAP purchase price adjustments including a reduction of $5.3 million related to working capital adjustments and our assuming pension and other postretirement benefit liabilities of $27.8 million as discussed above.  We transferred $51.9 million in cash and $60.0 million in loan proceeds to CFC for total consideration of $111.9 million that was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition.

Renewable Energy

Vibrant Energy

On April 7, 2016, we completed our acquisition of a solar power development portfolio in India (the “Vibrant Energy Acquisition”). The business operates under the name Vibrant Energy.  The projects to be developed initially are located in the states of Andhra Pradesh, Maharashtra and Telangana and are based on a commercial and industrial business model, similar to our existing renewable energy operations in the United States.  As of April 7, 2016, we began consolidating the results of Vibrant Energy in our financial statements within our Renewable Energy segment.

The Vibrant Energy Acquisition was accounted for as a business combination in accordance with ASC 805.  The total purchase consideration of $6.2 million was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition.  .

U.S. Telecom

In July 2016, we acquired certain telecommunications fixed assets and the associated operations located in the western United States.  The acquisition qualified as a business combination for accounting purposes.  We transferred $9.1 million of cash consideration in the acquisition.  The consideration transferred was allocated to $10.2 million of acquired fixed assets, $3.5 million of deferred tax liabilities, and $0.7 million to other net liabilities, and the resulting $3.1 million in goodwill which is not deductible for income tax purposes. Results of operations for the business are included in the U.S. Telecom segment and are not material to our historical results of operations.

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

The results of the British Virgin Islands, St. Maarten, Aruba, and Turks and Caicos operations are not material to our historical results of operations. Since the dispositions do not relate to a strategic shift in our operations, the historical results and financial position of the operations are presented within continuing operations.

 U.S. Wireline Business

On March 8, 2017, we completed the sale of our integrated voice and data communications and wholesale transport businesses in New England and New York for consideration of $25.9 million (the “Sovernet Transaction”).  The consideration included $20.9 million of cash, $3.0 million of receivables, and $2.0 million of contingent consideration.  The $3.0 million of receivables are held in escrow to satisfy working capital adjustments in favor of the acquirer, to fund certain capital expenditure projects related to the assets sold and to secure our indemnification obligations.  The contingent consideration represents the fair value of future payments related to certain operational milestones of the disposed assets.  The value of the contingent consideration was up to $4.0 million based on whether or not the operational milestones are achieved by December 31, 2017.  In September 2017, based on progress toward achieving the operational milestones, and the December 31, 2017 deadline under which to do so, management determined that earning the contingent consideration was unlikely.  As a result the fair value of the contingent consideration was reduced to zero.  The amount was recorded as a loss on disposition of assets within operating income during the year ended December 31, 2017.

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

The Mobility Funds projects and their results are included within our U.S. Telecom segment. As of December 31 2017, the Company had received approximately $21.1  million in Mobility Funds. Of these funds, $7.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense.  The remaining $13.9 million received offsets operating expenses, of which $10.5 million has been recorded to date, $3.4 million is recorded within current liabilities in the Company’s consolidated balance sheet as of December 31, 2017. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses through the expiration of the arrangement in July 2018.

Selected Segment Financial Information

The following represents selected segment information for the years ended December 31, 2017 and 2016:

For the Year Ended December 31, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$140,636	$81,404	$—	$—	$222,040
Wireline	12,656	213,107	—	—	225,763
Renewable Energy	—	—	20,467	—	20,467
Equipment and Other	2,432	10,092	399	—	12,923
Total Revenue	155,724	304,603	20,866	—	481,193

Operating income (loss)	55,317	28,468	5,179	(33,496)	55,468

For the Year Ended December 31, 2016

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$148,053	$80,745	$—	$—	$228,798
Wireline	26,448	161,571	—	—	188,019
Renewable Energy	—	—	21,608	—	21,608
Equipment and Other	2,225	15,960	393	—	18,578
Total Revenue	176,726	258,276	22,001	—	457,003

Operating income (loss)	49,078	35,436	(246)	(34,471)	49,797

(1)	Reconciling items refer to corporate overhead costs and consolidating adjustments

A year over year summary of our segment results is as follows:

•

U.S. Telecom.  Revenues within our U.S. Telecom segment decreased by $21.0 million, or 11.9%, to $155.7 million from $176.7 million for the year ended December 31, 2017 and 2016, respectively.  Of this decrease, $6.0 million was attributable to our wholesale wireless operations which were subject to reduced wholesale roaming rates and revenue caps with certain carrier customers.  This decrease was partially offset by the increase in the number of our base stations and the increase data traffic volumes.  In addition, revenue from our retail wireless business decreased $1.5 million as a result of decreased subscribers and traffic volumes.  In our wireline businesses, the Sovernet Transaction resulted in a decrease in revenue of $17.0 million which was partially offset by an increase in our wholesale long distance voice services of $3.1 million.

Operating expenses within our U.S. Telecom segment decreased $27.2 million, or 21.3%, to $100.4 million from $127.6 million for the year ended December 31, 2017 and 2016, respectively.  This decrease was primarily related to a $16.8 million reduction in operating expenses as a result of the impact of the Sovernet Transaction, expense reductions of approximately $6.0 million implemented over the last several quarters and $3.9 million in expense offsets from funds received under the Phase I Mobility Funds partially offset by the effects of the expansions and upgrades of our networks.

As a result of the above, our U.S. Telecom segment’s operating income increased $6.2 million, or 12.6%, to $55.3 million from $49.1 million for the year ended December 31, 2017 and 2016, respectively.

•

International Telecom.  Revenues within our International Telecom segment increased $46.3 million, or 17.9%, to $304.6 million from $258.3 million for the year ended December 31, 2017 and 2016, respectively.  This increase was related to the timing of the 2016  International Telecom Acquisitions.  This increase was partially offset by the $19.3 million of service credits issued to customers impacted by the Hurricanes, our sale of our operations in St. Maarten and the British Virgin Islands, and the deconsolidation of our Aruba operations.

Operating expenses within our International Telecom segment increased by $53.2 million, or 23.9%, to $276.1 million from $222.9 million for the year ended December 31, 2017 and 2016, respectively.  This increase was related to the timing of the 2016 International Telecom Acquisitions. The increase also includes $4.0 million related to the net impact of the Hurricanes including a $35.4 million write off of damaged assets, net of insurance recoveries of $34.6 million and $3.2 million of additional operating expenses.  These increases were partially offset by operating efficiencies, the effects of the sale of our operations in St. Maarten and the British Virgin Islands and the deconsolidation of operations in Aruba.

As a result, our International Telecom segment’s operating income decreased $6.9 million, or 19.5%, to $28.5 million from $35.4 million for the year ended December 31, 2017 and 2016, respectively.

•

Renewable Energy.  Revenues within our Renewable Energy segment decreased $1.1 million, or 5.0%, to $20.9 million from $22.0 million for the year ended December 31, 2017 and 2016, respectively, primarily as a result of the expiration of certain incentive energy credits from the state of California and decreased production due to weather conditions in California partially offset by the increase in revenue from our India operations of $1.7 million.

   Operating expenses within our Renewable Energy segment decreased $6.5 million, or 29.3%, to $15.7 million from $22.2 million for the year ended December 31, 2017 and 2016, respectively.  This decrease in expenses was primarily associated with acquisition-related expenses incurred during 2016 as a part of our Vibrant Acquisition partially offset by increased operating expenses incurred for Vibrant in 2017.

As a result, our Renewable Energy segment’s operating income increased by $5.4 million to income of $5.2 million from a loss of $0.2 million for the year ended December 31, 2017 and 2016, respectively.

The following represents a year over year discussion and analysis of our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended		Amount of	Percent
	December 31,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)

REVENUE:
Wireless	$222,040	$228,798	$(6,758)	(3.0)%
Wireline	225,763	188,019	37,744	20.1
Renewable Energy	20,467	21,608	(1,141)	(5.3)
Equipment and Other	12,923	18,578	(5,655)	(30.4)
Total revenue	$481,193	$457,003	$24,190	5.3%
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	107,520	111,491	(3,971)	(3.6)
Engineering and operations	74,614	60,414	14,200	23.5
Sales and marketing	35,184	30,253	4,931	16.3
Equipment expense	13,104	14,951	(1,847)	(12.4)
General and administrative	102,134	91,905	10,229	11.1
Transaction-related charges	1,009	16,279	(15,270)	(93.8)
Restructuring charges	1,169	1,785	(616)	(34.5)
Depreciation and amortization	86,934	75,980	10,954	14.4
Impairment of long-lived assets	—	11,425	(11,425)	(100.0)
Bargain purchase gain	—	(7,304)	7,304	100.0
Loss on disposition of long-lived assets	101	27	74	274.1
Loss on damaged assets and other hurricane related charges, net of insurance recovery	3,956	—	3,956	100.0
Total operating expenses	$425,725	$407,206	$18,519	4.5%
Income from operations	$55,468	$49,797	$5,671	11.4%
OTHER INCOME (EXPENSE):
Interest income	1,613	1,239	374	30.2
Interest expense	(8,838)	(5,362)	(3,476)	64.8
Loss on deconsolidation of subsidiary	(529)	—	(529)	100.0
Other expense, net	(161)	(300)	139	(46.3)
Other income (expense), net	$(7,915)	$(4,423)	$(3,492)	79.0%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	47,553	45,374	2,179	4.8
Income tax (benefit) provisions	(1,341)	21,160	(22,501)	(106.3)
NET INCOME	48,894	24,214	24,680	101.9
Net income attributable to non-controlling interests, net of tax:	(17,406)	(12,113)	(5,293)	43.7
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$31,488	$12,101	$19,387	160.2%

Wireless revenue.  Our wireless revenue consists of wholesale revenue generated within our U.S. Telecom segment and retail revenue generated within both our U.S. Telecom and International Telecom segments.

Wholesale revenue.  Our U.S. Telecom segment generates wholesale revenue from providing mobile voice and data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using our wireless networks.  Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates and the rates we are paid from our carrier customers for carrying that traffic.

The most significant competitive factor we face in our U.S. Telecom’s wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets. Occasionally, we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area. Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions. In exchange, the carrier agrees to lease us spectrum in that area and enter into a contract with specific pricing and terms. Historically, these arrangements typically have included a purchase right in favor of the carrier to purchase that portion of the network for a predetermined price, depending on when the right to purchase is exercised. We currently have one buildout arrangement of approximately 100 cell sites, for which the carrier exercised its purchase option in the first quarter of 2018. Upon the close of this transaction, which is expected during 2018 and pursuant to our agreement with the carrier, we will receive no additional cash proceeds at closing from the sale and expect to record a gain on the sale of at least $15 million.

Retail revenue.  Both our U.S. Telecom and International Telecom segments generate retail wireless revenues by providing mobile voice and data services to our subscribers. Retail wireless revenues also include roaming revenues generated by other carriers’ customers roaming into our retail markets.

Wireless revenue decreased by $6.8 million, or 3.0%, to $222.0 million for the year ended December 31, 2017 from $228.8 million for the year ended December 31, 2016.  The decreases in wireless revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireless revenue within our U.S. Telecom segment decreased by $7.5 million, or 5.1%, to $140.6 million from $148.1 million, for the year ended December 31, 2017 and 2016, respectively.  Wholesale wireless revenue decreased by $6.0 million or 4.6%, to $123.3 million from $129.3 million for the year ended December 31, 2017 and 2016, respectively, as a result of a reduction in wholesale roaming rates and the impact of contractual revenue caps with certain carrier customers.  This decrease was partially offset by growth in data traffic volumes as a result of capacity and technology upgrades to our network and the increase in the number of base stations to 1,100 from 1,006 as of December 31, 2017 and 2016, respectively. Our U.S. Telecom’s retail operations reported a decrease in wireless revenues of $1.5 million, or 8.0%, to $17.3 million from $18.8 million for the year ended December 31, 2017 and 2016, respectively, as a result of a decrease in subscribers and traffic volumes.

•

International Telecom.  Within our International Telecom segment, wireless revenue increased by $0.7 million, or 0.9%, to $81.4 million for the year ended December 31, 2017 from $80.7 million for the year ended December 31, 2016.   This decrease was primarily related to the decline in roaming revenues within many of our international markets and the deconsolidation of our operations in Aruba. These decreases were partially offset by an increase in wireless subscribers in Guyana.

We expect wholesale wireless revenues within our U.S. Telecom segment to continue to decline and margins to contract as a result of contracts that significantly reduce rates and impose revenue caps.  While we expect that wholesale data volumes will continue to increase due to increased demand combined with our increased capacity, we do not expect to significantly expand our footprint and we expect that our reduced rates and revenue caps will mostly prevent us from realizing any revenue increase resulting from increased data volumes. As such, we expect that capital expenditures in this segment will be significantly less going forward. We also expect wholesale wireless revenue to decrease as a result of the expected sale of 100 cell sites to an existing carrier customer, currently expected to close in the first half of 2018.  We believe that maintaining roaming arrangements favorable to our carrier customers allows us to preserve wholesale revenue for a longer period of time while creating potential for a long‑lived shared infrastructure solution for carriers in areas they may consider to be non-strategic.

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

Wireline revenue increased by $37.8 million, or 20.1%, to $225.8 million from $188.0 million for the year ended December 31, 2017 and 2016, respectively.  The increases in wireline revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireline revenue decreased within our U.S. Telecom segment by $13.7 million, or 51.9%, to $12.7 million from $26.4 million, for the year ended December 31, 2017 and 2016, respectively, primarily as a result of the effects the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, wireline revenue increased by $51.5 million, or 31.9%, to $213.1 million from $161.6 million, for the year ended December 31, 2017 and 2016, respectively. This increase was related to the timing of the 2016 International Telecom Acquisitions partially offset by the $19.3 million of service credits issued to customers impacted by the Hurricanes, the sale of our operations in St. Maarten and the British Virgin Islands and the deconsolidation of our Aruba operations.

 Within our International Telecom segment, we anticipate that wireline revenue may decrease in the near-term, as compared to 2017, in our U.S. Virgin Island markets as a result of the impact of the Hurricanes and the time necessary to rebuild our wireline network to service our customers. In our other international markets we may incur a decline in video revenues as a result of subscribers using alternative methods to receive video content.  We anticipate that wireline revenue from our international long‑distance business in Guyana will continue to decrease as consumers seek to use alternative technology services to place calls as well as a result of the loss of market share should we cease to be the exclusive provider of domestic fixed and international long‑distance service in Guyana, whether by reason of the Government of Guyana implementing recently-passed legislation or new regulations or the lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, over the longer term such declines may be offset by increased revenue from data services to consumers and enterprises in Guyana, an increase in regulated local calling rates in Guyana, an increase in wholesale transport services and large enterprise and agency sales in the United States. We currently cannot predict when or if the Government of Guyana will take any action to implement such legislation or any other action that would otherwise affect our exclusive rights in Guyana. See Note 14 to the Consolidated Financial Statements included in this Report.

 Renewable energy revenue.  Renewable energy revenue represents revenue from the sale of electricity through domestic long-term (10 to 25 year) power purchase agreements (“PPAs”),  the sale of solar renewable energy credits and performance-based incentives (“SRECs”), which have a contract term of up to ten years and the generation of power and from PPA’s from our solar plants in India.  Our PPAs, which are typically priced at or below local retail electricity rates, allow our customers to secure electricity at predictable and stable prices over the duration of their long-term contract. As such, our PPAs provide us with high-quality contracted cash flows which will continue over their average remaining life.

Renewable energy revenue decreased $1.1 million, or 5.3%, to $20.5 million from $21.6 million for the year ended December 31, 2017 and 2016, respectively.  The decrease was primarily the result of the expiration of certain incentive energy credits from the state of California and decreased production due to weather conditions in California.  This decrease was partially offset by a $1.7 million increase in revenue recognized by our Vibrant Energy operations in India.

We expect that Renewable Energy revenue within the United States will remain fairly consistent in the near term but will continue to decline in the longer term as the solar renewable energy credits continue to expire.

In our renewable energy operations within India, we have a pipeline of qualified grid capacity, feasibility study approvals and land or options to acquire land that may allow us to build projects generating in excess of 250MWs but the timing and extent of our build out of that pipeline will depend on market conditions, including our ability to secure financing.

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

Equipment and other revenue decreased by $5.7 million, or 30.4%, to $12.9 million from $18.6 million for the year ended December 31, 2017 and 2016, respectively.   The net decreases in equipment and other revenue, within our segments, consisted of the following:

•

U.S. Telecom. Equipment and other revenue increased within our U.S. Telecom segment by $0.2 million, or 9.1%, to $2.4 million from $2.2 million, for the year ended December 31, 2017 and 2016, respectively, as a result of an increase in handset sales within the retail operation of our wireless businesses partially offset by the effects of the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, equipment and other revenue decreased by $5.9 million, or 36.9%, to $10.1 million from $16.0 million, for the year ended December 31, 2017 and 2016, respectively. This decrease was primarily the result of the impact of the Hurricanes and a reduction in handset sales in most of our other international markets

•	Renewable Energy. Our Renewable Energy segment reported $0.4 million during the years ended December 31, 2017 and 2016 as a result of consulting fees recognized by our Vibrant Energy operations.

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

Termination and access fees decreased by $4.0 million, or 3.6%, to $107.5 million from $111.5 million for the year ended December 31, 2017 and 2016, respectively.   Decreases in termination and access fees, within our segments, consisted of the following:

•

U.S. Telecom. Termination and access fees within our U.S. Telecom segment decreased by $9.1 million, or 18.2%, to $40.8 million from $49.9 million, for the year ended December 31, 2017 and 2016, respectively.  Of this decrease, $9.3 million was primarily related to the effects of the Sovernet Transaction within our wireline operations.  Additionally, our wholesale wireless operations recognized a decrease as a result of expense reductions implemented over the last several quarters and $3.9 million in expense offsets from funds received under the Phase I Mobility Funds.  These decreases were partially offset by the increase in traffic volume within our wireline wholesale long distances voice services which increased expenses by $3.5 million.

•

International Telecom.  Within our International Telecom segment, termination and access fees increased by $5.1 million, or 8.5%, to $65.3 million from $60.2 million, for the year ended December 31, 2017 and 2016, respectively. This increase was related to the timing of the 2016 International Telecom Acquisitions partially offset by a reduction in television programming and other variable costs which were not incurred as a result of the impact of the Hurricanes, the sale of our operations in St. Maarten and the British Virgin Islands and the deconsolidation of our operations in Aruba.

•	Renewable Energy. Termination and access fees within our Renewable Energy segment remained consistent at

$1.4 million for the year ended December 31, 2017 and 2016.

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

Engineering and operations expenses increased by $14.2 million, or 23.5%, to $74.6 million from $60.4 million for the year ended December 31, 2017 and 2016, respectively.  The net increase in engineering and operations, within our segments, consisted of the following:

•

U.S. Telecom. Engineering and operations expenses decreased within our U.S. Telecom segment by $3.8 million, or 22.1%, to $13.4 million from $17.2 million, for the year ended December 31, 2017 and 2016, respectively, primarily as a result of the Sovernet Transaction and operating efficiencies within our wireless businesses.

•

International Telecom.  Within our International Telecom segment, engineering and operations expenses increased by $18.4 million, or 43.9%, to $60.3 million from $41.9 million, for the year ended December 31, 2017 and 2016, respectively. This increase was primarily related to the timing of the 2016 International Telecom Acquisitions as well as the restoration work done in the U.S. Virgin Islands as a result of the Hurricanes.

•

Renewable Energy. Engineering and operations expenses within our Renewable Energy segment decreased slightly to $0.4 million from $0.5 million for the year ended December 31, 2017 and 2016, respectively.

We expect to incur additional engineering and operations expenses necessary to repair and replace those network assets which were damaged by the Hurricanes, to continue the development of our renewable energy projects in India and to complete technology upgrades within our International Telecom segment. However, upon completion of the construction and those upgrades, we expect that engineering and operations will remain fairly consistent as a percentage of revenues.

 Sales and marketing expenses.    Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $4.9 million, or 16.3%, to $35.2 million from $30.3 million for the year ended December 31, 2017 and 2016, respectively.  The net increase in sales and marketing expenses, within our segments, consisted of the following:

•

U.S. Telecom. Sales and marketing expenses decreased within our U.S. Telecom segment by $2.0 million, or 37.7%, to $3.3 million from $5.3 million, for the year ended December 31, 2017 and 2016, respectively, primarily as a result of a decrease in promotions and advertising within the retail operations of our wireless business and a reduction of $1.0 million relating to the effects of the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, our sales and marketing expenses increased by $6.8 million, or 27.2%, to $31.8 million from $25.0 million, for the year ended December 31, 2017 and 2016, respectively. This increase was related to the timing of the 2016 International Telecom Acquisitions and increased marketing and promotional activities in our other markets.

We expect sales and marketing expenses to remain fairly consistent as a percentage of revenues in the longer term but may increase in the next several quarters to help support those operations which were impacted by the Hurricanes.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment in our retail businesses.

Equipment expenses decreased by $1.8 million, or 12.4%, to $13.1 million from $15.0 million for the year ended December 31, 2017 and 2016, respectively. The decreases in equipment expenses, within our segments, consisted of the following:

•

U.S. Telecom. Equipment expenses decreased within our U.S. Telecom segment by $1.1 million, or 27.5%, to $2.9 million from $4.0 million, for the year ended December 31, 2017 and 2016, respectively.  This decrease was related to a decrease in handset sales within the retail operation of our wireless businesses.

•

International Telecom. Equipment expenses decreased within our International Telecom segment by $0.8 million, or 7.3%, to $10.2 million from $11.0 million, for the year ended December 31, 2017 and 2016, respectively, as a result of an overall decrease in handset sales in our various markets.

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

General and administrative expenses increased by $10.2 million, or 11.1%, to $102.1 million from $91.9 million for the year ended December 31, 2017 and 2016, respectively.  Net increases in general and administrative expenses, within our segments, consisted of the following:

•

U.S. Telecom. General and administrative expenses decreased within our U.S. Telecom segment by $1.5 million, or 9.6%, to $14.2 million from $15.7 million, for the year ended December 31, 2017 and 2016, respectively, as a result of a decrease of $3.7 million relating to the effects of the Sovernet Transaction partially offset by an increase in our wireless businesses to support their expanding wireless networks.

•

International Telecom. General and administrative expenses increased within our International Telecom segment by $7.3 million, or 15.9%, to $53.2 million from $45.9 million, for the year ended December 31, 2017 and 2016, respectively. This increase was primarily related to the timing of the 2016 International Telecom Acquisitions.

•

Renewable Energy. General and administrative expenses within our Renewable Energy segment increased by $2.0 million, or 37.7%, to $7.3 million from $5.3 million for the year ended December 31, 2017 and 2016, respectively, as a result of overhead and operating expenses incurred for the development of our India operations.

•

Corporate Overhead.  General and administrative expenses increased within our corporate overhead by $2.4 million, or 9.6%, to $27.5 million from $25.1 million, for the year ended December 31, 2017 and 2016, respectively, in order to support our expanding operations.

We expect that general and administrative expenses to increase over the next several quarters to help support the repair and restoration of our networks in our International Telecom segment which were impacted by the Hurricanes.  We also expect to incur additional general and administrative expenses necessary to continue the development of our renewable energy projects in India that will disproportionately affect our Renewable Energy results.

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

We incurred $1.0 million and $16.3 million of transaction‑related charges during the year ended December 31, 2017 and 2016, respectively. Substantially all of the 2017 expenses were related to the Sovernet Transaction. For the year ended December 31, 2016, substantially all of the expenses were related to our 2016 International telecom and Vibrant Acquisitions.

Restructuring Charges.    During the year ended December 31, 2017, we incurred $1.2 million of restructuring charges within our Viya operations.  During the year ended 31, 2016, we incurred $1.8 million restructuring costs within our One Communications operations.  These charges were incurred in connection with the integration of these 2016 Acquisitions with ATN’s legacy operations in those locations.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets

Depreciation and amortization expenses increased by $11.0 million, or 14.4%, to $86.9 million from $76.0 million for the year ended December 31, 2017 and 2016, respectively.  Increases in depreciation and amortization expenses, within our segments, consisted primarily of the following:

•

U.S. Telecom. Depreciation and amortization expenses increased within our U.S. Telecom segment by $1.1 million, or 4.5%, to $25.6 million from $24.5 million, for the year ended December 31, 2017 and 2016, respectively, as a result of certain wireless network expansions and upgrades partially offset by the effects of the Sovernet Transaction.

•

International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $9.5 million, or 23.5%, to $50.0 million from $40.5 million, for the year ended December 31, 2017 and 2016, respectively. This increase was primarily related to the timing of the 2016 International Telecom Acquisitions partially offset by a reduction in depreciation expense on assets which were damaged and written off as a result of the Hurricanes.

•

Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment increased by $1.7 million, or 34.0%, to $6.7 million from $5.0 million as a result of capital expenditures primarily related to the construction of our Vibrant Energy operations.

•

Corporate Overhead.  Depreciation and amortization expenses decreased by $1.3 million or 21.7% to $4.7 million from $6.0 million for the three months ended December 31, 2017 and 2016, respectively, as a result of certain tangible assets becoming fully depreciated.

 We expect depreciation expense to increase as we rebuild our networks in the International Telecom segment which were impacted by the Hurricanes and as we acquire more tangible assets to expand or upgrade our other telecommunications networks, build or acquire solar power generating facilities and amortize intangible assets recorded in connection with acquisitions.

Impairment of long-lived assets.  During 2016, as a result of industry consolidation activities and a review of strategic alternatives for our U.S. Wireline business in the Northeast, we identified factors indicating the carrying amount of certain assets may not be recoverable.  More specifically, the factors included the competitive environment, recent industry consolidation, and our view of future opportunities in the market which began to evolve in the second quarter of 2016.  As a result of these factors, the analysis concluded that certain wireline assets in the U.S. Telecom segment were overvalued.  As a result, we recorded a non-cash impairment charge of $11.4 million during the year ended December 31, 2016.  The impairment reduced the carrying values of long lived assets by $3.6 million, goodwill by $7.5 million and a tradename by $0.3 million.

 Bargain purchase gain. In connection with the One Communications Acquisition, we recorded a bargain purchase gain of $7.3 million during the year ended December 31, 2016.  The purchase price and resulting bargain purchase gain are the result of the market conditions and competitive environment in which One Communications operates along with the Company's strategic position and resources in those same markets.  Both companies realized that their combined resources would accelerate the transformation of both companies to better serve customers in these markets.  The bargain purchase gain is included in operating income within our International Telecom segment in the accompanying income statement for the year ended December 31, 2016.

Loss on damaged assets and other hurricane related charges, net of insurance recovery.  During September 2017, our operations and customers in the U.S. Virgin Islands were severely impacted by Hurricanes Irma and Maria (collectively, the “Hurricanes”).  Both our wireless and wireline networks and commercial operations were severely damaged by these storms.

As a result of the Hurricanes, we recorded a net pre-tax loss within our consolidated statement of operations of $4.0 million during the year ended December 31, 2017.  This loss consists of $35.4 million for the write off of damaged assets, net of insurance recoveries of $34.6 million for which we received the proceeds in February 2018. This loss also includes $3.2 million of additional operating expenses that we specifically incurred to address the impact of the Hurricanes.

Interest income.   Interest income represents interest earned on our cash, cash equivalents, restricted cash and short term investment balances.

Interest income increased to $1.6 million from $1.2 million for the year ended December 31, 2017 and 2016, respectively.  The effects of an increase in the return on our cash, cash equivalents and marketable securities were partially offset by a decrease in those assets as compared to the previous year.

Interest expense.  We incur interest expense on the Viya, One Communications and Ahana debt, commitment fees, letter of credit fees, amortization of debt issuance costs and interest incurred on our outstanding credit facilities.

Interest expense increased by $3.5 million to $8.8 million from $5.4 million for the year ended December 31, 2017 and 2016, respectively.  The increase predominantly reflects the interest incurred on debt used to finance a portion of the Viya Acquisition, the term loans assumed with the One Communications Acquisition, that were refinanced on May 22, 2017 and the increased loan balance on the Ahana Debt which was refinanced on December 19, 2016.

Loss on deconsolidation of subsidiary.  During the year ended December 31, 2017, we recorded a $0.5 million loss on the deconsolidation of our U.S. Wireline operations upon the completion of the Sovernet Transaction.

Other income (expense), net.   Other income (expense), net represents miscellaneous non-operational income we earned and expenses we incurred.   For the year ended December 31, 2017, other income (expense) was an expense of $0.2 million which was primarily related to gains on foreign currency transactions of $0.9 million and from the sales of marketable securities of $0.9 million.  These amounts were partially offset by the losses of an unconsolidated affiliate of $1.9 million.  For the year ended December 31, 2016, other income (expense) was an expense of $0.3 million which was primarily related to the losses of an unconsolidated affiliate of $0.8 million partially offset by a $0.5 million gain on a foreign currency transaction.

Income taxes.     Our effective tax rate for the year ended December 31, 2017 and 2016 was (2.8)% and 46.6%, respectively.  The effective tax rate for the year ended December 31, 2017 was primarily impacted by the following items: (i)  a $10.6 million benefit for the net impact of the 2017 Tax Act which includes lowering the U.S. corporate income tax rate to 21% effective in 2018 resulting in an $18.0 million benefit from the remeasurement of the deferred tax assets and liabilities,  which was partially offset by a provision of $7.4 million on the deemed repatriation of undistributed foreign earnings (ii) a $3.9 million benefit for the net capital transactions related to our businesses in New England, New York, BVI and St. Maarten, (iii) a $3.4 million benefit for an amended return refund claim filed for tax year 2013, (iv) a $4.4 million increase (net) in unrecognized tax benefits related to current year and prior year positions,

(v) a $6.1 million provision (net) to record the change in valuation allowance and, (vi) the mix of income generated among the jurisdictions in which we operate.  The effective tax rate for the year ended December 31, 2016 was impacted by the following items: (i) $3.1 million provision related to certain transactional charges incurred in connection with our acquisitions that had no tax benefit, (ii) $2.6 million provision related to an impairment charge to write down the value of assets related to our wireline business, (iii) $2.5 million provision related to the write-off of an unrecoverable tax receivable and (iv) the mix of income generated among the jurisdictions in which we operate. Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which we operate.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $17.4 million and $12.1 million of income generated by our less than wholly-owned subsidiaries for the year ended December 31, 2017 and 2016, respectively, an increase of $5.3 million or 43.7%.  Changes in net income attributable to non-controlling interests, within our segments, consisted of the following:

•

U.S. Telecom. Net income attributable to non-controlling interests increased by $1.3 million, or 22.4%, to $7.1 million from $5.8 million for the year ended December 31, 2017 and 2016, respectively, primarily as a result of the effects of the Sovernet Transaction.

•

International Telecom. Net income attributable to non-controlling interests increased by $4.8 million, or 109.1% to $9.2 million from $4.4 million, primarily as a result of an increase in profits in our Bermuda operations as a result of our One Communications acquisition partially offset by the effects of the deconsolidation of our operations in Aruba.

•

Renewable Energy. Net income attributable to non-controlling interests decreased by $0.8 million, or 42.1%, to $1.1 million from $1.9 million, as a result of decreased profitability and our increased ownership within our domestic solar operations.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders was $31.5 and $12.1 million for the years ended December 31, 2017 and 2016, respectively.

On a per share basis, net income was $1.94 and $0.75 per diluted share for the year ended December 31, 2017 and 2016, respectively.

The following represents selected segment information for the year ended December 31, 2016 and 2015 (in thousands):

For the Year Ended December 31, 2016

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$148,053	$80,745	$—	$—	$228,798
Wireline	26,448	161,571	—	—	188,019
Renewable Energy	—	—	21,608	—	21,608
Equipment and Other	2,225	15,960	393	—	18,578
Total Revenue	176,726	258,276	22,001	—	457,003

Operating income (loss)	49,078	35,436	(246)	(34,471)	49,797

For the Year Ended December 31, 2015

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$155,390	$81,652	$—	$—	$237,042
Wireline	25,241	61,244	—	—	86,485
Renewable Energy	—	—	21,040	—	21,040
Equipment and Other	2,355	8,447	—	—	10,802
Total Revenue	182,986	151,343	21,040	—	355,369

Operating income (loss)	74,459	28,200	6,720	(30,784)	78,595
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

Operating expenses within our U.S. Telecom segment increased $19.1 million, or 17.6%, to $127.6 million from $108.5 million for the years ended December 31, 2016 and 2015, respectively.  This increase was primarily related to the expansions and upgrades of our networks associated with the increase in traffic volumes.

As a result of the above, our U.S. Telecom segment’s operating income decreased $25.4 million, or 34.1%, to $49.1 million from $74.5 million for the years ended December 31, 2016 and 2015, respectively.

•

International Telecom.  Revenues within our International Telecom segment increased $107.0 million, or 70.7%, to $258.3 million from $151.3 million for the years ended December 31, 2016 and 2015, respectively.  This increase was related to our International Telecom Acquisitions which reported an aggregate of $108.5 million of revenue during the year ended December 31, 2016.

Operating expenses within our International Telecom segment increased by $99.8 million, or 81.1%, to $222.9 million from $123.1 million for the years ended December 31, 2016 and 2015, respectively.  This increase was related to our International Telecom Acquisitions which incurred $104.0 million of operating expenses during the year ended December 31, 2016.  This increase was partially offset by a $4.2 million decrease in our other International Telecom operations as a result of certain operating efficiencies.

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

As a result, our Renewable Energy segment’s operating income decreased to a loss of $0.2 million from income of $6.7 million.

The following represents a year over year discussion and analysis of our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

			Amount of	Percent
	Year ended December 31,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
REVENUE:
Wireless	$228,798	$237,042	$(8,244)	(3.5)%
Wireline	188,019	86,485	101,534	117.4
Renewable Energy	21,608	21,040	568	2.7
Equipment and Other	18,578	10,802	7,776	72.0
Total revenue	$457,003	$355,369	$101,634	28.6%
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	111,491	77,806	33,685	43.3
Engineering and operations	60,414	39,582	20,832	52.6
Sales and marketing	30,253	23,898	6,355	26.6
Equipment expense	14,951	14,803	148	1.0
General and administrative	91,905	59,436	32,469	54.6
Transaction-related charges	16,279	7,182	9,097	126.7
Restructuring charges	1,785	—	1,785	100.0
Depreciation and amortization	75,980	56,890	19,090	33.6
Impairment of long-lived assets	11,425	—	11,425	100.0
Bargain purchase gain	(7,304)	—	(7,304)	(100.0)
Gain on disposition of long-lived asset	27	(2,823)	2,850	(101.0)
Total operating expenses	$407,206	$276,774	$130,432	47.1%
Income from operations	$49,797	$78,595	$(28,798)	(36.6)%
OTHER INCOME (EXPENSE):
Interest income	1,239	588	651	110.7
Interest expense	(5,362)	(3,180)	(2,182)	68.6
Loss on deconsolidation of subsidiary	—	(19,937)	19,937	(100.0)
Other income (expense), net	(300)	135	(435)	(322.2)
Other income (expense), net	$(4,423)	$(22,394)	$17,971	(80.2)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	45,374	56,201	(10,828)	(19.3)
Income tax provisions	21,160	24,137	(2,977)	(12.3)
INCOME FROM CONTINUING OPERATIONS	24,214	32,064	7,851	24.5
INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations	$—	$1,092	$(1,092)	(100.0)%
NET INCOME	24,214	33,156	(8,943)	(27.0)
Net income attributable to non‑controlling interests, net of tax:	(12,113)	(16,216)	4,103	(25.3)
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$12,101	$16,940	$(4,840)	(28.6)%

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

•

International Telecom.  Within our International Telecom segment, wireless revenue decreased by $0.9 million, or 1.0%, to $80.7 million from $81.7 million, for the years ended December 31, 2016 and 2015, respectively. This decrease was primarily the result of the sale of our operations in Turks and Caicos during March 2015 and a decline in roaming revenues within our other international markets. Our International Telecom segment’s retail subscribers increased to 311,000 as of December 31, 2016 from 282,000 as of December 31, 2015.   This increase in subscribers was driven by our International Telecom Acquisitions.

Wireline revenue.    Wireline revenue increased by $101.5 million, or 117.4%, to $188.0 million for the year ended December 31, 2016 from $86.5 million for the year ended December 31, 2015.  The increases in wireline revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireline revenue increased within our U.S. Telecom segment by $1.2 million, or 5.0%, to $26.4 million from $25.2 million, for the years ended December 31, 2016 and 2015, respectively, primarily as a result of an increase in traffic volumes within our wholesale long-distance voice operations.

•

International Telecom.  Within our International Telecom segment, wireline revenue increased by $100.3 million, or 164.0%, to $161.6 million from $61.2 million, for the years ended December 31, 2016 and 2015, respectively. This increase was primarily the result of our International Telecom Acquisitions which generated an aggregate of $100.3 million of wireline revenue during 2016.  In addition, wireline revenue increased as a result of increased subscribers and related broadband data revenues.

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

Equipment and other revenue.  Equipment and other revenue increased by $7.8 million, or 72.0%, to $18.6 million for the year ended December 31, 2016 from $10.8 million for the year ended December 31, 2015.   The net increases in equipment and other revenue, within our segments, consisted of the following:

•

U.S. Telecom. Equipment and other revenue decreased within our U.S. Telecom segment by $0.2 million, or 8.3%, to $2.2 million from $2.4 million, for the years ended December 31, 2016 and 2015, respectively, as a result of a decrease in handset sales within the retail operation of our wireless businesses.

•

International Telecom.  Within our International Telecom segment, equipment and other revenue increased by $7.5 million, or 89.0%, to $16.0 million from $8.4 million, for the years ended December 31, 2016 and 2015, respectively. This increase was primarily the result of our International Telecom Acquisitions which generated an aggregate of $7.2 million of equipment and other revenue during 2016.  In addition, equipment and other revenue increased as a result of increased handset and data modem sales.  These increases were partially offset by a decrease in our other international markets as a result of a reduction in handset sales.

•

Renewable Energy. Our Renewable Energy segment reported $0.4 million of equipment and other revenue in 2016 as a result of consulting fees recognized by our Vibrant Energy business which was acquired in April 2016.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity, other access fees we pay to terminate our calls, telecommunication spectrum fees and direct costs associated with our Renewable Energy segment.

Termination and access fees increased by $33.7 million, or 43.3%, to $111.5 million for the year ended December 31, 2016 from $77.8 million for the year ended December 31, 2015.   Increases in termination and access fees, within our segments, consisted of the following:

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

•

International Telecom.  Within our International Telecom segment, termination and access fees increased by $31.1 million, or 106.9%, to $60.2 million from $29.1 million, for the years ended December 31, 2016 and 2015, respectively. This increase was primarily the result of our 2016 International Telecom Acquisitions which incurred an aggregate of $34.0 million of termination and access fees during 2016.  This increase was partially offset by some of our other markets which experienced operating efficiencies and reported a reduction in termination and access fees of $2.9 million.

•

Renewable Energy.  Termination and access fees within our Renewable Energy segment increased by $0.1 million, or 7.7%, to $1.4 million from $1.3 million for the years ended December 31, 2016 and 2015, respectively, as a result of expenses incurred for the development of our Vibrant Energy operations.

Engineering and operations expenses.  Engineering and operations expenses increased by $20.8 million, or 52.6%, to $60.4 million from $39.6 million for the year ended December 31, 2016 and 2015, respectively.  The net increase in engineering and operations, within our segments, consisted of the following:

•

U.S. Telecom. Engineering and operations expenses decreased within our U.S. Telecom segment by $1.5 million, or 8.0%, to $17.2 million from $18.7 million, for the years ended December 31, 2016 and 2015, respectively, primarily as a result of operating efficiencies within our wireless businesses.

•

International Telecom.  Within our International Telecom segment, engineering and operations expenses increased by $22.1 million, or 111.6%, to $41.9 million from $19.8 million, for the years ended December 31, 2016 and 2015, respectively. This increase was primarily the result of our 2016 International Telecom Acquisitions which incurred an aggregate of $23.1 million of engineering and operations expenses during 2016.  This increase was partially offset by some of our other markets which experienced operating efficiencies and reported a reduction in engineering and operations.

•	Renewable Energy. Engineering and operations expenses within our Renewable Energy segment increased to $0.5 million as a result of expenses incurred for the development of our Vibrant Energy projects.

 Sales and marketing expenses.    Sales and marketing expenses increased by $6.4 million, or 26.6%, to $30.3 million from $23.9 million for the year ended December 31, 2016 and 2015, respectively.  The net increase in sales and marketing expenses, within our segments, consisted of the following:

•

U.S. Telecom. Sales and marketing expenses decreased within our U.S. Telecom segment by $0.4 million, or 7.0%, to $5.3 million from $5.7 million, for the years ended December 31, 2016 and 2015, respectively, primarily as a result of operating efficiencies within our wireline businesses.

•

International Telecom.  Within our International Telecom segment, our sales and marketing expenses increased by $6.8 million, or 37.4%, to $25.0 million from $18.2 million, for the years ended December 31, 2016 and 2015, respectively. This increase was primarily attributable to our 2016 International Telecom Acquisitions which incurred an aggregate $6.2 million of sales and marketing expenses during 2016.

Equipment expenses.  Equipment expenses increased by $0.2 million, or 1.4%, to $15.0 million for the year ended December 31, 2016 from $14.8 million for the year ended December 31, 2015. The decreases in equipment expenses, within our segments, consisted of the following:

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

•

International Telecom. Equipment expenses increased within our International Telecom segment by $0.5 million, or 4.8%, to $11.0 million from $10.5 million, for the years ended December 31, 2016 and 2015, respectively, primarily related to an increase as a result of our 2016 International Telecom Acquisitions partially offset by our sale of our operations in Turks and Caicos in 2015.

 General and administrative expenses.  General and administrative expenses increased by $32.5 million, or 54.6%, to $91.9 million for the year ended December 31, 2016 from $59.4 million for the year ended December 31, 2015.  Increases in general and administrative expenses, within our segments, consisted of the following:

•

U.S. Telecom. General and administrative expenses increased within our U.S. Telecom segment by $2.7 million, or 20.8%, to $15.7 million from $13.0 million, for the years ended December 31, 2016 and 2015, respectively, in order to support our expanding wireless network.

•

International Telecom. General and administrative expenses increased within our International Telecom segment by $25.3 million, or 122.8%, to $45.9 million from $20.6 million, for the years ended December 31, 2016 and 2015, respectively, as a result of the 2016 International Telecom Acquisitions which incurred an aggregate of $25.0 million of general and administrative expenses during 2016.

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

 Transaction-related charges.  We incurred $16.3 million and $7.2 million of transaction‑related charges during the year ended December 31, 2016 and 2015, respectively. Substantially all of the 2016 expenses was related to the Vibrant Energy, International Telecom Acquisitions.

Restructuring charges.  During the year ended December 31, 2016, we incurred $1.8 million of certain restructuring costs in connection with the One Communications Acquisition which is included within our International Telecom segment.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $19.1 million, or 33.6%, to $76.0 million for the year ended December 31, 2016 from $56.9 million for the year ended December 31, 2015.  Increases in depreciation and amortization expenses, within our segments, consisted primarily of the following:

•

U.S. Telecom. Depreciation and amortization expenses increased within our U.S. Telecom segment by $2.3 million, or 10.3%, to $24.5 million from $22.2 million, for the years ended December 31, 2016 and 2015, respectively, as a result of certain wireless network expansions and upgrades.

•

International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $15.6 million, or 62.7%, to $40.5 million from $24.9 million, for the years ended December 31, 2016 and 2015, respectively, as a result of the 2016 International Telecom Acquisitions which incurred an aggregate of $14.9 million of depreciation and amortization expenses during 2016.

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

 Impairment of long-lived assets and goodwill.  During June 2016, as a result of recent industry consolidation activities and a review of strategic alternatives for our U.S. Wireline business in the Northeast, the Company identified factors indicating the carrying amount of certain assets may not be recoverable.  More specifically, the factors included the competitive environment, recent industry consolidation, and the Company’s view of future opportunities in the market which began to evolve in the second quarter of 2016 as discussed in Note 8 to the Consolidated Financial Statements included in this report.

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

Loss on deconsolidation.  During March 2015, we completed the sale of certain assets and liabilities operated in Turks and Caicos and recorded a loss on the disposition and related deconsolidation of this subsidiary of approximately $19.9 million primarily as a result of the expensing of our minority holders’ non-controlling interests in our Turks and Caicos operations.

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

Income from discontinued operations.  Income from discontinued operations, net of tax was $1.1 million for the year ended December 31, 2015. This amount relates to the operations of our Alltel business which was sold on September 20, 2013.

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

On a per share basis, net income decreased to $0.75 per diluted share from $1.05 per diluted share for the year ended December 31, 2016 and 2015, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.  For discussion of ongoing proceedings, see Note 14 to the Consolidated Financial Statements in this Report.

Tax Reform

The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act” also commonly referred to as U.S. tax reform), which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system and the U.S. Virgin Islands mirror code which replaces “United States” with “U.S. Virgin Islands” throughout the Internal Revenue Code. These changes include a U.S. federal statutory rate reduction from 35% to 21%, which results in a U.S. Virgin Islands rate change of 38.5% to 23.1% under the mirror tax code which allows for a 10% surcharge on the U.S. federal tax rate, 100% expensing of certain qualified capital investments, the elimination or reduction of the alternative minimum tax regime, certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation.

The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes two base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low taxed income (GILTI) and eliminates the deduction of certain payments made to related foreign corporations, and impose a minimum tax if greater than regular tax under the base-erosion and anti-abuse tax (BEAT). These changes are effective beginning in 2018. The 2017 Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax).

Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, during the year ended December 31, 2017, we recorded a benefit totaling $10.6 million related to our current estimate of applying the provisions of the 2017 Tax Act.

Transition Toll Tax

The 2017 Tax Act eliminates the deferral of U.S. income tax on the historical unrepatriated earnings by imposing the Transition Toll Tax, which is a one-time mandatory deemed repatriation tax on undistributed foreign earnings. The Transition Toll Tax is assessed on the U.S. shareholder's share of the foreign corporation's accumulated foreign earnings that have not previously been taxed. Earnings in the form of cash and cash equivalents will be taxed at a rate of 15.5% and all other earnings will be taxed at a rate of 8.0%.

As of December 31, 2017, we have accrued income tax liabilities of $7.4 million under the Transition Toll Tax, of which $0.6 million is expected to be paid within one year. The Transition Toll Tax will be paid over an eight-year period, starting in 2018, and will not accrue interest.

At December 31, 2017, we continue to assert our earnings are permanently reinvested outside the U.S., however the tax impact of subsequent cash distributions from our foreign subsidiaries  will be limited to foreign withholding, where applicable,  and state taxes.  Future cash dividends from Guyana are expected to be made in 2018, however no deferred tax liability has been recorded because these distributions are not subject to Guyanese withholding tax and the US state tax impact is minimal.

Effect on Deferred Tax Assets and Liabilities and other Adjustments

Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.

As our deferred tax liabilities exceed the balance of our deferred tax assets at the date of enactment, we have recorded a tax benefit of $18.0 million, reflecting the decrease in the U.S. and U.S. Virgin Islands corporate income tax rates, including the state impact, net of federal benefit.  The BEAT provisions in the 2017 Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. We do not expect we will be subject to this tax and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the year ended December 31, 2017.  Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the 2017 Tax Act and the application of ASC 740.  Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes ( the “deferred method”).  Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the 2017 Tax Act.  Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

Status of our Assessment

Our preliminary estimate of the Transition Toll Tax and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the 2017 Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in our estimates.

The final determination of the Transition Toll Tax and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.

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

As of December 31, 2017, we had approximately $227.0 million in cash, cash equivalents, restricted cash and short term investments. Of this amount, $113.9 million was held by our foreign subsidiaries and is indefinitely invested outside the United States with the exception of an expected dividend from Guyana to be made in 2018. As the 2017 Tax Act resulted in a one-time transition tax on the deemed repatriation of foreign earnings for federal tax purposes, the tax impact of subsequent cash distributions will be limited to foreign withholding tax, where applicable,  and state taxes.    In addition, we had approximately $155.8 million of debt, net of unamortized deferred financing costs, as of December 31, 2017. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Capital expenditures.  Historically, a significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks and to expand our renewable energy operations.

During 2016, we paid $10.9 million to participate in the FCC Auction 1002 for 600 MHz spectrum licenses.  This amount was included in Other Assets within our balance sheet as of December 31, 2016.  The auction was completed on March 30, 2017.  On April 6, 2017, we were notified that we were the high bidder for certain licenses and paid the remaining balance of $36.8 million to acquire those licenses during June 2017, which is included within Telecommunications Licenses on our balance sheet as of December 31, 2017.  We have reclassified the $10.9 million deposit from Other Assets to Telecommunications Licenses on our December 31, 2017 balance sheet.

For the year ended December 31, 2017 and 2016, we spent approximately $142.4 million and $124.3 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	U.S.	International	Renewable	Corporate and
Year ended December 31,	Telecom	Telecom	Energy	Other (1)	Consolidated
2017	$22,230	$80,912	$32,738	$6,491	$142,371
2016	31,983	62,808	22,615	6,876	124,282
(2)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

We are continuing to invest in upgrading and expanding our telecommunications networks in many of our markets and expand our renewable energy assets in the U.S. and India, along with upgrading our operating and business support systems. We expect 2018 capital expenditures for our domestic and international telecom businesses to be $65.0 million to $85.0 million excluding hurricane restoration costs in the U.S. Virgin Islands.  Hurricane restoration costs are expected to be between $35.0 million and $45.0 million in 2018.  We estimate capital expenditures of approximately $5.0 to $7.0 million will be spent to finish the initial phase of our India renewable energy construction, however continued expansion in the India market is largely dependent on our ability to secure local financing and the timing and terms and conditions of such financing, which are difficult to estimate at this time.

We expect to fund our current capital expenditures primarily from our current cash balances and cash generated from operations.

Income taxes.    We have historically used cash‑on‑hand to make payments for income taxes.  Our policy is to allocate capital where we believe we will get the best returns and to date has been to indefinitely reinvest the undistributed earnings of our foreign subsidiaries. As the 2017 Tax Act resulted in a one-time transition tax on the deemed repatriation of foreign earnings for federal tax purposes, the tax impact of subsequent cash distributions will be limited to  foreign withholding tax and foreign exchange gain or loss, where applicable, and state taxes. As we continue to reinvest our remaining foreign earnings on a provisional basis, outside of a one-time dividend from Guyana in 2018, no additional provision for income taxes has been made on accumulated earnings of foreign subsidiaries.

Dividends.  We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the year ended December 31, 2017, our Board declared $16.5 million of dividends to our stockholders, which includes a $0.17 per share dividend declared on December 12, 2017 and paid on January 8, 2018, of $2.7 million. We have declared quarterly dividends for the last 77 fiscal quarters.

Stock repurchase plan.  In September 2004, our Board of Directors approved a $5.0 million stock buyback plan (the “2004 Repurchase Plan”).  Through September 19, 2016, we repurchased $4.1 million of our common stock under the 2004 Repurchase Plan.

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  The 2016 Repurchase Plan replaces the 2004 Repurchase Plan.  During the years ended December 31, 2017 and 2016, we repurchased an aggregate of 234,339 shares under the 2004 Repurchase Plan and 2016 Repurchase Plan and paid an aggregate of $12.8 million for those shares.  As of December 31, 2017, we have $39.3 million available to be repurchased under the 2016 Repurchase Plan.

Debt Service and Other Contractual Commitments Table.  The following table discloses aggregate information about our debt, lease and other obligations as of December 31, 2017 and the periods in which payments are due:

		Less Than			More Than
Contractual Obligations	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years
	(In thousands)
Debt	$155,792	$10,919	$33,058	$33,265	$78,550
Pension obligations	45,283	4,088	13,342	4,915	22,938
Mobility fund grants	3,430	3,430	—	—	—
Operating lease obligations	88,187	24,385	39,024	15,691	9,087
Total	$292,692	$42,822	$85,424	$53,871	$110,575

We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit.  At December 31, 2017, we had $24.1 million of gross unrecognized tax benefits of which $18.6 million is included in “Other Liabilities” and $5.5 million is included in “Accrued Taxes” in the consolidated balance sheet.

Sources of Cash

Total liquidity.     As of December 31, 2017, we had approximately $227.0 million in cash, cash equivalents, restricted cash and short term investments which represents a decrease of $72.3 million from the December 31, 2016 balance of $299.3 million. The decrease is primarily attributable to cash used for capital expenditures of $142.4 million, purchases of telecommunications spectrum of $36.8 million, dividends paid on our common stock of $19.2 million, distributions to our minority shareholders of $6.9 million and the repurchase of our common stock for $12.9 million partially offset by cash provided by operations of $145.7 million.

In the first quarter of 2018, we received $34.6 million of insurance proceeds relating to the damages we incurred as a result of the Hurricanes.

Cash provided by operations.  Cash provided by operating activities was $145.7 million for the year ended December 31, 2017 as compared to $111.7 million for the year ended December 31, 2016.  The increase of $34.0 million was primarily related to an increase in cash provided by operations within our International Telecom segment of $7.6 million  as a result of our 2016 International Telecom Acquisitions, an increase in cash provided by our U.S. Telecom segment of $1.8 million primarily related to certain expense reductions and an increase in cash provided by operations within our Renewable Energy segment of $22.2 million primarily as a result of a decrease in transaction related expenses incurred in that segment in connection with our Vibrant Acquisition.

Cash used in investing activities.  Cash used in investing activities was $166.8 million and $308.7 million for the year ended December 31, 2017 and 2016, respectively.  The decrease in cash used for investing activities of $141.9 million was primarily related to a $155.4 million decrease in the amount of cash paid for acquisitions and other strategic investments (net of cash received from dispositions) and a $32.0 million decrease in cash used to acquire short term investments and restricted cash. These were partially offset by an aggregate $44.1 million increase in cash used for capital expenditures and to acquire spectrum licenses.

Cash used in financing activities.  Cash used in financing activities was $40.9 million during the year ended December 31, 2017 as compared to cash provided by financing activities of $75.3 million for the year ended December 31, 2016.  A majority of the 2017 increased usage of $116.2 million relates to the $60.0 million in 2016 borrowings used to partially finance the Viya Acquisition, $41.4 million relating to the 2016 refinancing of the Ahana Debt and a 2016 investment by a minority shareholder of $21.9 million.  These cash inflows were partially offset by an increase in cash used to repurchase our common stock of $8.7 million.

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

On January 11, 2016, we amended the Credit Facility to increase the amount we are permitted to invest in our “unrestricted” subsidiaries, which are not subject to the covenants of the Credit Facility, from $275.0 million to $400.0 million (as such increased amount shall be reduced from time to time by the aggregate amount of certain dividend payments to our stockholders).    The Amendment also provides for the incurrence by us of incremental term loan facilities, when combined with increases to revolving loan commitments under the Credit Facility, in an aggregate amount not to exceed $200.0 million, which facilities shall be subject to certain conditions, including pro forma compliance with the total net leverage ratio financial covenant under the Credit Facility.

   The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of December 31, 2017, we were in compliance with all of the financial covenants of the Credit Facility.

As of December 31, 2017, we had no borrowings under the Credit Facility.

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

The Series A Notes and the Series B Notes contain customary representations, warranties and certain affirmative and negative covenants, which limit additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Series A Notes and Series B Notes are subject to financial covenants that imposes 1) a maximum debt service coverage ratio and 2) a maximum ratio of the present value of Ahana’s future cash flow to the aggregate principal amounts of all outstanding obligations.  These financial covenants are tested semi-annually for Ahana Operations on a consolidated basis and on an individual basis for certain subsidiaries.  Both the Series A Notes and

Series B Notes may be redeemed at any time, in whole or part, subject to a make-whole premium.  As of December 31, 2017, we were in compliance with all of the financial covenants of the Series A Notes and the Series B Notes.

We capitalized $2.8 million of fees associated with the Series A and Series B Notes which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the notes.

As of December 31, 2017, $2.4 million of the Original Ahana Debt, $61.5 million of the Series A Notes and Series B Notes remained outstanding, and $2.7 million of the capitalized fees remain unamortized.

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

On May 22, 2017, we amended and restated the One Communications Debt to increase the original facility to $37.5 million.  The amended and restated debt is scheduled to mature on May 22, 2022 and bears an interest at the three month LIBOR rate plus an applicable margin rate ranging between 2.5% to 2.75% paid quarterly.  The amended and restated One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (net cash generated from operating activities plus interest expense less net capital expenditures to debt repayments plus interest expense).  We were in compliance with its covenants as of December 31, 2017.

As a condition of the amended and restated agreement, within 90 days of the refinance date we are required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the maturity of the One Communications Debt.  As of July 2017, we entered into an amortizing interest rate swap.  This swap has been designated as a cash flow hedge, has an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.

In connection with the amended and restated debt, we increased the limit of its overdraft facility from $5.0 million to $10.0 million.  This facility has an interest rate of three month LIBOR plus 1.75%.

We capitalized $0.3 million of fees associated with the One Communications Debt, which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the debt.

As of December 31, 2017, $35.6 million of the One Communications Debt was outstanding, there were no borrowings under the overdraft facility, and $0.3 million of the capitalized fees remain unamortized.

Viya Debt (formerly Innovative Debt)

On July 1, 2016, we and certain of our subsidiaries entered into a $60.0 million loan agreement with Rural Telephone Finance Cooperative (the “Viya Debt”). The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness less up to $50.0 million of cash to annual operating cash flow (the “Net Leverage Ratio”).  Due to the severe damage to our operations in the U.S. Virgin Islands from the Hurricanes and resulting $19.3 million in revenue credits issued to customers, our requirement to meet the Net Leverage Ratio for the fiscal year ended December 31, 2017 was waived by RTFC as of February 27, 2018 for one year until the next covenant measurement date.  As such, the debt remains classifies as long-term.   Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya

Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of the our Viya subsidiaries and is guaranteed by us.

We paid a fee of $0.9 million to lock the interest rate at 4% per annum over the term of the debt.  The fee was recorded as a reduction to the debt carrying amount and will be amortized over the life of the loan.

As of December 31, 2017, $60.0 million of the Viya Debt remained outstanding and $0.8 million of the rate lock fee was unamortized.

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

In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of December 31, 2017, we were in compliance with all of the financial covenants of the Credit Facility.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to U.S. dollars at the appropriate spot rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of Accumulated Other Comprehensive Income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year.  During the year ended December 31, 2017. We recorded a $0.9    million gain on foreign currency transactions.    We will continue to assess the impact of our exposure to the Guyana dollar.

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

Goodwill and Long‑Lived Intangible Assets.  In accordance with the authoritative guidance regarding the accounting for impairments or disposals of long‑lived assets and the authoritative guidance for the accounting for goodwill and other intangible assets, we evaluate the carrying value of our long‑lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to non‑current assets subject to depreciation and amortization and discounted cash flows for intangible assets not subject to amortization are less than their carrying amount. For long lived assets other than goodwill, if an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value, based on management’s assumptions and projections.

Our estimates of the future cash flows attributable to our long‑lived assets and the fair value of our businesses involve significant uncertainty. Those estimates are based on management’s assumptions of future results, growth trends and industry conditions. If those estimates are not met, we could have additional impairment charges in the future, and the amounts may be material.

We also assess the carrying value of goodwill and indefinite‑lived intangible assets on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value.    If the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit an impairment charge is recorded equal to the excess, but not more than the total amount of goodwill allocated to the reporting unit.

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

During 2016, we recorded  impairments to goodwill and property, plant and equipment of $7.5 million and $3.6 million, respectively, in our U.S. Telecom Segment.  We performed our annual impairment assessment of our goodwill as of December 31, 2016 and it was determined that no additional goodwill impairment existed during the year ended December 31, 2016.

During 2016, the Company recorded an impairment of $0.3 million to a tradename in its International Telecom Segment.    We performed our annual impairment assessment of our telecommunications licenses and other intangibles as of December 31, 2016 and it was determined that no additional impairments of any intangible assets existed during the year ended December 31, 2016.

In the third quarter of 2017, we determined that the damage caused by the Hurricanes caused a triggering event requiring us to assess the related reporting unit’s goodwill and indefinite lived intangible assets for impairment.  After consideration of the write-downs of fixed assets within the reporting unit, the impairment test for goodwill and indefinite lived intangible assets was performed by comparing the fair value of the reporting unit to its carrying amount. We calculated the fair value of the reporting unit by utilizing an income approach, with Level 3 valuation inputs, including a cash flow discount rate of 14.5%.  Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. The discount rate was based on a weighted‑average cost of capital, which represents the average rate the business would pay its providers of debt and equity. The cash flows employed in the discounted cash flow analysis were derived from internal and external forecasts.  The impairment assessment concluded that no impairment was required for the goodwill and indefinite lived intangible assets because the fair value of the reporting unit exceeded its carrying amount.

We also performed our annual impairment assessment of our goodwill and telecommunications licenses as of December 31, 2017 for all of our reporting units and determined that no impairment relating to our goodwill and telecommunications licenses existed during the year ended December 31, 2017.

Contingencies.    We are subject to proceedings, lawsuits, tax audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business as further described in Note 14 to the Consolidated Financial Statements included in this Report. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accruals required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter. We estimate these contingencies amount to approximately $44.1 million at December 31, 2017.  We believe that some adverse outcome is probable and have accordingly accrued $5.0 million as of December 31, 2017 for these matters.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in this Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Translation and Remeasurement,  We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to U.S. dollars at the appropriate spot rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income. Income statement accounts are translated using the monthly average exchange rates during the year.    During February 2017, we noted an increase in the Guyana Dollar exchange rate which could have a negative impact on our financial results.  We will continue to assess the impact of its exposure to the Guyana dollar in future periods.

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

Interest Rate Sensitivity.    As of December 31, 2017, we had $35.3 million of variable rate debt outstanding, which we assumed as a part of the One Communications Acquisition and is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section to this Report. See “Item 15. Exhibits, Financial Statement Schedules.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).  Based on its assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F‑2.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On July 1, 2016, we and certain of our subsidiaries entered into a $60.0 million loan agreement with Rural Telephone Finance Cooperative (the “Viya Debt”). The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness less up to $50.0 million of cash to annual operating cash flow (the “Net Leverage Ratio”).  Due to the severe damage to our operations in the U.S. Virgin Islands from the Hurricanes and resulting $19.3 million in revenue credits issued to customers, our requirement to meet the Net Leverage Ratio for the fiscal year ended December 31, 2017 was waived by RTFC as of February 27, 2018 for one year until the next covenant measurement date.  As such, the debt remains classifies as long-term.   Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of the our Viya subsidiaries and is guaranteed by us.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of March 1, 2018:

Name	Age	Position
Michael T. Prior	53	President, Chief Executive Officer and Director
Justin D. Benincasa	55	Chief Financial Officer
Barry C. Fougere	53	Executive Vice President, Business Operations
William F. Kreisher	55	Senior Vice President, Corporate Development
Leonard Q. Slap	58	Senior Vice President, General Counsel and Secretary
Cornelius B. Prior, Jr.	84	Chairman
Bernard Bulkin	75	Director
Martin L. Budd	77	Director
Michael T. Flynn	69	Director
Liane J. Pelletier	60	Director
Charles J. Roesslein	69	Director

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

Liane J. Pelletier has been a director of ours since June 2012, and is the Chair of our Nominating Committee and Corporate Governance and a member of our Compensation Committee. Ms. Pelletier has over twenty-five years of experience in the telecommunications industry. From October 2003 through April 2011, she served as the Chief Executive Officer and Chairman of Alaska Communications Systems and prior to that time, served as the former Senior Vice President of Corporate Strategy and Business Development for Sprint Corporation. Ms. Pelletier earned her M.S. in Management at the Sloan School of Business at the Massachusetts Institute of Technology and a B.A. in Economics, magna cum laude, from Wellesley College. Ms. Pelletier currently serves as Chairman of the Nominating and Corporate Governance Committee of the Board of Expeditors International  and is Chairman of the National Association of Corporate Directors ("NACD", Northwest Chapter. Ms. Pelletier is a NACD Board Leadership Fellow and has earned the CERT Certificate in Cybersecurity Oversight from the Software Engineering Institute of Carnegie Mellon.

Charles J. Roesslein has been a director of ours since April 2002 and is the Chair of our Audit Committee and a member of our Nominating and Corporate Governance Committees. He has been a director of National Instruments Corporation since July 2000 and is the Co-Founder of Austin Tele-Services Partners, LP, a telecommunications provider, for whom he served as Chief Executive Officer from 2004 to January 2016. He is a retired officer of SBC Communications. Mr. Roesslein previously served as Chairman of the Board of Directors, President and Chief Executive Officer of Prodigy Communications Corporation from June of 2000 until December of 2000. He served as President and Chief Executive Officer of SBC-CATV from October 1999 until May 2000, and as President and Chief Executive Officer of SBC Technology Resources from August 1997 to October 1999.

Additional information required by this Item 10 regarding our directors and executive officers will be set forth in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (or “2017 Proxy Statement”) under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Required information regarding our audit committee financial experts and identification of the audit committee of our Board of Directors will be set forth in our 2018 Proxy Statement under “Corporate Governance” and is incorporated herein by reference.

Information regarding our Code of Ethics applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this Report under the caption “Business—Available Information.”

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item 11 regarding executive and director compensation will be set forth in our 2018 Proxy Statement under “Executive Officer Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in our 2018 Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Information required by this Item 12 regarding our equity compensation plans will be set forth in our 2018 Proxy Statement under “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 regarding certain relationships and related transactions will be set forth in our 2018 Proxy Statement under “Related Person Transactions” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 regarding auditor fees and services will be set forth in our 2018 Proxy Statement under “Independent Auditor” and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
(1)

Financial Statements.  See Index to Consolidated Financial Statements, which appears on page F‑1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item 15.

(2)	Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2015, 2016, and 2017 which appears on page F-59 hereof.
(3)	Exhibits. The exhibits listed below are filed herewith in response to this Item 15.

EXHIBIT INDEX

to Form 10‑K for the Year Ended December 31, 2017

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

2.4

Transaction Agreement, dated as of October 5, 2015, by and among ATN International, Inc., ATN Caribbean Holdings, Ltd., ATN Bermuda Holdings Ltd., KeyTech Limited and Chancery Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on October 6, 2015).

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

10.25	**	Limited Waiver of Net Leverage Ratio dated as of February 27, 2018, between ATN VI Holdings, LLC and the Rural Telephone Finance Cooperative (filed herewith).

21	**	Subsidiaries of ATN International, Inc.
23.1	**	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.
31.1	**	Certification of Principal Executive Officer pursuant to Rule 13a‑ 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes‑Oxley Act of 2002.
31.2	**	Certification of Principal Financial Officer pursuant to Rule 13a‑ 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes‑Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement.

**Filed herewith.

ITEM 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on the 1St day of March, 2018.

ATN International, Inc.
By:	/s/ Michael T. Prior

Michael T. Prior
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1St day of March, 2018.

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

December 31, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ATN International, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ATN International, Inc. and its subsidiaries (“the Company”) as of December 31, 2017 and 2016, and the related consolidated income statements, statements of comprehensive income, of equity, and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).    We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 1, 2018

We have served as the Company’s auditor since 2002.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(In Thousands, Except Share Data)

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$207,956	$269,721
Restricted cash	833	524
Short-term investments	7,076	9,237
Accounts receivable, net of allowances of $15.0 million and $13.1 million, respectively	43,529	45,419
Materials and supplies	15,398	14,365
Prepayments and other current assets	68,136	28,103
Total current assets	342,928	367,369
Fixed Assets:
Property, plant and equipment	1,169,806	1,138,362
Less accumulated depreciation	(526,660)	(490,650)
Net fixed assets	643,146	647,712
Telecommunication licenses, net	95,952	48,291
Goodwill	63,970	62,873
Customer relationships, net	11,734	15,029
Restricted cash	11,101	18,113
Other assets	36,774	38,831
Total assets	$1,205,605	$1,198,218
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$10,919	$12,440
Accounts payable and accrued liabilities	116,133	92,708
Dividends payable	2,724	5,487
Accrued taxes	6,751	13,531
Advance payments and deposits	25,147	25,529
Other current liabilities	31	410
Total current liabilities	161,705	150,105
Deferred income taxes	31,732	46,622
Other liabilities	37,072	47,939
Long-term debt, excluding current portion	144,873	144,383
Total liabilities	375,382	389,049
Commitments and contingencies (Note 13)
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,102,530 and 16,971,634 shares issued, respectively, and 16,025,745 and 16,138,983 shares outstanding respectively	170	169
Treasury stock, at cost; 1,076,785 and 832,652 shares, respectively	(36,110)	(23,127)
Additional paid-in capital	167,973	160,176
Retained earnings	552,948	538,109
Accumulated other comprehensive income	3,746	1,728
Total ATN International, Inc. stockholders’ equity	688,727	677,055
Non-controlling interests	141,496	132,114
Total equity	830,223	809,169
Total liabilities and equity	$1,205,605	$1,198,218

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31, 2017, 2016 and 2015

(In Thousands, Except Per Share Data)

	December 31,
	2017	2016	2015
REVENUE:
Wireless	$222,040	$228,798	$237,042
Wireline	225,763	188,019	86,485
Renewable energy	20,467	21,608	21,040
Equipment and other	12,923	18,578	10,802
Total revenue	481,193	457,003	355,369
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	107,520	111,491	77,806
Engineering and operations	74,614	60,414	39,582
Sales, marketing and customer service	35,184	30,253	23,898
Equipment expense	13,104	14,951	14,803
General and administrative	102,134	91,905	59,436
Transaction-related charges	1,009	16,279	7,182
Restructuring charges	1,169	1,785	—
Depreciation and amortization	86,934	75,980	56,890
Impairment of long-lived assets	—	11,425	—
Bargain purchase gain	—	(7,304)	—
(Gain) loss on disposition of long-lived assets	101	27	(2,823)
Loss on damaged assets and other hurricane related charges, net of insurance recovery	3,956	—	—
Total operating expenses	425,725	407,206	276,774
Income from operations	55,468	49,797	78,595
OTHER INCOME (EXPENSE)
Interest income	1,613	1,239	588
Interest expense	(8,838)	(5,362)	(3,180)
Loss on deconsolidation of subsidiary	(529)	—	(19,937)
Other income (expense)	(161)	(300)	135
Other expense, net	(7,915)	(4,423)	(22,394)
INCOME BEFORE INCOME TAXES	47,553	45,374	56,201
Income tax (benefit) provisions	(1,341)	21,160	24,137
INCOME FROM CONTINUING OPERATIONS	48,894	24,214	32,064
INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	—	—	1,092
NET INCOME	48,894	24,214	33,156
Net income attributable to non-controlling interests, net of tax expense of $1.0 million, $1.3 million, and $1.6 million, respectively.	(17,406)	(12,113)	(16,216)
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$31,488	$12,101	$16,940
NET INCOME PER WEIGHTED AVERAGE BASIC SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Continuing operations	$1.95	$0.75	$0.99
Discontinued operations	—	—	0.07
Total	1.95	0.75	1.06
NET INCOME PER WEIGHTED AVERAGE DILUTED SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Continuing operations	$1.94	$0.75	$0.99
Discontinued operations	—	—	0.07
Total	1.94	0.75	1.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,138	16,131	16,022
Diluted	16,210	16,227	16,142
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$1.02	$1.32	$1.22

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2017, 2016, and 2015

(in thousands)

	Year ended December 31,
	2017	2016	2015
Net income	$48,894	$24,214	$33,156
Other comprehensive income:
Foreign currency translation adjustment	1,265	(687)	26
Reclassifications of gains on sale of marketable securities to net income	(1,044)	—	—
Unrealized gain on securities	440	868	—
Projected pension benefit obligation, net of tax expense of $0.7 million, $0.7 million and $0.7 million	1,357	5,251	(809)
Other comprehensive income (loss), net of tax	2,018	5,432	(783)
Comprehensive income	50,912	29,646	32,373
Less: Comprehensive income attributable to non-controlling interests	(17,406)	(12,113)	(16,216)
Comprehensive income attributable to ATN International, Inc.	$33,506	$17,533	$16,157

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2015, 2016, and 2017

(In Thousands, Except Share Data)

					Accumulated	Total
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2014	$166	$(15,549)	$145,563	$549,963	$(2,921)	$677,222	$60,960	$738,182
Issuance of 93,864 restricted shares of common stock	1	—	—	—	—	1	—	1
Issuance of 87,378 shares of common stock upon exercise of stock options	1	—	2,808	—	—	2,809	—	2,809
Purchase of 37,567 shares of common stock	—	(2,705)	—	—	—	(2,705)	—	(2,705)
Stock-based compensation	—	—	4,974	—	—	4,974	—	4,974
Dividends declared on common stock	—	—	—	(19,582)	—	(19,582)	(16,715)	(36,297)
Excess tax benefits from share-based compensation	—	—	1,423	—	—	1,423	—	1,423
Investments made by minority shareholders	—	—	—	—	—	—	951	951
Deconsolidation of subsidiary	—	—	—	—	—	—	20,013	20,013
Comprehensive income:
Net income	—	—	—	16,940	—	16,940	16,216	33,156
Other comprehensive loss, net of tax of $717	—	—	—	—	(783)	(783)	—	(783)
Total comprehensive income	—	—	—	—	—	16,157	16,216	32,373
Balance, December 31, 2015	168	(18,254)	154,768	547,321	(3,704)	680,299	81,425	761,724
Issuance of 100,005 restricted shares of common stock	—	—	(1)	—	—	(1)	—	(1)
Issuance of 43,053 shares of common stock upon exercise of stock options	1	—	1,408	—	—	1,409	—	1,409
Purchase of 70,686 shares of common stock	—	(4,873)	—	—	—	(4,873)	—	(4,873)
Stock-based compensation	—	—	6,440	—	—	6,440	—	6,440
Dividends declared on common stock	—	—	—	(21,313)	—	(21,313)	(8,848)	(30,161)
Excess tax benefits from share-based compensation	—	—	592	—	—	592	—	592
Non-controlling interest in equity acquired	—	—	(4,106)	—	—	(4,106)	29,998	25,892
Investments made by minority shareholders	—	—	—	—	—	—	22,409	22,409
Deconsolidation of subsidiary	—	—	—	—	—	—	(310)	(310)
Repurchase of non-controlling interests	—	—	1,075	—	—	1,075	(4,673)	(3,598)
Comprehensive income:								—
Net income	—	—	—	12,101	—	12,101	12,113	24,214
Other comprehensive loss, net of tax of $677	—	—	—	—	5,432	5,432	—	5,432
Total comprehensive income	—	—	—	—	—	17,533	12,113	29,646
Balance, December 31, 2016	169	(23,127)	160,176	538,109	1,728	677,055	132,114	809,169
Issuance of 95,095 restricted shares of common stock	1	—	—	—	—	1	—	1
Issuance of 35,081 shares of common stock upon exercise of stock options	—	—	1,156	—	—	1,156	—	1,156
Purchase of 234,746 shares of common stock	—	(12,983)	—	—	—	(12,983)	—	(12,983)
Stock-based compensation	—	—	6,970	—	—	6,970	—	6,970
Dividends declared on common stock	—	—	—	(16,465)	—	(16,465)	(7,318)	(23,783)
Investments made by minority shareholders	—	—	—	—	—	—	123	123
Deconsolidation of subsidiary	—	—	—	—	—	—	529	529
Repurchase of non-controlling interests	—	—	(670)	—	—	(670)	(1,356)	(2,026)
Cumulative effect adjustment due to adoption of new accounting pronouncement	—	—	341	(186)	—	155	—	155
Comprehensive income:
Net income	—	—	—	31,490	—	31,490	17,404	48,894
Other comprehensive loss, net of tax of $679	—	—	—	—	2,018	2,018	—	2,018
Total comprehensive income	—	—	—	—	—	33,508	17,404	50,912
Balance, December 31, 2017	$170	$(36,110)	$167,973	$552,948	$3,746	$688,727	$141,496	$830,223

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017, 2016 and 2015

(In Thousands)

	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$48,894	$24,214	$33,156
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	86,934	75,980	56,890
Provision for doubtful accounts	3,993	2,454	1,199
Amortization and write off of debt discount and debt issuance costs	670	505	458
Stock-based compensation	6,977	6,410	4,975
Deferred income taxes	(13,505)	(5,636)	17,869
Loss on equity method investments	2,033	—	—
Bargain purchase gain	—	(7,304)	—
Loss on damaged assets from Hurricanes	35,443	—	—
Insurance recovery related to hurricane claims	(34,606)	—	—
(Gain) Loss on disposition of long-lived assets	101	27	(2,823)
Gain on sale of investments	(826)	—	(1,092)
Impairment of long-lived assets	—	11,425	—
Pension funding required by Viya acquisition	—	(22,494)	—
Loss on deconsolidation of subsidiary	529	—	19,937
Other non-cash activity	(785)	566	—
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(4,074)	2,601	11,744
Materials and supplies, prepayments, and other current assets	1,002	(8,410)	(1,094)
Prepaid income taxes	996	—	—
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	4,649	6,522	(2,385)
Accrued taxes	(1,385)	21,547	9,740
Other assets	4,102	(12,122)	(134)
Other liabilities	4,583	15,371	(9,360)
Net cash provided by operating activities of continuing operations	145,725	111,656	139,080
Net cash provided by operating activities of discontinued operations	—	—	158
Net cash provided by operating activities	145,725	111,656	139,238
Cash flows from investing activities:
Capital expenditures	(142,371)	(124,282)	(64,753)
Strategic investments	(18,107)	(2,000)	—
Divestiture of businesses, net of transferred cash of $2.1 million	22,381	—	—
Acquisition of businesses, net of acquired cash of $0.0 million, $12.6 million, and $0.0 million	(2,363)	(146,395)	(11,968)
Purchases of spectrum licenses and other intangible assets, including deposits	(36,832)	(10,860)	—
Acquisition of non-controlling interest in subsidiary	—	(7,045)	—
Purchase of short-term investments	—	(7,422)	—
Proceeds from sale of investments	3,797	—	—
Change in restricted cash	6,702	(12,108)	38,877
Proceeds from disposition of long-lived assets	—	1,424	5,873
Net cash used in investing activities	(166,793)	(308,688)	(31,971)
Cash flows from financing activities:
Dividends paid on common stock	(19,227)	(20,965)	(19,070)
Proceeds from the issuance of debt	8,571	125,800	—
Distribution to non-controlling interests	(6,858)	(8,632)	(16,514)
Payment of debt issuance costs	(326)	(2,763)	(892)
Proceeds from stock option exercises	1,030	649	1,998
Principal repayments of term loan	(9,355)	(33,564)	(6,017)
Purchase of common stock	(12,855)	(4,114)	(1,893)
Repurchases of non-controlling interests	(2,025)	(3,485)	—
Investments made by minority shareholders in consolidated affiliates	122	22,408	950
Net cash provided by (used in) financing activities of continuing operations	(40,923)	75,334	(41,438)
Net cash used in financing activities of discontinued operations	—	—	—
Net cash (used in) provided by financing activities	(40,923)	75,334	(41,438)
Effect of foreign currency exchange rates on cash and cash equivalents	226	(626)	—
Net change in cash and cash equivalents	(61,765)	(122,324)	65,829
Cash and cash equivalents, beginning of period	269,721	392,045	326,216
Cash and cash equivalents, end of period	$207,956	$269,721	$392,045
Supplemental cash flow information:
Interest paid	$7,411	$4,451	$2,724
Taxes paid	$13,685	$8,237	$9,636
Dividends declared, not paid	$2,724	$5,487	$5,141
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$19,466	$16,847	$7,705

The accompanying notes are an integral part of these consolidated financial statements.

1. ORGANIZATION AND BUSINESS OPERATIONS

The Company is a holding company that, through its operating subsidiaries, (i) provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean, (ii) develops, owns and operates commercial distributed generation solar power systems in the United States and India, and (iii) owns and operates terrestrial and submarine fiber optic transport systems in the United States and in the Caribbean. The Company was incorporated in Delaware in 1987, began trading publicly in 1991 and spun off more than half of our operations to stockholders in 1998.  Since that time, the Company has engaged in strategic acquisitions and investments to grow its operations. The Company actively evaluates additional domestic and international acquisition, divestiture, and investment opportunities and other strategic transactions in the telecommunications, energy-related and other industries that meet its return-on-investment and other acquisition criteria.

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

•	Renewable Energy. In the United States and India, the Company provides distributed generation solar power to corporate and municipal customers.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served as of December 31, 2017:

Segment	Services	Markets	Tradenames
U.S. Telecom	Wireless	United States (rural markets)	Commnet, Choice, Choice NTUA Wireless
	Wireline	United States	Essextel
International Telecom	Wireline	Bermuda, Guyana, U.S. Virgin Islands, Cayman Islands	One, GTT+, Viya, Logic, Fireminds
	Wireless	Bermuda, Guyana, U.S. Virgin Islands	One, GTT+, Viya
	Video Services	Bermuda, U.S. Virgin Islands, Cayman Islands	One, Viya, Logic
Renewable Energy	Solar	United States (Massachusetts, California, and New Jersey), India	Ahana Renewables, Vibrant Energy

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

Certain reclassifications have been made in the December 31, 2016 financial statements to conform to the Company’s consolidated income statements to how it analyzes its operations in the current period.   These changes did not impact operating income.  For the year ended December 31, 2016 the aggregate impact of the changes included an decrease to termination and access fees of $4.9 million, an increase to engineering and operations expenses of $7.5 million, a decrease to sales and marketing expenses of $0.8 million, an increase to equipment expense of $0.6 million and a decrease to general and administrative expenses of $2.4 million.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less at date of purchase to be cash equivalents. The Company places its cash and temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2017, the Company had deposits with banks in excess of FDIC insured limits and $33.3 million of its cash is on deposit with noninsured institutions such as corporate money market issuers and cash held in foreign banks. The Company’s cash and cash equivalents are not subject to any restrictions (see Note 9). As of December 31, 2017 and 2016, the Company held $12.6 million and $7.5 million, respectively, of its cash in Guyana dollars. While there are risks associated with the conversion of Guyana dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets, to date it has not prevented the Company from converting Guyana dollars into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

Short Term Investments

The Company's short-term investments consist of corporate bonds, which have remaining maturities of more than three months at the date of purchase, and equity securities classified as available for sale, which are stated at fair value.  Unrealized gains and losses, net of related income taxes, for available for sale securities are reported as net increases and decreases to accumulated other comprehensive income (loss) until realized. The estimated fair values of investments are based on quoted market prices as of the end of the reporting period.   The corporate bonds as of December 31, 2017 have contractual maturities of less than one year.

Restricted Cash

The majority of the Company’s restricted cash balance is held in the Company’s Ahana Renewables subsidiary as described in Note 4.  The restricted cash is held in escrow and serves as collateral for Ahana Renewables’ Debt in order to meet future debt service obligations and other operating obligations of the solar facilities.

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

Materials and Supplies

Materials and supplies primarily include handsets, customer premise equipment, cables and poles which have not yet been placed in service as part of telecommunications equipment and are recorded at the lower of cost or market cost being determined on the basis of specific identification and market determined using replacement.

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

The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. In periods subsequent to initial measurement, period‑to‑period changes in the liability for an asset retirement obligation resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized. The increase in the carrying value of the associated long‑lived asset is depreciated over the corresponding estimated economic life. The consolidated balance sheets include accruals of $3.9 million and $3.2 million as of December 31, 2017 and 2016, respectively, for estimated costs associated with asset retirement obligations.

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

The Company did not record any fixed asset impairments for the year ended December 31, 2017.  See Note 3, Impact of Hurricanes Irma and Maria, regarding the Company’s write off of certain damaged fixed assets.  See Note 4, Disposition- U.S. Telecom, regarding the Company’s impairment of certain fixed assets in the year ended December 31, 2016.

Goodwill and Indefinite‑Lived Intangible Assets

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. The Company allocates goodwill to reporting units at the time of acquisition and bases that allocation on which reporting units will benefit from the acquired assets and liabilities. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. The Company has determined that its reporting units are components of its multiple operating segments. The Company assesses goodwill for impairment on an annual basis in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit an impairment charge is recorded equal to the excess, but not more than the total amount of goodwill allocated to the reporting unit.

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

As of December 31, 2017 and 2016, the Company performed its annual impairment assessment of its goodwill and indefinite‑lived intangible assets (telecommunications licenses) and determined that no impairment charge was required. See Note 8 for a discussion of the Company’s quantitative and qualitative tests of its goodwill. Also, see Note 4, Disposition- U.S. Telecom, regarding the Company’s impairment of goodwill in the year ended December 31, 2016.

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

Non‑Controlling Interests

The non‑controlling interests in the accompanying consolidated balance sheets reflect the original investments and subsequent capital contributions made by the minority stockholders in the Company’s subsidiaries which are less than wholly owned.  Non-controlling interests acquired in a business combination are initially recorded at fair value.  Subsequently, all non-controlling interest is adjusted for the minority stockholder’s proportional share of the earnings or losses, net of any distributions.

Changes in Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), by component, were as follows (in thousands):

	Projected
	Pension
	Benefit	Translation	Short Term
	Obligation	Adjustment	Investment	Total

Balance at December 31, 2014	$(2,672)	$(249)	$—	$(2,921)
Adjust funded status of pension plan, net of tax of $0.7 million	(809)	—	—	(809)
Foreign currency translation adjustment	—	26	—	26
Balance at December 31, 2015	(3,481)	(223)	—	(3,704)
Adjust funded status of pension plan, net of tax of $0.7 million	5,251	—	—	5,251
Foreign currency translation adjustment	—	(687)	—	(687)
Unrealized gain on marketable securities	—	—	868	868
Balance at December 31, 2016	1,770	(910)	868	1,728
Adjust funded status of pension plan, net of tax of $0.7 million	1,357	—	—	1,357
Foreign currency translation adjustment	—	1,265	—	1,265
Reclassifications of gains on sale of marketable securities to net income	—	—	(1,044)	(1,044)
Unrealized gain on marketable securities	—	—	440	440
Balance at December 31, 2017	$3,127	$355	$264	$3,746

Amounts reclassified from accumulated other comprehensive income to net income were as follows (in thousands):

	2017	2016	2015
Pension and other postretirement benefit plans	$716	$1,300	$200
Realized gains on marketable securities	(1,044)	—	—
Total	$(328)	$1,300	$200

Revenue Recognition- Telecommunications

Service revenues are primarily derived from providing access to and usage of the Company’s networks and facilities as well as video content. Access revenues from postpaid customers are generally billed one month in advance and are recognized over the period that the corresponding service is rendered to customers. Revenues derived from usage of the Company’s networks, including airtime, data, video, roaming, long‑distance and Universal Service Fund revenues, are recognized when the services are provided and are included in unbilled revenues until billed to the customer. Prepaid service, including airtime, data, and other services, sold to customers is recorded as deferred revenue prior to the commencement of services and is recognized when the service is used or expires. Access and usage‑based services are billed throughout the month based on the bill cycle assigned to a particular customer. As a result of billing cycle cut‑off times, management must estimate service revenues earned but not yet billed at the end of each reporting period.

Sales of communications products including wireless handsets and accessories represent a separate earnings process and are recognized when the products are delivered to and accepted by customers. The Company accounts for transactions involving both the activation of service and the sale of equipment in accordance with the authoritative guidance for the accounting for revenue arrangements with multiple deliverables. Fees assessed to communications customers to activate service are not a separate unit of accounting and are allocated to the delivered item (equipment) and recognized as product sales to the extent that the aggregate proceeds received from the customer for the equipment and activation fee do not exceed the relative fair value of the equipment or the contingent cash cap.  Commissions paid to employees and third parties are expensed as incurred and included in sales and marketing expenses.

Wholesale revenues are those revenues generated from providing voice or data services to the customers of other wireless carriers principally through roaming agreements, and the revenue is recognized as the service is rendered to customers.

Sales and use and state excise taxes collected from customers that are remitted to the governmental authorities are reported on a net basis and excluded from the revenues and sales.

Revenue Recognition-Renewable Energy

Revenue from the Company’s Renewable Energy segment is generated from the sale of electricity through power purchase agreements (“PPA’s”) with various customers that generally range from 10 to 25 years. The Company recognizes revenue from the PPA’s as electricity is generated and sold at contractual rates as defined within the respective PPA.

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

Equipment expenses.  Equipment expenses include the costs of wireless handsets and customer equipment.

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

 Impairment of goodwill and long-lived assets.  The Company evaluates the carrying value of its long lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to non-current assets subject to depreciation and amortization and discounted cash flows for intangible assets not subject to amortization are less than their carrying amount. For long lived assets other than goodwill, if an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value, based on management’s assumptions and projections.

The Company also assesses the carrying value of goodwill and indefinite‑lived intangible assets on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value. If the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit an impairment charge is recorded equal to the excess, but not more than the total amount of goodwill allocated to the reporting unit.

Gain on sale of assets.  The Company sells assets from time to time.  A gain or loss is recorded by comparing the carrying amount of the assets to the proceeds received.

Loss on damaged assets and other hurricane related charges, net of insurance recoveries.  In September 2017, the Company’s operations in the U.S. Virgin Islands were severely damaged by Hurricanes Irma and Maria.   The company recorded losses related to the disposition of damaged assets as well as incremental operating expenses directly attributable to the Hurricanes.  These losses are offset by insurance proceeds. See Note 3, Impact of Hurricanes Irma and Maria.

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

Funding received from Universal Service Fund programs is received over time for operating the Company’s network in certain rural geographical areas and is considered an income grant. Accordingly, such funding is recognized as operating cash inflows. Once services are provided, revenue is recognized in the Company’s consolidated income statements. As of December 31, 2017, the Company has received approximately $21.1 million in Mobility Funds.

Funding received from the Phase I Mobility Fund, as further described in Note 10, is for the use of both capital expenditures and operating costs incurred by the Company. Accordingly, funding received for capital expenditures from the Phase I Mobility Fund is recorded as a reduction to property, plant and equipment on the Company’s consolidated balance sheets, an investing cash inflow within capital expenditures and a future reduction in depreciation expense in the consolidated income statements. Funding received for operating costs is recorded as a reduction to the Company’s operating expenses in its consolidated income statements and an operating cash inflow.

Compliance with grant requirements is reviewed as of December 31st, of each year to ensure that conditions related to grants have been met and there is reasonable assurance that the Company will be able to retain the grant proceeds and to ensure that any contingencies that may arise from not meeting the conditions are appropriately recognized.

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

The Company does not provide for United States income taxes on earnings of foreign subsidiaries as such earnings are considered to be indefinitely reinvested, with the exception noted below. The 2017 Tax Act resulted in a one-time transition tax on the deemed repatriation of foreign earnings for federal tax purposes, and the tax impact of subsequent cash distributions from our foreign subsidiaries  will be limited to foreign withholding, where applicable,  and state taxes. Future cash dividends from Guyana are expected to be made in 2018, however no deferred tax liability has been recorded because the distributions are not subject to Guyanese withholding tax and the state tax impact is minimal.

Credit Concentrations and Significant Customers

Historically, the Company has been dependent on a limited amount of customers for its wholesale roaming business. The following table indicates the percentage of revenues generated from a single customer that exceeds 10% of the Company’s consolidated revenue in any of the past three years:

Customer	2017	2016	2015
Verizon	10%	12%	19%
AT&T	13%	14%	17%

No other customer accounted for more than 10% of consolidated revenue in any of the past three years.

The following table indicates the percentage of accounts receivable, from customers that exceed 10% of the Company’s consolidated accounts receivable, net of allowances, as of December 31, 2017 and 2016:

Customer	2017	2016
AT&T	18%	17%
Verizon	—%	12%

Foreign Currency Gains and Losses

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to U.S. dollars at the appropriate spot rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income. Income statement accounts are translated using the monthly average exchange rates during the year.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2017 and 2016 are summarized as follows:

		December 31, 2017
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$391	$391
Money market funds	2,894	—	2,894
Short term investments	555	6,521	7,076
Commercial paper	—	49,954	49,954
Interest rate swap	—	52	52
Total assets and liabilities measured at fair value	$3,449	$56,918	$60,367

	December 31, 2016
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$391	$391
Money market funds	29,027	—	29,027
Short term investments	1,751	7,486	9,237
Commercial paper	—	29,981	29,981
Total assets measured at fair value	$30,778	$37,858	$68,636

Certificate of Deposit

As of December 31, 2017 and December 31, 2016 this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of December 31, 2017 and December 31, 2016, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Short Term Investments and Commercial Paper

As of December 31, 2017 and December 31, 2016, this asset class consisted of short term foreign and U.S. corporate bonds, equity securities, and commercial paper. Corporate bonds and commercial paper are classified within Level 2 of the fair value hierarchy because the fair value is based on observable market data.  Equity securities are classified within Level 1 because fair value is based on quoted market prices in active markets for identical assets.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using level 2 inputs.

During the third quarter of 2017, the Company made strategic investments totaling $18.1 million. The investments are accounted for as cost method investments.   At December 31, 2017, the Company holds $20.1 million of investments accounted for under the cost method.  Strategic investments consist of non-controlling equity investments in privately held companies. These investments, which the Company does not have the ability to exercise significant influence, are without readily determinable fair values and are accounted for using the cost method of accounting. Under the cost method of accounting, the non-marketable securities are carried at cost and are adjusted only for other-than-temporary impairments, certain distributions and additional investments. Fair value is not estimated for non-marketable equity securities if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. The carrying value of the strategic investments was $20.1 million at December 31, 2017 and $2.0 million at December 31, 2016. Strategic investments are included with other assets on the consolidated balance sheets.

The fair value of long-term debt is estimated using Level 2 inputs.  At December 31, 2017, the fair value of long-term debt, including the current portion, was $159.2 million and its book value was $155.8 million.  At December 31, 2016, the fair value of the long-term debt, including the current portion, was $159.9 million and its book value was $156.8 million

 Net Income Per Share

Basic net income per share is computed by dividing net income attributable to the Company’s stockholders by the weighted‑average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities using the treasury stock method.

The reconciliation from basic to diluted weighted average shares of Common Stock outstanding is as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Basic weighted-average shares of common stock outstanding	16,138	16,131	16,022
Stock options	72	96	120
Diluted weighted-average shares of common stock outstanding	16,210	16,227	16,142

The following notes the number of potential shares of common stock not included in the above calculation because the effects of such were anti‑dilutive (in thousands of shares):

	For the Year Ended
	December 31,
	2017	2016	2015
Stock options	7	5	2
Total	7	5	2

Stock‑Based Compensation

The Company applies the fair value recognition provisions of the authoritative guidance for the accounting for stock‑based compensation and is expensing the fair value of the grants of options to purchase common stock over their vesting period of four years.  Relating to grants of options, the Company recognized $0.1 million, $0.1 million and $0.4 million of non‑cash, share‑based compensation expense during 2017, 2016, and 2015, respectively. See Note 11 for assumptions used to calculate the fair value of the options granted.

The Company also issued 95,095 restricted shares of its common stock in 2017; 100,005  restricted shares of common stock in 2016 and 93,864 restricted shares of common stock in 2015. These shares are being charged to income based upon their fair values over their vesting period of four years. Non‑cash equity‑based compensation expense, related to the vesting of restricted shares issued was $6.6 million, $6.2 million and $4.3 million in 2017, 2016, and 2015, respectively.

In connection with certain acquisitions, the Company issued shares of the acquired company to its local management and recorded $0.3 million, $0.1 million, and  $0.3 million of stock based compensation during 2017, 2016 and 2015, respectively.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The FASB has since modified the standard with several ASU’s which must be adopted concurrently. The Company’s evaluation identified the impacted areas to include the following:

•

The timing of revenue recognition and the allocation of revenue between equipment and services.  The reallocation and timing impacts generally arise when bundle discounts are provided in a contract arrangement that includes equipment and service performance obligations.  In these cases, the revenue will be allocated according to the relative stand-alone selling prices of the performance obligations included in the bundle and this may be different than how the products and services are billed to the customer and recognized under current guidance.  The substantial  majority of the Company’s revenues are earned from products and services which are sold to customers at stand-alone selling prices and bundle discounts are limited to certain geographic markets and services.  As a result, this change will not have a material impact on the Company’s revenues.

•

Contract cost assets will be established to defer incremental contract acquisition costs.  These costs generally relate to commissions paid to sales associates.  The Company expects to utilize the practical expedient which allows expensing of contract acquisition costs when the expected amortization period is one year or less.  This change will not have a material impact on the company’s operating expenses.

•

The new standard will require certain amounts be recorded as contract assets, liabilities, and deferred  contract acquisition assets on the balance sheet as well as enhanced disclosures around performance obligations.

•	Overall the adoption of the standard on January 1, 2018 will not result in a material change to the timing or amount of the Company’s revenues.

The Company performed its assessment of the new standard based on products and services offered through December 31, 2017.  The impacts noted above may change in future periods due to changes in contractual terms or new service and product offerings.  The Company has implemented new processes and controls related to ASU 2014-09.  The Company will use the modified retrospective adoption method which requires it to apply the standard only to the most current period presented with the cumulative effect of applying the standard being recognized through retained earnings at the adoption date.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective January 1, 2018, with early adoption permitted under certain circumstances.  At December 31, 2017, the Company holds $20.1 million of equity investments accounted for under the cost method.  The Company will adopt the standard on January 1, 2018.  The Company is continuing to evaluate the overall impact of this guidance and currently does not expect the adoption of ASU 2016-01 will have a material effect on our Consolidated Financial Statements.

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

•

contingent consideration payments made three months or less after a business combination are classified as investing activities and those made after that time are classified as financing activities.  The Company currently classifies all payments made in a business combination as investing activities.  When adopted, the Company will reclassify $1.2 million of cash payments to financing activities for the year ended December 31, 2017.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. The amendments in ASU 2016-18 are intended to reduce diversity in practice related to the classification and presentation of changes in restricted or restricted cash equivalents on the statement of cash flows. The amendments in ASU 2016-18 require that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. At December 31, 2017, the Company held $11.9 million of restricted cash. ASU 2016-18 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. The Company will adopt this standard on January 1, 2018.  Upon adoption of ASU 2016-18 the restricted cash balance at that time will be included in cash and cash equivalents in the statement of cash flows.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” or ASU 2017-01. The amendments in ASU 2017-01 provide a screen to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Under ASU 2017-01, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business and the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 also narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. ASU 2017-01 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. The Company prospectively adopted ASU 2017-01 in the fourth quarter of 2016.  The Company expects that the standard will result in accounting for more transactions as asset acquisitions as opposed to business combination.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” or ASU 2017-04. The amendments in ASU 2017-04 simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities. Instead, under the amendments in ASU 2017-04, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but not more than the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15,

2019, with early adoption permitted. The Company adopted this standard in the third quarter of 2017.  Refer to Note 8 for discussion of impairment tests performed during 2017.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). The new guidance requires the service cost component to be presented separately from the other components of net benefit costs. Service cost will be presented with other employee compensation cost within operations. The other components of net benefit cost, such as interest cost, amortization of prior service cost and gains or losses are required to be presented outside of operations. This is a change from the Company’s current accounting policy in which all components of net periodic pension and postretirement benefit costs are included within operating income.  The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied retrospectively for the presentation of the service cost component in the income statement and allows a practical expedient for the estimation basis for applying the retrospective presentation requirements. The Company will adopt ASU 2017-07 on January 1, 2018 and does not expect the impact of the new standard to be material to its Consolidated Financial Statements.

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

In February 2018, the FASB issued ASU 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” (“ASU 2018-02”).  The standard gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income that were impacted by the 2017 Tax Cuts and Jobs Act.  The guidance is effective for all entities for fiscal years beginning after December 31, 2018 and interim periods within those fiscal years.  Early adoption is permitted.  The guidance may be applied in the period of adoption or retrospectively to each impacted period.  The Company has elected to early adopt ASU 2018-02 on its consolidated financial Statements and apply it to the period of adoption.  The impact of the adoption results in a $0.8 million reclassification from accumulated other comprehensive income to retained earnings, which is offset by an equivalent valuation allowance, the net impact is zero.

3. IMPACT OF HURRICANES IRMA AND MARIA

During September 2017, the Company’s operations and customers in the U.S. Virgin Islands were severely impacted by Hurricanes Irma and subsequently Maria (collectively, the “Hurricanes”).  Both its wireless and wireline networks and commercial operations were severely damaged by these storms.  As a result of the significant damage to its wireline network and the ongoing lack of consistent commercial power in the territory, the Company was unable to provide most of its wireline services, which comprise the majority of revenue in the business, since the Hurricanes.  Accordingly, the Company issued approximately $19.3 million of service credits, primarily in the fourth quarter of 2017, to its subscribers which are reflected as a reduction of its wireline revenue within its International Telecom segment.  While the Company restoration of its wireline network is underway, it currently expects this negative impact to wireline revenue to continue into the first half of 2018, although that impact is expected to be less significant over time as services are restored to customers.

As a result of the Hurricanes, the Company recorded a net pre-tax loss within its consolidated statement of operations of $4.0 million during the year ended December 31, 2017.  This loss consists of $35.4 million of damaged assets, net of insurance proceeds of $34.6 million which the Company received in February 2018. This loss also includes $3.2 million of additional operating expenses that the Company specifically incurred to address the impact of the Hurricanes.

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

4. ACQUISITIONS AND DISPOSITIONS

International Telecom

Acquisitions

One Communications (formerly KeyTech Limited)

On May 3, 2016, the Company completed its acquisition of a controlling interest in One Communications Ltd. (formerly known as KeyTech Limited, “One Communications”), a publicly held Bermuda company listed on the Bermuda Stock Exchange (“BSX”) that provides broadband and video services and other telecommunications services to residential and enterprise customers in Bermuda and the Cayman Islands (the “One Communications Acquisition”).  Subsequent to the completion of the Company’s acquisition, One Communications changed its legal name from KeyTech Limited and changed its “CellOne” and “Logic” trade names in Bermuda to “One Communications”.   Prior to the Company’s acquisition, One Communications also owned a minority interest of approximately 43% in the Company’s previously held and consolidated subsidiary, Bermuda Digital Communications Ltd. (“BDC”), that provides wireless services in Bermuda. As part of the transaction, the Company contributed its ownership interest of approximately 43% in BDC and approximately $42 million in cash in exchange for a 51% ownership interest in One Communications. As part of the transaction, BDC was merged with and into a company within the One Communications group.  The approximate 15% interest in BDC held in the aggregate by BDC’s minority shareholders was converted into the right to receive common shares in One Communications. Following the transaction, BDC became wholly owned by One Communications, and One Communications continues to be listed on the BSX. A portion of the cash proceeds that One Communications received upon closing was used to fund a one-time special dividend to One Communications’ existing shareholders and to retire One Communications’ subordinated debt. On May 3, 2016, the Company began consolidating the results of One Communications within our financial statements in its International Telecom segment.

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

Consideration Transferred
Cash consideration - One Communications	$34,518
Cash consideration - BDC	7,045
Total consideration transferred	41,563
Non-controlling interests - One Communications	32,909
Total value to allocate	$74,472
Value to allocate - One Communications	$67,427
Value to allocate - BDC	7,045

Purchase price allocation One Communications:
Cash	8,185
Accounts receivable	6,451
Other current assets	3,241
Property, plant and equipment	100,892
Identifiable intangible assets	10,590
Other long term assets	3,464
Accounts payable and accrued liabilities	(16,051)
Advance payments and deposits	(6,683)
Current debt	(6,429)
Long term debt	(28,929)
Net assets acquired	74,731

Gain on One Communications bargain purchase	$7,304

Purchase price allocation BDC:
Carrying value of BDC non-controlling interest acquired	2,940

Excess of purchase price paid over carrying value of non-controlling interest acquired	$4,105

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

The Company’s income statement for the year ended December 31, 2016 includes $55.5 million of revenue and $2.8 million of income before taxes attributable to the One Communications Acquisition.  The Company incurred $4.3 million of transaction related charges pertaining to legal, accounting and consulting services associated with the transaction,  of which $3.4 million was incurred during the year ended December 31, 2016 and $0.9 million was incurred during the year ended December 31, 2015.

Viya (formerly Innovative) Transaction

On July 1, 2016, the Company completed its acquisition of all of the membership interests of Caribbean Asset Holdings LLC (“CAH”), the holding company for the group of companies operating video services, Internet, wireless and landline services in the U.S. Virgin Islands, British Virgin Islands and St. Maarten (collectively, “Viya”), from the National Rural Utilities Cooperative Finance Corporation (“CFC”).  In April 2017, the U.S. Virgin Islands operations and the Company’s existing wireless operations rebranded their tradenames from “Innovative” and “Choice”, respectively, to “Viya.” The Company acquired the Viya operations for a contractual purchase price of $145.0 million, reduced by purchase price adjustments of $5.3 million (the “Viya Transaction”).  In connection with the transaction, the Company financed $60.0 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative (“RTFC”) on the terms and conditions of a Loan Agreement by and among RTFC, CAH and ATN VI Holdings, LLC, the parent entity of CAH and a wholly-owned subsidiary of the Company.  The Company funded the remaining purchase price with (i) $51.9 million in cash paid to CFC, (ii) $22.5 million in additional cash paid directly to fund Viya’ s pension in the fourth quarter of 2016, and (iii) $5.3 million recorded as restricted cash to satisfy Viya’ s other postretirement benefit plan liability.  On July 1, 2016, the Company began consolidating the results of Viya within its financial statements in its International Telecom segment.  Subsequent to the Viya Transaction, the Company sold the acquired businesses in St. Maarten and the British Virgin Islands, as further described in “Dispositions” below.

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

The Company’s income statement for the year ended December 31, 2016 includes $53.0 million of revenue and $1.5 million of income before taxes attributable to the Viya Acquisition.  The Company incurred $4.1 million of transaction related charges pertaining to legal, accounting and consulting services associated with the transaction, of which $2.2 million was incurred during the year ended December 31, 2016 and $1.9 million was incurred during the year ended December 31, 2015.

Disposition

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

The results of the British Virgin Islands, St. Maarten, Aruba, and Turks and Caicos operations are not material to the Company’s historical results of operations. Since the dispositions do not relate to a strategic shift in its operations, the historical results and financial position of the operations are presented within continuing operations.

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

Disposition

On March 8, 2017, the Company completed the sale of its integrated voice and data communications and wholesale transport businesses in New England and New York for consideration of $25.9 million (the “Sovernet Transaction”).  The consideration included $20.9 million of cash, $3.0 million of receivables, and $2.0 million of contingent consideration.  The $3.0 million of receivables are held in escrow to satisfy working capital adjustments in favor of the acquirer, to fund certain capital expenditure projects related to the assets sold and to secure the Company’s indemnification obligations.  The contingent consideration represents the fair value of future payments related to certain operational milestones of the disposed assets.  The value of the contingent consideration was up to $4.0 million based on whether or not the operational milestones are achieved by December 31, 2017.  The table below identifies the assets and liabilities transferred (amounts in thousands):

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

The Company incurred $1.2 million of transaction related charges pertaining to legal, accounting and consulting services associated with the transaction, of which $0.6 million were incurred during the year ended December 31, 2017.  Since the Sovernet disposition does not relate to a strategic shift in our operations, the historic results and financial position of the operations are presented within continuing operations.

Subsequent to close of the Sovernet Transaction, management continually monitored and assessed the probability of earning the contingent consideration.  In September 2017, based on progress toward achieving the operational milestones, and the December 31, 2017 deadline under which to do so, management determined that earning the contingent consideration was unlikely.  As a result the fair value of the contingent consideration was reduced to zero.  The amount was recorded as a loss on disposition of assets within operating income during the year ended December 31, 2017.    The disposed assets did not achieve the operational milestones by the December 31 deadline.

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

 The consideration transferred includes $4.9 million paid as of December 31, 2017 and $1.3 million payable at future dates, which is contingent upon the passage of time and achievement of initial production milestones that are considered probable.  The acquired property, plant and equipment is comprised of solar equipment and the accounts payable and accrued liabilities consists mainly of amounts payable for certain asset purchases.  The fair value of the property, plant, and equipment was based on recent acquisition costs for the assets, given their recent purchase dates from third parties.  The goodwill is not deductible for income tax purposes and primarily relates to the assembled workforce of the business acquired.

The Company incurred $11.4 million of transaction related charges pertaining to legal, accounting and consulting services associated with the transaction, of which $10.1 million was incurred during the year ended December 31, 2016 and $1.3 million was incurred during the year ended December 31, 2015.

Pro forma Results

The following table reflects unaudited pro forma operating results of the Company for the years ended December 31, 2016 and December 31, 2015 as if the One Communications and Viya Transactions occurred on January 1, 2015.  Other acquisitions are not included in the pro forma amounts since the results are immaterial.   The pro forma amounts adjust One Communications’ and Viya’s results to reflect the depreciation and amortization that would have been recorded assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2015.  Also, the pro forma results were adjusted to reflect changes to the acquired entities’ capital structure related to the transaction.  One Communications’ results reflect the retirement of $24.7 million of debt.  Viya’s results reflect the retirement of $185.8 million of debt and the addition of $60 million of purchase price debt.  Finally, the Company’s results were adjusted to reflect the Company’s incremental ownership in BDC.

The pro forma results for the year ended December 31, 2016 include $5.4 million of impairment charges recorded by One Communications and Viya prior to the Company’s acquisition of the businesses.  The pro forma results for the year ended December 31, 2015 include $168.7 million of impairment charges, $85.6 million recorded by One Communications and $83.1 million recorded by Innovative.  Both the 2016 and 2015 impairment charges were recorded prior to ATN’s acquisition of the entities.  Amounts are presented in thousands, except per share data.

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

During 2015, the Company recognized an additional $1.1 million of gain relating to changes in certain estimates.

6. ACCOUNTS RECEIVABLE:

As of December 31, 2017 and 2016, accounts receivable consist of the following (in thousands):

	2017	2016
Retail	$19,530	$36,026
Wholesale	39,022	22,502
Other	—	40
Accounts receivable	58,552	58,568
Less: allowance for doubtful accounts	(15,023)	(13,149)
Total accounts receivable, net	$43,529	$45,419

7. FIXED ASSETS:

As of December 31, 2017 and 2016, property, plant and equipment consisted of the following (in thousands):

	Useful Life
	(in Years)	2017	2016
Telecommunications equipment and towers	5 -15	$774,548	$802,415
Solar assets	20-23	113,218	115,932
Office and computer equipment	3 -10	76,706	44,147
Buildings	15-39	48,058	43,609
Transportation vehicles	3 -10	12,221	12,043
Leasehold improvements	Shorter of useful life or lease term	2,864	325

Land	—	12,516	10,242
Furniture and fixtures	5 -10	6,674	7,657
Total property, plant and equipment		1,046,805	1,036,370
Construction in progress		123,001	101,992
Total property, plant and equipment		1,169,806	1,138,362
Less: Accumulated depreciation		(526,660)	(490,650)
Net fixed assets		$643,146	647,712

Depreciation and amortization of fixed assets, using the straight‑line method over the assets’ estimated useful life, for the years ended December 31, 2017, 2016 and 2015 was $83.3 million, $73.3 million and $55.9 million, respectively.  Included within telecommunication equipment and towers are certain right to use assets under capital lease with a cost of $30.0 million and $13.8 million and net book value of and $24.4 million and $12.4 million, as of December 31, 2017 and 2016, respectively.  Remaining amounts due under the IRUs are $0.6 million and $1.2 million as of December 31, 2017 and 2016, respectively.

During the year ended December 31, 2015, we sold certain network assets and telecommunications licenses in our U.S. Telecom segment and recognized a gain on such disposition of $2.8 million.

For the years ended December 31, 2017,  2016 and 2015, amounts of capital expenditures were offset by grants of $1.5 million, $2.3 million and $2.6 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment on an annual basis, which has been determined to be as of December 31st of each fiscal year. The Company also tests goodwill between annual tests if an event occurs or circumstances change that indicate that the fair value of a reporting unit may be below its carrying value.

The Company employs both qualitative and quantitative tests of its goodwill. The company tests goodwill at the reporting unit which is one level below its operating segments.  During 2017, the Company performed a qualitative assessments for all of its reporting units except for the trigger based impairment review in its International Telecom segment discussed below.  During 2016, the Company performed a qualitative assessment for one reporting unit in its International Telecom segment and one reporting unit in its Renewable Energy segment and determined there were no indicators of impairment.  Also in 2016, the company performed a quantitative assessment for one reporting unit in its International Telecom segment and one reporting unit in its US Telecom segment concluding no impairment was present.  In 2015, the Company performed a qualitative assessment on goodwill to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment.

The quantitative test for goodwill impairment involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. The Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. Discount rates are based on a weighted‑average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The cash flows employed in the DCF analysis were derived from internal earnings and forecasts and external market forecasts. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired.   If the carrying amount of a reporting unit exceeds its estimated fair value, then an impairment charge is recognized in the amount of that excess but not greater than the carrying amount of goodwill

During June 2016, as a result of recent industry consolidation activities and a review of strategic alternatives for the Company’s U.S. Wireline business in the Northeast, the Company identified factors indicating the carrying amount of certain assets may not be recoverable.  More specifically, the factors included the competitive environment, recent industry consolidation, and the Company’s view of future opportunities in the market which began to evolve in the second quarter of 2016.  On August 4, 2016, the Company entered into a stock purchase agreement to sell the majority of its U.S. Wireline business.  The transaction was completed in March 2017.

As a result of this transaction and market developments, the Company determined it was appropriate to assess the reporting unit’s assets for impairment.  The reporting unit holds three types of assets for purposes of impairment testing: i) other assets such as accounts receivable and inventory, ii) long lived assets such as property plant and equipment, and iii) goodwill.  Management first assessed the other assets for impairment and determined no impairment was appropriate.  Second, the property, plant and equipment was assessed for impairment.  The impairment test compared the undiscounted cash flows from the use and eventual disposition of the asset group to its carrying amount and determined the carrying amount was not recoverable.  The impairment loss of $3.6 million was equal to the amount by which the carrying amount exceeded the fair value. Third management assessed goodwill for impairment and recorded an impairment of $7.5 million.  The Company utilized the income approach, with Level 3 valuation inputs, which considered both the purchase agreement and cash flows discounted at a rate of 14% in its fair value calculations. In total, the Company recorded an impairment charge of $11.1 million.  The impairment charge is included in income from operations for the year ended December 31, 2016.

In the third quarter of 2017, the Company determined that the damage caused by the Hurricanes caused a triggering event requiring it to assess the related reporting unit’s goodwill for impairment.  After consideration of the disposals of fixed assets within the reporting unit, the impairment test for goodwill was performed by comparing the fair value of the reporting unit to its carrying amount. The Company calculated the fair value of the reporting unit by utilizing an income approach, with Level 3 valuation inputs, including a cash flow discount rate of 14.5%.  Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. The discount rate was based on a weighted‑average cost of capital, which represents the average rate the business would pay its providers of debt and equity. The cash flows employed in the discounted cash flow analysis were derived from internal and external forecasts.  The impairment assessment concluded that no impairment was required for the goodwill because the fair value of the reporting unit exceeded its carrying amount.

The Company’s annual impairment assessment of its goodwill for all reporting units as of December 31, 2017 determined that no impairment relating to our goodwill existed during the year ended December 31, 2017.

The table below disclosed goodwill recorded in each of the Company’s segments and accumulated impairment changes (in thousands):

	U.S.	International	Renewable
	Telecom	Telecom	Energy	Consolidated
Balance at December 31, 2015	$39,639	$5,438	$—	$45,077
Acquisitions	3,121	20,586	3,279	26,986
Deconsolidation of Subsidiary	—	(1,698)	—	(1,698)
Impairment	(7,492)	—	—	(7,492)
Balance at December 31, 2016	35,268	24,326	3,279	62,873
Acquisitions	—	1,097	—	1,097
Balance at December 31, 2017	$35,268	$25,423	$3,279	$63,970

	U.S.	International	Renewable
	Telecom	Telecom	Energy	Consolidated
Balance at December 31, 2016
Gross	$42,760	$24,326	$3,279	$70,365
Accumulated Impairment (1)	(7,492)	—	—	(7,492)
Net	35,268	24,326	3,279	62,873
Balance at December 31, 2017
Gross	35,268	25,423	3,279	63,970
Accumulated Impairment (1)	—	—	—	—
Net	$35,268	$25,423	$3,279	$63,970

(1) The Company recorded an impairment charge in 2016 related to its U.S. Wireline business.  The sale of that business was completed 2017.

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

In the third quarter of 2017, the Company determined that the damage caused by the Hurricanes caused a triggering event requiring us to assess the related reporting unit’s indefinite lived telecommunications licenses for impairment.  After consideration of the write-downs of fixed assets within the reporting unit, the impairment test for telecommunications licenses was performed by comparing the fair value of the reporting unit to its carrying amount. The Company performed a qualitative and quantitative analysis.  The Company calculated the fair value of the reporting unit by utilizing an income approach, with Level 3 valuation inputs, including a cash flow discount rate of 14.5%.  Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. The discount rate was based on a weighted‑average cost of capital, which represents the average rate the business would pay its providers of debt and equity. The cash flows employed in the discounted cash flow analysis were derived from internal and external forecasts.  The impairment assessment concluded that no impairment was required for the indefinite lived telecommunication licenses because the fair value of the reporting unit exceeded its carrying amount.

The Company performed quantitative and qualitative assessments for its annual impairment assessment of its indefinite lived telecommunications licenses as of December 31, 2017 and 2016 and determined that there were no indications of potential impairments.

The changes in the carrying amount of the Company’s telecommunications licenses, by operating segment, for the three years ended December 31, 2017 were as follows (in thousands):

	U.S.	Int'l
	Telecom	Telecom	Consolidated
Balance at December 31, 2015	$24,944	$18,524	$43,468
Deconsolidation of subsidiary	—	(2,178)	(2,178)
Acquired licenses	—	7,623	7,623
Amortization	—	(622)	(622)
Balance at December 31, 2016	$24,944	$23,347	$48,291
Acquired licenses	47,692	—	47,692
Dispositions	(31)	—	(31)
Balance at December 31, 2017	$72,605	$23,347	$95,952

The licenses acquired during 2017 are expected to be available for use into perpetuity.  A subsidiary in the Company’s International Telecom segment was amortizing one of its telecommunications licenses until the date of its deconsolidation in December 2016.

Customer Relationships

The customer relationships, all of which are included in the International Telecom segment, are being amortized on an accelerated basis, over the expected period during which their economic benefits are to be realized. The Company recorded $3.2 million, $2.0 million, and $0.4 million of amortization related to customer relationships during year ended December 31, 2017, 2016, and 2015, respectfully.

Future amortization of customer relationships, in our International Telecom segment, is as follows (in thousands):

Future Amortization
2018	$2,411
2019	1,897
2020	1,528
2021	1,300
2022	1,143
Thereafter	3,455
Total	$11,734

Other Intangible Assets

The Company has other intangibles of $4.7 million consisting of $3.0 million of franchise rights and $1.7 million of tradenames in its International Telecom segment.  These assets are recorded in other assets on the Company’s balance sheet as of December 31, 2017.  In 2016, we assessed the value of a tradename and concluded that its book value exceeded its fair value. As a result, we recorded a non-cash impairment charge of $0.3 million during the year ended December 31, 2016.

9. LONG‑TERM DEBT

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

   The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of December 31, 2017, the Company was in compliance with all of the financial covenants of the Credit Facility.

As of December 31, 2017, the Company had no borrowings under the Credit Facility.

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

The Series A Notes and the Series B Notes contain customary representations, warranties and certain affirmative and negative covenants, which limit additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Series A Notes and Series B Notes are subject to financial covenants that imposes 1) a maximum debt service coverage ratio and 2) a maximum ratio of the present value of Ahana’s future cash flow to the aggregate principal amounts of all outstanding obligations.  These financial covenants are tested semi-annually for Ahana Operations on a consolidated basis and on an individual basis for certain subsidiaries.  Both the Series A Notes and Series B Notes may be redeemed at any time, in whole or part, subject to a make-whole premium.  As of December 31, 2017, the Company was in compliance with all of the financial covenants of the Series A Notes and the Series B Notes.

The Company capitalized $2.8 million of fees associated with the Series A and Series B Notes which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the notes.

As of December 31, 2017, $2.4 million of the Original Ahana Debt, $61.5 million of the Series A Notes and Series B Notes remained outstanding, and $2.7 million of the capitalized fees remain unamortized.

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

On May 22, 2017, the Company amended and restated the One Communications Debt to increase the original facility to $37.5 million.  The amended and restated debt is scheduled to mature on May 22, 2022 and bears an interest at the three month LIBOR rate plus an applicable margin rate ranging between 2.5% to 2.75% paid quarterly.  The amended and restated One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (net cash generated from operating activities plus interest expense less net capital expenditures to debt repayments plus interest expense).  The Company was in compliance with its covenants as of December 31, 2017.

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

As of December 31, 2017, $35.6 million of the One Communications Debt was outstanding, there were no borrowings under the overdraft facility, and $0.3 million of the capitalized fees remain unamortized.

Viya Debt (formerly Innovative Debt)

On July 1, 2016, the Company and certain of our subsidiaries entered into a $60.0 million loan agreement with Rural Telephone Finance Cooperative (the “Viya Debt”). The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness less up to $50.0 million of cash to annual operating cash flow (the “Net Leverage Ratio”).  Due to the severe damage to our operations in the U.S. Virgin Islands from the Hurricanes and resulting $19.3 million in revenue credits issued to customers, the Company’s requirement to meet the Net Leverage Ratio for the fiscal year ended December 31, 2017 was waived by RTFC as of February 27, 2018 for one year until the next covenant measurement date.  As such, the debt remains classifies as long-term.   Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of the Company’s Viya subsidiaries and is guaranteed by us.

The Company paid a fee of $0.9 million to lock the interest rate at 4% per annum over the term of the debt.  The fee was recorded as a reduction to the debt carrying amount and will be amortized over the life of the loan.

As of December 31, 2017, $60.0 million of the Viya Debt remained outstanding and $0.8 million of the rate lock fee was unamortized.

10. GOVERNMENT GRANTS

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

The Mobility Funds projects and their results are included within the Company’s U.S. Telecom segment. As of December 31 2017, the Company had received approximately $21.1  million in Mobility Funds. Of these funds, $7.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense.  The remaining $13.9 million received offsets operating expenses, of which $10.5 million has been recorded to date, $3.4 million is recorded within current liabilities in the Company’s consolidated balance sheet as of December 31, 2017. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses through the expiration of the arrangement in July 2018.

11. EQUITY

Common Stock

The Company has paid quarterly dividends on its common stock since January 1999.

Treasury Stock

In September 2004, our Board of Directors approved a $5.0 million stock buyback plan (the “2004 Repurchase Plan”).  Through September 19, 2016, the Company repurchased $4.1 million of our common stock, under the 2004 Repurchase Plan.

On September 19, 2016, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  The 2016 Repurchase Plan replaces the 2004 Repurchase Plan.  As of December 31, 2017, the Company has $39.3 million available to be repurchased under the 2016 Repurchase Plan.

During the years ended December 31, 2017, 2016 and 2015, the Company repurchased the following shares under the 2004 Repurchase Plan and the 2016 Repurchase Plan

		Aggregate
	Shares	Cost	Average
Year ended December 31,	Repurchased	(in thousands)	Repurchase Price
2017	201,932	$10,636	$52.67
2016	32,407	2,195	64.72
2015	—	—	—

During the years ended December 31, 2017, 2016 and 2015, the Company repurchased the following shares from employees to satisfy tax withholding and stock options exercise obligations incurred in connection with the vesting of restricted stock awards and the exercise of stock options:

		Aggregate
	Shares	Cost	Average
Year ended December 31,	Repurchased	(in thousands)	Repurchase Price
2017	32,814	$2,348	$71.54
2016	38,279	2,775	72.50
2015	37,567	2,705	72.01

Stock‑Based Compensation

The Company has 2,000,000 shares reserved for the grant of stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture.

Stock Options

Stock options have a term of ten years and vest annually and ratably over a period of four years.

The following table summarizes stock option activity for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
			Weighted Average
		Weighted Avg.	Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Price	Term (Years)	Intrinsic Value
Outstanding at January 1, 2017	225,822	$39.77
Granted	10,000	52.97
Exercised	(35,801)	32.29
Outstanding at December 31, 2017	200,021	41.76	3.6	$2,780,253
Vested and expected to vest at December 31, 2017	200,021	41.76	3.6	$2,780,253
Exercisable at December 31, 2017	187,521	40.77	3.6	$2,757,353

	Year Ended December 31, 2016
			Weighted Average
			Remaining
	Number of	Weighted Avg.	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at January 1, 2016	268,875	$38.64
Granted	—	—
Exercised	(43,053)	32.70
Outstanding at December 31, 2016	225,822	39.77	3.9	$9,114,963
Vested and expected to vest at December 31, 2016	225,554	39.73	3.9	$9,112,630
Exercisable at December 31, 2016	222,072	39.23	3.8	$9,082,338

The unvested options as of December 31, 2017 represent $0.2 million in unamortized stock‑based compensation which will be recognized over a weighted average term of 3.0 years.

The following table summarizes information relating to options granted and exercised during the years ended December 31, 2017, 2016 and 2015 (in thousands, except fair value of options granted data):

	2017	2016	2015
Weighted-average fair value of options granted	$13.77	$—	$30.70
Aggregate intrinsic value of options exercised	936	1,591	3,488
Cash proceeds received upon exercise of options	1,030	649	1,998
Excess tax benefits from share-based compensation	—	591	1,423

The aggregate intrinsic value represents the total pre‑tax intrinsic value (the difference between our closing common stock price on December 31st and the exercise price, multiplied by the number of the in‑the‑money stock options) that would have been received by the stock option holders had all stock options holders exercised their stock options on December 31st. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The estimated fair value of the options granted during the years ended December 31, 2017 and 2015 were determined using a Black Scholes option pricing model, based on the following weighted average assumptions:

	2017		2016	2015

Risk-free interest rate	1.79%		—	1.55%
Expected dividend yield	1.28%		—	1.76%
Expected life	4.00	years	—	6.25	years
Expected volatility	34.01%		—	51.85%

The Company did not grant any options during the year ended December 31, 2016.  The Company recognized $0.1 million, $0.1 million and $0.4 million, respectively, of stock compensation expense relating to the granted options during 2017, 2016, and 2015, respectively.

Restricted Stock

Restricted stock issued under the 2008 Equity Investment Plan vest ratably over four years.

The following table summarizes restricted stock activity during the year ended December 31, 2017:

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2017	229,040	$67.13
Granted	95,095	68.09
Forfeited	(12,074)	69.71
Vested and issued	(97,123)	64.01
Unvested as of December 31, 2017	214,938	$68.62

The following table summarizes restricted stock activity during the year ended December 31, 2016:

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2016	218,401	$60.60
Granted	100,005	73.34
Forfeited	(1,125)	66.44
Vested and issued	(88,241)	58.01
Unvested as of December 31, 2016	229,040	$67.13

In connection with the grant of restricted shares, the Company recognized $6.6 million, $6.2 million and $4.3 million of compensation expense within its income statements for the years ended December 31, 2017, 2016, and 2015, respectively.  In addition, the Company recognized $0.3 million, $0.1 million, and $0.3 million of compensation expense within its income statement for the year ended December 31, 2017, 2016 and 2015, respectively, for shares of the Company’s subsidiaries granted to the management team of those subsidiaries.

The unvested shares as of December 31, 2017 represent $10.2 million in unamortized stock based compensation which will be recognized over a weighted average period of 2.4 years.

12. INCOME TAXES

Tax Reform

The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act” also commonly referred to as U.S. tax reform), which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system and the U.S. Virgin Islands mirror code which replaces “United States” with “U.S. Virgin Islands” throughout the Internal Revenue Code. These changes include a U.S. federal statutory rate reduction from 35% to 21%, which results in a U.S. Virgin Islands rate change of 38.5% to 23.1% under the mirror tax code which allows for a 10% surcharge on the U.S. federal tax rate, 100% expensing of certain qualified capital investments, the elimination or reduction of the alternative minimum tax regime, certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation.

The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes two base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low taxed income (GILTI) and eliminates the deduction of certain payments made to related foreign corporations, and impose a minimum tax if greater than regular tax under the base-erosion and anti-abuse tax (BEAT).  These changes are effective beginning in 2018. The 2017 Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the Transition Toll Tax).

Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, during the year ended December 31, 2017, the Company recorded a benefit totaling $10.6 million related to its current estimate of applying the provisions of the 2017 Tax Act.

Transition Toll Tax

The 2017 Tax Act eliminates the deferral of U.S. income tax on the historical unrepatriated earnings by imposing the Transition Toll Tax, which is a one-time mandatory deemed repatriation tax on undistributed foreign earnings. The Transition Toll Tax is assessed on the U.S. shareholder's share of the foreign corporation's accumulated foreign earnings that have not previously been taxed. Earnings in the form of cash and cash equivalents will be taxed at a rate of 15.5% and all other earnings will be taxed at a rate of 8.0%.

As of December 31, 2017, the Company has accrued income tax liabilities of $7.4 million under the Transition Toll Tax, of which $0.6 million is expected to be paid within one year. The Transition Toll Tax will be paid over an eight-year period, starting in 2018, and will not accrue interest.

At December 31, 2017, the Company continues to assert its earnings are permanently reinvested outside the U.S., however the tax impact of subsequent cash distributions from its foreign subsidiaries  will be limited to foreign withholding, where applicable,  and state taxes.  Future cash dividends from Guyana are expected to be made in 2018, however no deferred tax liability has been recorded because these distributions are not subject to Guyanese withholding tax and the US state tax impact is minimal.

Effect on Deferred Tax Assets and Liabilities and other Adjustments

The Company’s deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.

As the Company’s deferred tax liabilities exceed the balance of its deferred tax assets at the date of enactment, the Company has recorded a tax benefit of $18.0 million, reflecting the decrease in the U.S. and U.S. Virgin Islands corporate income tax rates, including the state impact, net of federal benefit.  The BEAT provisions in the 2017 Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2017.  Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the 2017 Tax Act and the application of ASC 740.  Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes ( the “deferred method”).  The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only its current structure and estimated future results of global operations but also its intent and ability to modify its structure and/or our business, the Company is not yet able to reasonably estimate the effect of this provision of the 2017 Tax Act.  Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

Status of our Assessment

The Company’s preliminary estimate of the Transition Toll Tax and the remeasurement of its deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the 2017 Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in its estimates.

The final determination of the Transition Toll Tax and the remeasurement of its deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.

The components of income before income taxes for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Domestic	$25,232	$28,047	$50,563
Foreign	22,321	17,327	5,638
Total	$47,553	$45,374	$56,201

The following is a reconciliation from the tax computed at statutory income tax rates to the Company’s income tax expense for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Tax computed at statutory U.S. federal income tax rates	$16,644	$15,782	$19,652
Non controlling interest	(2,887)	(2,893)	(2,807)
Foreign tax rate differential	(6,621)	(3,074)	1,659
Over (under) provided in prior periods	(18)	1,069	652
Nondeductible expenses	929	1,134	1,113
Goodwill Impairment	—	2,622	—
Capitalized transactions costs	53	3,138	—
Change in tax reserves	4,433	2,561	2,564
State Taxes, net of federal benefit	1,075	1,853	935
Change in valuation allowance	6,137	(7,292)	(5,949)
Foreign tax credit expiration	—	4,179	6,396
Refund Claim for Domestic Production Deduction	(3,382)	—	—
Tax Cuts and Jobs Act of 2017	(10,639)	—	—
Capital loss	(6,990)	—	—
Other, net	(75)	2,081	(78)
Total Income Tax Expense	$(1,341)	$21,160	$24,137

The components of income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

\
	2017	2016	2015
Current:
United States—Federal	$375	$15,763	$(1,308)
United States—State	500	505	(383)
Foreign	11,289	10,528	7,959
Total current income tax expense	$12,164	$26,796	$6,268
Deferred:
United States—Federal	$(10,892)	$(1,880)	$16,760
United States—State	950	(291)	1,636
Foreign	(3,563)	(3,465)	(527)
Total deferred income tax expense (benefit)	(13,505)	(5,636)	17,869
Consolidated:
United States—Federal	$(10,517)	$13,883	$15,452
United States—State	1,450	214	1,253
Foreign	7,726	7,063	7,432
Total income tax expense	$(1,341)	$21,160	$24,137

The significant components of deferred tax assets and liabilities are as follows as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Deferred tax assets:
Receivables reserve	$1,524	$1,470
Temporary differences not currently deductible for tax	7,869	8,918
Deferred compensation	1,446	2,461
Pension	245	1,085
Net operating losses	26,685	29,571
Tax Credits	8,969	—
Total deferred tax asset	46,738	43,505
Deferred tax liabilities:
Property, plant and equipment, net	$35,630	$41,136
Intangible assets, net	5,817	6,122
Total deferred tax liabilities	41,447	47,258

Valuation allowance	(35,829)	(42,462)

Net deferred tax liabilities	$(30,538)	$(46,215)

Deferred tax assets and liabilities are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	2017	2016
Deferred tax assets:
Current	$—	$—
Long term	1,194	407
Total deferred tax asset	$1,194	$407
Deferred tax liabilities:
Current	$—	$—
Long term	(31,732)	(46,622)
Total deferred tax liabilities	$(31,732)	$(46,622)
Net deferred tax liabilities	$(30,538)	$(46,215)

The Company’s effective tax rate for the year ended December 31, 2017 and 2016 was (2.8)% and 46.6%, respectively.  The effective tax rate for the year ended December 31, 2017 was primarily impacted by the following items: (i)  a $10.6  million benefit for the net impact of the 2017 Tax Act which includes lowering the U.S. corporate income tax rate to 21%, effective in 2018, resulting in an $18.0 million benefit on the remeasurement of the deferred tax assets and liabilities, partially offset by a provision of $7.4 million on the deemed repatriation of undistributed foreign earnings (ii) a $3.9 million benefit for the net capital transactions related to our businesses in New England, New York, BVI and St. Maarten, (iii) a $3.4 million benefit for an amended return refund claim filed for tax year 2013, (iv) a $4.4 million increase (net) in unrecognized tax benefits related to current year and prior year positions, (v) a $6.1 million provision (net) to record the change in valuation allowance and, (vi) the mix of income generated among the jurisdictions in which we operate.  The effective tax rate for the year ended December 31, 2016 was impacted by the following items: (i) $3.1 million provision related to certain transactional charges incurred in connection with our acquisitions that had no tax benefit, (ii) $2.6 million provision related to an impairment charge to write down the value of assets related to our wireline business, (iii) $2.5 million provision related to the write-off of an unrecoverable tax receivable and (iv) the mix of income generated among the jurisdictions in which we operate. The Company’s effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. The Company’s consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which it operates.

As of December 31, 2017, the Company estimated that it had gross federal and foreign net  operating loss (“NOL”) carryforwards of $2.2 million and $96.6 million respectively.  Of these, $95.1 million will expire between 2024 and 2037 and $3.7 million may be carried forward indefinitely. In addition the Company estimated that it had gross federal capital loss carryforwards of $9.0 million which will expire in 2022.

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. A significant piece of negative evidence evaluated is cumulative losses incurred in certain reporting jurisdictions over the three-year period ended December 31, 2017.  Other negative evidence examined includes, but is not limited to, losses expected in early future years, a history of tax benefits expiring unused, uncertainties whose unfavorable resolution would adversely affect future results, and brief carryback, carry forward periods.  On the basis of this evaluation, the Company believed it was more likely than not that the benefit from some of these federal, state, and foreign deferred taxes would not be realized.

In recognition of this risk at December 31, 2017 the Company has provided a valuation allowance against certain federal and foreign deferred tax assets for $10.1 and $25.7 million respectively. As part of the 2017 Tax Act, the transition tax on foreign unremitted earnings generated foreign tax credits, of which, only a portion can be utilized to offset the 2017 federal transition tax liability.  The remaining credit of $8.2 million has been recorded as a deferred tax asset; however, as the Company does not expect to have sufficient foreign source income in the future to be able to utilize this credit, a valuation allowance has been recorded against it. In 2017, the Company had business restructuring transactions which result in capital losses for tax purposes which can only be utilized against capital gains. The Company has recorded a valuation allowance of $1.9 million against the capital losses in excess of available capital gains.   The

foreign valuation allowance primarily relates to foreign net operating losses of $24.3 million, while the remaining $1.4 million is on other net foreign deferred tax assets which the Company does not expect to be able to realize.  As of December 31, 2017 there were no state net operating loss deferred tax assets, therefore no state valuation allowance exists as of this date.  At December 31, 2016, the Company’s state and foreign NOL carryforward valuation allowances were $0.5 million and $27.8 million, respectively. The remaining valuation allowance of $14.1 million was applied to the other foreign deferred taxes for entities with a full valuation allowance at December 31, 2016.

As of December 31, 2017, the Company has approximately $303.7 million of undistributed earnings of its foreign subsidiaries, of which $262.1 million are provisionally considered to be indefinitely reinvested.  As such, the Company has not provided deferred tax on those earnings.  As the 2017 Tax Act resulted in a one-time transition tax on the deemed repatriation of foreign earnings for federal tax purposes, the tax impact of subsequent cash distributions is limited to foreign withholding and exchange rate gains or losses, where applicable, and state taxes.  The Company received a $41.6 million cash distribution from GT&T in early 2018 but does not expect any additional tax liability associated with the distribution.

The Company had unrecognized tax benefits (including interest and penalty) of $24.1 million as of December 31, 2017, $20.0 million as of December 31, 2016 and, $18.9 million as of December 31, 2015. The net increase of the reserve during the year ended December 31, 2017 was attributable to an increase in tax positions for prior periods of $1.1 million, a net increase in tax positions for the current period of $3.4 million and partially offset by a settlement of a prior year position of $0.4 million.

The following shows the activity related to unrecognized tax benefits (not including interest and penalty) during the three years ended December 31, 2017 (in thousands):

Gross unrecognized tax benefits at December 31, 2014	15,499
Increase in unrecognized tax benefits taken during a prior period	—
Increase in unrecognized tax benefits taken during the current period	1,717
Lapse in statute of limitations	—
Settlements	—
Gross unrecognized tax benefits at December 31, 2015	17,216
Increase in unrecognized tax benefits taken during a prior period	561
Increase in unrecognized tax benefits taken during the current period	2,321
Lapse in statute of limitations	(1,673)
Settlements	(521)
Gross unrecognized uncertain tax benefits at December 31, 2016	17,904
Increase in unrecognized tax benefits taken during a prior period	—
Increase in unrecognized tax benefits taken during the current period	3,394
Lapse in statute of limitations	(2)
Settlements	(335)
Gross unrecognized uncertain tax benefits at December 31, 2017	$20,961

The Company’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties are $3.1 million as of December 31, 2017, and $2.1 million as of December 31, 2016, and $1.7 million as of December 31, 2015.

Of the $24.1 million of gross unrecognized uncertain tax benefits (including interest and penalty), $22.3 million, if recognized, would impact the effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. and in various, state and local and foreign jurisdictions. The statute of limitations related to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2012.  The 2013 federal tax year remains open up to the amount of the refund claim requested on an amended tax return until such refund is remitted to the Company.  The 2013 and 2014 federal tax returns are currently under IRS audit. The expiration of the statute of limitations related to the various state and foreign income tax returns that the Company and subsidiaries file varies by jurisdiction.

13.  RETIREMENT PLANS

The Company has a noncontributory defined benefit pension plan for eligible employees of its GT&T and Viya subsidiaries who meet certain age and employment criteria. The Company also has a noncontributory defined medical, dental, vision, and life benefit plan for eligible employees of its Viya subsidiary who meet certain age and employment criteria.  The Company acquired the Viya plans as a result of the July 2016 Viya Acquisition.  The Company reviews the funded status of its pension plans and makes contributions based on that analysis.  The benefits are based on the participants’ compensation during their employment and the credited service years earned by participants.  The Company funds the other postretirement benefit plans as benefits are paid.

The weighted‑average rates assumed in the actuarial calculations for the pension and other postretirement benefit plans are as follows as of December 31, 2017, 2016 and 2015:

	2017	2016	2015
Discount Rate – Pension Benefit	4.6%	4.3%	5.8%
Discount Rate – Postretirement Benefit	4.3%	3.9%	N/A
Annual salary increase	6.5%	6.5%	6.5%
Expected long-term return on plan assets	6.1%	6.3%	6.5%

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

The annual salary increase assumption reflects the Company’s estimated long term average rate of salary increases.  The assumption is not applicable to the Viya pension and other postretirement plans as the obligations associated with these plans are not dependent on participant’s salaries.

The discount rate was determined based on a review of market data including yields on high quality corporate bonds with maturities approximating the remaining life of the project benefit obligations.

The other postretirement benefit plans healthcare cost trend assumptions is based on health care trend rates.  The 2018 assumed medical health care cost trend rate is 5.3% trending to an ultimate rate of 4.5% in 2075.  The 2018 assumed dental care cost trend rate is 4.0% trending to an ultimate rate of 2.0% in 2031.  The effect of a one-percentage-point increase in the assumed health care cost trend rates for each future year on the accumulated postretirement benefit obligation for health care benefits and the aggregate of the service and interest cost components of net periodic postretirement health care benefit cost is shown below:

	2017		2016
	Accumulated postretirement benefit obligation	Service cost plus interest cost	Accumulated postretirement benefit obligation	Service cost plus interest cost

At trend	5,308	389	5,108	194
At trend + 1%	5,723	429	5,487	214
Dollar Impact	415	40	379	20
Percentage Impact	7.8%	10.3%	7.4%	10.3%
At trend – 1%	4,944	355	4,775	177
Dollar Impact	(364)	(34)	(333)	(17)
Percentage Impact	(6.9)%	(8.7)%	(6.5)%	(8.8)%

Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows for 2017 and 2016 (in thousands):

	2017		2016

	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Projected benefit obligations:
Balance at beginning of year:	$76,119	$5,108	$14,400	$—
Viya Acquisition	—	—	69,178	5,472
Service cost	1,676	183	1,308	97
Interest cost	3,388	206	2,002	97
Curtailment	—	—	128	—
Benefits and settlements paid	(3,942)	(367)	(6,445)	(206)
Actuarial (gain) loss	3,114	177	(4,437)	(325)
Experience loss	—	—	(15)	(27)
Balance at end of year	$80,355	$5,307	$76,119	$5,108
Plan net assets:
Balance at beginning of year:	$75,331	$—	$11,946	$—
Viya Acquisition	—	—	45,116	—
Actual return on plan assets	8,789	—	1,717	—
Company contributions	842	367	22,963	206
Benefits and settlements paid	(4,070)	(367)	(6,411)	(206)
Balance at end of year	$80,892	$—	$75,331	$—
Under funded status of plan	$537	$(5,307)	$(788)	$(5,108)

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

	2017			2016

	GT&T Pension Benefit	Viya Pension Benefit	Postretirement Benefits	GT&T Pension Benefit	Viya Pension Benefit	Postretirement Benefits

Projected benefit obligation	$13,205	$67,150	$5,307	$12,549	$63,571	$5,108
Plan Net Assets	10,307	70,585	—	8,655	66,676	—
Over/ (Under) funded status of plan	$(2,898)	$3,435	$(5,307)	$(3,894)	$3,105	$(5,108)

At December 31, 2017 and 2016, the Company held $0 and $5.1 million, respectively, of restricted cash related to other postretirement benefit plans.

The Company’s investment policy for its pension assets is to have a reasonably balanced investment approach, with a long‑term bias toward debt investments. The Company’s strategy allocates plan assets among equity, debt and other assets to achieve long‑term returns without significant risk to principal. The GT&T pension fund has limitations from investing in the equity, debt or other securities of the employer, its subsidiaries or associates of the employer or any company of which the employer is a subsidiary or an associate. Furthermore, the GT&T plan must invest between 70% - 80% of its total plan assets within Guyana.

The fair values for the pension plan’s net assets, by asset category, at December 31, 2017 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
Cash, cash equivalents, money markets and other	$6,363	$6,363	$—	$—
Common stock	28,467	25,312	3,155	—
Mutual funds - equities	9,248	9,248	—	—
Exchange traded funds - equities	904	904	—	—
Fixed income securities	35,414	—	35,414	—
Annuities	496	—	—	496
Total	$80,892	$41,827	$38,569	$496

The fair values for the pension plan’s net assets, by asset category, at December 31, 2016 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
Cash, cash equivalents, money markets and other	$32,976	$32,976	$—	$—
Common stock	22,560	21,344	1,216	—
Mutual funds - equities	7,141	6,180	961	—
Exchange traded funds - equities	1,553	1,553	—	—
Fixed income securities	10,598	—	10,598	—
Annuities	503	—	—	503
Total	$75,331	$62,053	$12,775	$503

The plan’s weighted‑average asset allocations at December 31, 2017 and 2016, by asset category are as follows:

	2017	2016
Cash, cash equivalents, money markets and other	8%	44%
Common stock	35	30
Mutual funds - equities	11	9
Exchange traded funds - equities	1	2
Fixed income securities	44	14
Annuities	1	1
Total	100%	100%

Amounts recognized on the Company’s consolidated balance sheets consist of (in thousands):

	As of December 31,
	2017		2016
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits

Accrued and current liabilities	$—	$392	$—	$381
Other Liabilities	2,898	4,915	3,894	4,727
Other Assets	3,435	—	3,105	—
Accumulated other comprehensive income, net of tax	2,953	174	1,418	352

Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

	As of December 31,
	2017		2016
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits

Net actuarial gain / (loss)	$1,408	$174	$(386)	$352
Accumulated other comprehensive income / ( loss), pre-tax	1,408	174	(386)	352
Accumulated other comprehensive income, net of tax	2,953	174	1,418	352

Components of the plan’s net periodic pension cost are as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017		2016		2015
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits

Service cost	$1,676	$183	$1,308	$97	$652	$—
Interest cost	3,388	206	2,002	97	766	—
Expected return on plan assets	(4,470)	—	(2,024)	—	(813)	—
Amortization of unrecognized net actuarial loss	716	—	1,271	—	245	—
Curtailment	—	—	128	—	—	—
Net periodic pension cost	$1,310	$389	$2,685	$194	$850	$—

For the year ended December 31, 2018, the Company expects to contribute approximately $1.5 million to its pension plans.

The following estimated benefits, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as indicated below (in thousands):

	Pension	Postretirement
Fiscal Year	Benefits	Benefits
2018	$4,088	$399
2019	4,772	362
2020	4,190	327
2021	4,380	297
2022	4,915	322
2023 - 2027	22,938	1,807
	$45,283	$3,514

14. COMMITMENTS AND CONTINGENCIES

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

The Company’s Guyana subsidiary, GT&T, holds a license to provide domestic fixed services and international voice and data services in Guyana on an exclusive basis until December 2030. Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector. In connection therewith, the Company and GT&T have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GT&T’s exclusivity and other rights under the existing agreement and license. On July 18, 2016, the Guyana Parliament passed telecommunications legislation, and on August 5, 2016, the legislation was signed into law that introduces material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of creating a more competitive market.  The legislation does not have the effect of terminating the Company’s exclusive license.  Instead the legislation as passed requires the Minister of Telecommunications to conduct further proceedings and issue implementing orders to enact the various provisions of the legislation, including the issuance of competing licenses.  The Company cannot predict the manner in which or when the legislation will be implemented by the Minister of Telecommunications.

In January 2018 the Government of Guyana and the Company met to discuss modifications of the Company’s exclusivity rights and other rights under its existing agreement and license.  Those discussions are on-going, however, there can be no assurance that those discussions will be concluded before the Government issues new licenses contemplated by the legislation or at all, or that such discussions will satisfactorily address the Company’s contractual exclusivity rights.  Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

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

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GT&T agreed to with the Government. GT&T has objected to the NFMU’s proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government’s prior agreement. In 2011, GT&T paid the NFMU $2.6 million representing payments in full for 2008, 2009 and 2010. However, by letter dated November 23, 2011, the NFMU stated that it did not concur with GT&T’s inference that the amount was payment in full for the specified years as it was their continued opinion that the final calculation for GSM spectrum fees was not agreed upon and was still an outstanding issue. By further letter dated November 24, 2011, the NFMU further rejected a proposal that was previously submitted jointly by  GT&T and another communications provider that outlined a recommended methodology for the calculation of these fees. The NFMU stated that it would prepare its own recommendation for consideration by the Minister of Telecommunications, who would decide the matter. GT&T has paid undisputed spectrum fees according to the methodology used for its 2011 payments, and has reserved amounts payable according to this methodology. There have been limited further discussions on this subject and GT&T has not had the opportunity to review any recommendation made to the Minister.

In November 2007, Caribbean Telecommunications Limited (“CTL”) filed a complaint in the U.S. District Court for the District of New Jersey against GT&T and ATN claiming breach of an interconnection agreement for domestic cellular services in Guyana and related claims. CTL asserted over $200 million in damages.  GT&T and ATN moved to dismiss the complaint on procedural and jurisdictional grounds. On January 26, 2009, the court granted the motions to dismiss the complaint on the grounds asserted. In November 2009 and again in April 2013, CTL filed and then abandoned a similar claim against GT&T and the PUC in the High Court of Guyana. CTL once more filed a similar claim against the Company in December 2017, seeking damages of $25 million.  The Company continues to believe this claim is without merit and intends to defend against it vigorously.

On May 8, 2009, a GT&T competitor, Digicel, filed a lawsuit in Guyana challenging the legality of GT&T’s exclusive license rights under Guyana’s constitution. Digicel initially filed this lawsuit against the Attorney General of Guyana on May 13, 2009, GT&T petitioned to intervene in the suit in order to oppose Digicel’s claims and GT&T’s petition was granted on May 18, 2009. GT&T filed an answer to the charge on June 22, 2009.  The case remains pending. The Company believes that any legal challenge to GT&T’s exclusive license rights granted in 1990 is without merit and the Company intends to defend vigorously against such legal challenge.

GT&T has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GT&T’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. GT&T is seeking injunctive relief to stop the illegal bypass activity and money damages. Digicel filed counterclaims alleging that GT&T has violated the terms of the interconnection agreement and Guyana laws.  These suits, filed in 2010 and 2012, have yet to proceed to trial and it remains uncertain as to when a trial date may be set.  GT&T intends to prosecute these matters vigorously.

GT&T is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. The Company maintains that any liability GT&T might be found to have with respect to the disputed tax assessments, totaling $44.1 million, would be offset in part by the amounts necessary to ensure that GT&T’s return on investment was no less than 15% per annum for the relevant periods.  The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of December  31, 2017 for these matters.

Lease Commitments and Other Obligations

The Company leases approximately 2.5 million square feet for its operations centers, administrative offices and retail stores as well as certain tower sites under non‑cancelable operating leases. The Company’s obligations for payments under these leases are as follows at December 31, 2017 (in thousands):

2018	24,385
2019	21,692
2020	17,332
2021	9,823
2022	5,868
Thereafter	9,087
Total obligations under operating leases	$88,187

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $20.9 million, $19.8 million and $17.0  million, respectively.

15. RELATED‑PARTY TRANSACTIONS

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

16. SEGMENT REPORTING

The Company has the following three reportable and operating segments: i) U.S. Telecom, ii) International Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Year Ended December 31, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$140,636	$81,404	$—	$—	$222,040
Wireline	12,656	213,107	—	—	225,763
Renewable Energy	—	—	20,467	—	20,467
Equipment and Other	2,432	10,092	399	—	12,923
Total Revenue	155,724	304,603	20,866	—	481,193
Depreciation and amortization	25,601	50,007	6,667	4,659	86,934
Non-cash stock-based compensation	—	188	114	6,675	6,977
Operating income (loss)	55,317	28,468	5,179	(33,496)	55,468

For the Year Ended December 31, 2016

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$148,053	$80,745	$—	$—	$228,798
Wireline	26,448	161,571	—	—	188,019
Renewable Energy	—	—	21,608	—	21,608
Equipment and Other	2,225	15,960	393	—	18,578
Total Revenue	176,726	258,276	22,001	—	457,003
Depreciation and amortization	24,471	40,492	4,987	6,030	75,980
Non-cash stock-based compensation	—	22	114	6,274	6,410
Operating income (loss)	49,078	35,436	(246)	(34,471)	49,797

For the Year Ended December 31, 2015

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$155,390	$81,652	$—	$—	$237,042
Wireline	25,241	61,244	—	—	86,485
Renewable Energy	—	—	21,040	—	21,040
Equipment and Other	2,355	8,447	—	—	10,802
Total Revenue	182,986	151,343	21,040	—	355,369
Depreciation and amortization	22,239	24,883	4,820	4,948	56,890
Non-cash stock-based compensation	—	—	267	4,708	4,975
Operating income (loss)	74,459	28,200	6,720	(30,784)	78,595

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
December 31, 2017
Cash, Cash equivalents, and Investments	$19,585	$110,700	$8,120	$76,627	$215,032
Total current assets	40,975	190,396	18,060	93,497	342,928
Fixed assets, net	99,462	367,485	158,447	17,752	643,146
Goodwill	35,269	25,421	3,280	—	63,970
Total assets	200,142	629,007	192,406	184,050	1,205,605
Total current liabilities	41,248	91,887	14,754	13,816	161,705
Total debt	—	94,577	61,215	—	155,792
December 31, 2016
Cash, Cash equivalents, and Investments	$22,235	$97,681	$27,378	$131,664	$278,958
Total current assets	50,983	143,201	37,440	135,745	367,369
Fixed assets, net	129,274	372,741	130,268	15,429	647,712
Goodwill	35,268	24,326	3,279	—	62,873
Total assets	240,006	597,454	190,253	170,505	1,198,218
Total current liabilities	23,162	95,502	12,603	18,838	150,105
Total debt	—	91,316	65,507	—	156,823

	Capital Expenditures

	U.S.	International	Renewable	Corporate and
Year ended December 31,	Telecom	Telecom	Energy	Other (1)	Consolidated
2017	$22,230	$80,912	$32,738	$6,491	$142,371
2016	31,983	62,808	22,615	6,876	124,282
(1)	Reconciling items refer to corporate overhead expenses and consolidating adjustments.

The table below identifies the Company’s revenues and long-lived assets by geographic location.  The Company attributes revenue to geographic location based on location of the customer (in thousands):

	2017		2016		2015
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

U.S.	$173,632	$358,032	$198,300	$265,528	$204,024	$247,169
Guyana	93,524	129,909	91,653	132,609	88,894	109,829
U.S Virgin Islands	83,194	137,018	58,431	110,773	11,542	9,621
Bermuda	127,244	165,243	83,006	94,976	45,745	13,483
Other Foreign Countries	3,599	71,282	25,613	76,575	5,164	927
	$481,193	$861,484	$457,003	$680,461	$355,369	$381,029

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of the Company’s quarterly results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	2017 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenue	$128,115	$123,245	$122,132	$107,701
Operating expenses	110,322	107,402	141,657	66,344
Income from operations	17,793	15,843	(19,525)	41,357
Other income (expense), net	(3,081)	(2,338)	(2,335)	(161)
Income (loss) from continuing operations before income taxes	14,712	13,505	(21,860)	41,196
Income taxes	3,128	2,596	(884)	(6,181)
Net income (loss)	11,584	10,909	(20,976)	47,377
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(4,725)	(5,026)	(3,784)	(3,871)
Net income (loss) attributable to ATN International, Inc. stockholders	6,859	5,883	(24,760)	43,506
Net income (loss) per weighted average basic share attributable to ATN International, Inc. stockholders
Continuing operations	0.42	0.36	(1.53)	2.71
Total	0.42	0.36	(1.53)	2.71
Net income (loss) per weighted average diluted share attributable to ATN International, Inc. stockholders
Continuing operations	0.42	0.36	(1.53)	2.71
Total	0.42	0.36	(1.53)	2.71

	2016 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenue	$89,686	$99,991	$138,795	$128,531
Operating expenses	73,793	98,079	116,714	118,620
Income from operations	15,893	1,912	22,081	9,911
Other income (expense), net	(464)	(853)	(785)	(2,321)
Income from continuing operations before income taxes	15,429	1,059	21,296	7,590
Income taxes	4,631	2,945	9,602	3,982
Net income (loss)	10,798	(1,886)	11,694	3,608
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(4,678)	(1,200)	(4,523)	(1,712)
Net income (loss) attributable to ATN International, Inc. stockholders	6,120	(3,086)	7,171	1,896
Net income (loss) per weighted average basic share attributable to ATN International, Inc. stockholders
Continuing operations	0.38	(0.19)	0.44	0.12
Total	0.38	(0.19)	0.44	0.12
Net income (loss) per weighted average diluted share attributable to ATN International, Inc. stockholders
Continuing operations	0.38	(0.19)	0.44	0.12
Total	0.38	(0.19)	0.44	0.12

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

18.  SUBSEQUENT EVENT

The wireless business within our U.S. Telecom segment currently has one buildout arrangement of approximately 100 built cell sites that provides the carrier with an option to purchase such sites.  This option was exercised in the first quarter of 2018 and the transaction is expected to close during 2018.

SCHEDULE II

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in Thousands)

	Balance at	Purchase	Charged to		Balance
	Beginning	Price	Costs and		at End
	of Year	Accounting	Expenses	Deductions	of Year
YEAR ENDED, December 31, 2015
Description:
Valuation allowance on foreign tax credit carryforwards	$10,577	$—	$—	$6,397	$4,180
Valuation allowance on foreign net operating losses and other deferred taxes	1,500	—	172	—	1,672
Valuation allowance on state net operating losses	1,687	—	275	—	1,962
Allowance for doubtful accounts	11,342	—	858	2,906	9,294
	$25,106	$—	$1,305	$9,303	$17,108
YEAR ENDED, December 31, 2016
Description:
Valuation allowance on foreign tax credit carryforwards	$4,180	$—	$	$4,180	$—
Valuation allowance on foreign net operating losses and other deferred taxes	1,672	41,941	217	1,922	41,908
Valuation allowance on state net operating losses	1,962	—	—	1,409	553
Allowance for doubtful accounts	9,294	—	5,095	1,240	13,149
	$17,108	$41,941	$5,312	$8,751	$55,610

YEAR ENDED, December 31, 2017
Description:
Valuation allowance on foreign tax credit carryforwards	$—	$—	$8,226	$—	$8,226
Valuation allowance on capital loss carryforwards	—	—	1,881	—	1,881
Valuation allowance on foreign net operating losses and other deferred taxes	41,908	—	839	17,025	25,722
Valuation allowance on state net operating losses	553	—	—	553	—
Allowance for doubtful accounts	13,149	—	3,993	2,119	15,023
	$55,610	$—	$14,939	$19,697	$50,852