Form 10-Q
period 2018-03-31
ATN International, Inc.
filed 2018-05-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 9, 2018, the registrant had outstanding 15,984,021 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended March 31, 2018

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the estimated timeline for the rebuilding of our   operations and revenues from our customers in the U.S. Virgin Islands following the hurricanes; our estimates of total losses due to hurricanes and our estimated costs of restoring hurricane-damaged services; our ability to receive financial support from the government for our rebuild in the U.S. Virgin Islands and the timing of such support; the competitive environment in our key markets, demand for our services and industry trends; the pace of expansion and improvement of our telecommunications network and renewable energy operations including our level of estimated future capital expenditures and our realization of the benefits of these investments; the anticipated timing of our build schedule and the commencement of energy production of our India renewable energy projects; anticipated effects of recent U.S. tax changes; the timing of the sale of a portion of our wholesale wireless network and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to restore our networks and services to our customers in the U.S. Virgin Islands in an efficient and timely manner and to obtain governmental or other support necessary to fully restore services in the U.S. Virgin Islands; (2) our ability to execute planned network expansions and upgrades in our various markets; (3) the general performance of our operations, including operating margins, revenues, capital expenditures, and the future growth and retention of our major customers and subscriber base and consumer demand for solar power; (4) government regulation of our businesses, which may impact our FCC and other telecommunications licenses or our renewables business; (5) economic, political and other risks facing our operations; (6) our ability to maintain favorable roaming arrangements and satisfy the needs and demands of our major wireless customers; (7) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address  rapid and significant technological changes in the telecommunications industry; (8) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (9) our ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (10) increased competition; (11) our ability to expand our renewable energy business; (12) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (13) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (14) the occurrence of weather events and natural catastrophes; (15) our continued access to capital and credit markets; (16) the risk of currency fluctuation for those markets in which we operate; (17) satisfaction of the conditions to closing the sale of a portion of our wholesale wireless network; and (18) our ability to realize the value that we believe exists in our businesses.  These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018 and the other reports we file from time to time with the SEC.  The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$204,181	$207,956
Restricted cash	1,071	833
Short-term investments	2,228	7,076
Accounts receivable, net of allowances of $15.5 million and $15.0 million, respectively	47,679	43,529
Materials and supplies	14,746	15,398
Prepayments and other current assets	33,450	68,136
Total current assets	303,355	342,928
Fixed Assets:
Property, plant and equipment	1,220,081	1,169,806
Less accumulated depreciation	(546,593)	(526,660)
Net fixed assets	673,488	643,146
Telecommunication licenses, net	95,952	95,952
Goodwill	63,970	63,970
Customer relationships, net	11,049	11,734
Restricted cash	11,944	11,101
Other assets	37,060	36,774
Total assets	$1,196,818	$1,205,605
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$14,192	$10,919
Accounts payable and accrued liabilities	113,165	116,133
Dividends payable	2,717	2,724
Accrued taxes	12,067	6,751
Advance payments and deposits	26,750	25,178
Total current liabilities	168,891	161,705
Deferred income taxes	30,945	31,732
Other liabilities	42,264	37,072
Long-term debt, excluding current portion	140,703	144,873
Total liabilities	382,803	375,382
Commitments and contingencies (Note 13)
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,115,030 and 17,102,530 shares issued, respectively, and 15,984,021 and 16,025,745 shares outstanding respectively	170	170
Treasury stock, at cost; 1,131,009 and 1,076,785shares, respectively	(38,649)	(36,110)
Additional paid-in capital	170,069	167,973
Retained earnings	546,368	552,948
Accumulated other comprehensive income	2,649	3,746
Total ATN International, Inc. stockholders’ equity	680,607	688,727
Non-controlling interests	133,408	141,496
Total equity	814,015	830,223
Total liabilities and equity	$1,196,818	$1,205,605

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2018	2017
REVENUE:
Wireless	$50,548	$58,925
Wireline	48,096	64,159
Renewable energy	5,831	5,031
Total revenue	104,475	128,115
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	25,914	33,003
Engineering and operations	18,152	19,683
Sales, marketing and customer service	8,562	9,035
General and administrative	25,540	24,356
Transaction-related charges	27	677
Depreciation and amortization	21,305	22,494
Loss on disposition of long-lived assets	284	1,111
Loss on damaged assets and other hurricane related charges, net of insurance recovery	482	—
Total operating expenses	100,266	110,359
Income from operations	4,209	17,756
OTHER INCOME (EXPENSE)
Interest income	366	286
Interest expense	(2,204)	(2,316)
Loss on deconsolidation of subsidiary	—	(529)
Other income (expense)	(753)	(485)
Other expense, net	(2,591)	(3,044)
INCOME BEFORE INCOME TAXES	1,618	14,712
Income tax provisions	3,921	3,128
NET INCOME (LOSS)	(2,303)	11,584
Net income attributable to non-controlling interests, net of tax expense of $0.3 million and $0.3 million, respectively.	(3,252)	(4,725)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(5,555)	$6,859
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(0.35)	$0.42
Diluted	$(0.35)	$0.42
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,019	16,157
Diluted	16,019	16,246
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.17	$0.34

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(2,303)	$11,584
Other comprehensive income:
Foreign currency translation adjustment	(1,032)	1,930
Reclassifications of gains on sale of marketable securities to net income	—	(289)
Unrealized gain on securities	139	(41)
Projected pension benefit obligation, net of tax of $0 and $0.4 million	—	513
Other comprehensive income (loss), net of tax	(893)	2,113
Comprehensive income (loss)	(3,196)	13,697
Less: Comprehensive income attributable to non-controlling interests	(3,252)	(4,725)
Comprehensive income (loss) attributable to ATN International, Inc.	$(6,448)	$8,972

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(2,303)	$11,584
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	21,305	22,494
Provision for doubtful accounts	796	854
Amortization and write off of debt discount and debt issuance costs	197	112
Stock-based compensation	1,576	1,666
Deferred income taxes	(1,089)	—
Loss on disposition of long-lived assets	284	1,111
Loss on deconsolidation of subsidiary	—	529
Other non-cash activity	449	375
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(5,061)	(5,860)
Materials and supplies, prepayments, and other current assets	3,991	(1,789)
Prepaid income taxes	—	995
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(2,306)	(14,465)
Accrued taxes	3,292	4,341
Other assets	(581)	2,033
Other liabilities	1,994	8,109
Net cash provided by operating activities	22,544	32,089
Cash flows from investing activities:
Capital expenditures	(21,041)	(45,702)
Hurricane rebuild capital expenditures	(30,851)	—
Hurricane insurance proceeds	34,606	—
Government grants	5,400	—
Divestiture of businesses, net of transferred cash of $2.1 million	—	22,597
Proceeds from sale of investments	4,809	483
Net cash used in investing activities	(7,077)	(22,622)
Cash flows from financing activities:
Dividends paid on common stock	(2,724)	(5,487)
Distribution to non-controlling interests	(12,424)	(2,828)
Principal repayments of term loan	(938)	(4,442)
Purchase of common stock	(2,041)	(2,121)
Repurchases of non-controlling interests	(3)	(819)
Investments made by minority shareholders in consolidated affiliates	—	69
Net cash used in provided by financing activities	(18,130)	(15,628)
Effect of foreign currency exchange rates on cash and cash equivalents	(31)	207
Net change in cash, cash equivalents, and restricted cash	(2,694)	(5,954)
Total cash, cash equivalents, and restricted cash, beginning of period	219,890	288,358
Total cash, cash equivalents, and restricted cash, end of period	$217,196	$282,404
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$20,068	$14,174

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

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of March 31, 2018:

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

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for such periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results of interim periods may not be indicative of results for the full year.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.

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

The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 242.3% and 21.3%, respectively.  The effective tax rate for the three months ended March 31, 2018 was primarily impacted by the following items: (i) a $695 thousand provision for the intercompany sale of assets from the U.S. to the U.S. Virgin Islands,  (ii) a $286 thousand increase (net) in unrecognized tax benefits recognized discretely, and (iii) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in jurisdictions where it cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S. Virgin Islands and India.   The effective tax rate for the three months ended March 31, 2017 was impacted by the following items:  (i) an approximate 7.2% benefit for the net capital loss due to the stock sales of our businesses in New England, New York and St. Maarten, and (ii) the mix of income generated among the jurisdictions in which the Company operates.  The Company’s effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. The Company’s consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which it operates.  The effective tax rate in 2018 could be affected by adjustments to the provisional amounts recorded under the guidance of SAB 118 for the one-time transition tax and the revaluation of deferred tax assets and liabilities due to the U.S. statutory rate change in 2017 however no change has been recorded as of March 31, 2018.  While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from its accrued positions as a result of uncertain and complex application of tax law and regulations.  Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, the Company could record additional provisions or benefits for U.S. federal, state, and foreign tax matters in future periods as new information becomes available.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on January 1, 2018.  Refer to Note 3.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted this standard on January 1, 2018.  The Company holds $20.1 million of equity investments that do not have readily determinable fair values.  As a result these investments are measured at cost less impairments, adjusted for observable price changes of similar investments of the same issuer.  The Company performs a qualitative impairment assessment of these investments quarterly by reviewing available information.  The Company has not adjusted the cost of these investments since acquisition.  As of March 31, 2018, the Company held $0.5 million of equity investments with readily determinable fair values.  On January 1, 2018, the date ASU 2016-01 was adopted, the company reclassified $0.2 million of unrealized gains on this investment to retained earnings.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides further clarification on eight cash flow classification issues. The Company adopted this standard on January 1, 2018.  In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. The amendments in ASU 2016-18 are intended to reduce diversity in practice related to the classification and presentation of changes in restricted or restricted cash equivalents on the statement of cash flows. The amendments in ASU 2016-18 require that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on January 1, 2018.

The Company’s statement of cash flows reports the cash effects during a period of an entity’s operations, its investing transaction, and its financing transactions.  The statement of cash flows explains the change during the period in the total cash which includes cash equivalents as well as restricted cash.  The Company applies the predominance principle to classify separately identifiable cash flows based on the nature of the underlying cash flows.   Debt prepayment or extinguishment costs are classified as cash outflows from financing activities.  Contingent consideration payments made three months or less after a business combination are classified as investing activities and those made after that time are classified as financing activities.  Proceeds from the settlement of insurance claims are classified on the basis of the nature of the loss.  Prior to January 1, 2018, the Company classified all payments made in a business combination as investing activities and did not include restricted cash in total cash.  This change impacted the Company’s cash flows for the three months ended March 31, 2017 as indicated below (amounts in thousands):

Statement of Cash flows - Three months ended March 31, 2017

	Reported	Change	Under previous guidance
Net cash provided by operating activities	$32,089	$—	$32,089
Net cash used in investing activities	(22,622)	1,770	(20,852)
Net cash used in financing activities	(15,628)	—	(15,628)
Effect of foreign currency exchange rates on total cash	207	—	207
Net change in total cash	$(5,954)	$1,770	$(4,184)
Total cash, beginning of period	288,358	(18,637)	269,721
Total cash, end of period	$282,404	$(16,867)	$265,537

In October 2016 the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory”. The new standard eliminates all intra-entity sales of assets other than inventory, the exception under current standards that permits the tax effects of intra-entity asset transfers to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new standard was effective for the Company on January 1, 2018. There was not a material impact to the Consolidated Financial Statements upon adoption.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). The new guidance requires the service cost component to be presented separately from the other components of net benefit costs. Service cost will be presented with other employee compensation cost within operations. The other components of net benefit cost, such as interest cost, amortization of prior service cost and gains or losses are required to be presented outside of operations. The Company adopted this standard on January 1, 2018.

The company sponsors pension and other postretirement benefit plans for employees of certain subsidiaries. Net periodic pension expense consists of service cost, interest cost, expected return on plan assets, and amortization of actuarial gains and losses.  Service cost is recognized in operating income and all other components of pension expense are recognized in other income in the Company’s Income Statement. The Company recognizes a pension or other postretirement plan’s funded status as either an asset or liability in its consolidated balance sheet. Actuarial gains and losses are reported as a component of other comprehensive income and amortized through other income in subsequent periods.  Prior to January 1, 2018, all components of pension expense were recognized in operating income.  This change impacted the Company’s Income Statement for the three months ended March 31, 2017 by increasing operating expenses $37 thousand and decreasing other income by the same amount.  There was no impact on income before income taxes.  The Company elected the practical expedient allowing the use of the amounts disclosed for the various components of net benefit cost in the pension and other postretirement benefit plans footnote as the basis for the retrospective application.

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

3.  Revenue Recognition

The Company’s significant accounting policies are detailed in “Note 2 – Summary of Significant Accounting Policies” within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.  The Company’s accounting policies are updated as a result of adopting Revenue Recognition - ASC 606 – Revenue from Contracts with Customers (‘ASC 606’) on January 1, 2018.  The adoption of ASC 606 impacted the accounting for contract acquisition costs, multiyear retail wireless contracts with promotional discounts, and deferral of certain activation fees as further described below.

Revenue Recognition – The Company earns revenue from its telecommunication and renewable energy operations.  The Company recognizes revenue through the following steps:

-	Identification of the contract with a customer
-	Identification of the performance obligations in the contract

-	Determination of the transaction price
-	Allocation of the transaction price to the performance obligations in the contract
-	Recognize revenue when, or as, we satisfy performance obligations

Revenue Recognition- Telecommunications

Wireless revenue consists of wholesale and retail revenue.  Wholesale revenue is generated from providing mobile voice and data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using the Company’s wireless networks.  The transaction price of some wholesale revenue contracts includes variable consideration in the form of volume discounts.  Management uses its judgment based on projected transaction volumes to estimate the transaction price and to allocate the transaction price to the performance obligations in the contract.  Revenue is recognized over time as the service is rendered to the customer.  Retail revenue is generated from providing mobile voice and data services to subscribers as well as roaming services provided to other carriers’ customers roaming into our retail markets. This revenue is recognized over time as the service is rendered.  Lastly, wireless revenue includes revenues from equipment sold to customers which is recognized when the equipment is delivered to the customer.

Management considers transactions where customers purchase subsidized or discounted equipment and mobile voice or data services to be a single contract.  For these contracts, the transaction price is allocated to the equipment and mobile service based on their standalone selling prices.  The standalone selling price is based on the amount the Company charges for the equipment and service to similar customers.  Equipment revenue is recognized when the equipment is delivered to customers and service revenue is recognized as service is rendered.

Wireline revenue is generated from access and usage fees for internet, voice and video services charged to subscribers as well as wholesale long-distance voice services provided to telecommunication carriers at contracted rates.  Revenue from these contracts is recognized over time as the service is rendered to the customer.

The Company’s wireless and wireline contracts occasionally include promotional discounts such as free service periods or discounted products.  If a contract contains a substantive termination penalty, the transaction price is allocated to the performance obligations based on standalone selling price resulting in accelerated revenue recognition and the establishment of a contract asset that will be recognized over the life of the contract.  If a contract includes a promotional discount but no substantive termination penalty the discount is recorded in the promotional period and no contract asset it established. The Company’s customers have the option to purchase additional telecommunication services.  Generally, these options are not performance obligations and are excluded from the transaction price because they do not provide the customers with a material right.

The Company may charge upfront fees for activation and installation of some of its products and services.  These fees are reviewed to determine if they represent a separate performance obligation.  If they are not a separate performance obligation, the contract price associated with them is allocated to the contract’s performance obligations based on relative standalone selling price and is recognized when and as those performance obligations are satisfied.  If the fees represent a performance obligation they are recognized when delivered to the customer based on standalone selling price.

Sales and use and state excise taxes collected from customers that are remitted to the governmental authorities are reported on a net basis and excluded from the revenues and sales.

Revenue Recognition-Renewable Energy

Revenue from the Company’s Renewable Energy segment is generated from the sale of electricity through power purchase agreements (“PPA’s”) with various customers that generally range from 10 to 25 years.  The Company recognizes revenue at contractual PPA rates over time as electricity is generated simultaneously consumed by the customer.  The Company’s Renewable Energy segment also generates revenue from the sale of Solar Renewable Energy Credits (“SRECs”).  Revenue is recognized over time as SRECs are sold through long-term purchase agreements at the contractual rate specified in the agreement.

Disaggregation

The Company's revenue is presented on a disaggregated basis in Note 12 based on an evaluation of disclosures outside the financial statements, information regularly reviewed by the chief operating decision maker for evaluating the financial performance of operating segments and other information that is used for performance evaluation and resource allocations. This includes revenue from wireline, wireless and renewable energy, as well as domestic versus international wireline and wireless services. This disaggregation of revenue depicts how the nature, amount, timing and uncertain of revenue and cash flows are affected by economic factors.

Contract Assets and Liabilities

The Company recognizes contract assets and liabilities on its balance sheet.  Contract assets represent unbilled amounts typically resulting from retail wireless contracts with both a multiyear service period and a promotional discount.  In these contracts the revenue recognized exceeds the amount billed to the customer.  The current portion of the contract asset is recorded in prepayments and other current asset and the noncurrent portion is included in other assets on our balance sheets.  Contract liabilities consist of advance payments and billings in excess of revenue recognized.  Retail revenue for postpaid customers is generally billed one month in advance and recognized over the period that the corresponding service is rendered to customers.  To the extent the service is not provided by the reporting date the amount is recognized as a contract liability.  Prepaid service, including mobile voice and data services, sold to customers is recorded as deferred revenue prior to the commencement of services. Contract liabilities are recorded in advanced payments and deposits on our balance sheets.  Contracts asset and liabilities consisted of the following (amounts in thousands):

	March 31, 2018	January 1, 2018	$ Change	% Change
Contract asset – current	$1,309	$1,176	$133	11%
Contract asset – noncurrent	498	453	45	10%
Contract liabilities	(9,827)	(9,912)	85	-1%
Net contract liability	$(8,020)	$(8,283)	$263	-3%

The contract asset-current is included in prepayments and other current assets, the contract asset – noncurrent is included in other assets, and the contract liabilities are included in advance payments and deposits on the Company’s balance sheet.  The increase in our net contract liability was due to the timing of customer prepayments and contract billings.  In the first quarter of 2018, we recognized revenue of $9.6 million related to our January 1, 2018 contract liability and amortized $0.3 million of the January 1, 2018 contract asset into revenue.  There was no revenue recognized in the period related to performance obligations that were satisfied or partially satisfied in previous periods.

Contract Acquisition Costs

The Company pays sales commissions to its employees and agents for obtaining customer contracts.  These costs are incremental because they would not have been incurred if the contract was not obtained.  The Company recognizes an asset for these costs and subsequently amortizes the asset on a systematic basis consistent with the pattern of the transfer of the services to the customer.  The amortization period, which is between 2 and 6 years, considers both the original contract period as well as anticipated contract renewals as appropriate.  The amortization period includes renewal commissions when those commissions are not commensurate with new commissions.  The Company estimates anticipated contract renewals based on its actual renewals in recent periods. When the expected amortization period is one year or less the Company utilizes the practical expedient and expenses the costs as incurred.  Our March 31, 2018 balance sheet includes current contract acquisition costs of $1.1 million in prepayments and other current assets and long term contract acquisition costs of $0.8 million in other assets.  The Company amortized $0.3 million of contract acquisition cost during the three months ended March 31, 2018.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear retail wireless contracts that include a promotional discount.  The transaction price allocated to unsatisfied performance obligations was $10.3 million at March 31, 2018.  The Company expects to satisfy the remaining performance obligations and recognize the transaction price within 24 months.  The Company has certain retail, wholesale, and renewable energy contracts where transaction price is allocated to remaining performance obligations however the company omits these contracts from the disclosure by applying the right to invoice, one year or less, and wholly unsatisfied performance obligation practical expedients.

Impacts of adoption in the current period

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method.  The Company elected the practical expedient to apply the new guidance only to contracts that were not substantially complete at the adoption date.   The cumulative effect of adopting ASC 606 resulted in a contract asset of $1.6 million of which $1.2 million was recorded in prepayments and other current assets and $0.4 million was recorded in other assets, contract liability of $0.2 million recorded in advance payments and deposits, contract acquisition costs of $1.5 million of which $0.9 million was recorded in prepayments and other current assets and $0.6 million was recorded in other assets, and a deferred tax liability of $0.3 with the offset of $1.5 million recorded to retained earnings and $1.1 million recorded to minority interest.  The tables below identify changes to the Company’s financial statements as of March 31, 2018 and for the three months then ended as a result of the adoption of ASC 606 as compared to previous revenue guidance (amounts in thousands):

Balance Sheet - March 31, 2018

	Reported	Change	Under previous guidance
Prepayments and other current assets	$33,450	$(2,426)	$31,024

Total current assets	$303,355	$(2,426)	$300,929

Other assets	$37,060	$(1,298)	$35,762

Total Assets	$1,196,818	$(3,724)	$1,193,094

Advance payments and deposits	$26,750	$(277)	$26,473
Accrued taxes	12,067	(93)	11,974

Total current liabilities	$168,891	$(370)	$168,521

Deferred income taxes	$30,945	$(301)	$30,644

Total Liabilities	$382,803	$(671)	$382,132

Retained Earnings	$546,368	$(1,725)	$544,643
Minority Interest	$133,408	$(1,328)	$132,080

Total Equity	$814,015	$(3,053)	$810,962

Total Liabilities and Equity	$1,196,818	$(3,724)	$1,193,094

Statement of Operations - Three months ended March 31, 2018

	Reported	Change	Under previous guidance
Wireless Revenue	$50,548	$(133)	$50,415

Total Revenue	$104,475	$(133)	$104,342

Sales, marketing and customer service	$8,562	$378	$8,940

Total Expenses	$100,266	$378	$100,644

Income from operations	$4,209	$(511)	$3,698
Income before taxes	1,618	(511)	1,107
Income tax provision	3,921	(93)	3,828

Net loss	$(2,303)	$(418)	$(2,721)
Net income attributable to non-controlling interests	(3,252)	181	(3,071)
Net loss attributable to ATN International, Inc. stockholders	$(5,555)	$(237)	$(5,792)

Statement of Comprehensive Loss- Three months ended March 31, 2018

	Reported	Change	Under previous guidance
Net Loss	$(2,303)	$(418)	$(2,721)
Other comprehensive loss, net of tax	(893)	—	(893)
Comprehensive loss	(3,196)	(418)	(3,614)
Less: Comprehensive income attributable to non-controlling interests	(3,252)	181	(3,071)
Comprehensive loss attributable to ATN International, Inc.	$(6,448)	$(237)	$(6,685)

Statement of Cash Flows - Three months ended March 31, 2018

	Reported	Change (1)	Under previous guidance
Net income (loss)	$(2,303)	$(418)	$(2,721)

Materials and supplies, prepayments and other current assets	$3,991	$350	$4,341
Accrued taxes	3,292	(93)	3,199
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(2,306)	(46)	(2,352)
Other assets	$(581)	$207	$(374)

(1)	The adoption of ASC 606 had no impact on operating cash flows, investing cash flows, financing cash flows and net change in total cash.

4. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates relate to the allowance for doubtful accounts, useful lives of the Company’s fixed and finite-lived intangible assets, allocation of purchase price to assets acquired and liabilities assumed in business combinations, fair value of indefinite-lived intangible assets, goodwill, assessing the impairment of assets, revenue, and income taxes. Actual results could differ significantly from those estimates.

5. IMPACT OF HURRICANES IRMA AND MARIA

During September 2017, the Company’s operations and customers in the U.S. Virgin Islands were severely impacted by Hurricanes Irma and subsequently Maria (collectively, the “Hurricanes”).  Both its wireless and wireline networks and commercial operations were severely damaged by these storms.  As a result of the significant damage to its wireline network and the ongoing lack of consistent commercial power in the territory, the Company was unable to provide most of its wireline services.

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

6. ACQUISITIONS AND DISPOSITIONS

International Telecom

Disposition

On August 18, 2017, the Company completed the sale of the Viya cable operations located in the British Virgin Islands.  The company did not recognize a gain or loss on the transaction.

On January 3, 2017, the Company completed the sale of the Viya cable operations located in St. Maarten for $4.8 million and recognized a gain of $0.1 million on the transaction.

The results of the British Virgin Islands and St. Maarten operations are not material to the Company’s historical results of operations. Since the dispositions do not relate to a strategic shift in its operations, the historical results and financial position of the operations are presented within continuing operations.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are summarized as follows (in thousands):

		March 31, 2018
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$380	$380
Money market funds	2,388	—	2,388
Short term investments	471	1,757	2,228
Commercial paper	—	50,549	50,549
Interest rate swap	—	186	186
Total assets and liabilities measured at fair value	$2,859	$52,872	$55,731

	December 31, 2017
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$391	$391
Money market funds	2,894	—	2,894
Short term investments	555	6,521	7,076
Commercial paper	—	49,954	49,954
Interest rate swap	—	52	52
Total assets and liabilities measured at fair value	$3,449	$56,918	$60,367

Certificate of Deposit

As of March 31, 2018 and December 31, 2017, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of March 31, 2018 and December 31, 2017, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Short Term Investments and Commercial Paper

As of March 31, 2018 and December 31, 2017, this asset class consisted of short term foreign and U.S. corporate bonds, equity securities, and commercial paper. Corporate bonds and commercial paper are classified within Level 2 of the fair value hierarchy because the fair value is based on observable market data.  Equity securities are classified within Level 1 because fair value is based on quoted market prices in active markets for identical assets.  The Company held equity securities with a fair value of $0.5 million at March 31, 2018 and net income for the three months then ended included $0.1 million of losses on these securities.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using level 2 inputs.

At March 31, 2018, the Company holds $20.1 million of equity securities consisting of non-controlling investments in privately held companies. These investments, which the Company does not have the ability to exercise significant influence, are without readily determinable fair values. The investments are measured at cost, less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. The carrying value of the strategic investments was $20.1 million at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 no impairments or price adjustments were recorded on the investments.  Strategic investments are included with other assets on the consolidated balance sheets.

The fair value of long-term debt is estimated using Level 2 inputs.  At March 31, 2018, the fair value of long-term debt, including the current portion, was $158.1 million and its book value was $154.9 million.  At December 31, 2017, the fair value of long-term debt, including the current portion, was $159.2 million and its book value was $155.8 million.

8. LONG-TERM DEBT

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

   The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2018, the Company was in compliance with all of the financial covenants of the Credit Facility.

As of March 31, 2018, the Company had no borrowings under the Credit Facility.

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

The Series A Notes and the Series B Notes contain customary representations, warranties and certain affirmative and negative covenants, which limit additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Series A Notes and Series B Notes are subject to financial covenants that imposes 1) a maximum debt service coverage ratio and 2) a maximum ratio of the present value of Ahana’s future cash flow to the aggregate principal amounts of all outstanding obligations.  These financial covenants are tested semi-annually for Ahana Operations on a consolidated basis and on an individual basis for certain subsidiaries.  Both the Series A Notes and Series B Notes may be redeemed at any time, in whole or part, subject to a make-whole premium.  As of March 31, 2018, the Company was in compliance with all of the financial covenants of the Series A Notes and the Series B Notes.

The Company capitalized $2.8 million of fees associated with the Series A and Series B Notes which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the notes.

As of March 31, 2018, $2.3 million of the Original Ahana Debt, $61.5 million of the Series A Notes and Series B Notes remained outstanding, and $2.6 million of the capitalized fees remain unamortized.

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

On May 22, 2017, the Company amended and restated the One Communications Debt to increase the original facility to $37.5 million.  The amended and restated debt is scheduled to mature on May 22, 2022 and bears an interest at the three month LIBOR rate plus an applicable margin rate ranging between 2.5% to 2.75% paid quarterly.  The amended and restated One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (net cash generated from operating activities plus interest expense less net capital expenditures to debt repayments plus interest expense).  The Company was in compliance with its covenants as of March 31, 2018

As a condition of the amended and restated agreement, within 90 days of the refinance date the Company is required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the maturity of the One Communications Debt.  As of July 2017, we entered into an amortizing interest rate swap.  This swap has been designated as a cash flow hedge, has an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.

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

As of March 31, 2018, $34.7 million of the One Communications Debt was outstanding, there were no borrowings under the overdraft facility, and $0.3 million of the capitalized fees remain unamortized.

Viya Debt (formerly Innovative Debt)

On July 1, 2016, the Company and certain of our subsidiaries entered into a $60.0 million loan agreement with Rural Telephone Finance Cooperative (the “Viya Debt”). The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness less up to $50.0 million of cash to annual operating cash flow (the “Net Leverage Ratio”).  This covenant is tested on an annual basis.  Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of the Company’s Viya subsidiaries and is guaranteed by us.   In addition, the Company began funding the restoration of Viya’s network through an intercompany loan arrangement which exceeded certain limitations on Viya incurring additional debt.  RTFC consented to these intercompany advances and a copy of their consent is including in the exhibits hereto.

The Company paid a fee of $0.9 million to lock the interest rate at 4% per annum over the term of the debt.  The fee was recorded as a reduction to the debt carrying amount and will be amortized over the life of the loan.

As of March 31, 2018, $60.0 million of the Viya Debt remained outstanding and $0.7 million of the rate lock fee was unamortized.

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

The Mobility Funds projects and their results are included within our U.S. Telecom segment. As of December 31 2017, the Company had received approximately $21.1 million in Mobility Funds. Of these funds, $7.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense.  The remaining $13.9 million received offsets operating expenses, of which $11.9 million has been recorded to date and $2.0 million is recorded within current liabilities in the Company’s consolidated balance sheet as of March 31, 2018. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses through the expiration of the arrangement in July 2018.

Tribal Bidding Credit

As part of the broadcast television spectrum incentive auction, the FCC implemented a tribal lands bidding credit to encourage growth of wireless services on the lands of federally recognized tribes.  The Company received $7.4 million under this program in the first quarter of 2018.  A portion of these funds will be used to offset network capital costs and a portion will be used to offset the costs of supporting the networks.  The Company’s current estimate is to use $5.4 million to offset capital costs which will subsequently reduce future depreciation expense and $2.0 million to offset the cost of supporting the network which will reduce future operating expense.  The credits are subject to certain requirements, including deploying service by January 2021 and meeting minimum coverage metrics.  If the requirements are not met the funds are subject to claw back provisions.  The Company currently expects to comply with all requirements.

E-Rate

The Universal Service Administrative Company established the universal service Schools and Libraries Program (“E-Rate”) to provide discounted telecommunication access to eligible schools and libraries.  The program awards providers grants to build network connectivity to eligible participants.  The grants are distributed upon completion of a project.  At March 31, 2018, the Company was awarded approximately $15.4 million of E-Rate grants with construction completion obligations between June 2019 and June 2020.  Once the networks are constructed the Company is obligated to provide service to the program participants.  The Company is in various stages of constructing the networks and has not received any of the funds.  The Company expects to meet all requirements associated with the grants.

10. EQUITY

Stockholders’ equity was as follows (in thousands):

	Three months ended March 31,
	2018			2017
	ATN	Non-Controlling		ATN	Non-Controlling	Total
	International, Inc.	Interests	Total Equity	International, Inc.	Interests	Equity
Equity, beginning of period	$688,727	$141,496	$830,223	$677,055	$132,114	$809,169
Stock-based compensation	1,576	—	1,576	1,666	—	1,666
Comprehensive income:					0
Net income (loss)	(5,555)	3,252	(2,303)	6,859	4,725	11,584
Projected pension benefit obligation	—	—	—	513	—	513
Unrealized (gain) loss on securities	139	—	139	(41)	—	(41)
Reclassifications of gains on sale of marketable securities to net income	—	—	—	(289)	—	(289)
Foreign Currency translation adjustment	(1,032)	—	(1,032)	1,930	—	1,930
Total comprehensive income (loss)	(6,448)	3,252	(3,196)	8,972	4,725	13,697
Issuance of common stock upon exercise of stock options	498	—	498	95	—	95
Dividends declared on common stock	(2,696)	(12,485)	(15,181)	(5,460)	—	(5,460)
Distributions to non-controlling interests	—	—	—	—	(2,888)	(2,888)
Investments made by non-controlling interests	—	—	—	—	69	69
Loss on deconsolidation of subsidiary	—	—	—	—	529	529
Change in accounting method- adoption of ASU 2016-09	—	—	—	110	—	110
Change in accounting method- adoption of ASU 2014-09	1,488	1,147	2,635	—	—	—
Repurchase of non-controlling interests	—	(2)	(2)	(670)	(149)	(819)
Purchase of treasury stock	(2,538)	—	(2,538)	(2,215)	—	(2,215)
Equity, end of period	$680,607	$133,408	$814,015	$679,553	$136,134	$813,953

11. NET INCOME (LOSS) PER SHARE

For the three months ended March 31, 2018 and 2017, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Three months ended March 31,
	2018	2017
Basic weighted-average shares of common stock outstanding	16,019	16,157
Stock options	—	89
Diluted weighted-average shares of common stock outstanding	16,019	16,246

12. SEGMENT REPORTING

The Company has the following three reportable and operating segments: i) U.S. Telecom, ii) International Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended March 31, 2018

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$27,401	$23,147	$—	$—	$50,548
Wireline	1,098	46,998	—	—	48,096
Renewable Energy	—	—	5,831	—	5,831
Total Revenue	28,499	70,145	5,831	—	104,475
Depreciation and amortization	6,513	11,671	1,774	1,347	21,305
Non-cash stock-based compensation	—	29	29	1,518	1,576
Operating income (loss)	5,224	5,640	1,936	(8,591)	4,209

For the Three Months Ended March 31, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$37,702	$21,223	$—	$—	$58,925
Wireline	6,091	58,068	—	—	64,159
Renewable Energy	—	—	5,031	—	5,031
Total Revenue	43,793	79,291	5,031	—	128,115
Depreciation and amortization	6,551	13,117	1,454	1,372	22,494
Non-cash stock-based compensation	—	129	29	1,508	1,666
Operating income (loss)	16,617	9,926	1,443	(10,230)	17,756

(1)	Corporate and Other items refer to corporate overhead costs and consolidating adjustments

Selected balance sheet data for each of our segments as of March 31, 2018 and December 31, 2017 consists of the following (in thousands):

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
March 31, 2018
Cash, Cash equivalents, and Investments	$14,605	$65,438	$13,047	$113,319	$206,409
Total current assets	40,105	115,348	18,600	129,302	303,355
Fixed assets, net	96,961	402,093	156,266	18,168	673,488
Goodwill	35,269	25,421	3,280	—	63,970
Total assets	196,814	588,713	191,078	220,213	1,196,818
Total current liabilities	40,848	95,655	17,311	15,077	168,891
Total debt	—	93,676	61,219	—	154,895
December 31, 2017
Cash, Cash equivalents, and Investments	$19,585	$110,700	$8,120	$76,627	$215,032
Total current assets	40,975	190,396	18,060	93,497	342,928
Fixed assets, net	99,462	367,485	158,447	17,752	643,146
Goodwill	35,269	25,421	3,280	—	63,970
Total assets	200,142	629,007	192,406	184,050	1,205,605
Total current liabilities	41,248	91,887	14,754	13,816	161,705
Total debt	—	94,577	61,215	—	155,792

	Capital Expenditures

	U.S.	International		Renewable	Corporate and
Three months ended March 31,	Telecom	Telecom		Energy	Other (1)	Consolidated
2018	$4,751	$43,996	(2)	$854	$2,291	$51,892
2017	6,044	16,666		21,788	1,204	45,702

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

(2)

Includes $30.9 million of expenditures used to rebuild the Company’s network in the U.S. Virgin Islands which was impacted by the Hurricanes.  These expenditures were financed, in part, by the $34.6 million of insurance proceeds the Company received during the first quarter of 2018.

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

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GT&T agreed to with the Government. GT&T has objected to the NFMU’s proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government’s prior agreement. In 2011, GT&T paid the NFMU $2.6 million representing payments in full for 2008, 2009 and 2010. However, by letter dated November 23, 2011, the NFMU stated that it did not concur with GT&T’s inference that the amount was payment in full for the specified years as it was their continued opinion that the final calculation for GSM spectrum fees was not agreed upon and was still an outstanding issue. By further letter dated November 24, 2011, the NFMU further rejected a proposal that was previously submitted jointly by GT&T and another communications provider that outlined a recommended methodology for the calculation of these fees. The NFMU stated that it would prepare its own recommendation for consideration by the Minister of Telecommunications, who would decide the matter. GT&T has paid undisputed spectrum fees according to the methodology used for its 2011 payments, and has reserved amounts payable according to this methodology. There have been limited further discussions on this subject and GT&T has not had the opportunity to review any recommendation made by the NFMU to the Minister.

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

GT&T is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. The Company maintains that any liability GT&T might be found to have with respect to the disputed tax assessments, totaling $44.1 million, would be offset in part by the amounts necessary to ensure that GT&T’s return on investment was no less than 15% per annum for the relevant periods.  The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of March 31, 2018 for these matters.

14. SUBSEQUENT EVENTS

 On May 4, 2018, the Company signed an Asset Purchase Agreement under which an existing carrier customer will purchase approximately 100 cell sites included in the Company’s U.S. Telecom segment.  The asset purchase was contemplated under the initial buildout arrangement which provided a purchase right in favor of the carrier customer.  The transaction is expected to close in mid-2018, following the satisfaction of customary regulatory approvals.  Upon close of the transaction, the Company will receive no additional cash proceeds and expects to record a gain of approximately $15 million.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 Annual Report on Form 10-K”), and in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Overview

We are a holding company that, through our operating subsidiaries, (i) provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean, (ii) develops, owns and operates commercial distributed generation solar power systems in the United States and India, and (iii) owns and operates terrestrial and submarine fiber optic transport systems in the United States and in the Caribbean. We were incorporated in Delaware in 1987, began trading publicly in 1991 and spun off more than half of our operations to stockholders in 1998.  Since that time, we have engaged in strategic acquisitions and investments to grow our operations. We actively evaluate additional domestic and international acquisition, divestiture, and investment opportunities and other strategic transactions in the telecommunications, energy-related and other industries that meet our return-on-investment and other acquisition criteria. For a discussion of our investment strategy and risks involved, see “Risk Factors—We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long-term growth prospects.” in our 2017 Annual Report on Form 10-K.

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

•

Wireline.  Our wireline services include local telephone and data services in Bermuda, the Cayman Islands, Guyana, the U.S. Virgin Islands, and the United States.  Our wireline services also include video services in Bermuda, the Cayman Islands, and the U.S. Virgin Islands.  In addition, we offer wholesale long‑distance voice services to telecommunications carriers. Through March 8, 2017, we also offered facilities‑based integrated voice and data communications services and wholesale transport services to enterprise and residential customers in New England, primarily Vermont, and in New York State.

•	Renewable Energy. In the United States and India, we provide distributed generation solar power to corporate, utility and municipal customers.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of March 31, 2018:

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

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their revenues, which is eliminated in consolidation. For information about our financial segments, see Note 12 to the Consolidated Financial Statements included in this Report.

Impact of Hurricanes Irma and Maria

During September 2017, our operations and customers in the U.S. Virgin Islands were severely impacted by Hurricanes Irma and Maria (collectively, the “Hurricanes”).  Both our wireless and wireline networks and commercial operations were severely damaged by these storms.  In the first quarter of 2018, we received $34.6 million of insurance proceeds relating to the damages caused by the Hurricanes.  As a result of the significant damage to our wireline network and the ongoing lack of consistent commercial power in the territory, we have been unable to provide most of our wireline services, which comprise the majority of revenue in this business, since the Hurricanes.  Accordingly, revenue generated by our U.S. Virgin Islands operations decreased by $12.2 million in the first quarter of 2018 as compared to 2017 as a result of the Hurricanes and an additional $1.1 million as a result of our August 2017 sale of our operations in the British Virgin Islands.  While our restoration of our wireline network is underway, we currently expect this negative impact to wireline revenue to continue into the second half of 2018, although that impact is expected to be less significant over time as services are restored to customers. As a result of the level of damage to our network and the U.S. Virgin Islands economy, it may take significant time to return to pre-hurricane revenue levels.

Dispositions

International Telecom

On August 18, 2017, we completed the sale of the Viya cable operations located in the British Virgin Islands.  We did not recognize a gain or loss on the transaction.

On January 3, 2017, we completed the sale of the Viya cable operations located in St. Maarten for $4.8 million and recognized a gain of $0.1 million on the transaction.

The results of the British Virgin Islands and St. Maarten operations are not material to our historical results of operations. Since the dispositions do not relate to a strategic shift in our operations, the historical results and financial position of the operations are presented within continuing operations.

U.S. Wireline Business

On March 8, 2017, we completed the sale of our integrated voice and data communications and wholesale transport businesses in New England and New York for consideration of $25.9 million (the “Sovernet Transaction”).  The consideration included $20.9 million of cash, $3.0 million of receivables, and $2.0 million of contingent consideration.  The $3.0 million of receivables are held in escrow to satisfy working capital adjustments in favor of the acquirer, to fund certain capital expenditure projects related to the assets sold and to secure our indemnification obligations.  The contingent consideration represents the fair value of future payments related to certain operational milestones of the disposed assets.  The value of the contingent consideration was up to $4.0 million based on whether or not the operational milestones are achieved by December 31, 2017.  In September 2017, based on progress toward achieving the operational milestones, and the December 31, 2017 deadline under which to do so, management determined that earning the contingent consideration was unlikely.  As a result the fair value of the contingent consideration was reduced to zero.  The amount was recorded as a loss on disposition of assets within operating income during the three months ended March 31, 2017.

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

The Mobility Funds projects and their results are included within our U.S. Telecom segment. As of December 31 2017, we have received approximately $21.1 million in Mobility Funds. Of these funds, $7.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense.  The remaining $13.9 million received offsets operating expenses, of which $11.9 million has been recorded to date and $2.0 million is recorded within current liabilities in our consolidated balance sheet as of March 31, 2018. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses through the expiration of the arrangement in July 2018.

Tribal Bidding Credit

As part of the broadcast television spectrum incentive auction, the FCC implemented a tribal lands bidding credit to encourage growth of wireless services on the lands of federally recognized tribes.  We received $7.4 million under this program in the first quarter of 2018.  A portion of these funds will be used to offset network capital costs and a portion will be used to offset the costs of supporting the networks.  Our current estimate is to use $5.4 million to offset capital costs and, consequently, a reduction in future depreciation expense and $2.0 million to offset the cost of supporting the network which will reduce future operating expense.  The credits are subject to certain requirements, including deploying service by January 2021 and meeting minimum coverage metrics.  If the requirements are not met the funds are subject to claw back provisions.  We currently expect to comply with all requirements.

E-Rate

The Universal Service Administrative Company established the universal service Schools and Libraries Program (“E-Rate”) to provide discounted telecommunication access to eligible schools and libraries.  The program awards providers grants to build network connectivity to eligible participants.  The grants are distributed upon completion of a project.  At March 31, 2018, we were awarded approximately $15.4 million of E-Rate grants with construction completion obligations between June 2019 and June 2020.  Once the projects are constructed we are obligated to provide service to the program participants.  We are in various stages of constructing the networks and have not received any of the funds.  We expect to meet all requirements associated with the grants.

Selected Segment Financial Information

The following represents selected segment information for the quarters ended March 31, 2018 and 2017 (in thousands):

For the Three Months Ended March 31, 2018

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$27,401	$23,147	$—	$—	$50,548
Wireline	1,098	46,998	—	—	48,096
Renewable Energy	—	—	5,831	—	5,831
Total Revenue	28,499	70,145	5,831	—	104,475

Operating income (loss)	5,224	5,640	1,936	(8,591)	4,209

For the Three Months Ended March 31, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$37,702	$21,223	$—	$—	$58,925
Wireline	6,091	58,068	—	—	64,159
Renewable Energy	—	—	5,031	—	5,031
Total Revenue	43,793	79,291	5,031	—	128,115

Operating income (loss)	16,617	9,926	1,443	(10,230)	17,756

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

A quarter over quarter summary of our segment results is as follows:

•

U.S. Telecom.  Revenues within our U.S. Telecom segment decreased by $15.3 million, or 34.9%, to $28.5 million from $43.8 million for the three months ended March 31, 2018 and 2017, respectively.  Of this decrease, $10.0 million was attributable to our wholesale wireless operations which were subject to previously disclosed reduced wholesale roaming rates and revenue caps with certain carrier customers.  This decrease in our wholesale wireless revenues was partially offset by the increase in the number of our base stations and the increase data traffic volumes, however, given the structure of the Company’s roaming arrangements as revised in 2017, the Company does not expect continued increase in traffic volumes or base stations to materially offset the decline in wholesale roaming revenue as compared to the first quarter 2017 levels.  In addition, revenue from our retail wireless business decreased $0.3 million as a result of decreased subscribers and traffic volumes.  Our wireline operations reported a $5.0 million decrease in revenues as a result of the Sovernet Transaction which resulted in a decrease of $4.2 million and a decline in our wholesale long distance services of $0.8 million.

Operating expenses within our U.S. Telecom segment decreased $3.9 million, or 14.3%, to $23.3 million from $27.2 million for the three months ended March 31, 2018 and 2017, respectively.  This decrease in operating expenses was primarily related to the impact of the Sovernet Transaction.

As a result of the above, our U.S. Telecom segment’s operating income decreased $11.4 million, or 68.7%, to $5.2 million from $16.6 million for the three months ended March 31, 2018 and 2017, respectively.

•

International Telecom.  Revenues within our International Telecom segment decreased $9.2 million, or 11.6%, to $70.1 million from $79.3 million for the three months ended March 31, 2018 and 2017, respectively.  This decrease was the result of a $13.3 million decrease in revenue within our U.S. Virgin Islands operations as a result of the Hurricanes as well as the sale of our operations in the British Virgin Islands.  These decreases were partially offset by a $4.1 million increase in revenue in our other international telecom markets.

Operating expenses within our International Telecom segment decreased by $4.9 million, or 7.1%, to $64.5 million from $69.4 million for the three months ended March 31, 2018 and 2017, respectively.  This decrease was the result of a $7.6 million decrease in expenses within our U.S. Virgin Islands operations as we continue to restore service impacted by the Hurricanes as well as the sale of our operations in the British Virgin Islands. We expect operating expenses in our International Telecom segment to increase to first quarter 2017 levels as we are able to restore service to our U.S. Virgin Islands operations.

As a result, our International Telecom segment’s operating income decreased $4.3 million, or 43.4%, to $5.6 million from $9.9 million for the three months ended March 31, 2018 and 2017, respectively.

•

Renewable Energy.  Revenues within our Renewable Energy segment increased $0.8 million, or 16.0%, to $5.8 million from $5.0 million for the three months ended March 31, 2018 and 2017, respectively, primarily as a result of by the increase in revenue from our newly completed solar power plants in India partially offset by a decrease in revenue in our U.S. operations as a result of the expiration of certain incentive energy credits from the state of California and adverse weather conditions in the northeast United States.

Operating expenses within our Renewable Energy segment increased $0.3 million, or 8.3%, to $3.9 million from $3.6 million for the three months ended March 31, 2018 and 2017, respectively, as we continued construction of certain solar power plants in India.

As a result, our Renewable Energy segment’s operating income increased by $0.5 million, or 35.7%, to $1.9 million from $1.4 million for the three months ended March 31, 2018 and 2017, respectively.

The following represents a quarter over quarter discussion and analysis of our results of operations for the quarters ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended		Amount of	Percent
	March 31,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
REVENUE:
Wireless	$50,548	$58,925	$(8,377)	(14.2)%
Wireline	48,096	64,159	(16,063)	(25.0)
Renewable Energy	5,831	5,031	800	15.9
Total revenue	104,475	128,115	(23,640)	(18.5)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	25,914	33,003	(7,089)	(21.5)
Engineering and operations	18,152	19,683	(1,531)	(7.8)
Sales, marketing and customer services	8,562	9,035	(473)	(5.2)
General and administrative	25,540	24,356	1,184	4.9
Transaction-related charges	27	677	(650)	(96.0)
Depreciation and amortization	21,305	22,494	(1,189)	(5.3)
(Gain) loss on disposition of long-lived assets	284	1,111	(827)	(74.4)
Loss on damaged assets and other hurricane related charges	482	—	482	100.0
Total operating expenses	100,266	110,359	(10,093)	(9.1)
Income from operations	4,209	17,756	(13,547)	(76.3)
OTHER INCOME (EXPENSE):
Interest income	366	286	80	28.0
Interest expense	(2,204)	(2,316)	112	(4.8)
Loss on deconsolidation of subsidiary	—	(529)	529	(100.0)
Other income (expense)	(753)	(485)	(268)	55.3
Other expense, net	(2,591)	(3,044)	453	(14.9)
INCOME BEFORE INCOME TAXES	1,618	14,712	(13,094)	(89.0)
Income tax expense	3,921	3,128	793	25.4
NET INCOME (LOSS)	(2,303)	11,584	(13,887)	(119.9)
Net income attributable to non-controlling interests, net of tax:	(3,252)	(4,725)	1,473	(31.2)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(5,555)	$6,859	$(12,414)	(181.0)%

Wireless revenue.  Our wireless revenue consists of wholesale revenue generated within our U.S. Telecom segment and retail revenue generated within both our U.S. Telecom and International Telecom segments.  Within our International Telecom segment, wireless revenue is generated in Bermuda and the Caribbean (including the U.S. Virgin Islands).

Wholesale revenue.  Our U.S. Telecom segment generates wholesale revenue from providing mobile voice and data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using our wireless networks.  Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates and the rates we are paid from our carrier customers for carrying that traffic and tower rental income.

The most significant competitive factor we face in our U.S. Telecom’s wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets. Occasionally, we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area. Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions. In exchange, the carrier agrees to lease us spectrum in that area and enter into a contract with specific pricing and terms. Historically, these arrangements typically have included a purchase right in favor of the carrier to purchase that portion of the network for a predetermined price, depending on when the right to purchase is exercised. We currently have one buildout arrangement of approximately 100 cell sites, for which the carrier exercised its purchase option in the first quarter of 2018. Upon the close of this transaction, which was agreed to on May 4, 2018, is subject to obtaining regulatory approval and is expected to close in mid-2018, we will receive no additional cash proceeds at closing from the sale and expect to record a gain on the sale of approximately $15 million.

Retail revenue.  Both our U.S. Telecom and International Telecom segments generate retail wireless revenues by providing mobile voice and data services to our subscribers. Retail wireless revenues also include roaming revenues generated by other carriers’ customers roaming into our retail markets and wireless equipment sales, primarily handsets and data modems, as well as real estate rental income.

Wireless revenue decreased by $8.4 million, or 14.2%, to $50.5 million for the three months ended March 31, 2018 from $58.9 million for the three months ended March 31, 2017.  The decreases in wireless revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireless revenue within our U.S. Telecom segment decreased by $10.3 million, or 27.3%, to $27.4 million from $37.7 million, for the three months ended March 31, 2018 and 2017, respectively.  Wholesale wireless revenue decreased by $10.0 million or 30.3%, to $23.0 million from $33.0 million for the three months ended March 31, 2018 and 2017, respectively, as a result of a reduction in wholesale roaming rates and the impact of contractual revenue caps with certain carrier customers.  This decrease was partially offset by growth in data traffic volumes as a result of capacity and technology upgrades to our network and the increase in the number of base stations to 1,122 from 1,019 as of March 31, 2018 and 2017, respectively. Our U.S. Telecom’s retail operations reported a decrease in wireless revenues of $0.3 million, or 6.4%, to $4.4 million from $4.7 million for the three months ended March 31, 2018 and 2017, respectively, as a result of a decrease in subscribers and traffic volumes.

•

International Telecom.  Within our International Telecom segment, wireless revenue increased by $1.9 million, or 9.0%, to $23.1 million for the three months ended March 31, 2018 from $21.2 million for the three months ended March 31, 2017.   This increase was primarily related to a $0.3 million increase in roaming revenues within our U.S. Virgin Islands operations as a result of our carrying the wireless traffic of other carriers’ networks that were also negatively impacted by the Hurricanes and an increase of $1.6 million in our other International Telecom markets due to an increase in subscribers.

We expect wholesale wireless revenues within our U.S. Telecom segment to continue to decline and margins to contract as a result of previously disclosed contracts that significantly reduce rates and impose revenue caps.  While we expect that wholesale data volumes will continue to increase due to increased demand combined with our increased capacity, we do not expect to significantly expand our footprint and we expect that our reduced rates and revenue caps will mostly prevent us from realizing any revenue increase resulting from increased data volumes or additional base stations. As such, we expect that capital expenditures in this segment will be significantly less going forward. We also expect wholesale wireless revenue to decrease as well as a result of the expected sale of 100 cell sites to an existing carrier customer.  The transaction was agreed to on May 4, 2018.  Closing of this transaction is subject to obtaining regulatory approval, and is expected to close in mid-2018.  We will receive no additional cash proceeds at closing from the sale and expect to record a gain on the sale of approximately $15 million.  While we are facing lower revenue as a result of the renegotiated roaming arrangements, we believe that maintaining roaming arrangements favorable to our carrier customers allows us to preserve wholesale revenue for a longer period of time while creating potential for a long‑lived shared infrastructure solution for carriers in areas they may consider to be non-strategic.

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

Wireline revenue.  Wireline revenue is generated by our U.S. Telecom and International Telecom segments.  Within our U.S. Telecom segment, wireline revenue consists of our wholesale long-distance voice services to

telecommunications carriers as well as internet and voice service revenues to retail customers.   Within our International Telecom segment, wireline revenue is generated in Bermuda and the Caribbean (including the U.S. Virgin Islands) and includes internet, voice, and video service revenues.

Wireline revenue decreased by $16.1 million, or 25.0%, to $48.1 million from $64.2 million for the three months ended March 31, 2018 and 2017, respectively.  The decreases in wireline revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireline revenue decreased within our U.S. Telecom segment by $5.0 million, or 82.0%, to $1.1 million from $6.1 million, for the three months ended March 31, 2018 and 2017, respectively, primarily due to the Sovernet Transaction which resulted in a $4.2 million reduction in wireline revenue.

•

International Telecom.  Within our International Telecom segment, wireline revenue decreased by $11.1 million, or 19.1%, to $47.0 million from $58.1 million, for the three months ended March 31, 2018 and 2017, respectively. This decrease was the result of a $12.5 million decrease in revenue within our U.S. Virgin Islands operations which were impacted by the Hurricanes and $1.1 million from the August 2017 sale of our operations in the British Virgin Islands.  These decreases were partially offset by a $2.5 million increase in revenue in our other International Telecom markets.

 Within our International Telecom segment, we anticipate that wireline revenue may continue to show decreases in the near-term, as compared to 2017, in our U.S. Virgin Island markets as a result of the impact of the Hurricanes and the time necessary to rebuild our wireline network to service our customers. In all of our international markets we may incur a decline in video revenues as a result of subscribers using alternative methods to receive video content.  We anticipate that wireline revenue from our international long‑distance business in Guyana will continue to decrease as consumers seek to use alternative technology services to place calls as well as a result of the loss of market share should we cease to be the exclusive provider of domestic fixed and international long‑distance service in Guyana, whether by reason of the Government of Guyana implementing recently-passed legislation or new regulations or the lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, over the longer term such declines may be offset by increased revenue from data services to consumers and enterprises in Guyana, an increase in regulated local calling rates in Guyana, an increase in wholesale transport services and large enterprise and agency sales in the United States. We currently cannot predict when or if the Government of Guyana will take any action to implement such legislation or any other action that would otherwise affect our exclusive rights in Guyana. See Note 13 to the Consolidated Financial Statements included in this Report.

 Renewable energy revenue.  In the United States, renewable energy revenue represents revenue from the sale of electricity through domestic long-term (10 to 25 year) power purchase agreements (“PPAs”), the sale of solar renewable energy credits and performance-based incentives (“SRECs”), which have a contract term of up to ten years.  Internationally, renewable energy revenue includes the generation of power through PPA’s from our solar plants in India and consulting fees.  Our PPAs, which are typically priced at or below local retail electricity rates, allow our customers to secure electricity at predictable and stable prices over the duration of their long-term contract. As such, our PPAs provide us with high-quality contracted cash flows which will continue over their average remaining life.

Renewable energy revenue increased $0.8 million, or 16.0%, to $5.8 million from $5.0 million for the three months ended March 31, 2018 and 2017, respectively, primarily as a result of by the increase in revenue from our newly completed solar power plants in India partially offset by a decrease in our U.S. operations as a result of the expiration of certain incentive energy credits from the state of California and adverse weather conditions in the northeast.

We expect that Renewable Energy revenue within the United States will remain fairly consistent in the near term but will continue to decline in the longer term as the solar renewable energy credits continue to expire.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity, video programming costs, other access fees we pay to terminate our calls, telecommunication spectrum fees and direct costs associated with our Renewable Energy segment.  Termination and access fees also include the cost of handsets and customer resale equipment incurred by our retail businesses.

Termination and access fees decreased by $7.1 million, or 21.5%, to $25.9 million from $33.0 million for the three months ended March 31, 2018 and 2017, respectively.   Decreases in termination and access fees, within our segments, consisted of the following:

•

U.S. Telecom. Termination and access fees within our U.S. Telecom segment decreased by $2.7 million, or 22.3%, to $9.4 million from $12.1 million, for the three months ended March 31, 2018 and 2017, respectively.  Of this decrease, $2.2 million was related to the effects of the Sovernet Transaction within our wireline operations.  Additionally, a decrease in traffic volume within both our wireline wholesale long distances voice services and our wireless business resulted in a decrease in termination and access fees of $0.3 million within each business.

•

International Telecom.  Within our International Telecom segment, termination and access fees decreased by $4.3 million, or 21.0%, to $16.2 million from $20.5 million, for the three months ended March 31, 2018 and 2017, respectively. Substantially all of this decrease was caused by a reduction in television programming and other variable costs which were not incurred as a result of the impact of the Hurricanes and the sale of our operations in the British Virgin Islands.

•	Renewable Energy. Termination and access fees within our Renewable Energy segment increased slightly to $0.4 million from $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

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

Engineering and operations expenses decreased by $1.5 million, or 7.8%, to $18.2 million from $19.7 million for the three months ended March 31, 2018 and 2017, respectively.  The net decrease in engineering and operations, within our segments, consisted of the following:

•

U.S. Telecom. Engineering and operations expenses decreased within our U.S. Telecom segment by $0.8 million, or 21.6%, to $2.9 million from $3.7 million, for the three months ended March 31, 2018 and 2017, respectively, primarily as a result of the Sovernet Transaction which resulted in a decrease of $0.6 million and operating efficiencies within our wireless businesses.

•

International Telecom.  Within our International Telecom segment, engineering and operations expenses decreased by $0.6 million, or 3.8%, to $15.1 million from $15.7 million, for the three months ended March 31, 2018 and 2017, respectively. This decrease was primarily related to a decrease in our U.S. Virgin Islands operations which were impacted by the Hurricanes partially offset by increases in our other International Telecom markets.

Upon the completion of the restoration of our network in the U.S. Virgin Islands, we expect that engineering and operations expenses will increase and then remain fairly consistent as a percentage of revenues.

 Sales and marketing expenses.    Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses decreased by $0.5 million, or 5.2%, to $8.6 million from $9.0 million for the three months ended March 31, 2018 and 20176, respectively.  The net increase in sales and marketing expenses, within our segments, consisted of the following:

•

U.S. Telecom. Sales and marketing expenses decreased within our U.S. Telecom segment by $0.5 million, or 41.7%, to $0.7 million from $1.2 million, for the three months ended March 31, 2018 and 2017, respectively, primarily as a result of a decrease in promotions and advertising within the retail operations of our wireless business of $0.4 million and a reduction of $0.1 million relating to the effects of the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, our sales and marketing expenses remained consistent at $7.8 million for the three months ended March 31, 2018 and 2017.  A decrease of $0.9 million in our U.S. Virgin Islands operations caused by the impact of the Hurricanes was offset by increases in our other International Telecom markets.

We expect sales and marketing expenses to remain fairly consistent as a percentage of revenues in the longer term but may increase in the next several quarters to help support the operations that were impacted by the Hurricanes.

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

General and administrative expenses increased by $1.2 million, or 4.9%, to $25.5 million from $24.4 million for the three months ended March 31, 2018 and 2017, respectively.  Net increases in general and administrative expenses, within our segments, consisted of the following:

•

U.S. Telecom. General and administrative expenses remained consistent at $3.5 million for the three months ended March 31, 2018 and 2017.  A decrease of $0.5 million relating to the effects of the Sovernet Transaction were offset by an increase in our wireless businesses to support their expanding operations.

•

International Telecom. General and administrative expenses increased within our International Telecom segment by $0.8 million, or 6.5%, to $13.2 million from $12.4 million, for the three months ended March 31, 2018 and 2017, respectively. The increase was incurred throughout most of our international markets to help support their expanding operations.

•

Renewable Energy. General and administrative expenses within our Renewable Energy segment remained consistent at $1.7 million for the three months ended March 31, 2018 and 2017 as a result of overhead and operating expenses incurred for the development of our India operations.

•

Corporate Overhead.  General and administrative expenses increased within our corporate overhead by $0.4 million, or 6.0%, to $7.1 million from $6.7 million, for the three months ended March 31, 2018 and 2017, respectively, primarily related to an increase in professional fees, in order to support our expanding operations.

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

We incurred a nominal amount and $0.7 million of transaction‑related charges during the three months ended March 31, 2018 and 2017, respectively. Substantially all of the 2017 expenses were related to the Sovernet Transaction.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets

Depreciation and amortization expenses decreased by $1.2 million, or 5.3%, to $21.3 million from $22.5 million for the three months ended March 31, 2018 and 2017, respectively.  Increases in depreciation and amortization expenses, within our segments, consisted primarily of the following:

•

U.S. Telecom. Depreciation and amortization expenses decreased within our U.S. Telecom segment by $0.1 million, or 1.5%, to $6.5 million from $6.6 million, for the three months ended March 31, 2018 and 2017, respectively, as a result of the effects of the Sovernet Transaction which reduced depreciation and amortization expenses by $0.6 million partially offset by certain wireless network expansions and upgrades.

•

International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $1.4 million, or 10.7%, to $11.7 million from $13.1 million, for the three months ended March 31, 2018 and 2017, respectively. This decrease was primarily related to a reduction in depreciation expense on assets which were damaged and written off as a result of the Hurricanes partially offset by the expansion of our network assets in other International Telecom markets.

•

Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment increased by $0.3 million, or 20.0%, to $1.8 million from $1.5 million as a result of capital expenditures primarily related to the construction of our solar operations in India.

•

Corporate Overhead.  Depreciation and amortization expenses decreased by $0.1 million or 7.1% to $1.3 million from $1.4 million for the three months ended March 31, 2018 and 2017, respectively, as a result of certain tangible assets becoming fully depreciated.

 We expect depreciation expense to increase as we rebuild our networks in the International Telecom segment which were impacted by the Hurricanes and as we acquire more tangible assets to expand or upgrade our other telecommunications networks and build or acquire solar power generating facilities.

Loss on disposition of long-lived assets.   During the three months ended March 31, 2018, we recorded a loss on the disposition of long-lived assets of $0.3 million as a result of the disposal of miscellaneous assets within our U.S. wireless operations.  During the three months ended March 31, 2017, we recorded a loss of $1.2 million in connection with the Sovernet Transaction.

Loss on damaged assets and other hurricane related charges, net of insurance recovery.  During September 2017, our operations and customers in the U.S. Virgin Islands were severely impacted by Hurricanes Irma and Maria (collectively, the “Hurricanes”).  Both our wireless and wireline networks and commercial operations were severely damaged by these storms.

During the three months ended March 31, 2018, we incurred $0.5 million in expenses associated with the procurement of continued building maintenance, security services, the supply of alternative power and related professional fees.

Interest income.   Interest income represents interest earned on our cash, cash equivalents, restricted cash and short term investment balances.

Interest income increased to $0.4 million from $0.3 million for the three months ended March 31, 2018 and 2017, respectively.  The effects of an increase in the return on our cash, cash equivalents and marketable securities were partially offset by a decrease in those assets as compared to the previous year.

Interest expense.  We incur interest expense on the Viya, One Communications and Ahana debt as well as commitment fees, letter of credit fees, amortization of debt issuance costs and interest incurred on our outstanding credit facilities.

Interest expense decreased by $0.1 million to $2.2 million from $2.3 million for the three months ended March 31, 2018 and 2017, respectively.  The decrease was the result of a decrease in the Ahana debt due to the semi-annual repayments of such debt partially offset by the increase in the One Communications debt which was refinanced in May 2017.

Loss on deconsolidation of subsidiary.  During the three months ended March 31, 2017, we recorded a $0.5 million loss on the deconsolidation of our U.S. Wireline operations upon the completion of the Sovernet Transaction.

Other income (expense), net.   Other income (expense), net represents miscellaneous non-operational income we earned and expenses we incurred.   For the three months ended March 31, 2018, other income (expense) was an expense of $0.8 million which was primarily related to losses on foreign currency transactions.  For the three months ended March 31, 2017, other income (expense) was an expense of $0.5 million which was primarily related to the losses on a foreign currency transactions of $0.6 million partially offset by gains on the sale of marketable securities of $0.3 million and other miscellaneous income items.

Income taxes.   Our effective tax rate for the three months ended March 31, 2018 and 2017 was 242.3% and 21.3%, respectively.  The effective tax rate for the three months ended March 31, 2018 was primarily impacted by the following items: (i) a $695 thousand provision for the intercompany sale of assets from the U.S. to the U.S. Virgin Islands,  (ii) a $286 thousand increase (net) in unrecognized tax benefits recognized discretely, and (iii) the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in jurisdictions where it cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S. Virgin Islands and India.   The effective tax rate for the three months ended March 31, 2017 was impacted by the following items:  (i) an approximate 7.2% benefit for the net capital loss due to the stock sales of our businesses in New England, New York and St. Maarten, and (ii) the mix of income generated among the jurisdictions in which we operate.  Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which it operates.  The effective tax rate in 2018 could be affected by adjustments to the provisional amounts recorded under the guidance of SAB 118 for the one-time transition tax and the revaluation of deferred tax assets and liabilities due to the U.S. statutory rate change in 2017 however no change has been recorded as of March 31, 2018.  While we believe it has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from its accrued positions as a result of uncertain and complex application of tax law and regulations.  Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for U.S. federal, state, and foreign tax matters in future periods as new information becomes available.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $3.3 million and $4.7 million of income generated by our less than wholly-owned subsidiaries for the three months ended March 31, 2018 and 2017, respectively, a decrease of $1.5 million or 31.2%.  Changes in net income attributable to non-controlling interests, within our segments, consisted of the following:

•

U.S. Telecom. Net income attributable to non-controlling interests decreased by $1.7 million, or 70.8%, to $0.7 million from $2.4 million for the three months ended March 31, 2018 and 2017, respectively, primarily as a result of decreased profitability at certain less than wholly owned subsidiaries within our U.S. wireless operations.

•

International Telecom. Net income attributable to non-controlling interests increased by $0.3 million, or 15.0% to $2.3 million from $2.0 million, primarily as a result of increased profitability in our less than wholly owned subsidiaries within our international operations.

•	Renewable Energy. Net income attributable to non-controlling interests remained consistent at $0.3 million for the three months ended March 31, 2018 and 2017.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders was a loss of $5.6 million and income of $6.9 million for the three months ended March 31, 2018 and 2017, respectively

On a per share basis, net income (loss) was a loss of $0.35 and income of $0.42 per diluted share for the three months ended March 31, 2018 and 2017, respectively.

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

As of March 31, 2018, we have not made any adjustments to the Transition Toll Tax estimated at December 31, 2017. The Transition Toll Tax will be paid over an eight-year period, starting in 2018, and will not accrue interest.  The first installment was paid in April 2018.

At March 31, 2018, we continue to assert our earnings are provisionally permanently reinvested outside the U.S., however the tax impact of subsequent cash distributions from our foreign subsidiaries will be limited to foreign withholding, where applicable, and state taxes.  A cash dividend from Guyana was made in 2018, however these distributions are not subject to Guyanese withholding tax and the US state tax impact is minimal.

Effect on Deferred Tax Assets and Liabilities and other Adjustments

Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.  Our deferred tax balances at December 31, 2017 were adjusted for the impact of the 2017 Tax Act, no further adjustment has been recorded as of March 31, 2018.

The BEAT provisions in the 2017 Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. We do not expect we will be subject to this tax and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the three months ended March 31, 2018.  Based on our initial calculation under the GILTI rules, we do not have an inclusion as of March 31, 2018.  The FASB staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.    Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

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

The final determination of the Transition Toll Tax and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.  As previously noted, as of March 31, 2018, there have been no adjustments to these estimates.

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

As of March 31, 2018, we had approximately $217.2 million in cash, cash equivalents and restricted cash. Of this amount, $56.8 million was held by our foreign subsidiaries and is provisionally indefinitely invested outside the United States. The amount held by our foreign subsidiaries decreased from the December 31, 2017 balance of $113.9 million primarily as the result of a $52.0 million dividend paid by our Guyana subsidiary during the first quarter of 2018 of which $41.6 million was paid to ATN (and eliminated in consolidation) while the remaining $10.4 million was paid to that subsidiary’s minority shareholder. As the 2017 Tax Act resulted in a one-time transition tax on the deemed repatriation of foreign earnings for federal tax purposes, the tax impact of subsequent cash distributions will be limited to foreign withholding tax, where applicable,  and state taxes.  In addition, we had approximately $154.9 million of debt, net of unamortized deferred financing costs, as of March 31, 2018. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Capital expenditures.  Historically, a significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks and to expand our renewable energy operations.

For the three months ended March 31, 2018 and 2017, we spent approximately $51.9 million and $45.7 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	U.S.	International		Renewable	Corporate and
Three months ended March 31,	Telecom	Telecom		Energy	Other (1)	Consolidated
2018	$4,751	$43,996	(2)	$854	$2,291	$51,892
2017	6,044	16,666		21,788	1,204	45,702

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

(2)

Includes $30.9 million of expenditures used to rebuild our network in the U.S. Virgin Islands which was impacted by the Hurricanes.  These expenditures were financed, in part, by the $34.6 million of insurance proceeds we received during the first quarter of 2018.

We are continuing to invest in upgrading and expanding our telecommunications networks in many of our markets and expand our renewable energy assets in the U.S. and India, along with upgrading our operating and business support systems. We expect 2018 capital expenditures for our domestic and international telecom businesses to be $65 million to $80 million excluding Hurricane restoration costs in the U.S. Virgin Islands.  Hurricane restoration costs are expected to be between $60 million and $65 million in 2018.  We estimate capital expenditures of approximately $5 to $7 million will be spent to finish the initial phase of our India renewable energy construction, however continued expansion in the India market is largely dependent on our ability to secure local financing and the timing and terms and conditions of such financing, which are difficult to estimate at this time.

We expect to fund our current capital expenditures primarily from our current cash balances and cash generated from operations.

Income taxes.  We have historically used cash‑on‑hand to make payments for income taxes.  Our policy is to allocate capital where we believe we will get the best returns and to date has been to indefinitely reinvest the undistributed earnings of our foreign subsidiaries. As the 2017 Tax Act resulted in a one-time transition tax on the deemed repatriation of foreign earnings for federal tax purposes, the tax impact of subsequent cash distributions will be limited to  foreign withholding tax and foreign exchange gain or loss, where applicable, and state taxes. As we continue to reinvest our remaining foreign earnings on a provisional basis, outside of a one-time dividend from Guyana made in the first quarter of 2018, no additional provision for income taxes has been made on accumulated earnings of foreign subsidiaries.

Dividends.  We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the three months ended March 31, 2018, our Board declared $2.7 million of dividends to our stockholders, which includes a $0.17 per share dividend declared on March 12, 2018 and paid on April 6, 2018. We have declared quarterly dividends for the last 78 fiscal quarters.

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We did not repurchase any of our common stock under the 2016 Repurchase Plan during the three months ended March 31, 2018 and have $39.3 million available to be repurchased under that plan as of March 31, 2018.

Sources of Cash

Total liquidity.     As of March 31, 2018, we had approximately $217.2 million in cash, cash equivalents and restricted cash which represents a decrease of $2.7 million from the December 31, 2017 balance of $219.9 million. The decrease is primarily attributable to cash used for capital expenditures of $51.9 million (including $30.9 million for the rebuild of our network in the U.S. Virgin Islands following the Hurricanes), dividends paid on our common stock of $2.7 million, distributions to our minority shareholders of $12.4 million (which includes a distribution to the minority shareholder of our Guyana subsidiary of $10.4 million) and the repurchase of our common stock of $2.0 million pursuant to our employee stock option and restricted stock awards.  These amounts were partially offset by the receipt of $34.6 million of insurance proceeds relating to the damages we incurred as a result of the Hurricanes and cash provided by operations of $22.5 million.

Cash provided by operations. Cash provided by operating activities was $22.5 million for the three months ended March 31, 2018 as compared to $32.1 million for the three months ended March 31, 2017.  The decrease of $9.6 million was primarily related to a decrease of $7.8 million within our U.S. Telecom segment which was primarily the result of the decrease in revenues due to the reduction in wholesale roaming rates and the impact of contractual revenue caps with certain carrier customers and a decrease of $6.1 million within our International Telecom segment primarily related to the impact of the Hurricanes.  These decreases were partially offset by an increase in cash provided by operations within our renewable energy segment of $0.8 million as a result of increase revenue within our India operations and an increase within our corporate operations of $3.6 million primarily relating to a billing credit received as a part of the broadcast television spectrum incentive auction.

Cash used in investing activities.  Cash used in investing activities was $7.1 million and $22.6 million for the three months ended March 31, 2018 and 2017, respectively.  The three months ended March 31, 2018 included $34.6 million of insurance proceeds relating to the damages incurred as a result of the Hurricanes, $5.4 million of cash received for government grants and $4.8 million received for the proceeds on the sale of marketable securities.     The three months ended March 31, 2017 included aggregate proceeds of $22.6 million received from the Sovernet Transaction and the sale of our operations in St. Maarten and $1.8 million for the reduction of restricted cash.  These cash receipts were offset by capital expenditures of $51.9 million (including $30.9 million for the rebuild of our network in the U.S. Virgin Islands which was impacted by the Hurricanes) for the three months ended March 31, 2018 and $45.7 million for the three months ended March 31, 2017.

Cash used in financing activities.  Cash used in financing activities was $18.1 million and $15.6 million during the three months ended March 31, 2018 and 2017, respectively.  The reduction in cash used for financing activities of $2.5 million was primarily related to a $2.8 million reduction in the dividends paid to our shareholders, a reduction in the repayments of our debt of $3.5 million as a result of the timing of those payments and a $0.8 million reduction in cash used to repurchase our minority shareholders’ interests.  These decreases were partially offset by a $9.6 million increase in the distributions made to minority shareholders, primarily the minority shareholder of our Guyana subsidiary.

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

   The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2018, we were in compliance with all of the financial covenants of the Credit Facility.

As of March 31, 2018, we had no borrowings under the Credit Facility.

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

The Series A Notes and the Series B Notes contain customary representations, warranties and certain affirmative and negative covenants, which limit additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Series A Notes and Series B Notes are subject to financial covenants that imposes 1) a maximum debt service coverage ratio and 2) a maximum ratio of the present value of Ahana’s future cash flow to the aggregate principal amounts of all outstanding obligations.  These financial covenants are tested semi-annually for Ahana Operations on a consolidated basis and on an individual basis for certain subsidiaries.  Both the Series A Notes and Series B Notes may be redeemed at any time, in whole or part, subject to a make-whole premium.  As of March 31, 2018, we were in compliance with all of the financial covenants of the Series A Notes and the Series B Notes.

We capitalized $2.8 million of fees associated with the Series A and Series B Notes which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the notes.

As of March 31, 2018, $2.3 million of the Original Ahana Debt, $61.5 million of the Series A Notes and Series B Notes remained outstanding, and $2.6 million of the capitalized fees remain unamortized.

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

On May 22, 2017, we amended and restated the One Communications Debt to increase the original facility to $37.5 million.  The amended and restated debt is scheduled to mature on May 22, 2022 and bears an interest at the three month LIBOR rate plus an applicable margin rate ranging between 2.5% to 2.75% paid quarterly.  The amended and restated One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (net cash generated from operating activities plus interest expense less net capital expenditures to debt repayments plus interest expense).  We were in compliance with its covenants as of March 31, 2018.

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

As of March 31, 2018, $34.7 million of the One Communications Debt was outstanding, there were no borrowings under the overdraft facility, and $0.3 million of the capitalized fees remain unamortized.

Viya Debt (formerly Innovative Debt)

On July 1, 2016, we and certain of our subsidiaries entered into a $60.0 million loan agreement with Rural Telephone Finance Cooperative (the “Viya Debt”). The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness less up to $50.0 million of cash to annual operating cash flow (the “Net Leverage Ratio”).  This covenant is tested on an annual basis.  Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of our Viya subsidiaries and is guaranteed by us. In addition, we began funding the restoration of Viya’s network through an intercompany loan arrangement which exceeded certain limitations on Viya incurring additional debt.  RTFC consented to these intercompany advances and a copy of their consent is including in the exhibits hereto.

We paid a fee of $0.9 million to lock the interest rate at 4% per annum over the term of the debt.  The fee was recorded as a reduction to the debt carrying amount and will be amortized over the life of the loan.

As of March 31, 2018, $60.0 million of the Viya Debt remained outstanding and $0.7 million of the rate lock fee was unamortized.

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

In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2018, we were in compliance with all of the financial covenants of the Credit Facility.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to U.S. dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of Accumulated Other Comprehensive Income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year.  During the three months ended March 31, 2018, we recorded a $0.8 million gain on foreign currency transactions.    We will continue to assess the impact of our exposure to both the Indian Rupee and the Guyana dollar.

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

Recent Accounting Pronouncements

See Note 2 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Translation and Remeasurement, We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to U.S. dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of Accumulated Other Comprehensive Income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year.

Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income on our income statement.

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

Interest Rate Sensitivity.    As of March 31, 2018, we had $24.3 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our

Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Part I, Item 1A “Risk Factors” of our 2017 Annual Report on Form 10-K. The risks described herein and in our 2017 Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We did not repurchase any of our common stock under the 2016 Repurchase Plan during the three months ended March 31, 2018 and have $39.3 million available to be repurchased under that plan as of March 31, 2018.

The following table reflects the repurchases by the Company of its common stock during the quarter ended March 31, 2018:

					(d)
					Maximum
					Number (or
				(c)	Approximate
			(b)	Total Number of	Dollar Value) of
	(a)		Average	Shares Purchased	Shares that May
	Total Number		Price	as Part of Publicly	be Purchased
	of Shares		Paid per	Announced Plans	Under the Plans or
Period	Purchased		Share	or Programs	Programs
January 1, 2018 — January 31, 2018	10,150	(1)	$60.18	—	$39,266,945
February 1, 2018 — February 28, 2018	—		—	—	$39,266,945
March 1, 2018 — March 31, 2018	31,677	(2)	60.85	—	$39,266,945

(1)  Represents shares purchased on January 1, 2018 and January 11, 2018 from our executive officers and other employees who tendered these shares to the Company to satisfy their cost to exercise stock options and tax withholding obligations incurred in connection with the exercise of stock options and the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased.

(2)  Includes shares purchased on March 8, 2018; March 9, 2018; March 17, 2018 and March 20, 2018 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the exercise of stock options and the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased

Item 5.  Other Information

On July 1, 2016, we and certain of our subsidiaries entered into a $60.0 million loan agreement with Rural Telephone Finance Cooperative (the “Viya Debt”). The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness less up to $50.0 million of cash to annual operating cash flow (the “Net Leverage Ratio”).  Due to the severe damage to our operations in the U.S. Virgin Islands from the Hurricanes, we began funding the restoration of Viya’s network through an intercompany loan arrangement which exceeded certain limitations on Viya incurring additional debt.  RTFC consented to these intercompany advances and a copy of their consent is included as Exhibit 10.1 hereto.

Item 6. Exhibits:

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1*	Consent and Waiver between Rural Telephone Finance Cooperative, Caribbean Asset Holdings, LLC and DTR Holdings, LLC, dated May 7, 2018.

10.2**	Form of Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan (Non-Employee Directors).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Management or compensatory arrangement, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATN International, Inc.

Date: May 9, 2018	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: May 9, 2018	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer