Form 10-Q
period 2018-06-30
ATN International, Inc.
filed 2018-08-08
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018, the registrant had outstanding 15,957,354 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended June 30, 2018

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the estimated timeline for the rebuilding of our   operations and revenues from our customers in the U.S. Virgin Islands following the hurricanes; our estimates of total losses due to the hurricanes and our estimated costs of restoring hurricane-damaged services; our ability to receive financial support from the government for our rebuild in the U.S. Virgin Islands and the timing of such support; the competitive environment in our key markets, demand for our services and industry trends; the pace of expansion and improvement of our telecommunications network and renewable energy operations including our level of estimated future capital expenditures and our realization of the benefits of these investments; the anticipated timing of our build schedule and energy production of our India renewable energy projects and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to restore our networks and services to our customers in the U.S. Virgin Islands in an efficient and timely manner and to obtain governmental or other support necessary to fully restore services in the U.S. Virgin Islands; (2) our ability to execute planned network expansions and upgrades in our various markets; (3) the general performance of our operations, including operating margins, revenues, capital expenditures, and the future growth and retention of our major customers and subscriber base and consumer demand for solar power; (4) government regulation of our businesses, which may impact our Federal Communications Commission and other telecommunications licenses or our renewables business; (5) economic, political and other risks facing our operations; (6) our ability to maintain favorable roaming arrangements and satisfy the needs and demands of our major wireless customers; (7) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address  rapid and significant technological changes in the telecommunications industry; (8) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (9) our ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (10) increased competition; (11) our ability to expand our renewable energy business; (12) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (13) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (14) the occurrence of weather events and natural catastrophes; (15) our continued access to capital and credit markets; (16) the risk of currency fluctuation for those markets in which we operate; and (17) our ability to realize the value that we believe exists in our businesses.  These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018 as may be updated by our Quarterly Reports on Form 10-Q and the other reports we file from time to time with the SEC.  Except as required by law, the Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$167,107	$207,956
Restricted cash	1,071	833
Short-term investments	1,595	7,076
Accounts receivable, net of allowances of $15.1 million and $15.0 million, respectively	51,365	43,529
Inventory, materials and supplies	7,789	15,398
Prepayments and other current assets	35,386	68,136
Total current assets	264,313	342,928
Fixed Assets:
Property, plant and equipment	1,255,975	1,169,806
Less accumulated depreciation	(553,007)	(526,660)
Net fixed assets	702,968	643,146
Telecommunication licenses, net	95,952	95,952
Goodwill	63,970	63,970
Customer relationships, net	10,403	11,734
Restricted cash	11,949	11,101
Other assets	39,444	36,774
Total assets	$1,188,999	$1,205,605
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$11,268	$10,919
Accounts payable and accrued liabilities	115,445	116,133
Dividends payable	2,712	2,724
Accrued taxes	10,238	6,751
Advance payments and deposits	17,727	25,178
Total current liabilities	157,390	161,705
Deferred income taxes	30,755	31,732
Other liabilities	41,612	37,072
Long-term debt, excluding current portion	139,733	144,873
Total liabilities	369,490	375,382
Commitments and contingencies (Note 13)
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,128,694 and 17,102,530 shares issued, respectively, 15,957,537 and 16,025,745 shares outstanding respectively	170	170
Treasury stock, at cost; 1,171,157 and 1,076,785 shares, respectively	(40,268)	(36,110)
Additional paid-in capital	172,170	167,973
Retained earnings	550,872	552,948
Accumulated other comprehensive income	141	3,746
Total ATN International, Inc. stockholders’ equity	683,085	688,727
Non-controlling interests	136,424	141,496
Total equity	819,509	830,223
Total liabilities and equity	$1,188,999	$1,205,605

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
REVENUE:
Wireless	$50,496	$56,546	$101,043	$115,471
Wireline	61,269	61,802	109,365	125,960
Renewable energy	6,023	4,897	11,855	9,929
Total revenue	117,788	123,245	222,263	251,360
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	28,257	30,922	54,171	63,924
Engineering and operations	18,409	19,378	36,561	39,061
Sales, marketing and customer service	8,413	8,729	16,974	17,765
General and administrative	26,754	26,011	52,296	50,370
Transaction-related charges	438	148	465	826
Depreciation and amortization	21,913	22,254	43,217	44,747
(Gain) loss on disposition of long-lived assets	(2,333)	—	(2,049)	1,111
Loss on damaged assets and other hurricane related charges, net of insurance recovery	184	—	666	—
Total operating expenses	102,035	107,442	202,301	217,804
Income from operations	15,753	15,803	19,962	33,556
OTHER INCOME (EXPENSE)
Interest income	487	347	853	633
Interest expense	(2,327)	(2,153)	(4,532)	(4,469)
Loss on deconsolidation of subsidiary	—	—	—	(529)
Other expenses	(1,045)	(492)	(1,798)	(973)
Other expense, net	(2,885)	(2,298)	(5,477)	(5,338)
INCOME BEFORE INCOME TAXES	12,868	13,505	14,485	28,218
Income tax provisions	2,088	2,596	6,008	5,724
NET INCOME	10,780	10,909	8,477	22,494
Net income attributable to non-controlling interests, net of tax expense of $0.3 million, $0.1 million, $0.6 million, and $0.4 million, respectively.	(3,564)	(5,026)	(6,816)	(9,751)
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$7,216	$5,883	$1,661	$12,743
NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$0.45	$0.36	$0.10	$0.79
Diluted	$0.45	$0.36	$0.10	$0.78
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,962	16,195	15,996	16,176
Diluted	16,010	16,274	16,046	16,263
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.17	$0.34	$0.34	$0.68

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$10,780	$10,909	$8,477	$22,494
Other comprehensive income:
Foreign currency translation adjustment	(2,551)	302	(3,583)	2,232
Reclassifications of gains on sale of marketable securities to net income	—	(755)	—	(1,044)
Unrealized gain (loss) on securities	42	(90)	181	(130)
Projected pension benefit obligation, net of tax of $0.0 million, $0.0 million, $0.0 million, and $0.4 million, respectively	—	—	—	513
Other comprehensive income (loss), net of tax	(2,509)	(543)	(3,402)	1,571
Comprehensive income	8,271	10,366	5,075	24,065
Less: Comprehensive income attributable to non-controlling interests	(3,564)	(5,026)	(6,816)	(9,751)
Comprehensive income (loss) attributable to ATN International, Inc.	$4,707	$5,340	$(1,741)	$14,314

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 31, 2018 AND 2017

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$8,477	$22,494
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	43,217	44,747
Provision for doubtful accounts	2,249	1,906
Amortization and write off of debt discount and debt issuance costs	393	279
Stock-based compensation	3,679	3,786
Unrealized loss on foreign currency	1,066	—
Deferred income taxes	(1,279)	2,379
Loss on equity method investments	—	2,033
(Gain) Loss on disposition of long-lived assets	(2,049)	1,111
Gain on sale of investments	—	(1,055)
Loss on deconsolidation of subsidiary	—	529
Other non-cash activity	177	509
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(10,605)	(6,062)
Materials and supplies, prepayments, and other current assets	1,254	(6,586)
Prepaid income taxes	—	995
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(2,137)	(3,331)
Accrued taxes	1,249	(7,876)
Other assets	(1,208)	2,887
Other liabilities	1,554	6,722
Net cash provided by operating activities	46,037	65,467
Cash flows from investing activities:
Capital expenditures	(40,594)	(78,559)
Hurricane rebuild capital expenditures	(66,654)	—
Hurricane insurance proceeds	34,606	—
Receipt of government grants	5,400	—
Purchase of strategic investments	(2,000)	—
Divestiture of businesses, net of transferred cash of $0.0 million and $2.1 million, respectively	926	22,597
Purchases of spectrum licenses and other intangible assets, including deposits	—	(36,832)
Proceeds from sale of investments	5,348	2,761
Proceeds from sale of assets	4,130	—
Net cash used in investing activities	(58,838)	(90,033)
Cash flows from financing activities:
Dividends paid on common stock	(5,441)	(10,992)
Proceeds from new borrowings	—	8,571
Distribution to non-controlling interests	(12,836)	(3,373)
Payment of debt issuance costs	—	(326)
Proceeds from stock option exercises	—	274
Principal repayments of term loan	(4,786)	(5,447)
Repurchase of common stock	(3,660)	(2,186)
Acquisition of businesses, net of acquired cash of $0.0 million	—	(1,178)
Repurchases of non-controlling interests	(61)	(953)
Investments made by minority shareholders in consolidated affiliates	—	122
Net cash used in provided by financing activities	(26,784)	(15,488)
Effect of foreign currency exchange rates on cash and cash equivalents	(178)	207
Net change in cash, cash equivalents, and restricted cash	(39,763)	(39,847)
Total cash, cash equivalents, and restricted cash, beginning of period	219,890	288,358
Total cash, cash equivalents, and restricted cash, end of period	$180,127	$248,511
Noncash investing activity:
Transfer from inventory, materials and supplies to property, plant and equipment	$6,708	$—
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$13,266	$13,107

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

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of June 30, 2018:

Segment	Services	Markets	Tradenames
U.S. Telecom	Wireless	United States (rural markets)	Commnet, Choice, Choice NTUA Wireless, WestNet, Geoverse
	Wireline	United States	Essextel, Deploycom
International Telecom	Wireline	Bermuda, Guyana, U.S. Virgin Islands, Cayman Islands	One, GTT+, Viya, Logic, Fireminds
	Wireless	Bermuda, Guyana, U.S. Virgin Islands	One, GTT+, Viya
	Video Services	Bermuda, U.S. Virgin Islands, Cayman Islands	One, Viya, Logic
Renewable Energy	Solar	United States (Massachusetts, California, and New Jersey), India	Ahana Renewables, Vibrant Energy

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

The condensed consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and certain entities, which are consolidated in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) authoritative guidance on the consolidation of variable interest entities, since it is determined that the Company is the primary beneficiary of these entities.

The Company’s effective tax rate for the three months ended June 30, 2018 and 2017 was 16.2% and 19.2%, respectively.  The effective tax rate for the three months ended June 30, 2018 was primarily impacted by the following items: (i) a $0.5 million benefit for the release of a capital loss valuation allowance due to a capital gain on a sale of a wireless license, and (ii) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in jurisdictions where it cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S. Virgin Islands and India.   The effective tax rate for the three months ended June 30, 2017 was impacted by the following items:  (i) a benefit for the net capital loss due to the stock sales of our businesses in New England, New York and St. Maarten, and (ii) the mix of income generated among the jurisdictions in which it operates.  The Company’s effective tax rate for the six months ended June 30, 2018 and 2017 was 41.5% and 20.3%, respectively.  The effective tax rate for the six months ended June 30, 2018 was primarily impacted by the following items: (i) a $0.7 million provision for the intercompany sale of assets from the U.S. to the U.S. Virgin Islands,  (ii) a $0.5 million increase (net) in unrecognized tax benefits recognized discretely, (iii)  a $0.5 million benefit for the release of a capital loss valuation allowance due to a capital gain on a sale of a wireless license, and (iv) the mix of income generated among the jurisdictions in which it operates along with the exclusion of losses in jurisdictions where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S. Virgin Islands and India.   The effective tax rate for the six months ended June 30, 2017 was impacted by the following items:  (i) a benefit for the net capital loss due to the stock sales of our businesses in New England, New York and St. Maarten, and (ii) the mix of income generated among the jurisdictions in which the Company operates.  The Company’s effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. The Company’s consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which it operates.  The effective tax rate in 2018 could be affected by adjustments to the provisional amounts recorded under the guidance of SAB 118 for the one-time transition tax and the revaluation of deferred tax assets and liabilities due to the U.S. statutory rate change in 2017 however no change has been recorded as of June 30, 2018.  While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations.  Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, the Company could record additional provisions or benefits for U.S. federal, state, and foreign tax matters in future periods as new information becomes available.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and subsequently issued related updates, which provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on January 1, 2018.  Refer to Note 3.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted this standard on January 1, 2018.  Upon adoption the Company held $20.1 million of equity investments that do not have readily determinable fair values.  As a result these investments are measured at cost less impairments, adjusted for observable price changes of similar investments of the same issuer.  The Company performs a qualitative impairment assessment of these investments quarterly by reviewing available information.  The Company has not adjusted the cost of these investments since acquisition.  Upon adoption, the Company held $0.6 million of equity investments with readily determinable fair values and reclassified $0.2 million of unrealized gains on this investment to retained earnings.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and subsequently issued related updates (“ASU 2016-02”), which provide comprehensive lease accounting guidance.  The standard requires entities to recognize lease assets and liabilities on the balance sheet as well as disclosure of key information about leasing arrangements.  ASU 2016-02 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The Company is in the process of implementing new systems, processes and controls to implement the guidance.  The Company will adopt the standard on January 1, 2019 by applying the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance sheet retained earnings in the period of adoption with no adjustments to prior periods.  The adoption will result in right to use asset and liabilities being recorded on the Company’s balance sheet.  The Company is in the process of determining quantitative information related to the impact of the guidance.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted ASU 2016-09 on January 1, 2017. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. This had no impact on the Company’s historical results.  Also as a result of the adoption, the Company changed its policy election to account for forfeitures as they occur rather than on an estimated basis. The change resulted in the Company reclassifying $0.3 million from additional paid-in capital to retained earnings for the net cumulative-effect adjustment in stock compensation expense related to prior periods.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides further clarification on eight cash flow classification issues. The Company adopted this standard on January 1, 2018.  In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” (“ASU 2016-18”). The amendments in ASU 2016-18 are intended to reduce diversity in practice related to the classification and presentation of changes in restricted or restricted cash equivalents on the statement of cash flows. The amendments in ASU 2016-18 require that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on January 1, 2018.

The Company’s statement of cash flows reports the cash effects during a period of an entity’s operations, its investing transactions, and its financing transactions.  The statement of cash flows explains the change during the period in the total cash which includes cash equivalents as well as restricted cash.  The Company applies the predominance

principle to classify separately identifiable cash flows based on the nature of the underlying cash flows.   Debt prepayment or extinguishment costs are classified as cash outflows from financing activities.  Contingent consideration payments made three months or less after a business combination are classified as investing activities and those made after that time are classified as financing activities.  Proceeds from the settlement of insurance claims are classified on the basis of the nature of the loss.  Prior to January 1, 2018, the Company classified all payments made in a business combination as investing activities and did not include restricted cash in total cash.  This change impacted the Company’s cash flows for the six months ended June 30, 2017 as indicated below (amounts in thousands):

Statement of Cash flows - Six months ended June 30, 2017

	Reported	Change	Under previous guidance
Net cash provided by operating activities	$65,467	$—	$65,467
Net cash used in investing activities	(90,033)	588	(89,445)
Net cash used in financing activities	(15,488)	1,178	(14,310)
Effect of foreign currency exchange rates on total cash	207	—	207
Net change in total cash	$(39,847)	$1,766	$(38,081)
Total cash, beginning of period	288,358	(18,637)	269,721
Total cash, end of period	$248,511	$(16,871)	$231,640

In October 2016 the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory”. The new standard eliminates all intra-entity sales of assets other than inventory, the exception under current standards that permits the tax effects of intra-entity asset transfers to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new standard was effective for the Company on January 1, 2018. There was not a material impact to the Company’s consolidated financial statements upon adoption.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” or (“ASU 2017-04”). The amendments in ASU 2017-04 simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities. Instead, under the amendments in ASU 2017-04, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but not more than the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard in the third quarter of 2017.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The new guidance requires the service cost component to be presented separately from the other components of net benefit costs. Service cost will be presented with other employee compensation cost within income from operations. The other components of net benefit cost, such as interest cost, amortization of prior service cost and gains or losses are required to be presented in other income. The Company adopted this standard on January 1, 2018.

The Company sponsors pension and other postretirement benefit plans for employees of certain subsidiaries. Net periodic pension expense consists of service cost, interest cost, expected return on plan assets, and amortization of actuarial gains and losses.  Service cost is recognized in operating income and all other components of pension expense are recognized in other income in the Company’s Statement of Operations. The Company recognizes a pension or other postretirement plan’s funded status as either an asset or liability in its consolidated balance sheet. Actuarial gains and losses are reported as a component of other comprehensive income and amortized through other income in subsequent periods.  Prior to January 1, 2018, all components of pension expense were recognized in operating income.  This change impacted the Company’s Statement of Operations for the three and six months ended June 30, 2017 by increasing operating expenses $40 thousand and $80 thousand, respectively and decreasing other income by the same amount.  There was no impact on income before income taxes.  The Company elected the practical expedient allowing the use of the amounts disclosed for the various components of net benefit cost in the pension and other postretirement benefit plans footnote as the basis for the retrospective application.

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

In February 2018, the FASB issued ASU 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” (“ASU 2018-02”).  The standard gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income that were impacted by the 2017 Tax Cuts and Jobs Act.  The guidance is effective for all entities for fiscal years beginning after December 31, 2018 and interim periods within those fiscal years.  Early adoption is permitted.  The guidance may be applied in the period of adoption or retrospectively to each impacted period.  The Company has elected to early adopt ASU 2018-02 on December 31, 2017 and recorded its impact in the period of adoption.  The impact of the adoption results in a $0.8 million reclassification from accumulated other comprehensive income to retained earnings, which is offset by an equivalent valuation allowance, with the net impact being zero.

3.  Revenue Recognition

The Company’s significant accounting policies are detailed in “Note 2 – Summary of Significant Accounting Policies” within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.  The Company’s accounting policies are updated as a result of adopting ASC 606 on January 1, 2018.  The adoption of ASC 606 impacted the accounting for contract acquisition costs, multiyear retail wireless contracts with promotional discounts, and deferral of certain activation fees as further described below.

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

The Company’s wireless and wireline contracts occasionally include promotional discounts such as free service periods or discounted products.  If a contract contains a substantive termination penalty, the transaction price is allocated to the performance obligations based on standalone selling price resulting in accelerated revenue recognition and the establishment of a contract asset that will be recognized over the life of the contract.  If a contract includes a promotional discount but no substantive termination penalty the discount is recorded in the promotional period and no contract asset it established. The Company’s customers also have the option to purchase additional telecommunication services.  Generally, these options are not performance obligations and are excluded from the transaction price because they do not provide the customers with a material right.

The Company may charge upfront fees for activation and installation of some of its products and services.  These fees are reviewed to determine if they represent a separate performance obligation.  If they are not a separate performance obligation, the contract price associated with them is recognized over the life of the customer.  If the fees represent a performance obligation they are recognized when delivered to the customer based on standalone selling price.

Sales and use and state excise taxes collected from customers that are remitted to the governmental authorities are reported on a net basis and excluded from the revenues and sales.

Revenue Recognition-Renewable Energy

Revenue from the Company’s Renewable Energy segment is generated from the sale of electricity through power purchase agreements (“PPA’s”) with various customers that generally range from 10 to 25 years.  The Company recognizes revenue at contractual PPA rates over time as electricity is generated and simultaneously consumed by the customer.  The Company’s Renewable Energy segment also generates revenue from the sale of Solar Renewable Energy Credits (“SRECs”).  Revenue is recognized over time as SRECs are sold through long-term purchase agreements at the contractual rate specified in the agreement.

Disaggregation

The Company's revenue is presented on a disaggregated basis in Note 12 based on an evaluation of disclosures outside the financial statements, information regularly reviewed by the chief operating decision maker for evaluating the financial performance of operating segments and other information that is used for performance evaluation and resource allocations. This includes revenue from wireline, wireless and renewable energy, as well as domestic versus international wireline and wireless services. This disaggregation of revenue depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Contract Assets and Liabilities

The Company recognizes contract assets and liabilities on its balance sheet.  Contract assets represent unbilled amounts typically resulting from retail wireless contracts with both a multiyear service period and a promotional discount.  In these contracts the revenue recognized exceeds the amount billed to the customer.  The current portion of the contract asset is recorded in prepayments and other current asset and the noncurrent portion is included in other assets on our balance sheets.  Contract liabilities consist of advance payments and billings in excess of revenue recognized.  Retail revenue for postpaid customers is generally billed one month in advance and recognized over the period that the corresponding service is rendered to customers.  To the extent the service is not provided by the reporting date the amount is recognized as a contract liability.  Prepaid service, including mobile voice and data services, sold to customers is recorded as deferred revenue prior to the commencement of services. Contract liabilities are recorded in advanced payments and deposits on our balance sheets.  Contract assets and liabilities consisted of the following (amounts in thousands):

	June 30, 2018	March 31, 2018	$ Change	% Change
Contract asset – current	$1,434	$1,309	$125	10%
Contract asset – noncurrent	568	498	70	14%
Contract liabilities	(9,552)	(9,827)	275	-3%
Net contract liability	$(7,550)	$(8,020)	$470	-6%

The contract asset-current is included in prepayments and other current assets, the contract asset – noncurrent is included in other assets, and the contract liabilities are included in advance payments and deposits on the Company’s balance sheet.  The decrease in our net contract liability was due to the timing of customer prepayments and contract billings.  In the second quarter of 2018, we recognized revenue of $8.5 million related to our March 31, 2018 contract liability and amortized $0.5 million of the March 31, 2018 contract asset into revenue.  The Company recognized revenue of $0.6 million in the second quarter of 2018 related to performance obligations that were satisfied or partially satisfied in previous periods.

Contract Acquisition Costs

The Company pays sales commissions to its employees and agents for obtaining customer contracts.  These costs are incremental because they would not have been incurred if the contract was not obtained.  The Company recognizes an asset for these costs and subsequently amortizes the asset on a systematic basis consistent with the pattern of the transfer of the services to the customer.  The amortization period, which is between 2 and 6 years, considers both the original contract period as well as anticipated contract renewals as appropriate.  The amortization period also includes renewal commissions when those commissions are not commensurate with new commissions.  The Company estimates contract renewals based on its actual renewals in recent periods. When the expected amortization period is one year or less the Company utilizes the practical expedient and expenses the costs as incurred.  The June 30, 2018 balance sheet includes current contract acquisition costs of $1.3 million in prepayments and other current assets and long term contract acquisition costs of $0.9 million in other assets.  During the three and six months ended June 30, 2018 the Company amortized $0.3 million and $0.6 million, respectively, of contract acquisition cost.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear retail wireless contracts that include a promotional discount.  The transaction price allocated to unsatisfied performance obligations was $10.6 million at June 30, 2018.  The Company expects to satisfy the remaining performance obligations and recognize the transaction price within 24 months.  The Company has certain retail, wholesale, and renewable energy contracts where transaction price is allocated to remaining performance obligations.  However the company omits these contracts from the disclosure by applying the right to invoice, one year or less, and wholly unsatisfied performance obligation practical expedients.

Impacts of adoption in the current period

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method.  The Company elected the practical expedient to apply the new guidance only to contracts that were not substantially complete at the adoption date.   The cumulative effect of adopting ASC 606 resulted in a contract asset of $1.6 million of which $1.2 million was recorded in prepayments and other current assets and $0.4 million was recorded in other assets, a contract liability of $0.2 million recorded in advance payments and deposits, contract acquisition costs of $1.5 million of which $0.9 million was recorded in prepayments and other current assets and $0.6 million was recorded in other assets, and a deferred tax liability of $0.3 million with the offset of $1.5 million recorded to retained earnings and $1.1 million recorded to minority interest.  The tables below identify changes to the Company’s financial statements as of June 30, 2018 and for the three months then ended as a result of the adoption of ASC 606 as compared to previous revenue guidance (amounts in thousands):

Balance Sheet – June 30, 2018
	Reported	Change	Under previous guidance
Prepayments and other current assets	$35,386	$(2,757)	$32,629

Total current assets	$264,313	$(2,757)	$261,556

Other assets	$39,444	$(1,433)	$38,011

Total assets	$1,188,999	$(4,190)	$1,184,809

Advance payments and deposits	$17,727	$(299)	$17,428
Accrued taxes	10,238	(142)	10,096
			-
Total current liabilities	$157,390	$(441)	$156,949

Deferred income taxes	$30,755	$(301)	$30,454

Total liabilities	$369,490	$(742)	$368,748

Retained earnings	$550,872	$(1,967)	$548,905
Minority interest	$136,424	$(1,481)	$134,943

Total equity	$819,509	$(3,448)	$816,061

Total liabilities and equity	$1,188,999	$(4,190)	$1,184,809

	Statement of Operations

	Three months ended June 30, 2018			Six months ended June 30, 2018

	Reported	Change	Under previous guidance	Reported	Change	Under previous guidance
Wireless revenue	$50,496	$(204)	$50,292	$101,043	$(337)	$100,706

Total revenue	$117,788	$(204)	$117,584	$222,263	$(337)	$221,926

Sales, marketing and customer service	$8,413	$240	$8,653	$16,974	$618	$17,592

Total operating expenses	$102,035	$240	$102,275	$202,301	$618	$202,919

Income from operations	$15,753	$(444)	$15,309	$19,962	$(955)	$19,007
Income before taxes	12,868	(444)	12,424	14,485	(955)	13,530
Income tax provision	2,088	(49)	2,039	6,008	(142)	5,866

Net income	$10,780	$(395)	$10,385	$8,477	$(813)	$7,664
Net income attributable to non-controlling interests	(3,564)	154	(3,410)	(6,816)	335	(6,481)
Net income attributable to ATN International, Inc. stockholders	$7,216	$(241)	$6,975	$1,661	$(478)	$1,183

	Statement of Comprehensive Loss

	Three months ended June 30, 2018			Six months ended June 30, 2018

	Reported	Change	Under previous guidance	Reported	Change	Under previous guidance
Net income	$10,780	$(395)	$10,385	$8,477	$(813)	$7,664
Other comprehensive loss, net of tax	(2,509)	-	(2,509)	(3,402)	-	(3,402)
Comprehensive loss	8,271	(395)	7,876	5,075	(813)	4,262
Less: Comprehensive income attributable to non-controlling interests	(3,564)	154	(3,410)	(6,816)	335	(6,481)
Comprehensive income (loss) attributable to ATN International, Inc.	$4,707	$(241)	$4,466	$(1,741)	$(478)	$(2,219)

Statement of Cash Flows - Six months ended June 30, 2018

	Reported	Change (1)	Under previous guidance
Net income	$8,477	$(813)	$7,664

Materials and supplies, prepayments and other current assets	$1,254	$(681)	$573
Accrued taxes	1,249	142	1,391
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(2,137)	68	(2,069)
Other assets	$(1,208)	$(342)	$(1,550)

(1)	The adoption of ASC 606 had no impact on operating cash flows, investing cash flows, financing cash flows or net change in total cash.

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

5. IMPACT OF HURRICANES IRMA AND MARIA

During September 2017, the Company’s operations and customers in the U.S. Virgin Islands were severely impacted by Hurricanes Irma and Maria (collectively, the “Hurricanes”).  Both the Company’s wireless and wireline networks and commercial operations were severely damaged by these storms.  As a result of the significant damage to the Company’s wireline network and the lack of consistent commercial power in the territory, the Company was unable to provide most of its wireline services, which comprise the majority of revenue in this business, since the Hurricanes and through much of the first six months of 2018.  Accordingly, revenue generated by the Company’s U.S. Virgin Islands operations decreased by $3.0 million and $16.2 million during the three and six months ended June 30, 2018 as compared to 2017 as a result of the Hurricanes and an additional $1.2 and $2.3 million for the three and six months ended June 30, 2018 as a result of the Company’s August 2017 sale of its operations in the British Virgin Islands.  However, the second quarter of 2018 was positively impacted by the recognition of $8.2 million in revenue funded the additional receipt of high-cost Universal Service Funds.

During the six months ended June 30, 2018, the Company spent $66.7 million restoring and adding resiliency to its network which allowed it to reconnect roughly two-thirds of the households and three-quarters of businesses as of period end.  The Company expects that its network restoration work will be substantially complete by the end of the third quarter of 2018.  However, returning the Company’s revenue to pre-Hurricane levels may take significant time as a result of population movements, the economic impact the Hurricanes had on the market, and it’s subscriber base’s appetite for continued wireline services.

6. DISPOSITIONS

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

U.S. Telecom

Disposition

On March 8, 2017, the Company completed the sale  of its integrated voice and data communications and wholesale transport businesses in New England and New York for consideration of $25.9 million (the “Sovernet Transaction”).  The consideration included $20.9 million of cash, $3.0 million of receivables, and $2.0 million of contingent consideration.  The $3.0 million of receivables are held in escrow to satisfy working capital adjustments in favor of the acquirer, to fund certain capital expenditure projects related to the assets sold and to secure the Company’s indemnification obligations.  The contingent consideration represents the fair value of future payments related to certain operational milestones of the disposed assets.  The value of the contingent consideration was up to $4.0 million based on whether or not the operational milestones were achieved by December 31, 2017.  The table below identifies the assets and liabilities transferred (amounts in thousands):

Consideration Received	$25,926

Assets and liabilities disposed
Cash	1,821
Accounts receivable	1,696
Inventory	639
Prepaid	1,034
Property, plant and equipment	25,294
Other assets	288
Accounts payable and accrued liabilities	(1,718)
Advance payments and deposits	(1,897)
Net assets disposed	27,157

Consideration less net assets disposed	(1,231)

Transaction costs	(1,156)

Loss	$(2,387)

Prior to the closing of the Sovernet Transaction, the Company repurchased non-controlling interests from minority shareholders in a Sovernet subsidiary for $0.7 million.  The non-controlling interest had a book value of zero.  Additionally the Company recorded a loss on deconsolidation of $0.5 million.

The Company incurred $1.2 million of transaction related charges pertaining to legal, accounting and consulting services associated with the Sovernet Transaction, of which $0.6 million were incurred during the year ended December 31, 2017.  Since the Sovernet Transaction does not relate to a strategic shift in our operations, the historic results and financial position of the operations are presented within continuing operations.

Subsequent to close of the Sovernet Transaction, management continually monitored and assessed the probability of earning the contingent consideration.  In September 2017, based on progress toward achieving the operational milestones, and the December 31, 2017 deadline under which to do so, management determined that earning the contingent consideration was unlikely.  As a result the fair value of the contingent consideration was reduced to zero.  The amount was recorded as a loss on disposition of assets within operating income during the year ended December 31, 2017.  The disposed assets did not achieve the operational milestones by the December 31, 2017 deadline.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

		June 30, 2018
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$380	$380
Money market funds	23,440	—	23,440
Short term investments	382	1,213	1,595
Commercial paper	—	11,997	11,997
Interest rate swap	—	237	237
Total assets and liabilities measured at fair value	$23,822	$13,827	$37,649

	December 31, 2017
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$391	$391
Money market funds	2,894	—	2,894
Short term investments	555	6,521	7,076
Commercial paper	—	49,954	49,954
Interest rate swap	—	52	52
Total assets and liabilities measured at fair value	$3,449	$56,918	$60,367

Certificate of Deposit

As of June 30, 2018 and December 31, 2017, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of June 30, 2018 and December 31, 2017, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Short Term Investments and Commercial Paper

As of June 30, 2018 and December 31, 2017, these asset classes consisted of short term foreign and U.S. corporate bonds, equity securities, and commercial paper. Corporate bonds and commercial paper are classified within Level 2 of the fair value hierarchy because the fair value is based on observable market data.  Equity securities are classified within Level 1 because fair value is based on quoted market prices in active markets for identical assets.  The Company held equity securities with a fair value of $0.4 million at June 30, 2018 and net income for the three months then ended included $0.1 million of losses on these securities.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using Level 2 inputs.

At June 30, 2018, the Company holds $22.1 million of equity securities consisting of non-controlling investments in privately held companies. These investments, over which the Company does not have the ability to exercise significant influence, are without readily determinable fair values. The investments are measured at cost, less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. The carrying value of the strategic investments was $22.1 million and $20.1  million at June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 no impairments or price adjustments were recorded on the investments.  Strategic investments are included with other assets on the consolidated balance sheets.

The fair value of long-term debt is estimated using Level 2 inputs.  At June 30, 2018, the fair value of long-term debt, including the current portion, was $154.2 million and its book value was $151.0 million.  At December 31, 2017, the fair value of long-term debt, including the current portion, was $159.2 million and its book value was $155.8 million.

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

   The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2018, the Company was in compliance with all of the financial covenants of the Credit Facility.

As of June 30, 2018, the Company had no borrowings under the Credit Facility.

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

The Original Ahana Debt also included a loan from Public Service Electric & Gas (the “PSE&G Loan”).  The PSE&G Loan bears interest at 11.3%, matures in 2027, and is secured by certain solar facilities.  Repayment of the Original Ahana Debt with PSE&G can be made in either cash or SRECs, at the Company’s discretion, with the value of the SRECs being fixed at the time of the loan’s closing.  Historically, the Company has made all repayments of the PSE&G Loan using SRECs.

On December 19, 2016, Ahana’s wholly owned subsidiary, Ahana Operations, issued $20.6 million in aggregate principal amount of 4.427% senior notes due 2029 (the “Series A Notes”) and $45.2 million in aggregate principal amount of 5.327% senior notes due 2031 (the “Series B Notes” and collectively with the Series A Notes and the PSE&G Loan, the “Ahana Debt”).  Interest and principal are payable semi-annually, until the respective maturity dates of March 31, 2029 (for the Series A Notes) and September 30, 2031 (for the Series B Notes).  Cash flows generated by the solar projects that secure the Series A Notes and Series B Notes are only available for payment of such debt and are not available to pay other obligations or the claims of the creditors of Ahana or its subsidiaries. However, subject to certain restrictions, Ahana Operations holds the right to the excess cash flows not needed to pay the Series A Notes and Series B Notes and other obligations arising out of the securitizations.  The Series A Notes and Series B Notes are secured by certain assets of Ahana and are guaranteed by certain of its subsidiaries.

A portion of the proceeds from the issuances of the Series A Notes and Series B Notes was used to repay the Original Ahana Debt in full except for the PSE&G Loan which remained outstanding after the refinancing.

The Series A Notes and the Series B Notes contain customary representations, warranties and certain affirmative and negative covenants, which limit additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Series A Notes and Series B Notes are subject to financial covenants that impose 1) a maximum debt service coverage ratio and 2) a maximum ratio of the present value of Ahana’s future cash flow to the aggregate principal amounts of all outstanding obligations.  These financial covenants are tested semi-annually for Ahana Operations on a consolidated basis and on an individual basis for certain subsidiaries.  Both the Series A Notes and Series B Notes may be redeemed at any time, in whole or part, subject to a make-whole premium.  As of June 30, 2018, the Company was in compliance with all of the financial covenants of the Series A Notes and the Series B Notes.

The Company capitalized $2.8 million of fees associated with the Series A Notes and Series B Notes which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the notes.

As of June 30, 2018, $2.1 million of the Original Ahana Debt and $58.6 million of the Series A Notes and Series B Notes remained outstanding, and $2.6 million of the capitalized fees remain unamortized.

One Communications Debt

In connection with the acquisition of  One Communications on May 3, 2016, the Company assumed $35.4 million in debt (the “One Communications Debt”) in the form of a loan from HSBC Bank Bermuda Limited.  The One Communications Debt was scheduled to mature in 2021, was bearing interest at the three-month LIBOR rate plus a margin of 3.25%, and had repayment being made quarterly.  The One Communications Debt contained customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limited the maximum ratio of indebtedness less cash to annual operating cash flow.

On May 22, 2017, the Company amended and restated the One Communications Debt to increase the original facility to $37.5 million.  The amended and restated debt is scheduled to mature on May 22, 2022 and bears interest at the three month LIBOR rate plus an applicable margin rate ranging between 2.5% to 2.75% paid quarterly.  The amended and restated One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (net cash generated from operating activities plus interest expense less net capital expenditures to debt repayments plus interest expense).  The Company was in compliance with its covenants as of June 30, 2018

As a condition of the amendment and restatement of the One Communications Debt agreement, within 90 days of the refinance date the Company is required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the maturity of the One Communications Debt.  In July 2017, we entered into an amortizing interest rate swap.  This swap has been designated as a cash flow hedge, has an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.

In connection with the amendment and restatement of the One Communications Debt agreement, the Company increased the limit of its overdraft facility from $5.0 million to $10.0 million.  This facility has an interest rate of three month LIBOR plus 1.75%.

The Company capitalized $0.3 million of fees associated with the One Communications Debt, which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the debt.

As of June 30, 2018, $33.8 million of the One Communications Debt was outstanding, there were no borrowings under the overdraft facility, and $0.3 million of the capitalized fees remain unamortized.

Viya Debt (formerly Innovative Debt)

On July 1, 2016, the Company and certain of its subsidiaries entered into a $60.0 million loan agreement (the “Viya Debt”) with Rural Telephone Finance Cooperative (“RFTC”). The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”).  This covenant is tested on an annual basis at the end of each fiscal year.  Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of the Company’s Viya subsidiaries and is guaranteed by the Company.   Earlier in 2018, the Company began funding the restoration of Viya’s network through an intercompany loan arrangement which exceeded certain limitations on Viya incurring additional debt.  RTFC consented to these intercompany advances and increased the intercompany debt limit to $50.0 million.  Subsequent to the end of the second quarter end, RTFC increased the limit to $75.0 million at the Company’s request due to an increase in the on-going restoration and resiliency costs.

The Company paid a fee of $0.9 million to lock the interest rate at 4% per annum over the term of the Viya Debt.  The fee was recorded as a reduction to the Viya Debt carrying amount and will be amortized over the life of the loan.

As of June 30, 2018, $60.0 million of the Viya Debt remained outstanding and $0.7 million of the rate lock fee was unamortized.

9. GOVERNMENT GRANTS

Universal Service Fund

The Universal Service Fund (“USF”) is a system of subsidies and fees managed by the Federal Communications Commission’s (“FCC”). USF funds are disbursed to telecommunication providers through four programs: the Connect America Fund; Lifeline; Schools and Libraries Program (“E-Rate”); and Rural Health Care Support.  We participate in the Connect America Fund; Lifeline, E-Rate programs, and Rural Health Care Support programs.

The FCC’s Mobility Funds and High Cost Support programs are administered through the Connect America Fund.  The High-Cost Support program subsidizes telecommunications services in rural and remote areas.  The FCC created the Phase I Mobility Fund (“Phase I Mobility Fund”), a one-time award meant to support wireless coverage in underserved geographic areas in the United States.

The Company received $21.1 million of Phase I Mobility Fund support to our wholesale wireless business (the “Mobility Funds”) by expanding voice and broadband networks in certain geographic areas in order to offer either 3G or 4G service.  Of these funds, $7.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense.  The remaining $13.9 million received offsets operating expenses, of which $13.4 million has been recorded to date and $0.5 million is recorded within current liabilities in our consolidated balance sheet as of June 30, 2018. The Mobility Funds projects and their operating results are included within our U.S. Telecom segment. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses through the expiration of the arrangement in July 2018.

During the three and six months ended June 30, 2018, the Company recorded $4.1 million and $8.3 million, respectively, of revenue from High Cost Support in its International Telecom segment for U.S. Virgin Islands operations.  Also, during the three and six months ended June 30, 2018, the Company recorded $0.3 million and $0.6 million, respectively, of High Cost Support revenue in its US Telecom segment.  The Company is subject to certain operational, reporting and construction requirements as a result of this funding and we believe that we are in compliance with all of these requirements.  In addition, the Company received $8.2 million of additional funding authorized by the FCC for network restoration following the Hurricanes.

The E-Rate program provides discounted telecommunication access to eligible schools and libraries.  The program awards providers grants to build network connectivity for eligible participants and pays recurring charges for eligible broadband services.  The grants are distributed upon completion of a project.  As of June 30, 2018, the Company was awarded approximately $15.4 million of E-Rate grants with construction completion obligations between June 2019 and June 2020.  Once these projects are constructed the Company is obligated to provide service to the program participants.  The Company is in various stages of constructing the networks and has not received any of the funds.  The Company expects to meet all requirements associated with these grants.

The Company also receives funding to provide discounted telecommunication services to eligible customers under the E-Rate, Lifeline, and Rural Health Care Support Programs.  During the three and six months ended June 30, 2018 the company recorded revenue of $2.1 million and $4.3 million, respectively, in the aggregate from these programs.  The Company is subject to certain operational and reporting requirements under the programs and it believes that it is in compliance with all of these requirements.

Tribal Bidding Credit

As part of the broadcast television spectrum incentive auction, the FCC implemented a tribal lands bidding credit to encourage deployment of wireless services utilizing 600 Mhz spectrum on the lands of federally recognized tribes.  The Company received $7.4 million under this program in the first quarter of 2018.  A portion of these funds will be used to offset network capital costs and a portion will be used to offset the costs of supporting the networks.  The Company’s current estimate is that it will use $5.4 million to offset capital costs and, consequently, a reduction in future depreciation expense and $2.0 million to offset the cost of supporting the network which will reduce future operating expense.  The credits are subject to certain requirements, including deploying service by January 2021 and meeting minimum coverage metrics.  If the requirements are not met the funds may be subject to claw back provisions.  The Company currently expects to comply with all applicable requirements related to these funds.

10. EQUITY

Stockholders’ equity was as follows (in thousands):

	Six months ended June 30,
	2018			2017
	ATN	Non-Controlling		ATN	Non-Controlling	Total
	International, Inc.	Interests	Total Equity	International, Inc.	Interests	Equity
Equity, beginning of period	$688,727	$141,496	$830,223	$677,055	$132,114	$809,169
Stock-based compensation	3,679	—	3,679	3,764	—	3,764
Comprehensive income:					0
Net income	1,660	6,817	8,477	12,743	9,751	22,494
Projected pension benefit obligation	—	—	—	513	—	513
Unrealized (gain) loss on securities	181	—	181	(130)	—	(130)
Reclassifications of gains on sale of marketable securities to net income	—	—	—	(1,044)	—	(1,044)
Foreign Currency translation adjustment	(3,583)	—	(3,583)	2,232	—	2,232
Total comprehensive income (loss)	(1,742)	6,817	5,075	14,314	9,751	24,065
Issuance of common stock upon exercise of stock options	498	—	498	401	—	401
Dividends declared on common stock	(5,407)	—	(5,407)	(10,951)	—	(10,951)
Distributions to non-controlling interests	—	(12,975)	(12,975)	—	(3,491)	(3,491)
Investments made by non-controlling interests	—	—	—	—	123	123
Loss on deconsolidation of subsidiary	—	—	—	—	529	529
Change in accounting method- adoption of ASU 2016-09	—	—	—	110	—	110
Change in accounting method- adoption of ASU 2014-09	1,488	1,147	2,635	—	—	—
Repurchase of non-controlling interests	—	(61)	(61)	(670)	(285)	(955)
Purchase of treasury stock	(4,158)	—	(4,158)	(2,314)	—	(2,314)
Equity, end of period	$683,085	$136,424	$819,509	$681,709	$138,741	$820,450

11. NET INCOME (LOSS) PER SHARE

For the three and six months ended June 30, 2018 and 2017, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic weighted-average shares of common stock outstanding	15,962	16,195	15,996	16,176
Stock options	48	79	50	87
Diluted weighted-average shares of common stock outstanding	16,010	16,274	16,046	16,263

12. SEGMENT REPORTING

The Company has the following three reportable and operating segments: i) U.S. Telecom, ii) International Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended June 30, 2018

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$28,582	$21,914	$—	$—	$50,496
Wireline	1,702	59,567	—	—	61,269
Renewable Energy	—	—	6,023	—	6,023
Total Revenue	30,284	81,481	6,023	—	117,788
Depreciation and amortization	6,835	11,794	1,899	1,385	21,913
Non-cash stock-based compensation	—	20	29	2,054	2,103
Operating income (loss)	7,841	15,571	1,927	(9,586)	15,753

For the Three Months Ended June 30, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$34,921	$21,625	$—	$—	$56,546
Wireline	2,057	59,745	—	—	61,802
Renewable Energy	—	—	4,897	—	4,897
Total Revenue	36,978	81,370	4,897	—	123,245
Depreciation and amortization	6,246	13,134	1,830	1,044	22,254
Non-cash stock-based compensation	—	8	29	2,061	2,098
Operating income (loss)	13,147	10,765	846	(8,955)	15,803

For the Six Months Ended June 30, 2018

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$55,983	$45,060	$—	$—	$101,043
Wireline	2,800	106,565	—	—	109,365
Renewable Energy	—	—	11,855	—	11,855
Total Revenue	58,783	151,625	11,855	—	222,263
Depreciation and amortization	13,348	23,465	3,673	2,731	43,217
Non-cash stock-based compensation	—	48	57	3,574	3,679
Operating income (loss)	13,065	21,211	3,863	(18,177)	19,962

For the Six Months Ended June 30, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$72,623	$42,848	$—	$—	$115,471
Wireline	8,148	117,812	—	—	125,960
Renewable Energy	—	—	9,929	—	9,929
Total Revenue	80,771	160,660	9,929	—	251,360
Depreciation and amortization	12,797	26,250	3,284	2,416	44,747
Non-cash stock-based compensation	—	138	57	3,591	3,786
Operating income (loss)	28,533	20,691	2,287	(17,955)	33,556

(1)	Corporate and Other items refer to corporate overhead costs and consolidating adjustments

Selected balance sheet data for each of our segments as of June 30, 2018 and December 31, 2017 consists of the following (in thousands):

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
June 30, 2018
Cash, Cash equivalents, and Investments	$16,241	$49,882	$12,403	$90,176	$168,702
Total current assets	43,413	97,603	18,077	105,220	264,313
Fixed assets, net	92,435	442,854	150,022	17,657	702,968
Goodwill	35,269	25,421	3,280	—	63,970
Total assets	195,587	611,654	184,255	197,503	1,188,999
Total current liabilities	44,618	79,484	12,378	20,910	157,390
Total debt	—	92,774	58,227	—	151,001
December 31, 2017
Cash, Cash equivalents, and Investments	$19,585	$110,700	$8,120	$76,627	$215,032
Total current assets	40,975	190,396	18,060	93,497	342,928
Fixed assets, net	99,462	367,485	158,447	17,752	643,146
Goodwill	35,269	25,421	3,280	—	63,970
Total assets	200,142	629,007	192,406	184,050	1,205,605
Total current liabilities	41,248	91,887	14,754	13,816	161,705
Total debt	—	94,577	61,215	—	155,792

	Capital Expenditures

	U.S.	International		Renewable	Corporate and
Six months ended June 30,	Telecom	Telecom		Energy	Other (1)	Consolidated
2018	$7,266	$95,520	(2)	$1,388	$3,074	$107,248
2017	12,602	37,129		25,535	3,293	78,559

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

(2)

Includes $66.7 million of expenditures used to rebuild the Company’s damaged networks in the U.S. Virgin Islands which was impacted by the Hurricanes.  These expenditures were financed, in part, by the $34.6 million of insurance proceeds the Company received during the first quarter of 2018.

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

The Company’s Guyana subsidiary, GT&T, holds a license to provide domestic fixed services and international voice and data services in Guyana on an exclusive basis until December 2030. Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector. In connection therewith, the Company and GT&T have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GT&T’s exclusivity and other rights under the existing agreement and license. On July 18, 2016, the Guyana Parliament passed telecommunications legislation, and on August 5, 2016, the legislation was signed into law and introduces material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of creating a more competitive market.  The legislation does not have the effect of terminating the Company’s exclusive license.  Instead the legislation as passed requires the Minister of Telecommunications to conduct further proceedings and issue implementing orders to enact the various provisions of the legislation, including the issuance of competing licenses.  The Company cannot predict the manner in which or when the legislation will be implemented by the Minister of Telecommunications.

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

Historically, GT&T has been subject to other litigation proceedings and disputes in Guyana that, while not conclusively resolved, to the Company’s knowledge have not been the subject of discussions or other significant activity in the last five years. It is possible, but the Company believes unlikely, that these disputes, as discussed below, may be revived. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on the Company’s consolidated financial position, results of operation or liquidity.

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GT&T agreed to with the Government. GT&T has objected to the NFMU’s proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government’s prior agreement. In 2011, GT&T paid the NFMU $2.6 million representing payments in full for 2008, 2009 and 2010. However, by letter dated November 23, 2011, the NFMU stated that it did not concur with GT&T’s inference that the amount was payment in full for the specified years as it was NFMU’s continued opinion that the final calculation for spectrum fees was not agreed upon and was still an outstanding issue. By further letter dated November 24, 2011, the NFMU further rejected a proposal that was previously submitted jointly by GT&T and another communications provider that outlined a recommended methodology for the calculation of these fees. The NFMU stated that it would prepare its own recommendation for consideration by the Minister of Telecommunications, who would decide the matter.  GT&T has paid undisputed spectrum fees according to the methodology used for its 2011 payments, and has reserved amounts payable according to this methodology. There have been limited further discussions on this subject and GT&T has not had the opportunity to review any recommendation made by the NFMU to the Minister.

In November 2007, Caribbean Telecommunications Limited (“CTL”) filed a complaint in the U.S. District Court for the District of New Jersey against GT&T and ATN claiming breach of an interconnection agreement for domestic cellular services in Guyana and related claims. CTL asserted over $200 million in damages.  GT&T and ATN moved to dismiss the complaint on procedural and jurisdictional grounds. On January 26, 2009, the court granted the motions to dismiss the complaint on the grounds asserted. In November 2009 and again in April 2013, CTL filed and then abandoned a similar claim against GT&T and the Public Utility Commission in the High Court of Guyana. CTL once more filed a similar claim against the Company in December 2017, seeking damages of $25 million; however, this matter was dismissed in May 2018. CTL made an untimely filing for an appeal thereafter, which the court has not yet ruled on.

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

GT&T is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. The Company maintains that any liability GT&T might be found to have with respect to the disputed tax assessments, totaling $44.1 million, would be offset in part by the amounts necessary to ensure that GT&T’s return on investment was no less than 15% per annum for the relevant periods.  The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of June 30, 2018 for these matters.

14. PLATFORM INVESTMENTS

During the third quarter of 2017, the Company completed its investment in a managed services and technology business based in Bermuda.

During the second quarter of 2018, the Company established a new platform, based in the United States, to develop in-building wireless network technology which enables building owners to capitalize on the growing demand for better indoor wireless solutions.  Also during the second quarter of 2018, the Company established a new platform, based in the United States, to further develop large scale fiber networks to serve the telecommunications and content provider industries with network infrastructure to develop network solutions.

15. SUBSEQUENT EVENTS

 In July 2018, the Company completed the previously disclosed sale of approximately 100 cell sites.  The Company received no additional cash proceeds at closing from the sale and expects to record a gain on the sale of approximately $15 million in the third quarter of 2018.

On August 1, 2018 the IRS issued proposed regulations under Sec. 965 relating to the one time transition tax imposed as of December 31, 2017.  The Company is still analyzing the regulations to determine what if any impact they may have on amounts it recorded in the 2017 financial statements.

On August 7, 2018, the FCC authorized, approximately, an additional $7.3 million in funding to the Company for network restoration and hardening following the Hurricanes.

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

•

Renewable Energy.   In the United States, we provide distributed generation solar power to corporate and municipal customers. We also own and develop projects in India providing distributed generation solar power to corporate customers.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of June 30, 2018:

Segment	Services	Markets	Tradenames
U.S. Telecom	Wireless	United States (rural markets)	Commnet, Choice, Choice NTUA Wireless, WestNet, Geoverse
	Wireline	United States	Essextel, Deploycom
International Telecom	Wireline	Bermuda, Guyana, U.S. Virgin Islands, Cayman Islands	One, GTT+, Viya, Logic, Fireminds
	Wireless	Bermuda, Guyana, U.S. Virgin Islands	One, GTT+, Viya
	Video Services	Bermuda, U.S. Virgin Islands, Cayman Islands	One, Viya, Logic
Renewable Energy	Solar	United States (Massachusetts, California, and New Jersey), India	Ahana Renewables, Vibrant Energy

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their revenues, which is eliminated in consolidation. For information about our financial segments, see Note 12 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Impact of Hurricanes Irma and Maria

During September 2017, our operations and customers in the U.S. Virgin Islands were severely impacted by Hurricanes Irma and Maria (collectively, the “Hurricanes”).  Both our wireless and wireline networks and commercial operations were severely damaged by these storms.  As a result of the significant damage to our wireline network and the lack of consistent commercial power in the territory, we were unable to provide most of our wireline services, which comprise the majority of revenue in this business, since the Hurricanes and through much of the first six months of 2018.  Accordingly, revenue generated by our U.S. Virgin Islands operations decreased by $3.0 million and $16.2 million during the three and six months ended June 30, 2018 as compared to 2017 as a result of the Hurricanes and an additional $1.2 and $2.3 million for the three and six months ended June 30, 2018 as a result of our August 2017 sale of our operations in the British Virgin Islands.  However, the second quarter of 2018 was positively impacted by the recognition of $8.2 million in revenue funded by the additional receipt of high-cost Universal Service Funds.

During the six months ended June 30, 2018, we spent $66.7 million restoring and adding resiliency to our network which allowed us to reconnect roughly two-thirds of the households and three-quarters of businesses as of the period end.  We expect that our network restoration work will be substantially complete by the end of the third quarter of 2018.  However, returning our revenue to pre-Hurricane levels may take significant time as a result of population movements, the economic impact the Hurricanes had on the market, and our subscriber base’s appetite for continued wireline services.

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

U.S. Wireline Business

On March 8, 2017, we completed the sale of our integrated voice and data communications and wholesale transport businesses in New England and New York for consideration of $25.9 million (the “Sovernet Transaction”).  The consideration included $20.9 million of cash, $3.0 million of receivables, and $2.0 million of contingent consideration.  The $3.0 million of receivables are held in escrow to satisfy working capital adjustments in favor of the acquirer, to fund certain capital expenditure projects related to the assets sold and to secure our indemnification obligations.  The contingent consideration represents the fair value of future payments related to certain operational milestones of the disposed assets.  The value of the contingent consideration was up to $4.0 million based on whether or not the operational milestones were achieved by December 31, 2017.  In September 2017, based on progress toward achieving the operational milestones, and the December 31, 2017 deadline under which to do so, management determined that earning the contingent consideration was unlikely.  As a result the fair value of the contingent consideration was reduced to zero.  The amount was recorded as a loss on disposition of assets within operating income during the year ended December 31, 2017.

Universal Service Fund

The Universal Service Fund (“USF”) is a system of subsidies and fees managed by the Federal Communications Commission’s (“FCC”). USF funds are disbursed to telecommunication providers through four programs: the Connect America Fund; Lifeline; Schools and Libraries Program (“E-Rate”); and Rural Health Care Support.  We participate in the Connect America Fund; Lifeline, E-Rate, and Rural Health Care Support programs.

The FCC’s Mobility Funds and High Cost Support programs are administered through the Connect America Fund.  The High-Cost Support program subsidizes telecommunications services in rural and remote areas.  The FCC created the Phase I Mobility Fund (“Phase I Mobility Fund”), a one-time award meant to support wireless coverage in underserved geographic areas in the United States.

We have received $21.1 million of Phase I Mobility Fund support to our wholesale wireless business (the “Mobility Funds”) by expanding voice and broadband networks in certain geographic areas in order to offer either 3G or 4G service.  Of these funds, $7.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense.  The remaining $13.9 million received offsets operating expenses, of which $13.4 million has been recorded to date and $0.5 million is recorded within current liabilities in our consolidated balance sheet as of June 30, 2018. The Mobility Funds projects and their operating results are included within our U.S. Telecom segment. As part of the receipt of the Mobility Funds, we committed to comply with certain additional FCC construction and other requirements. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses through the expiration of the arrangement in July 2018.

During the three and six months ended June 30, 2018, we recorded $4.1 million and $8.3 million, respectively, of revenue from High Cost Support in its International Telecom segment for U.S. Virgin Islands operations.  Also, during the three and six months ended June 30, 2018, we recorded $0.3 million and $0.6 million, respectively, of High Cost Support revenue in its US Telecom segment.  We are subject to certain operational, reporting and construction requirements as a result of this funding and we believe that we are in compliance with all of these requirements.  In addition, we received $8.2 million of additional funding authorized by the FCC for network restoration following the Hurricanes.

The E-Rate program provides discounted telecommunication access to eligible schools and libraries.  The program awards providers grants to build network connectivity to eligible participants and pays recurring charges for eligible broadband services.  The grants are distributed upon completion of a project.  As of June 30, 2018, we were awarded approximately $15.4 million of E-Rate grants with construction completion obligations between June 2019 and June 2020.  Once these projects are constructed we are obligated to provide service to the program participants.  We are in various stages of constructing the networks and have not received any of the funds.  We expect to meet all requirements associated with these grants.

We also receive funding to provide discounted telecommunication services to eligible customers under the E-Rate, Lifeline, and Rural Health Care Support Programs.  During the three and six months ended June 30, 2018 the company recorded revenue of $2.1 million and $4.3 million, respectively, in the aggregate from these programs.  We are subject to certain operational and reporting requirements under the programs and we believe that we are in compliance with all of these requirements.

On August 7, 2018, the FCC authorized, approximately, an additional $7.3 million in funding to us for network restoration and hardening following the Hurricanes.  In addition, in a July 6, 2018 Notice of Proposed Rulemaking, the FCC has proposed to adopt a new, long-term high-cost support mechanism in the U.S. Virgin Islands through a program called the Connect USVI Fund.  Through the Connect USVI Fund, the FCC proposed to distribute over a period of years in the U.S. Virgin Islands $186.5 million of fixed-network support and $4.4 million of mobile-network support.  The FCC’s proposed Connect USVI Fund effectively would replace the current Mobility Fund and High-Cost Support funding in the U.S. Virgin Islands.  The FCC has sought comment on how to distribute the Connect USVI Fund support, and we, through our U.S. Virgin Islands affiliates, have proposed that the fixed-network support and a portion of the mobile-network support be allocated to our U.S. Virgin Islands affiliates.  The outcome of this proceeding, however, is unclear at this time, and it is possible that the total amount of High-Cost Support and/or Mobility Fund support received by our U.S. Virgin Islands affiliates may be increased, reduced or unchanged.

Tribal Bidding Credit

As part of the broadcast television spectrum incentive auction, the FCC implemented a tribal lands bidding credit to encourage deployment of wireless services utilizing 600 Mhz spectrum on the lands of federally recognized tribes.  We received $7.4 million under this program in the first quarter of 2018.  A portion of these funds will be used to offset network capital costs and a portion will be used to offset the costs of supporting the networks.  Our current estimate is that we will use $5.4 million to offset capital costs and, consequently, a reduction in future depreciation expense and $2.0 million to offset the cost of supporting the network which will reduce future operating expense.  The credits are subject to certain requirements, including deploying service by January 2021 and meeting minimum coverage metrics.  If the requirements are not met the funds may be subject to claw back provisions.  We currently expect to comply with all applicable requirements related to these funds.

Platform Investments

During the third quarter of 2017, we completed our investment in a managed services and technology business based in Bermuda.

During the second quarter of 2018, we established a new platform, based in the United States, to develop in-building wireless network technology which enables building owners to capitalize on the growing demand for better indoor wireless solutions.  Also during the second quarter of 2018, we established a new platform, based in the United States, to further develop large scale fiber networks to serve the telecommunications and content provider industries with network infrastructure to develop network solutions.

Selected Segment Financial Information

The following represents selected segment information for the quarters ended June 30, 2018 and 2017 (in thousands):

For the Three Months Ended June 30, 2018

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$28,582	$21,914	$—	$—	$50,496
Wireline	1,702	59,567	—	—	61,269
Renewable Energy	—	—	6,023	—	6,023
Total Revenue	30,284	81,481	6,023	—	117,788

Operating income (loss)	7,841	15,571	1,927	(9,586)	15,753

For the Three Months Ended June 30, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$34,921	$21,625	$—	$—	$56,546
Wireline	2,057	59,745	—	—	61,802
Renewable Energy	—	—	4,897	—	4,897
Total Revenue	36,978	81,370	4,897	—	123,245

Operating income (loss)	13,147	10,765	846	(8,955)	15,803

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

A quarter over quarter summary of our segment results is as follows:

•

U.S. Telecom.  Revenues within our U.S. Telecom segment decreased by $6.7 million, or 18.1%, to $30.3 million from $37.0 million for the three months ended June 30, 2018 and 2017, respectively.  Of this decrease, $6.4 million was attributable to our wholesale wireless operations which were subject to previously agreed reduced wholesale roaming rates and revenue caps with certain carrier customers.  The impact of the reduced roaming rates and revenue caps were partially offset by the increase in the number of our base stations and the increase in data traffic volumes. However, given the structure of the Company’s roaming arrangements as revised in 2017, the Company does not expect continued increase in traffic volumes or base stations to materially offset the decline in wholesale roaming revenue as compared to 2017 levels.  Partially offsetting this decrease in our wireless business was a $0.1 million increase in revenue from our retail wireless business.  Our wireline operations reported a decline in traffic volumes within our wholesale long-distance services resulting in a decrease in revenues of $0.6 million in that business.

Operating expenses within our U.S. Telecom segment decreased $1.4 million, or 5.9%, to $22.5 million from $23.9 million for the three months ended June 30, 2018 and 2017, respectively.  This decrease in operating expenses was primarily related to certain cost reduction measures throughout the segment’s operations.

As a result of the above, our U.S. Telecom segment’s operating income decreased $5.3 million, or 40.5%, to $7.8 million from $13.1 million for the three months ended June 30, 2018 and 2017, respectively.

•	International Telecom. Revenues within our International Telecom segment increased slightly to $81.5 million from $81.4 million for the three months ended June 30, 2018 and 2017, respectively.  This was the result of an increased in revenues in most of our international markets partially offset by a $3.0 million decrease in revenue within our U.S. Virgin Islands operations as a result of the Hurricanes and the sale of our operations in the British Virgin Islands.  These decreases within the U.S. Virgin Islands were partially offset by $8.2 million in additional funding from the Universal Service Fund and increases with our other international markets.

Operating expenses within our International Telecom segment decreased by $4.7 million, or 6.7%, to $65.9 million from $70.6 million for the three months ended June 30, 2018 and 2017, respectively.  This decrease was the result of a $6.4 million decrease in expenses within our U.S. Virgin Islands operations as we continue to restore services and operations impacted by the Hurricanes as well as the sale of our operations in the British Virgin Islands. We expect operating expenses in our International Telecom segment to increase to 2017 levels as we are able to restore service to our U.S. Virgin Islands operations.

As a result, our International Telecom segment’s operating income increased $4.8 million, or 44.4%, to $15.6 million from $10.8 million for the three months ended June 30, 2018 and 2017, respectively.

•

Renewable Energy.  Revenues within our Renewable Energy segment increased $1.1 million, or 22.4%, to $6.0 million from $4.9 million for the three months ended June 30, 2018 and 2017, respectively, primarily as a result of the increase in revenue from our newly completed solar power plants in India partially offset by a decrease in revenue in our U.S. operations as a result of the expiration of certain incentive energy credits from the state of California.

Operating expenses within our Renewable Energy segment remained consistent at $4.1 million for the three months ended June 30, 2018 and 2017.

As a result of the above, our Renewable Energy segment’s operating income increased by $1.1 million, or 137.5%, to $1.9 million from $0.8 million for the three months ended June 30, 2018 and 2017, respectively.

The following represents a quarter over quarter discussion and analysis of our results of operations for the quarters ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
REVENUE:
Wireless	$50,496	$56,546	$(6,050)	(10.7)%
Wireline	61,269	61,802	(533)	(0.9)
Renewable Energy	6,023	4,897	1,126	23.0
Total revenue	117,788	123,245	(5,457)	(4.4)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	28,257	30,922	(2,665)	(8.6)
Engineering and operations	18,409	19,378	(969)	(5.0)
Sales, marketing and customer services	8,413	8,729	(316)	(3.6)
General and administrative	26,754	26,011	743	2.9
Transaction-related charges	438	148	290	195.9
Depreciation and amortization	21,913	22,254	(341)	(1.5)
(Gain) loss on disposition of long-lived assets	(2,333)	—	(2,333)	(100.0)
Loss on damaged assets and other hurricane related charges	184	—	184	100.0
Total operating expenses	102,035	107,442	(5,407)	(5.0)
Income from operations	15,753	15,803	(50)	(0.3)
OTHER INCOME (EXPENSE):
Interest income	487	347	140	40.3
Interest expense	(2,327)	(2,153)	(174)	8.1
Other income (expense)	(1,045)	(492)	(553)	112.4
Other expense, net	(2,885)	(2,298)	(587)	25.5
INCOME BEFORE INCOME TAXES	12,868	13,505	(637)	(4.7)
Income tax expense	2,088	2,596	(508)	(19.6)
NET INCOME	10,780	10,909	(129)	(1.2)
Net income attributable to non-controlling interests, net of tax:	(3,564)	(5,026)	1,462	(29.1)
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$7,216	$5,883	$1,333	22.7%

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

The most significant competitive factor we face in our U.S. Telecom’s wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets. Occasionally, we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area. Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions. In exchange, the carrier agrees to lease us spectrum in that area and enter into a contract with specific pricing and terms. Historically, these arrangements typically have included a purchase right in favor of the carrier to purchase that portion of the network for a predetermined price, depending on when the right to purchase is exercised.  During July 2018, we completed the previously disclosed sale of approximately 100 cell sites which generated approximately $1.9 million of revenue during the second quarter of 2018, under one of these arrangements.  We received no additional cash proceeds at closing as the cash proceeds were previously received and deferred under our revenue arrangement.  We expect to record a gain on the sale of approximately $15 million in the third quarter of 2018.

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

Wireless revenue decreased by $6.0 million, or 10.7%, to $50.5 million for the three months ended June 30, 2018 from $56.5 million for the three months ended June 30, 2017.  The decreases in wireless revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireless revenue within our U.S. Telecom segment decreased by $6.3 million, or 18.1%, to $28.6 million from $34.9 million, for the three months ended June 30, 2018 and 2017, respectively.  Wholesale wireless revenue decreased by $6.4 million or 26.7%, to $24.0 million from $30.4 million for the three months ended June 30, 2018 and 2017, respectively, as a result of a reduction in wholesale roaming rates and the impact of contractual revenue caps with certain carrier customers.  The effect of the decrease in roaming rates and revenue caps was partially offset by growth in data traffic volumes as a result of capacity and technology upgrades to our network and the increase in the number of base stations to 1,121from 1,041 as of June 30, 2018 and 2017, respectively. Our U.S. Telecom’s retail wireless operations reported a slight increase in wireless revenues of $0.1 million, or 2.2%, to $4.6 million from $4.5 million for the three months ended June 30, 2018 and 2017, respectively.

•

International Telecom.  Within our International Telecom segment, wireless revenue increased by $0.3 million, or 1.4%, to $21.9 million for the three months ended June 30, 2018 from $21.6 million for the three months ended June 30, 2017.   Increases in most of our International Telecom markets were partially offset by a decrease in the U.S. Virgin Islands which were negatively impacted by the Hurricanes.

We expect wholesale wireless revenues within our U.S. Telecom segment to continue to decline and margins to contract as a result of previously disclosed contracts that significantly reduce rates and impose revenue caps as well as the July 2018 sale of 100 cell sites which generated $1.9 million of revenue during the three months ended June 30, 2018.  While we expect that wholesale data volumes will continue to increase due to increased demand combined with our increased capacity, we do not expect to significantly expand our footprint and expect that our reduced rates and revenue caps will mostly prevent us from realizing any revenue increase resulting from increased data volumes or additional base stations. As such, we expect that capital expenditures in this segment will be significantly less going forward.  While we are facing lower revenue as a result of the renegotiated roaming arrangements, we believe that maintaining roaming arrangements favorable to our carrier customers allows us to preserve wholesale revenue for a longer period of time while creating potential for a long‑lived shared infrastructure solution for carriers in areas they may consider to be non-strategic.

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

Wireline revenue.  Wireline revenue is generated by our U.S. Telecom and International Telecom segments.  Within our U.S. Telecom segment, wireline revenue is generated by our wholesale long-distance voice services to telecommunications carriers.   Within our International Telecom segment, wireline revenue is generated in Bermuda and the Caribbean (including the U.S. Virgin Islands) and includes internet, voice, and video service revenues as well as revenues from our new managed services and technology business.

Wireline revenue decreased by $0.5 million, or 0.9%, to $61.3 million from $61.8 million for the three months ended June 30, 2018 and 2017, respectively.  The decreases in wireline revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireline revenue decreased within our U.S. Telecom segment by $0.4 million, or 19.0%, to $1.7 million from $2.1 million, for the three months ended June 30, 2018 and 2017, respectively, as a result of decreased traffic volume within our wholesale long distance voice services operations.

•

International Telecom.  Within our International Telecom segment, wireline remained consistent at $59.6 million for the three months ended June 30, 2018 and 2017. Our U.S. Virgin Islands operations reported a decrease in wireline revenues of $2.2 million as a result of the extensive damage caused by the Hurricanes as well as the August 2017 sale of our British Virgin Islands operations.  These decreases within the U.S. Virgin Islands were partially offset by $8.2 million in additional funding from the Universal Service Fund and increases with our other international markets.

 Within our International Telecom segment, we anticipate that wireline revenue may continue to show decreases in the near-term, as compared to 2017, due to the continued impact of the Hurricanes and the time necessary to rebuild our wireline network to service our customers in the U.S. Virgin Islands. In all of our international markets we may incur a decline in video revenues as a result of subscribers using alternative methods to receive video content.  We anticipate that wireline revenue from our international long‑distance business in Guyana will continue to decrease as consumers seek to use alternative technology services to place calls as well as a result of the loss of market share should we cease to be the exclusive provider of domestic fixed and international long‑distance service in Guyana, whether by reason of the Government of Guyana implementing recently-passed legislation or new regulations or the lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, over the longer term such declines may be offset by increased revenue from data services to consumers and enterprises in Guyana, an increase in regulated local calling rates in Guyana, an increase in wholesale transport services and large enterprise and agency sales in the United States. We currently cannot predict when or if the Government of Guyana will take any action to implement such legislation or any other action that would otherwise affect our exclusive rights in Guyana. See Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

 Renewable energy revenue.  In the United States, renewable energy revenue represents revenue from the sale of electricity through domestic long-term (10 to 25 year) power purchase agreements (“PPAs”), the sale of SRECs which have a contract term of up to ten years.  Internationally, renewable energy revenue includes the generation of power through PPA’s from our solar plants in India and consulting fees.  Our PPAs, which are typically priced at or below local retail electricity rates, allow our customers to secure electricity at predictable and stable prices over the duration of their long-term contract. As such, our PPAs provide us with high-quality contracted cash flows which will continue over their average remaining life.

Renewable energy revenue increased $1.1 million, or 23.0%, to $6.0 million from $4.9 million for the three months ended June 30, 2018 and 2017, respectively, primarily as a result of a $1.5 million increase in revenue from our newly completed solar power plants in India partially offset by a $0.4 million decrease in our U.S. operations as a result of the expiration of certain performance-based incentive credits from the state of California.

We expect that renewable energy revenue within the United States will remain fairly consistent in the near term but will continue to decline in the longer term as the SRECs continue to expire.  Internationally, we expect that renewable energy will remain fairly consistent through the remainder of 2018.

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

Termination and access fees decreased by $2.7 million, or 8.6%, to $28.3 million from $30.9 million for the three months ended June 30, 2018 and 2017, respectively.  Decreases in termination and access fees, within our segments, consisted of the following:

•

U.S. Telecom. Termination and access fees within our U.S. Telecom segment decreased by $0.6 million, or 5.6%, to $10.1million from $10.7 million, for the three months ended June 30, 2018 and 2017, respectively, primarily as a result of a decrease in traffic volume within our wholesale long-distance voice services business.

•

International Telecom.  Within our International Telecom segment, termination and access fees decreased by $2.1 million, or 10.0%, to $18.8 million from $20.9 million, for the three months ended June 30, 2018 and 2017, respectively. This decrease was primarily caused by a $2.7 million reduction in television programming and other variable costs which were not incurred as a result of the impact of the Hurricanes and the sale of our operations in the British Virgin Islands.  The decreases were partially offset by the costs incurred by our new managed services and technology business.

•	Renewable Energy. Termination and access fees within our Renewable Energy segment increased slightly to $0.4 million from $0.3 million for the three months ended June 30, 2018 and 2017, respectively.

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

Engineering and operations expenses decreased by $1.0 million, or 5.0%, to $18.4 million from $19.4 million for the three months ended June 30, 2018 and 2017, respectively.  The net decrease in engineering and operations, within our segments, consisted of the following:

•	U.S. Telecom. Engineering and operations expenses remained consistent at $3.4 million within our U.S. Telecom segment for the three months ended June 30, 2018 and 2017.

•

International Telecom.  Within our International Telecom segment, engineering and operations expenses decreased by $0.8 million, or 5.1%, to $14.9 million from $15.7 million, for the three months ended June 30, 2018 and 2017, respectively. This decrease was primarily related to a decrease in our U.S. Virgin Islands operations which were impacted by the Hurricanes as well as decreases in our other International Telecom markets which experienced operational efficiencies during the quarter.

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

Sales and marketing expenses decreased by $0.3 million, or 3.6%, to $8.4 million from $8.7 million for the three months ended June 30, 2018 and 2017, respectively.  The net decrease in sales and marketing expenses, within our segments, consisted of the following:

•

U.S. Telecom. Sales and marketing expenses decreased within our U.S. Telecom segment by $0.5 million, or 41.7%, to $0.7 million from $1.2 million, for the three months ended June 30, 2018 and 2017, respectively, primarily as a result of a decrease in promotions and advertising within the retail operations of our wireless business.

•

International Telecom.  Within our International Telecom segment, our sales and marketing expenses increased by $0.2 million, or 2.7%, to $7.7 million from $7.5 million for the three months ended June 30, 2018 and 2017.  A decrease of $0.4 million in our U.S. Virgin Islands operations caused by the impact of the Hurricanes was offset by increases in our other International Telecom markets.

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

General and administrative expenses increased by $0.8 million, or 3.1%, to $26.8 million from $26.0 million for the three months ended June 30, 2018 and 2017, respectively.  Net increases in general and administrative expenses, within our segments, consisted of the following:

•

U.S. Telecom. General and administrative expenses increased by $0.5 million, or 15.2%, to $3.8 million from $3.3 million for the three months ended June 30, 2018 and 2017, respectively, primarily to support our wireless operations and our new in-building and large scale fiber network businesses.

•

International Telecom. General and administrative expenses decreased within our International Telecom segment by $0.4 million, or 3.0%, to $13.0 million from $13.4 million, for the three months ended June 30, 2018 and 2017, respectively.  The decrease was primarily related to a $1.3 million decrease within our U.S. Virgin Islands operations as it continues to recover from the impact of the Hurricanes.  This decrease was partially offset by increases in our other international markets including our new managed services and technology business.

•	Renewable Energy. General and administrative expenses within our Renewable Energy segment remained consistent at $1.8 million for the three months ended June 30, 2018 and 2017.
•

Corporate Overhead.  General and administrative expenses increased within our corporate overhead by $0.5 million, or 6.6%, to $8.1 million from $7.6 million, for the three months ended June 30, 2018 and 2017, respectively, primarily related to an increase in professional fees, in order to support our expanding operations.

We expect general and administrative expenses to increase over the next several quarters to help support the repair and restoration of our networks in our International Telecom segment which were impacted by the Hurricanes.  We also expect to incur additional general and administrative expenses to support our new managed services and technology business, our new in-building telecom operations and our new large scale fiber network business.

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

We incurred $0.4 million and $0.1 million of transaction‑related charges during the three months ended June 30, 2018 and 2017, respectively.  The 2018 transaction-related charges relate to our 2018 investments in our newly established in-building and large scale fiber network platforms.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses decreased by $0.3 million, or 1.5%, to $21.9 million from $22.3 million for the three months ended June 30, 2018 and 2017, respectively.  Net decreases in depreciation and amortization expenses, within our segments, consisted primarily of the following:

•

U.S. Telecom. Depreciation and amortization expenses increased within our U.S. Telecom segment by $0.6 million, or 9.7%, to $6.8 million from $6.2 million, for the three months ended June 30, 2018 and 2017, respectively, as a result of certain wireless network expansions and upgrades.

•

International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $1.3 million, or 9.9%, to $11.8 million from $13.1 million, for the three months ended June 30, 2018 and 2017, respectively. This decrease was primarily related to a $2.1 million reduction in depreciation expense in our U.S. Virgin Islands market on assets which were damaged and written off as a result of the Hurricanes partially offset by the expansion and upgrades of our network assets in other International Telecom markets.

•

Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment increased by $0.1 million, or 5.6%, to $1.9 million from $1.8 million as a result of capital expenditures primarily related to the construction of our solar operations in India.

•

Corporate Overhead.  Depreciation and amortization expenses increased by $0.4 million or 40.0% to $1.4 million from $1.0 million for the three months ended June 30, 2018 and 2017, respectively, as a result of certain tangible assets being placed into service.

 We expect depreciation expense to increase as we rebuild our networks in the International Telecom segment which were impacted by the Hurricanes and as we acquire more tangible assets to expand or upgrade our other telecommunications networks and build or acquire solar power generating facilities.

(Gain) loss on disposition of long-lived assets.  During the three months ended June 30, 2018, we recorded a gain on the disposition of long-lived assets of $2.3 million primarily as a result of the sale of certain telecommunication licenses within our U.S. wireless operations.

Loss on damaged assets and other hurricane related charges, net of insurance recovery.  During September 2017, our operations and customers in the U.S. Virgin Islands were severely impacted by the Hurricanes.  Both our wireless and wireline networks and commercial operations were severely damaged by these storms.

During the three months ended June 30, 2018, we incurred $0.2 million in expenses associated with the procurement of continued building maintenance, security services, the supply of alternative power and related professional fees.

Interest income.   Interest income represents interest earned on our cash, cash equivalents, restricted cash and short term investment balances.

Interest income increased to $0.5 million from $0.3 million for the three months ended June 30, 2018 and 2017, respectively.  The increase was primarily related to an increase in the return on our cash, cash equivalents and marketable securities as compared to the previous year.

Interest expense.  We incur interest expense on the Viya, One Communications and Ahana debt as well as commitment fees, letter of credit fees, amortization of debt issuance costs and interest incurred on our outstanding credit facilities.  For information about our Viya, One Communications and Ahana debt, see Note 8 of the Consolidated Financial Statements included in this report.

Interest expense increased by $0.2 million to $2.3 million from $2.2 million for the three months ended June 30, 2018 and 2017, respectively.  The increase was primarily the result of the increase in the One Communications debt which was refinanced in May 2017.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned and expenses we incurred.  For the three months ended June 30, 2018, other income (expense) was an expense of $1.0 million which was primarily related to losses on foreign currency transactions.  For the three months ended June 30, 2017, other income (expense) was an expense of $0.5 million which was primarily related to the loss on an equity method investment in our Aruba operations of $1.9 million offset by a gain on the sale of marketable securities of $0.8 million and net gains on foreign currency transactions of $0.6 million.

Income taxes.     Our effective tax rate for the three months ended June 30, 2018 and 2017 was 16.2% and 19.2%, respectively.  The effective tax rate for the three months ended June 30, 2018 was primarily impacted by the following items: (i) a $0.5 million benefit for the release of a capital loss valuation allowance due to a capital gain on a sale of a wireless license, and (ii) the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in jurisdictions where we cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S. Virgin Islands and India.   The effective tax rate for the three months ended June 30, 2017 was impacted by the following items:  (i) a benefit for the net capital loss due to the stock sales of our businesses in New England, New York and St. Maarten, and (ii) the mix of income generated among the jurisdictions in which we operate.  Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which we operate.  The effective tax rate in 2018 could be affected by adjustments to the provisional amounts recorded under the guidance of SAB 118 for the one-time transition tax and the revaluation of deferred tax assets and liabilities due to the U.S. statutory rate change in 2017 however no change has been recorded as of June 30, 2018.  While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations.  Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for U.S. federal, state, and foreign tax matters in future periods as new information becomes available.

Net income attributable to non-controlling interests, net of tax.  Net income attributable to non-controlling interests reflected an allocation of $3.6 million and $5.0 million of income generated by our less than wholly-owned subsidiaries for the three months ended June 30, 2018 and 2017, respectively, a decrease of $1.5 million or 29.1%.  Changes in net income attributable to non-controlling interests, within our segments, consisted of the following:

•

U.S. Telecom. Net income attributable to non-controlling interests, net of tax decreased by $1.0 million, or 55.6%, to $0.8 million from $1.8 million for the three months ended June 30, 2018 and 2017, respectively, primarily as a result of decreased profitability at certain less than wholly owned subsidiaries within our U.S. wireless retail operations.

•

International Telecom. Net income attributable to non-controlling interests, net of tax decreased by $0.4 million, or 13.3% to $2.6 million from $3.0 million, primarily as a result of decreased profitability in our less than wholly owned subsidiaries within our international operations.

•	Renewable Energy. Net income attributable to non-controlling interests, net of tax remained consistent at $0.2 million for the three months ended June 30, 2018 and 2017.

Net income attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders was $7.2 million and  $5.9 million for the three months ended June 30, 2018 and 2017, respectively.

On a per share basis, net income was $0.45 and $0.36 per diluted share for the three months ended June 30, 2018 and 2017, respectively.

Selected Segment Financial Information

The following represents selected segment information for the six months ended June 30, 2018 and 2017 (in thousands):

For the Six Months Ended June 30, 2018

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$55,983	$45,060	$—	$—	$101,043
Wireline	2,800	106,565	—	—	109,365
Renewable Energy	—	—	11,855	—	11,855
Total Revenue	58,783	151,625	11,855	—	222,263

Operating income (loss)	13,065	21,211	3,863	(18,177)	19,962

For the Six Months Ended June 30, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$72,623	$42,848	$—	$—	$115,471
Wireline	8,148	117,812	—	—	125,960
Renewable Energy	—	—	9,929	—	9,929
Total Revenue	80,771	160,660	9,929	—	251,360

Operating income (loss)	28,533	20,691	2,287	(17,955)	33,556

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

A year to date comparison our segment results is as follows:

•

U.S. Telecom.  Revenues within our U.S. Telecom segment decreased by $22.0 million, or 27.2%, to $58.8 million from $80.8 million for the six months ended June 30, 2018 and 2017, respectively.  Of this decrease, $16.4 million was attributable to our wholesale wireless operations which were subject to previously agreed reduced wholesale roaming rates and revenue caps with certain carrier customers.  This decrease in our wholesale wireless revenues was partially offset by the increase in the number of our base stations and the increase data traffic volumes, however, given the structure of the Company’s roaming arrangements as revised in 2017, the Company does not expect continued increase in traffic volumes or base stations to materially offset the decline in wholesale roaming revenue as compared to 2017 levels.  In addition, revenue from our retail wireless business decreased $0.2 million as a result of decreased subscribers and traffic volumes.  Our wireline operations reported a $5.7 million decrease in revenues as a result of the Sovernet Transaction which resulted in a decrease of $4.2 million and a decline in our wholesale long distance services of $1.5 million.

Operating expenses within our U.S. Telecom segment decreased $6.6 million, or 12.6%, to $45.7 million from $52.3million for the six months ended June 30, 2018 and 2017, respectively.  This decrease in operating expenses was primarily related to the impact of the Sovernet Transaction.

As a result of the above, our U.S. Telecom segment’s operating income decreased $15.4 million, or 54.0%, to $13.1 million from $28.5 million for the six months ended June 30, 2018 and 2017, respectively.

•

International Telecom.  Revenues within our International Telecom segment decreased $9.1million, or 5.7%, to $151.6 million from $160.7 million for the six months ended June 30, 2018 and 2017, respectively.  This decrease was the result of a $16.2 million decrease in revenue within our U.S. Virgin Islands operations as a result of the Hurricanes as well as the sale of our operations in the British Virgin Islands.  These decreases were partially offset by a $7.1 million increase in revenue in our other international telecom markets including our new managed services and technology business.

Operating expenses within our International Telecom segment decreased by $9.5 million, or 6.8%, to $130.4 million from $139.9 million for the six months ended June 30, 2018 and 2017, respectively.  This decrease was the result of a $13.7 million decrease in expenses within our U.S. Virgin Islands operations as we continue to restore service impacted by the Hurricanes as well as the sale of our operations in the British Virgin Islands.

As a result, our International Telecom segment’s operating income increased $0.5 million, or 2.4%, to $21.2 million from $20.7 million for the six months ended June 30, 2018 and 2017, respectively.

•

Renewable Energy.  Revenues within our Renewable Energy segment increased $2.0 million, or 20.2%, to $11.9 million from $9.9 million for the six months ended June 30, 2018 and 2017, respectively, primarily as a result of the increase in revenue from our newly completed solar power plants in India partially offset by a decrease in revenue in our U.S. operations as a result of the expiration of certain incentive energy credits from the state of California and adverse weather conditions in the northeast United States.

Operating expenses within our Renewable Energy segment increased $0.4 million, or 5.3%, to $8.0 million from $7.6 million for the six months ended June 30, 2018 and 2017, respectively, as we continued construction of certain solar power plants in India.

As a result, our Renewable Energy segment’s operating income increased by $1.6 million, or 69.6%, to $3.9 million from $2.3 million for the six months ended June 30, 2018 and 2017, respectively.

The following represents a year over year discussion and analysis of our results of operations for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)

REVENUE:
Wireless	$101,043	$115,471	$(14,428)	(12.5)%
Wireline	109,365	125,960	(16,595)	(13.2)
Renewable Energy	11,855	9,929	1,926	19.4
Total revenue	$222,263	$251,360	$(29,097)	(11.6)%
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	54,171	63,924	(9,753)	(15.3)
Engineering and operations	36,561	39,061	(2,500)	(6.4)
Sales, marketing and customer services	16,974	17,765	(791)	(4.5)
General and administrative	52,296	50,370	1,926	3.8
Transaction-related charges	465	826	(361)	(43.7)
Depreciation and amortization	43,217	44,747	(1,530)	(3.4)
(Gain) loss on disposition of long-lived assets	(2,049)	1,111	(3,160)	(284.4)
Loss on damaged assets and other hurricane related charges, net of insurance recovery	666	—	666	100.0
Total operating expenses	$202,301	$217,804	$(15,503)	(7.1)%
Income from operations	$19,962	$33,556	$(13,594)	(40.5)%
OTHER INCOME (EXPENSE):
Interest income	853	633	220	34.8
Interest expense	(4,532)	(4,469)	(63)	1.4
Loss on deconsolidation of subsidiary	—	(529)	529	(100.0)
Other expense, net	(1,798)	(973)	(825)	84.8
Other income (expense), net	$(5,477)	$(5,338)	$(139)	2.6%
INCOME BEFORE INCOME TAXES	14,485	28,218	(13,733)	(48.7)
Income tax expense	6,008	5,724	284	5.0
NET INCOME	8,477	22,494	(14,017)	(62.3)
Net income attributable to non-controlling interests, net of tax:	(6,816)	(9,751)	2,935	(30.1)
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$1,661	$12,743	$(11,082)	(87.0)%

Wireless revenue.  Wireless revenue decreased by $14.4 million, or 12.5%, to $101.0 million for the six months ended June 30, 2018 from $115.5 million for the six months ended June 30, 2017.  The decreases in wireless revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireless revenue within our U.S. Telecom segment decreased by $16.6 million, or 22.9%, to $56.0 million from $72.6 million, for the six months ended June 30, 2018 and 2017, respectively.  Wholesale wireless revenue decreased by $16.5 million or 26.0%, to $47.0 million from $63.5 million for the six months ended June 30, 2018 and 2017, respectively, as a result of a reduction in wholesale roaming rates and the impact of contractual revenue caps with certain carrier customers.  The effect of the decrease in roaming rates and revenue caps was partially offset by growth in data traffic volumes as a result of capacity and technology upgrades to our network and the increase in the number of base stations to 1,121 from 1,041 as of June 30, 2018 and 2017, respectively. Our U.S. Telecom’s retail operations reported a decrease in wireless revenues of $0.3 million, or 3.3%, to $8.9 million from $9.2 million for the six months ended June 30, 2018 and 2017, respectively, as a result of a decrease in subscribers and traffic volumes.

•

International Telecom.  Within our International Telecom segment, wireless revenue increased by $2.3 million, or 5.4%, to $45.1 million for the six months ended June 30, 2018 from $42.8 million for the six months ended June 30, 2017.   This increase was primarily related to an increase in roaming revenues within our U.S. Virgin Islands operations as a result of our carrying the wireless traffic of other carriers’ networks that were also negatively impacted by the Hurricanes partially offset by the effects on us of the Hurricanes.

Wireline revenue.  Wireline revenue decreased by $16.6 million, or 13.2%, to $109.4 million from $126.0 million for the six months ended June 30, 2018 and 2017, respectively.  The decreases in wireline revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireline revenue decreased within our U.S. Telecom segment by $5.7 million, or 70.4%, to $2.8 million from $8.1 million, for the six months ended June 30, 2018 and 2017, respectively, primarily due to the Sovernet Transaction which resulted in a $4.2 million reduction in wireline revenue.  The remainder of the decrease relates to a decrease in traffic volume within our wholesale long-distance voice services operations.

•

International Telecom.  Within our International Telecom segment, wireline revenue decreased by $10.9 million, or 9.3%, to $106.6 million from $117.8 million, for the six months ended June 30, 2018 and 2017, respectively. This decrease was the result of a $15.8 million decrease in revenue within our U.S. Virgin Islands operations which were impacted by the Hurricanes and a $2.3 million decrease from the August 2017 sale of our operations in the British Virgin Islands.  These decreases were partially offset by a $4.9 million increase in revenue in our other International Telecom markets.

  Renewable energy revenue.  Renewable energy revenue increased $1.9 million, or 19.4%, to $11.9 million from $9.9 million for the six months ended June 30, 2018 and 2017, respectively, primarily as a result of by the increase in revenue from our newly completed solar power plants in India partially offset by a $0.6 million decrease in our U.S. operations as a result of the expiration of certain incentive energy credits from the state of California and adverse weather conditions in the northeast United States.

Termination and access fee expenses.  Termination and access fees decreased by $9.8 million, or 15.3%, to $54.2 million from $63.9 million for the six months ended June 30, 2018 and 2017, respectively.  Decreases in termination and access fees, within our segments, consisted of the following:

•

U.S. Telecom. Termination and access fees within our U.S. Telecom segment decreased by $3.8 million, or 16.0%, to $19.1 million from $21.9 million, for the six months ended June 30, 2018 and 2017, respectively.  Of this decrease, $2.2 million was related to the effects of the Sovernet Transaction within our wireline operations.  Additionally, a decrease in traffic volume within our wholesale long-distance voice services business resulted in a decrease in termination and access fees of $1.4 million within that business.

•

International Telecom.  Within our International Telecom segment, termination and access fees decreased by $5.6 million, or 13.5%, to $34.5 million from $41.4 million, for the six months ended June 30, 2018 and 2017, respectively. Substantially all of this decrease was caused by a reduction in television programming and other variable costs which were not incurred as a result of the impact of the Hurricanes and the sale of our operations in the British Virgin Islands.  These decreases were partially offset by the costs incurred by our new managed services and technology business.

•	Renewable Energy. Termination and access fees within our Renewable Energy increased slightly to $0.7 million from $0.6 million for the six months ended June 30, 2018 and 2017, respectively.

Engineering and operations expenses.  Engineering and operations expenses decreased by $2.5 million, or 6.4%, to $36.6 million from $39.1 million for the six months ended June 30, 2018 and 2017, respectively.  The net decrease in engineering and operations, within our segments, consisted of the following:

•

U.S. Telecom. Engineering and operations expenses decreased within our U.S. Telecom segment by $0.9 million, or 12.7%, to $6.2 million from $7.1million, for the six months ended June 30, 2018 and 2017,

respectively, primarily as a result of the Sovernet Transaction, which resulted in a decrease of $0.6 million, and operating efficiencies within our wireless businesses.
•

International Telecom.  Within our International Telecom segment, engineering and operations expenses decreased by $1.5 million, or 4.8%, to $29.9 million from $31.4 million, for the six months ended June 30, 2018 and 2017, respectively. This decrease was primarily related to a decrease in our U.S. Virgin Islands operations which were impacted by the Hurricanes and our other international markets which experienced operational efficiencies.

 Sales and marketing expenses.  Sales and marketing expenses decreased by $0.8 million, or 4.5%, to $17.0 million from $17.8 million for the six months ended June 30, 2018 and 2017, respectively.  The net decrease in sales and marketing expenses, within our segments, consisted of the following:

•

U.S. Telecom. Sales and marketing expenses decreased within our U.S. Telecom segment by $1.0 million, or 41.7%, to $1.4 million from $2.4 million, for the six months ended June 30, 2018 and 2017, respectively, primarily as a result of a decrease in promotions and advertising within the retail operations of our wireless business of $0.8 million and a reduction of $0.1 million relating to the effects of the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, our sales and marketing expenses increased by $0.2 million, or 1.3%, to $15.5 million from $15.3 million for the six months ended June 30, 2018 and 2017.  The increase reported from most of our international markets was partially offset by a decrease of $1.3 million in our U.S. Virgin Islands operations, caused by the impact of the Hurricanes.

 General and administrative expenses.  General and administrative expenses increased by $1.9 million, or 3.8%, to $52.3 million from $50.4 million for the six months ended June 30, 2018 and 2017, respectively.  Net increases in general and administrative expenses, within our segments, consisted of the following:

•

U.S. Telecom. General and administrative expenses increased by $0.6 million, or 8.8%, to $7.4 million from $6.8 million primarily to support our wireless operations partially offset by a $0.5 million impact of the Sovernet Transaction.

•

International Telecom. General and administrative expenses increased within our International Telecom segment by $0.5 million, or 3.5%, to $26.3 million from $25.8 million, for the six months ended June 30, 2018 and 2017, respectively.  The increase was primarily related to our new managed services and technology business partially offset by a decrease in our U.S. Virgin Islands operations as it continues to recover from the impact of the Hurricanes.

•	Renewable Energy. General and administrative expenses within our Renewable Energy segment remained consistent at $3.5 million for the six months ended June 30, 2018 and 2017.

•

Corporate Overhead.  General and administrative expenses increased within our corporate overhead by $0.8 million, or 5.6%, to $15.1 million from $14.3 million, for the six months ended June 30, 2018 and 2017, respectively, primarily related to an increase in professional fees, in order to support our expanding operations.

 Transaction-related charges.  We incurred $0.5 million and $0.8 million of transaction‑related charges during the six months ended June 30, 2018 and 2017, respectively. The 2018 transaction-related charges were in connection with our new in-building and large scale fiber network businesses.  Substantially all of the 2017 expenses were related to the Sovernet Transaction.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased by $1.5 million, or 3.4%, to $43.2 million from $44.7 million for the six months ended June 30, 2018 and 2017, respectively.  Net decreases in depreciation and amortization expenses, within our segments, consisted primarily of the following:

•	U.S. Telecom. Depreciation and amortization expenses increased within our U.S. Telecom segment by $0.5 million, or 3.9%, to $13.3 million from $12.8 million, for the six months ended June 30, 2018 and 2017, respectively, as a result of certain wireless network expansions and upgrades partially offset by the effects of the Sovernet Transaction which reduced depreciation and amortization expenses by $0.6 million.

•

International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $2.8 million, or 10.6%, to $23.5 million from $26.3 million, for the six months ended June 30, 2018 and 2017, respectively. This decrease was primarily related to a $4.3 million reduction in depreciation expense within our U.S. Virgin Islands market on assets which were damaged and written off as a result of the Hurricanes partially offset by the expansion and upgrades of our network assets in other International Telecom markets.

•

Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment increased by $0.4 million, or 12.1%, to $3.7 million from $3.3 million as a result of capital expenditures primarily related to the construction of our solar operations in India.

•

Corporate Overhead.  Depreciation and amortization expenses increased by $0.3 million or 12.5% to $2.7 million from $2.4 million for the six months ended June 30, 2018 and 2017, respectively, as a result of certain tangible assets being placed into service.

(Gain) loss on disposition of long-lived assets.   During the six months ended June 30, 2018, we recorded a gain on the disposition of long-lived assets of $2.0 million as a result of  a $2.4 million gain on the sale of certain telecommunication licenses within our U.S. wireless operations segment partially offset by the disposal of miscellaneous assets also within our U.S. wireless operations.  During the six months ended June 30, 2017, we recorded a loss of $1.1 million in connection with the Sovernet Transaction.

Loss on damaged assets and other hurricane related charges, net of insurance recovery. During September 2017, our operations and customers in the U.S. Virgin Islands were severely impacted by the Hurricanes.  During the six months ended June 30, 2018, we incurred $0.7 million in expenses associated with the procurement of continued building maintenance, security services, the supply of alternative power and related professional fees.

Interest income.   Interest income increased to $0.9 million from $0.6 million for the six months ended June 30, 2018 and 2017, respectively.  The increase was primarily related to an increase in the return on our cash, cash equivalents and marketable securities as compared to the previous year.

Interest expense.  Interest expense remained consistent at $4.5 million for the six months ended June 30, 2018 and 2017 as a result of a decrease in the Ahana debt due to the semi-annual repayments of such debt offset by the increase in the One Communications debt which was refinanced in May 2017.

Loss on deconsolidation of subsidiary.  During the six months ended June 30, 2017, we recorded a $0.5 million loss on the deconsolidation of our U.S. Wireline operations upon the completion of the Sovernet Transaction.

Other income (expense), net.  For the six months ended June 30, 2018, other income (expense) was an expense of $1.8 million which was primarily related to losses on foreign currency transactions.  For the six months ended June 30, 2017, other income (expense) was an expense of $1.1 million which was primarily related to a loss on our equity method investment in our Aruba operations of $1.9 million partially offset by a gain on the sale of marketable securities of $0.8 million.

Income taxes.   Our effective tax rate for the six months ended June 30, 2018 and 2017 was 41.5% and 20.3%, respectively.  The effective tax rate for the six months ended June 30, 2018 was primarily impacted by the following items: (i) a $0.7 million provision for the intercompany sale of assets from the U.S. to the U.S. Virgin Islands,  (ii) a $0.5 million increase (net) in unrecognized tax benefits recognized discretely, (iii)  a $0.5 million benefit for the release of a capital loss valuation allowance due to a capital gain on a sale of a wireless license, and (iv) the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in jurisdictions where we cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S. Virgin Islands and India.   The effective

tax rate for the six months ended June 30, 2017 was impacted by the following items:  (i) a benefit for the net capital loss due to the stock sales of our businesses in New England, New York and St. Maarten, and (ii) the mix of income generated among the jurisdictions in which we operate.  Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which we operate.  The effective tax rate in 2018 could be affected by adjustments to the provisional amounts recorded under the guidance of SAB 118 for the one-time transition tax and the revaluation of deferred tax assets and liabilities due to the U.S. statutory rate change in 2017 however no change has been recorded as of June 30, 2018.  While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations.  Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for U.S. federal, state, and foreign tax matters in future periods as new information becomes available.

Net income attributable to non-controlling interests, net of tax.  Net income attributable to non-controlling interests reflected an allocation of $6.8 million and $9.8 million of income generated by our less than wholly-owned subsidiaries for the six months ended June 30, 2018 and 2017, respectively, a decrease of $2.9 million or 30.1%.  Changes in net income attributable to non-controlling interests, net of tax, within our segments, consisted of the following:

•

U.S. Telecom. Net income attributable to non-controlling interests, net of tax decreased by $2.7 million, or 64.3%, to $1.5 million from $4.2 million for the six months ended June 30, 2018 and 2017, respectively, primarily as a result of decreased profitability at certain less than wholly owned subsidiaries within our U.S. wireless retail operations.

•

International Telecom. Net income attributable to non-controlling interests, net of tax decreased by $0.2 million, or 4.0% to $4.8 million from $5.0 million, primarily as a result of decreased profitability in our less than wholly owned subsidiaries within our international operations.

•

Renewable Energy. Net income attributable to non-controlling interests, net of tax decreased by $0.1 million, or 16.7% to $0.5 million from $0.6 million for the six months ended June 30, 2018 and 2017, respectively.

Net income attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders was $1.7 million and $12.7 million for the six months ended June 30, 2018 and 2017, respectively.

On a per share basis, net income was $0.10 and $0.78 per diluted share for the six months ended June 30, 2018 and 2017, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.  For a discussion of ongoing proceedings, see Note 13 to the Unaudited Condensed Consolidated Financial Statements in this Report.

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

As of June 30, 2018, we have not made any adjustments to the Transition Toll Tax estimated at December 31, 2017. The Transition Toll Tax will be paid over an eight-year period, starting in 2018, and will not accrue interest.  The first installment was paid in April 2018.

At June 30, 2018, we continue to provisionally assert that our earnings are permanently reinvested outside the U.S.; however the tax impact of subsequent cash distributions from our foreign subsidiaries will be limited to foreign withholding, where applicable, and state taxes.  A cash dividend from Guyana was made in 2018, however these distributions are not subject to Guyanese withholding tax and the US state tax impact is minimal.

Effect on Deferred Tax Assets and Liabilities and other Adjustments

Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.  Our deferred tax balances at December 31, 2017 were adjusted for the impact of the 2017 Tax Act, no further adjustment has been recorded as of June 30, 2018.

The BEAT provisions in the 2017 Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. We do not expect we will be subject to this tax and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the six months ended June 30, 2018.  Based on our initial calculation under the GILTI rules, we do not have an inclusion as of June 30, 2018.  The FASB staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

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

The final determination of the Transition Toll Tax and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.  As previously noted, as of June 30, 2018, there have been no adjustments to these estimates.

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

As of June 30, 2018, we had approximately $180.1 million in cash, cash equivalents and restricted cash. Of this amount, $49.5 million was held by our foreign subsidiaries and is provisionally indefinitely invested outside the United States. The amount held by our foreign subsidiaries decreased from the December 31, 2017 balance of $113.9 million primarily as the result of a $52.0 million dividend paid by our Guyana subsidiary during the first quarter of 2018 of which $41.6 million was paid to ATN (and eliminated in consolidation) while the remaining $10.4 million was paid to that subsidiary’s minority shareholder. As the 2017 Tax Act resulted in a one-time transition tax on the deemed repatriation of foreign earnings for federal tax purposes, the tax impact of subsequent cash distributions will be limited to foreign withholding tax, where applicable,  and state taxes.  In addition, we had approximately $151.0 million of debt, net of unamortized deferred financing costs, as of June 30, 2018. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Capital expenditures.  Historically, a significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks and to expand our renewable energy operations.

For the six months ended June 30, 2018 and 2017, we spent approximately $107.2 million and $78.6 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	U.S.	International		Renewable	Corporate and
Six months ended June 30,	Telecom	Telecom		Energy	Other (1)	Consolidated
2018	$7,266	$95,520	(2)	$1,388	$3,074	$107,248
2017	12,602	37,129		25,535	3,293	78,559

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

(2)

Includes $66.7 million of expenditures used to rebuild our damaged networks in the U.S. Virgin Islands which was impacted by the Hurricanes.  These expenditures were financed, in part, by the $34.6 million of insurance proceeds we received during the first quarter of 2018.

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  Such investments include the upgrade and expansion of both our wireline and wireless telecommunications networks as well as our service delivery platforms. We expect 2018 capital expenditures for our domestic and international telecom businesses to be approximately $80 million excluding Hurricane restoration costs in the U.S. Virgin Islands.  Hurricane restoration costs, which include network restoration and resiliency spending in the U.S. Virgin Islands, is expected to be approximately $75 million in 2018.  To a smaller extent we also continue to invest in expanding our renewable energy assets.  We estimate capital expenditures of approximately $5 million to $7 million will be spent during 2018 to finish the initial phase of our India renewable energy construction.  However, continued expansion in the India market is largely dependent on our ability to secure local financing and the timing, terms and conditions of such financing, which are difficult to estimate at this time.

We expect to fund our current capital expenditures primarily from our current cash balances and cash generated from operations but may secure additional financing to support renewable energy capital expenditures in India.

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

Dividends.  We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the six months ended June 30, 2018, our Board declared $5.4 million of dividends to our stockholders, which includes a $0.17 per share dividend declared on June 14, 2018 and paid on July 10, 2018. We have declared quarterly dividends for the last 79 fiscal quarters.

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  During the six months ended June 30, 2018, we repurchased $1.6 million under the 2016 Repurchase Plan and have $37.7 million available to be repurchased under that plan as of June 30, 2018.

Sources of Cash

Total liquidity.  As of June 30, 2018, we had approximately $180.1 million in cash, cash equivalents and restricted cash which represents a decrease of $39.8 million from the December 31, 2017 balance of $219.9 million. The decrease is primarily attributable to cash used for capital expenditures of $107.2 million (including $66.7 million for the rebuild of our network in the U.S. Virgin Islands following the Hurricanes), distributions to our minority shareholders of $12.8 million (which includes a distribution to the minority shareholder of our Guyana subsidiary of $10.4 million), dividends paid on our common stock of $5.4 million, the repurchase of our common stock of $3.7 million and the principal repayment of our debt of $4.8 million.  These amounts were partially offset by cash provided by our operations of $46.0 million and the receipt of $34.6 million of insurance proceeds relating to the damages we incurred as a result of the Hurricanes, the net proceeds from the sale of assets and investments of $9.5 million and receipt of government grants of $5.4 million.

Cash provided by operations.  Cash provided by operating activities was $46.0 million for the six months ended June 30, 2018 as compared to $65.5 million for the six months ended June 30, 2017.  The decrease of $19.5 million was related to a decrease of $16.2 million within our U.S. Telecom segment which was primarily the result of the decrease in revenues due to the reduction in wholesale roaming rates and the impact of contractual revenue caps with certain carrier customers, a decrease of $14.2 million within our International Telecom segment primarily related to the impact of the Hurricanes and a decrease of $2.5 million within our renewable energy segment. These decreases were partially offset by an increase in cash flow from operations of $13.4 million as a result of the timing of payments made for accounts payable and income taxes.

Cash used in investing activities.  Cash used in investing activities was $58.8 million and $90.0 million for the six months ended June 30, 2018 and 2017, respectively.  The six months ended June 30, 2018 included $34.6 million of insurance proceeds relating to business interruptions and damages incurred as a result of the Hurricanes, $5.4 million of cash received for government grants and $9.5 million received for the proceeds on the sale of marketable securities and other investments.     The six months ended June 30, 2017 included aggregate proceeds of $22.6 million received from the Sovernet Transaction and the sale of our operations in St. Maarten.  These cash receipts were offset by capital expenditures of $107.2 million (including $66.7 million for the rebuild of our network in the U.S. Virgin Islands which was impacted by the Hurricanes) and $2.0 million used for certain strategic investments during the six months ended June 30, 2018 while $78.6 million was used for capital expenditures  for the six months ended June 30, 2017.

Cash used in financing activities.   Cash used in financing activities was $26.8 million and $15.5 million during the six months ended June 30, 2018 and 2017, respectively.  The increase in cash used for financing activities of $11.3 million was primarily related to a $5.6 million reduction in the dividends paid to our shareholders, a $9.5 million increase in the distributions made to minority shareholders (primarily the minority shareholder of our Guyana subsidiary) and the 2017 refinancing of the One Communications debt totaling $8.6 million.

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

On January 11, 2016, we amended the Credit Facility to increase the amount we are permitted to invest in our “unrestricted” subsidiaries, which are not subject to the covenants of the Credit Facility, from $275 million to $400 million (as such increased amount shall be reduced from time to time by the aggregate amount of certain dividend payments to our stockholders).  The Amendment also provides for the incurrence by us of incremental term loan facilities, when combined with increases to revolving loan commitments under the Credit Facility, in an aggregate amount not to exceed $200 million, which facilities shall be subject to certain conditions, including pro forma compliance with the total net leverage ratio financial covenant under the Credit Facility.

   The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2018, we were in compliance with all of the financial covenants of the Credit Facility.

 As of June 30, 2018, we had no borrowings under the Credit Facility.

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

The Original Ahana Debt also included a loan from Public Service Electric & Gas (the “PSE&G Loan”).  The PSE&G Loan bears interest at 11.3%, matures in 2027, and is secured by certain solar facilities.  Repayment of the Original Ahana Debt with PSE&G can be made in either cash or SRECs, at our discretion, with the value of the SRECs being fixed at the time of the loan’s closing.  Historically, we have made all repayments of the PSE&G Loan using SRECs.

On December 19, 2016, Ahana’s wholly owned subsidiary, Ahana Operations, issued $20.6 million in aggregate principal amount of 4.427% senior notes due 2029 (the “Series A Notes”) and $45.2 million in aggregate principal amount of 5.327% senior notes due 2031 (the “Series B Notes” and collectively with the Series A Notes and the PSE&G Loan, the “Ahana Debt”).  Interest and principal are payable semi-annually, until the respective maturity dates of March 31, 2029 (for the Series A Notes) and September 30, 2031 (for the Series B Notes).  Cash flows generated by the solar projects that secure the Series A Notes and Series B Notes are only available for payment of such debt and are not available to pay other obligations or the claims of the creditors of Ahana or its subsidiaries. However, subject to certain restrictions, Ahana Operations holds the right to the excess cash flows not needed to pay the Series A Notes and Series B Notes and other obligations arising out of the securitizations.  The Series A Notes and Series B Notes are secured by certain assets of Ahana and are guaranteed by certain of its subsidiaries.

A portion of the proceeds from the issuances of the Series A Notes and Series B Notes was used to repay the Original Ahana Debt in full except for the PSE&G Loan which remained outstanding after the refinancing.

The Series A Notes and the Series B Notes contain customary representations, warranties and certain affirmative and negative covenants, which limit additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Series A Notes and Series B Notes are subject to financial covenants that impose 1) a maximum debt service coverage ratio and 2) a maximum ratio of the present value of Ahana’s future cash flow to the aggregate principal amounts of all outstanding obligations.  These financial covenants are tested semi-annually for Ahana Operations on a consolidated basis and on an individual basis for certain subsidiaries.  Both the Series A Notes and Series B Notes may be redeemed at any time, in whole or part, subject to a make-whole premium.  As of June 30, 2018, we were in compliance with all of the financial covenants of the Series A Notes and the Series B Notes.

We capitalized $2.8 million of fees associated with the Series A Notes and Series B Notes which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the notes.

As of June 30, 2018, $2.1 million of the Original Ahana Debt and $58.6 million of the Series A Notes and Series B Notes remained outstanding, and $2.6 million of the capitalized fees remain unamortized.

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

On May 22, 2017, we amended and restated the One Communications Debt to increase the original facility to $37.5 million.  The amended and restated debt is scheduled to mature on May 22, 2022 and bears interest at the three month LIBOR rate plus an applicable margin rate ranging between 2.5% to 2.75% paid quarterly.  The amended and restated One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (net cash generated from operating activities plus interest expense less net capital expenditures to debt repayments plus interest expense).  We were in compliance with its covenants as of June 30, 2018.

As a condition of the amendment and restatement agreement, within 90 days of the refinance date we were required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the maturity of the One Communications Debt.  In July 2017, we entered into an amortizing interest rate swap.  This swap has been designated as a cash flow hedge, has an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.

In connection with the amendment and restated of the One Communications Debt, we increased the limit of its overdraft facility from $5.0 million to $10.0 million.  This facility has an interest rate of three month LIBOR plus 1.75%.

We capitalized $0.3 million of fees associated with the One Communications Debt, which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the debt.

As of June 30, 2018, $33.8 million of the One Communications Debt was outstanding, there were no borrowings under the overdraft facility, and $0.3 million of the capitalized fees remain unamortized.

Viya Debt (formerly Innovative Debt)

On July 1, 2016, we and certain of our subsidiaries entered into a $60.0 million loan agreement (the “Viya Debt”) with Rural Telephone Finance Cooperative (“RFTC”). The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”).  This covenant is tested on an annual basis at the end of each fiscal year.  Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of our Viya subsidiaries and is guaranteed by us.   Earlier in 2018, we began funding the restoration of Viya’s network through an intercompany loan arrangement which exceeded certain limitations on Viya incurring additional debt.  RTFC consented to these intercompany advances and increased the intercompany debt limit to $50.0 million.  Subsequent to the end of the second quarter end, RTFC increased the limit to $75.0 million at our request due to an increase in the on-going restoration and resiliency costs.

We paid a fee of $0.9 million to lock the interest rate at 4% per annum over the term of the Viya debt.  The fee was recorded as a reduction to the Viya debt carrying amount and will be amortized over the life of the loan.

As of June 30, 2018, $60.0 million of the Viya Debt remained outstanding and $0.7 million of the rate lock fee was unamortized.

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

In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2018, we were in compliance with all of the financial covenants of the Credit Facility.

Capital markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications and renewable energy industries, our financial performance, the state of the capital markets and our compliance with Securities and Exchange Commission (“SEC”) requirements for the offering of securities. On May 12, 2017, the SEC declared effective our “universal” shelf registration statement. This filing registered potential future offerings of our securities

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to U.S. dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of Accumulated Other Comprehensive Income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year.  During the six months ended June 30, 2018, we recorded a $1.9 million loss on foreign currency transactions.    We will continue to assess the impact of our exposure to both the Indian Rupee and the Guyana dollar.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations in any of the periods presented in this Report.

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

Interest Rate Sensitivity.    As of June 30, 2018, we had $23.6 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We repurchased $1.6 million of our common stock under the 2016 Repurchase Plan during the six months ended June 30, 2018 and have $37.7 million available to be repurchased under that plan as of June 30, 2018.

The following table reflects the repurchases by the Company of its common stock during the quarter ended June 30, 2018:

					(d)
					Maximum
					Number (or
				(c)	Approximate
			(b)	Total Number of	Dollar Value) of
	(a)		Average	Shares Purchased	Shares that May
	Total Number		Price	as Part of Publicly	be Purchased
	of Shares		Paid per	Announced Plans	Under the Plans or
Period	Purchased		Share	or Programs	Programs
April 1, 2018 — April 30, 2018	668	(1)	$63.67	—	$39,266,945
May 1, 2018 — May 31, 2018	30,427		51.82	30,427	$37,690,086
June 1, 2018 — June 30, 2018	—		—	—	$37,690,086

(1)  Represents shares purchased on April 13, 2018 from our executive officers and other employees who tendered these shares to the Company to satisfy their cost to exercise stock options and tax withholding obligations incurred in connection with the exercise of stock options and the vesting of restricted stock awards at such date. These shares were not purchased under the plan 2016 Repurchase Plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 6. Exhibits:

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1*	Consent and Waiver between Rural Telephone Finance Cooperative, Caribbean Asset Holdings, LLC and DTR Holdings, LLC, dated August 3, 2018.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed or furnished herewith.

** Management or compensatory arrangement, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATN International, Inc.

Date: August 8, 2018	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: August 8, 2018	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer