Form 10-Q
period 2018-09-30
ATN International, Inc.
filed 2018-11-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2018, the registrant had outstanding 15,965,472 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended September 30, 2018

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the estimated timeline for the rebuilding of our   operations and revenues from our customers in the U.S. Virgin Islands following the hurricanes; our estimates of total losses due to the hurricanes and our estimated costs of restoring hurricane-damaged services; the competitive environment in our key markets, demand for our services and industry trends; the pace of expansion and improvement of our telecommunications network and renewable energy operations including our level of estimated future capital expenditures and our realization of the benefits of these investments; the anticipated timing of our build schedule and energy production of our India renewable energy projects; expectations regarding our revenue, expenses and financial performance; the impact of new accounting pronouncements; our satisfaction of performance obligations; the impact of litigation; the sufficiency of our cash and our expectations regarding capital expenditures and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to restore our networks and services to our customers in the U.S. Virgin Islands in an efficient and timely manner and to obtain governmental or other support necessary to fully restore services in the U.S. Virgin Islands; (2) our ability to receive financial support from the government for our rebuild in the U.S. Virgin Islands and the timing of such support (3) our ability to execute planned network expansions and upgrades in our various markets; (4) the general performance of our operations, including operating margins, revenues, capital expenditures, and the future growth and retention of our major customers and subscriber base and consumer demand for solar power; (5) government regulation of our businesses, which may impact our Federal Communications Commission (“FCC”) and other telecommunications licenses or our renewables business; (6) economic, political and other risks facing our operations; (7) our ability to maintain favorable roaming arrangements and satisfy the needs and demands of our major wireless customers; (8) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address  rapid and significant technological changes in the telecommunications industry; (9) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (10) our ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (11) increased competition; (12) our ability to expand our renewable energy business; (13) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (14) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (15) the occurrence of weather events and natural catastrophes; (16) our continued access to capital and credit markets; (17) the risk of currency fluctuation for those markets in which we operate; and (18) our ability to realize the value that we believe exists in our businesses.  These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018 as may be updated by our Quarterly Reports on Form 10-Q and the other reports we file from time to time with the SEC.  Except as required by law, the Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$161,112	$207,956
Restricted cash	1,071	833
Short-term investments	314	7,076
Accounts receivable, net of allowances of $15.3 million and $15.0 million, respectively	44,094	43,529
Inventory, materials and supplies	7,990	15,398
Prepayments and other current assets	37,239	68,136
Assets held for sale	97,477	—
Total current assets	349,297	342,928
Fixed Assets:
Property, plant and equipment	1,157,566	1,169,806
Less accumulated depreciation	(543,139)	(526,660)
Net fixed assets	614,427	643,146
Telecommunication licenses, net	95,952	95,952
Goodwill	63,970	63,970
Customer relationships, net	9,863	11,734
Restricted cash	11,768	11,101
Other assets	38,773	36,774
Total assets	$1,184,050	$1,205,605
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$4,688	$10,919
Accounts payable and accrued liabilities	96,387	116,133
Dividends payable	2,713	2,724
Accrued taxes	12,789	6,751
Advance payments and deposits	18,076	25,178
Liabilities held for sale	80,673	—
Total current liabilities	215,326	161,705
Deferred income taxes	7,614	31,732
Other liabilities	44,880	37,072
Long-term debt, excluding current portion	87,183	144,873
Total liabilities	355,003	375,382
Commitments and contingencies (Note 13)
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,130,894 and 17,102,530 shares issued, respectively, 15,958,952 and 16,025,745 shares outstanding respectively	170	170
Treasury stock, at cost; 1,171,942 and 1,076,785 shares, respectively	(40,285)	(36,110)
Additional paid-in capital	174,914	167,973
Retained earnings	565,180	552,948
Accumulated other comprehensive income	(2,324)	3,746
Total ATN International, Inc. stockholders’ equity	697,655	688,727
Non-controlling interests	131,392	141,496
Total equity	829,047	830,223
Total liabilities and equity	$1,184,050	$1,205,605

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
REVENUE:
Wireless	$52,003	$60,305	$153,046	$175,777
Wireline	63,717	56,817	173,083	182,777
Renewable energy	5,418	5,010	17,272	14,938
Total revenue	121,138	122,132	343,401	373,492
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	29,866	30,554	84,037	94,478
Engineering and operations	18,177	18,852	54,738	57,881
Sales, marketing and customer service	8,995	8,440	25,969	26,176
General and administrative	25,210	26,660	77,470	77,089
Transaction-related charges	178	61	642	887
Depreciation and amortization	21,384	21,157	64,602	65,904
(Gain) loss on disposition of long-lived assets	(13,496)	(593)	(15,509)	513
Loss on damaged assets and other hurricane related charges, net of insurance recovery	-	36,566	666	36,566
Total operating expenses	90,314	141,697	292,615	359,494
Income (loss) from operations	30,824	(19,565)	50,786	13,998
OTHER INCOME (EXPENSE)
Interest income	568	453	1,420	1087
Interest expense	(2,229)	(2,098)	(6,759)	(6,567)
Loss on deconsolidation of subsidiary	—	—	—	(529)
Other expenses	(1,244)	(650)	(3,042)	(1,631)
Other expense, net	(2,905)	(2,295)	(8,381)	(7,640)
INCOME (LOSS) BEFORE INCOME TAXES	27,919	(21,860)	42,405	6,358
Income tax provisions (benefit)	7,010	(884)	13,018	4,839
NET INCOME (LOSS)	20,909	(20,976)	29,387	1,519
Net income attributable to non-controlling interests, net of tax expense of $0.5 million, $0.3 million, $1.1 million, and $0.7 million, respectively.	(3,887)	(3,784)	(10,705)	(13,535)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$17,022	$(24,760)	$18,682	$(12,016)
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$1.07	$(1.53)	$1.17	$(0.74)
Diluted	$1.06	$(1.53)	$1.16	$(0.74)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,958	16,178	15,987	16,177
Diluted	16,021	16,178	16,042	16,177
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.17	$0.17	$0.51	$0.85

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$20,909	$(20,976)	$29,387	$1,519
Other comprehensive income:
Foreign currency translation adjustment	(2,510)	(1,311)	(6,093)	921
Reclassifications of gains on sale of marketable securities to net income	—	—	—	(1,044)
Unrealized gain (loss) on securities	45	67	226	(65)
Projected pension benefit obligation, net of tax of $0.0 million, $0.0 million, $0.0 million, and $0.4 million, respectively	—	—	—	513
Other comprehensive income (loss), net of tax	(2,465)	(1,244)	(5,867)	325
Comprehensive income (loss)	18,444	(22,220)	23,520	1,844
Less: Comprehensive income attributable to non-controlling interests	(3,887)	(3,784)	(10,705)	(13,535)
Comprehensive income (loss) attributable to ATN International, Inc.	$14,557	$(26,004)	$12,815	$(11,691)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER, 30 2018 AND 2017

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$29,387	$1,519
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	64,602	65,904
Provision for doubtful accounts	4,199	3,041
Amortization and write off of debt discount and debt issuance costs	591	458
Stock-based compensation	5,071	5,437
Unrealized loss on foreign currency	1,951	—
Deferred income taxes	(3,062)	1,456
Loss on equity method investments	—	2,033
Loss on damaged assets from Hurricanes	—	35,213
(Gain) Loss on disposition of long-lived assets	(15,509)	513
Gain on sale of investments	—	(1,055)
Loss on deconsolidation of subsidiary	—	529
Other non-cash activity	246	512
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(7,257)	(8,456)
Materials and supplies, prepayments, and other current assets	(715)	(1,875)
Prepaid income taxes	3,147	995
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	6,926	13,642
Accrued taxes	7,410	(8,966)
Other assets	139	3,794
Other liabilities	888	7,294
Net cash provided by operating activities	98,014	121,988
Cash flows from investing activities:
Capital expenditures	(75,375)	(108,276)
Hurricane rebuild capital expenditures	(78,903)	—
Hurricane insurance proceeds	34,606	—
Receipt of government grants	5,400	—
Purchase of strategic investments	(3,000)	(18,107)
Divestiture of businesses, net of transferred cash of $0.0 million and $2.1 million, respectively	926	22,381
Acquisition of businesses, net of acquired cash of $0.0 million	—	(1,183)
Purchases of spectrum licenses and other intangible assets, including deposits	—	(36,832)
Proceeds from sale of investments	6,564	2,761
Proceeds from sale of assets	4,130	—
Net cash used in investing activities	(105,652)	(139,256)
Cash flows from financing activities:
Dividends paid on common stock	(8,153)	(16,502)
Proceeds from new borrowings	—	8,571
Distribution to non-controlling interests	(15,271)	(3,583)
Payment of debt issuance costs	—	(326)
Proceeds from stock option exercises	72	931
Principal repayments of term loan	(5,723)	(5,446)
Repurchase of common stock	(3,677)	(11,139)
Acquisition of businesses, net of acquired cash of $0.0 million	—	(1,178)
Repurchases of non-controlling interests	(5,196)	(1,104)
Investments made by minority shareholders in consolidated affiliates	—	122
Net cash used in provided by financing activities	(37,948)	(29,654)
Effect of foreign currency exchange rates on cash and cash equivalents	(353)	200
Net change in cash, cash equivalents, and restricted cash	(45,939)	(46,722)
Total cash, cash equivalents, and restricted cash, beginning of period	219,890	288,358
Total cash, cash equivalents, and restricted cash, end of period	$173,951	$241,636
Noncash investing activity:
Transfer from inventory, materials and supplies to property, plant and equipment	$6,708	$—
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$13,202	$15,668

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

•

Renewable Energy.   In the United States, the Company provided distributed generation solar power to corporate and municipal customers through November 6, 2018. The Company also owns and develops projects in India providing distributed generation solar power to corporate customers.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of September 30, 2018:

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

On November 6, 2018, the Company completed the sale of its renewable energy business in the United States to CleanCapital Holdco 4, LLC.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and subsequently issued related updates, (collectively known as ASC 606), which provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on January 1, 2018.  Refer to Note 3 to the Consolidated Financial Statements in this Report.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted this standard on January 1, 2018.  Upon adoption the Company held $20.1 million of equity investments that did not have readily determinable fair values.  As a result these investments are measured at cost less impairments, adjusted for observable price changes of similar investments of the same issuer.  The Company performs a qualitative impairment assessment of these investments quarterly by reviewing available information.  The Company has not adjusted the cost of these investments since acquisition.  Upon adoption, the Company held $0.6 million of equity investments with readily determinable fair values and reclassified $0.2 million of unrealized gains on this investment to retained earnings.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and subsequently issued related updates (“ASU 2016-02”), which provide comprehensive lease accounting guidance.  The standard requires entities to recognize lease assets and liabilities on the balance sheet as well as disclosure of key information about leasing arrangements.  ASU 2016-02 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The Company is in the process of implementing new systems, processes and controls to implement the guidance.  The Company will adopt the standard on January 1, 2019 by applying the new lease requirements at the effective date and will recognize a cumulative-effect adjustment to the opening balance sheet retained earnings in the period of adoption with no adjustments to prior periods. The Company expects to adopt the package of practical expedients which allows it to not reassess:  i) whether an arrangement contains a lease, ii) operating and capital lease classifications; and iii) previously recorded initial direct costs. The adoption will result in right to use assets and liabilities being recorded on the Company’s balance sheet.  The Company is in the process of determining quantitative information related to the impact of the guidance.  The Company expects the adoption of ASU 2016-02 to have a material impact on its financial statements.

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

The Company’s statement of cash flows reports the cash effects during a period of an entity’s operations, its investing transactions, and its financing transactions.  The statement of cash flows explains the change during the period in the total cash which includes cash equivalents as well as restricted cash.  The Company applies the predominance principle to classify separately identifiable cash flows based on the nature of the underlying cash flows.   Debt prepayment or extinguishment costs are classified as cash outflows from financing activities.  Contingent consideration payments made three months or less after a business combination are classified as investing activities and those made after that time are classified as financing activities.  Proceeds from the settlement of insurance claims are classified on the basis of the nature of the loss.  Prior to January 1, 2018, the Company classified all payments made in a business combination as investing activities and did not include restricted cash in total cash.  This change impacted the Company’s cash flows for the nine months ended September 30, 2017 as indicated below (amounts in thousands):

Statement of Cash flows - Nine months ended September 30, 2017

	Reported	Change	Under previous guidance
Net cash provided by operating activities	$121,988	$—	$121,988
Net cash used in investing activities	(139,256)	420	(138,836)
Net cash used in financing activities	(29,654)	1,178	(28,476)
Effect of foreign currency exchange rates on total cash	200	—	200
Net change in total cash	$(46,722)	$1,598	$(45,124)
Total cash, beginning of period	288,358	(18,637)	269,721
Total cash, end of period	$241,636	$(17,039)	$224,597

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” or (“ASU 2017-04”). The amendments in ASU 2017-04 simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities. Instead, under the amendments in ASU 2017-04, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but not more than the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard in the third quarter of 2017.

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

The Company sponsors pension and other postretirement benefit plans for employees of certain subsidiaries. Net periodic pension expense consists of service cost, interest cost, expected return on plan assets, and amortization of actuarial gains and losses.  Service cost is recognized in operating income and all other components of pension expense are recognized in other income in the Company’s Statement of Operations. The Company recognizes a pension or other postretirement plan’s funded status as either an asset or liability in its consolidated balance sheet. Actuarial gains and losses are reported as a component of other comprehensive income and amortized through other income in subsequent periods.  Prior to January 1, 2018, all components of pension expense were recognized in operating income.  This change impacted the Company’s Statement of Operations for the three and nine months ended September 30, 2017 by increasing operating expenses $40 thousand and $120 thousand, respectively and increasing other income by the same amount.  There was no impact on income before income taxes.  The Company elected the practical expedient allowing the use of the amounts disclosed for the various components of net benefit cost in the pension and other postretirement benefit plans footnote as the basis for the retrospective application.

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

In February 2018, the FASB issued ASU 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” (“ASU 2018-02”).  The standard gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income that were impacted by the Tax Cuts and Jobs Act of 2017 (“Tax Act”).  The guidance is effective for all entities for fiscal years beginning after December 31, 2018 and interim periods within those fiscal years.  Early adoption is permitted.  The guidance may be applied in the period of adoption or retrospectively to each impacted period.  The Company has elected to early adopt ASU 2018-02 on December 31, 2017 and recorded its impact in the period of adoption.  The impact of the adoption results in a $0.8 million reclassification from accumulated other comprehensive income to retained earnings, which is offset by an equivalent valuation allowance, with the net impact being zero.

3.  Revenue Recognition

The Company’s significant accounting policies are detailed in “Note 2 – Summary of Significant Accounting Policies” within Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2017.  The Company’s accounting policies are updated as a result of adopting ASC 606 on January 1, 2018.  The adoption of ASC 606 impacted the accounting for contract acquisition costs, multiyear retail wireless contracts with promotional discounts, and deferral of certain activation fees as further described below.

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

Revenue Recognition- Telecommunications

Wireless revenue consists of wholesale and retail revenue.  Wholesale revenue is generated from providing mobile voice and data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using the Company’s wireless networks.  The transaction price of some wholesale revenue contracts includes variable consideration in the form of volume discounts.  Management uses its judgment based on projected transaction volumes to estimate the transaction price and to allocate the transaction price to the performance obligations in the contract.  Revenue is recognized over time as the service is rendered to the customer.  Retail revenue is generated from providing mobile voice and data services to subscribers as well as roaming services provided to other carriers’ customers roaming into the Company’s retail markets. This revenue is recognized over time as the service is rendered.  Lastly, wireless revenue includes revenues from equipment sold to customers which is recognized when the equipment is delivered to the customer.

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

The Company’s wireless and wireline contracts occasionally include promotional discounts such as free service periods or discounted products.  If a contract contains a substantive termination penalty, the transaction price is allocated to the performance obligations based on standalone selling price resulting in accelerated revenue recognition and the establishment of a contract asset that will be recognized over the life of the contract.  If a contract includes a promotional discount but no substantive termination penalty the discount is recorded in the promotional period and no contract asset is established. The Company’s customers also have the option to purchase additional telecommunication services.  Generally, these options are not performance obligations and are excluded from the transaction price because they do not provide the customers with a material right.

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

Revenue Recognition-Renewable Energy

Revenue from the Company’s Renewable Energy segment is generated from the sale of electricity through power purchase agreements (“PPAs”) with various customers that generally range from 10 to 25 years.  The Company recognizes revenue at contractual PPA rates over time as electricity is generated and simultaneously consumed by the customer.  The Company’s Renewable Energy segment also generates revenue from the sale of Solar Renewable Energy Credits (“SRECs”).  Revenue is recognized over time as SRECs are sold through long-term purchase agreements at the contractual rate specified in the agreement.

Disaggregation

The Company's revenue is presented on a disaggregated basis in Note 13 based on an evaluation of disclosures outside the financial statements, information regularly reviewed by the chief operating decision maker for evaluating the financial performance of operating segments and other information that is used for performance evaluation and resource allocations. This includes revenue from wireline, wireless and renewable energy, as well as domestic versus international wireline and wireless services. This disaggregation of revenue depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Contract Assets and Liabilities

The Company recognizes contract assets and liabilities on its balance sheet.  Contract assets represent unbilled amounts typically resulting from retail wireless contracts with both a multiyear service period and a promotional discount.  In these contracts the revenue recognized exceeds the amount billed to the customer.  The current portion of the contract asset is recorded in prepayments and other current assets and the noncurrent portion is included in other assets on its balance sheets.  Contract liabilities consist of advance payments and billings in excess of revenue recognized.  Retail revenue for postpaid customers is generally billed one month in advance and recognized over the period that the corresponding service is rendered to customers.  To the extent the service is not provided by the reporting date the amount is recognized as a contract liability.  Prepaid service, including mobile voice and data services, sold to customers is recorded as deferred revenue prior to the commencement of services. Contract liabilities are recorded in advanced payments and deposits on its balance sheets.  Contract assets and liabilities consisted of the following (amounts in thousands):

	September 30, 2018	June 30, 2018	$ Change	% Change
Contract asset – current	$1,577	$1,434	$143	10%
Contract asset – noncurrent	603	568	35	6%
Contract liabilities	(10,867)	(9,552)	(1,315)	14%
Net contract liability	$(8,687)	$(7,550)	$(1,137)	15%

The contract asset-current is included in prepayments and other current assets, the contract asset – noncurrent is included in other assets, and the contract liabilities are included in advance payments and deposits on the Company’s balance sheet.  The increase in the Company’s net contract liability was due to the timing of customer prepayments and contract billings.  In the third quarter of 2018, the Company recognized revenue of $6.9 million related to its June 30, 2018 contract liability and amortized $0.5 million of the June 30, 2018 contract asset into revenue.  The Company did not recognize any revenue in the third quarter of 2018 related to performance obligations that were satisfied or partially satisfied in previous periods.

Contract Acquisition Costs

The Company pays sales commissions to its employees and agents for obtaining customer contracts.  These costs are incremental because they would not have been incurred if the contract was not obtained.  The Company recognizes an asset for these costs and subsequently amortizes the asset on a systematic basis consistent with the pattern of the transfer of the services to the customer.  The amortization period, which is between 2 and 6 years, considers both the original contract period as well as anticipated contract renewals as appropriate.  The amortization period also includes renewal commissions when those commissions are not commensurate with new commissions.  The Company estimates contract renewals based on its actual renewals in recent periods. When the expected amortization period is one year or less the Company utilizes the practical expedient and expenses the costs as incurred.  The September 30, 2018 balance sheet includes current contract acquisition costs of $1.5 million in prepayments and other current assets and long term contract acquisition costs of $0.7 million in other assets.  During the three and nine months ended September 30, 2018 the Company amortized $0.6 million and $1.2 million, respectively, of contract acquisition cost.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear retail wireless contracts that include a promotional discount.  The transaction price allocated to unsatisfied performance obligations was $10.7 million at September 30, 2018.  The Company expects to satisfy the remaining performance obligations and recognize the transaction price within 24 months.  The Company has certain retail, wholesale, and renewable energy contracts where transaction price is allocated to remaining performance obligations.  However the Company omits these contracts from the disclosure by applying the right to invoice, one year or less, and wholly unsatisfied performance obligation practical expedients.

Impacts of adoption in the current period

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method.  The Company elected the practical expedient to apply the new guidance only to contracts that were not substantially complete at the adoption date.   The cumulative effect of adopting ASC 606 resulted in a contract asset of $1.6 million of which $1.2 million was recorded in prepayments and other current assets and $0.4 million was recorded in other assets, a contract liability of $0.2 million recorded in advance payments and deposits, contract acquisition costs of $1.5 million of which $0.9 million was recorded in prepayments and other current assets and $0.6 million was recorded in other assets, and a deferred tax liability of $0.3 million with the offset of $1.5 million recorded to retained earnings and $1.1 million recorded to minority interest.  The tables below identify changes to the Company’s financial statements as of September 30, 2018 and for the three and nine months then ended as a result of the adoption of ASC 606 as compared to previous revenue guidance (amounts in thousands):

Balance Sheet - September 30, 2018
	Reported	Change	Under previous guidance
Prepayments and other current assets	$37,239	$(3,115)	$34,124

Total current assets	$349,297	$(3,115)	$346,182

Other assets	$38,773	$(1,290)	$37,483

Total assets	$1,184,050	$(4,405)	$1,179,645

Advance payments and deposits	$18,076	$(332)	$17,744
Accrued taxes	12,789	(73)	12,716

Total current liabilities	$215,326	$(405)	$214,921

Deferred income taxes	$7,614	$(302)	$7,312

Total liabilities	$355,003	$(707)	$354,296

Retained earnings	$565,180	$(2,107)	$563,073
Minority interest	$131,392	$(1,591)	$129,801

Total equity	$829,047	$(3,698)	$825,349

Total liabilities and equity	$1,184,050	$(4,405)	$1,179,645

	Statement of Operations

	Three months ended September 30, 2018			Nine months ended September 30, 2018

	Reported	Change	Under previous guidance	Reported	Change	Under previous guidance
Wireless revenue	$52,003	$(177)	$51,826	$153,046	$(514)	$152,532

Total revenue	$121,138	$(177)	$120,961	$343,401	$(514)	$342,887

Sales, marketing and customer service	$8,995	$4	$8,999	$25,969	$622	$26,591

Total operating expenses	$90,314	$4	$90,318	$292,615	$622	$293,237

Income from operations	$30,824	$(181)	$30,643	$50,786	$(1,136)	$49,650
Income before taxes	27,919	(181)	27,738	42,405	(1,136)	41,269
Income tax provision	7,010	69	7,079	13,018	(73)	12,945

Net income	$20,909	$(250)	$20,659	$29,387	$(1,063)	$28,324
Net income attributable to non-controlling interests	(3,887)	109	(3,778)	(10,705)	444	(10,261)
Net income attributable to ATN International, Inc. stockholders	$17,022	$(141)	$16,881	$18,682	$(619)	$18,063

	Statement of Comprehensive Loss

	Three months ended September 30, 2018			Nine months ended September 30, 2018

	Reported	Change	Under previous guidance	Reported	Change	Under previous guidance
Net income	$20,909	$(250)	$20,659	$29,387	$(1,063)	$28,324
Other comprehensive loss, net of tax	(2,465)	-	(2,465)	(5,867)	-	(5,867)
Comprehensive loss	18,444	(250)	18,194	23,520	(1,063)	22,457
Less: Comprehensive income attributable to non-controlling interests	(3,887)	109	(3,778)	(10,705)	444	(10,261)
Comprehensive income (loss) attributable to ATN International, Inc.	$14,557	$(141)	$14,416	$12,815	$(619)	$12,196

Statement of Cash Flows - Nine months ended September 30, 2018

	Reported	Change (1)	Under previous guidance
Net income	$29,387	$(1,063)	$28,324

Materials and supplies, prepayments and other current assets	$(715)	$1,039	$324
Accrued taxes	7,410	(73)	7,337
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	6,926	(102)	6,824
Other assets	$139	$199	$338

(1)	The adoption of ASC 606 had no impact on operating cash flows, investing cash flows, financing cash flows or net change in total cash.

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

5. IMPACT OF HURRICANES IRMA AND MARIA

During September 2017, the economy, the Company’s customer base and its operations in the U.S. Virgin Islands were severely impacted by Hurricanes Irma and Maria (collectively, the “Hurricanes”).  Both the Company’s wireless and wireline networks and commercial operations were severely damaged by these storms.  As a result of the significant damage to the Company’s wireline network and the lack of consistent commercial power in the territory, the

Company was unable to provide most of its wireline services, which comprise the majority of revenue in this business, after the Hurricanes and through much of 2018 to date.

During the three months ended September 30, 2018, the Company received $7.2 million in additional funding from the FCC’s Universal Service Fund (“USF”) which largely contributed to a $4.6 million increase in the Company’s revenues in that market as compared to the same period in 2017.   For the nine months ended September 30, 2018, the Company’s received a total of $15.4 million in additional USF funding which offset $11.6 million decrease in revenue as compared to the same period in 2017. This level of additional funding will not continue in future quarters.

During the nine months ended September 30, 2018, the Company spent $78.9 million for network restoration and resiliency enhancements which allowed the reconnection of a significant majority of households and businesses as of the period end.  The Company expects that its wireline network restoration work is substantially complete, however, returning the Company’s revenue to pre-Hurricane levels may take significant time as a result of population movements, the economic impact that the Hurricanes had on the market, and its subscriber base’s appetite for continued wireline services.

6. DISPOSITIONS

International Telecom

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

U.S. Telecom

On March 8, 2017, the Company completed the sale of its integrated voice and data communications and wholesale transport businesses in New England and New York for consideration of $25.9 million (the “Sovernet Transaction”).  The consideration included $20.9 million of cash, $3.0 million of receivables, and $2.0 million of contingent consideration.  The $3.0 million of receivables were held in escrow to satisfy working capital adjustments in favor of the acquirer, to fund certain capital expenditure projects related to the assets sold and to secure the Company’s indemnification obligations.  The contingent consideration represents the fair value of future payments related to certain operational milestones of the disposed assets.  The value of the contingent consideration could increase to as much as $4.0 million based on whether or not certain operational milestones were achieved by December 31, 2017.  The table below identifies the assets and liabilities transferred (amounts in thousands):

Consideration Received	$25,926

Assets and liabilities disposed
Cash	1,821
Accounts receivable	1,696
Inventory	639
Prepayments and other current assets	1,034
Property, plant and equipment	25,294
Other assets	288
Accounts payable and accrued liabilities	(1,718)
Advance payments and deposits	(1,897)
Net assets disposed	27,157

Consideration less net assets disposed	(1,231)

Transaction costs	(1,156)

Loss	$(2,387)

Prior to the closing of the Sovernet Transaction, the Company repurchased non-controlling interests from minority shareholders in a Sovernet subsidiary for $0.7 million.  The non-controlling interest had a book value of zero.  Additionally, the Company recorded a loss on deconsolidation of $0.5 million.

The Company incurred $1.2 million of transaction related charges pertaining to legal, accounting and consulting services associated with the Sovernet Transaction, of which $0.6 million was incurred during the year ended December 31, 2017.  Since the Sovernet Transaction does not relate to a strategic shift in the Company’s operations, the historic results and financial position of the operations are presented within continuing operations.

Subsequent to close of the Sovernet Transaction, management continually monitored and assessed the probability of earning the contingent consideration.  In September 2017, based on progress toward achieving the operational milestones, and the December 31, 2017 deadline under which to do so, management determined that earning the contingent consideration was unlikely.  As a result the fair value of the contingent consideration was reduced to zero.  The amount was recorded as a loss on disposition of assets within operating income during the nine months ended September 30, 2017.  The disposed assets did not achieve the operational milestones by the December 31, 2017 deadline.

Renewable Energy

On November 6, 2018, the Company completed the sale of its U.S. solar business that owns and manages distributed generation solar power projects operated under the Ahana name in Massachusetts, California and New Jersey (the “U.S. Solar Operations”) to CleanCapital Holdco 4, LLC. The transaction has a total value of approximately $122.6 million, which includes a cash purchase price of $65.4 million and the assumption of approximately $57.2 million in debt, and is subject to certain other post-closing adjustments (the “U.S. Solar Transaction”).  Approximately $6.5 million of the purchase price will be held in escrow for a period of twelve months after the closing to secure the Company’s indemnification obligation and the Company expects to record a gain between $10 million and $15 million during the fourth quarter of 2018.

As of September 30, 2018 the assets and liabilities being disposed in the U.S. Solar Transaction were classified as held for sale.  The table below identifies the assets and liabilities (amounts in thousands):

Assets and Liabilities Held for Sale
Accounts receivable	$1,599
Prepayments and other current assets	783
Property, plant and equipment	113,569
Accumulated depreciation	(18,474)
Current assets held for sale	$97,477

Accounts payable	$1,742
Taxes payable	(586)
Current portion of long-term debt	10,126
Long-term debt, excluding current portion	48,034
Deferred income taxes	21,357
Current liabilities held for sale	$80,673

The U.S. Solar Operations reported income before income taxes of $0.4 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and $2.4 million and $3.8 million for the nine months ended September 30, 2018 and 2017, respectively.  The U.S. Solar Operations reported non-controlling interest expense of $0.2 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively. Lastly, the U.S. Solar Operations reported depreciation expense of $1.3 million and $3.8 million for the three and nine months ended September 30, 2018, respectively.

The U.S. Solar Operations do not qualify as a discontinued operation because the disposition does not represent a strategic shift that has a major effect on the Company’s operations and financial results. As a result, the historical results are included in continuing operations.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

		September 30, 2018
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$380	$380
Money market funds	2,399	—	2,399
Short term investments	314	—	314
Commercial paper	—	23,977	23,977
Interest rate swap	—	277	277
Total assets and liabilities measured at fair value	$2,713	$24,634	$27,347

	December 31, 2017
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$391	$391
Money market funds	2,894	—	2,894
Short term investments	555	6,521	7,076
Commercial paper	—	49,954	49,954
Interest rate swap	—	52	52
Total assets and liabilities measured at fair value	$3,449	$56,918	$60,367

Certificate of Deposit

As of September 30, 2018 and December 31, 2017, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of September 30, 2018 and December 31, 2017, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Short Term Investments and Commercial Paper

As of September 30, 2018 and December 31, 2017, these asset classes consisted of short term foreign and U.S. corporate bonds, equity securities, and commercial paper. Corporate bonds and commercial paper are classified within Level 2 of the fair value hierarchy because the fair value is based on observable market data.  Equity securities are classified within Level 1 because fair value is based on quoted market prices in active markets for identical assets.  The Company held equity securities with a fair value of $0.4 million at September 30, 2018 and net income for the three months then ended included $0.1 million of losses on these securities.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using Level 2 inputs.

At September 30, 2018, the Company holds $23.1 million of equity securities consisting of non-controlling investments in privately held companies. These investments, over which the Company does not have the ability to exercise significant influence, are without readily determinable fair values. The investments are measured at cost, less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. The carrying value of the strategic investments was $23.1 million and $20.1 million at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 no impairments or price adjustments were recorded on the investments.  Strategic investments are included with other assets on the consolidated balance sheets.

The fair value of long-term debt is estimated using Level 2 inputs.  At September 30, 2018, the fair value of long-term debt, including the current portion, was $153.2 million and its book value was $150.0 million.  At December 31, 2017, the fair value of long-term debt, including the current portion, was $159.2 million and its book value was $155.8 million.

8. LONG-TERM DEBT

The Company has a credit facility with CoBank, ACB and a syndicate of other lenders to provide for a $225 million revolving credit facility (the “Credit Facility”) that includes (i) up to $10 million under the Credit Facility for standby or trade letters of credit, (ii) up to $25 million under the Credit Facility for letters of credit that are necessary or desirable to qualify for disbursements from the FCC’s mobility fund and (iii) up to $10 million under a swingline sub-facility ( the “Swingline Loans”).

Amounts the Company may borrow under the Credit Facility bear interest at a rate equal to, at its option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging between 1.50% to 1.75% or (ii) a base rate plus an applicable margin ranging from 0.50% to 0.75%.  The Swingline Loans will bear interest at the base rate plus the applicable margin for base rate loans.  The base rate is equal to the higher of (i) 1.00% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; (ii) the federal funds effective rate (as defined in the Credit Facility) plus 0.50% per annum; and (iii) the prime rate (as defined in the Credit Facility). The applicable margin is determined based on the ratio (as further defined in the Credit Facility) of the Company’s indebtedness to EBITDA. Under the terms of the Credit Facility, the Company must also pay a fee ranging from 0.175% to 0.250% of the average daily unused portion of the Credit Facility over each calendar quarter.

On January 11, 2016, the Company amended the Credit Facility (the “Amendment”) to increase the amount the Company is permitted to invest in “unrestricted” subsidiaries of the Company, which are not subject to the covenants of the Credit Facility, from $275.0 million to $400.0 million (as such increased amount shall be reduced from time to time by the aggregate amount of certain dividend payments to the Company’s stockholders).    The Amendment also provides for the incurrence by the Company of incremental term loan facilities, when combined with increases to revolving loan commitments under the Credit Facility, in an aggregate amount not to exceed $200.0 million, which facilities shall be subject to certain conditions, including pro forma compliance with the total net leverage ratio financial covenant under the Credit Facility.

   The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of September 30, 2018, the Company was in compliance with all of the financial covenants of the Credit Facility.

As of September 30, 2018, the Company had no borrowings under the Credit Facility.

Ahana Debt

On December 24, 2014, in connection with the acquisition of its U.S. solar business that owns and manages distributed generation solar power projects operated under the Ahana name in Massachusetts, California and New Jersey, the Company assumed $38.9 million in long-term debt (the “Original Ahana Debt”).  The Original Ahana Debt included multiple loan agreements with banks that bore interest at rates between 4.5% and 6.0%, matured at various times between 2018 and 2023 and were secured by certain solar facilities.  Repayment of the Original Ahana Debt was being made in cash on a monthly basis until maturity.

The Original Ahana Debt also included a loan from Public Service Electric & Gas (the “PSE&G Loan”).  The PSE&G Loan bears interest at 11.3%, matures in 2027, and is secured by certain solar facilities.  Repayment of the Original Ahana Debt with PSE&G can be made in either cash or sale of SREC, at the Company’s discretion, with the value of the SRECs being fixed at the time of the PSE&G Loan closing.  Historically, the Company has made all repayments of the PSE&G Loan using SRECs.

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

The Series A Notes and the Series B Notes contain customary representations, warranties and certain affirmative and negative covenants, which limit additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Series A Notes and Series B Notes are subject to financial covenants that impose 1) a maximum debt service coverage ratio and 2) a maximum ratio of the present value of Ahana’s future cash flow to the aggregate principal amounts of all outstanding obligations.  These financial covenants are tested semi-annually for Ahana

Operations on a consolidated basis and on an individual basis for certain subsidiaries.  Both the Series A Notes and Series B Notes may be redeemed at any time, in whole or part, subject to a make-whole premium.  As of September 30, 2018, the Company was in compliance with all of the financial covenants of the Series A Notes and the Series B Notes.

The Company capitalized $2.8 million of fees associated with the Series A Notes and Series B Notes which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the notes.

As of September 30, 2018, $2.0 million of the Original Ahana Debt and $58.6 million of the Series A Notes and Series B Notes remained outstanding, and $2.5 million of the capitalized fees remain unamortized.

The Original Ahana Debt, the Series A Notes and Series B Notes were classified as held for sale as part of the U.S. Solar Transaction as of September 30, 2018.  On November 6, 2018, the Company consummated the U.S. Solar Transaction, which included the transfer of the Original Ahana Debt, the Series A Notes and Series B Notes to the purchaser.  Refer to Note 6 to the Consolidated Financial Statements in this Report.

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

On May 22, 2017, the Company amended and restated the One Communications Debt to increase the original facility to $37.5 million.  The amended and restated debt is scheduled to mature on May 22, 2022 and bears interest at the three month LIBOR rate plus an applicable margin rate ranging between 2.5% to 2.75% paid quarterly.  The amended and restated One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (net cash generated from operating activities plus interest expense less net capital expenditures to debt repayments plus interest expense).  The Company was in compliance with its covenants as of September 30, 2018

As a condition of the amendment of the One Communications Debt, within 90 days of the refinance date the Company was required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the maturity of the One Communications Debt.  In July 2017, the Company entered into an amortizing interest rate swap.  This swap has been designated as a cash flow hedge, has an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.

In connection with the amendment of the One Communications Debt, the Company increased the limit of its overdraft facility from $5.0 million to $10.0 million.  This facility has an interest rate of three month LIBOR plus 1.75%.

The Company capitalized $0.3 million of fees associated with the One Communications Debt, which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the debt.

As of September 30, 2018, $32.8 million of the One Communications Debt was outstanding, there were no borrowings under the overdraft facility, and $0.2 million of the capitalized fees remain unamortized.

Viya Debt (formerly Innovative Debt)

On July 1, 2016, the Company and certain of its subsidiaries entered into a $60.0 million loan agreement (the “Viya Debt”) with Rural Telephone Finance Cooperative (“RTFC”). The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”).  This covenant is tested on an annual basis at the end of each fiscal year.  Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of the Company’s Viya subsidiaries and is guaranteed by the Company.   Earlier in 2018, the Company began funding the restoration of Viya’s network following the Hurricanes through an intercompany loan arrangement which exceeded certain limitations on Viya incurring additional debt.  RTFC consented to these intercompany advances and increased the intercompany debt limit to $50.0 million.  During the three months ended September 30, 2018, RTFC increased the limit to $75.0 million at the Company’s request due to an increase in the on-going restoration and resiliency costs.

The Company paid a fee of $0.9 million to lock the interest rate at 4% per annum over the term of the Viya Debt.  The fee was recorded as a reduction to the Viya Debt carrying amount and will be amortized over the life of the loan.

 As of September 30, 2018, $60.0 million of the Viya Debt remained outstanding and $0.7 million of the rate lock fee was unamortized.

9. GOVERNMENT GRANTS

Universal Service Fund

The USF is a system of subsidies and fees managed by the FCC. USF funds are disbursed to telecommunication providers through four programs: the Connect America Fund; Lifeline; Schools and Libraries Program (“E-Rate”); and Rural Health Care Support.  The Company participates in the Connect America Fund; Lifeline, E-Rate programs, and Rural Health Care Support programs as further described below. All of the funding programs are subject to certain operational and reporting compliance requirements.  The Company believes it is in compliance will all applicable requirements.

The FCC’s Mobility Funds and High Cost Support programs are administered through the Connect America Fund.  The High-Cost Support program subsidizes telecommunications services in rural and remote areas.  The FCC created the Phase I Mobility Fund (“Phase I Mobility Fund”), a one-time award meant to support wireless coverage in underserved geographic areas in the United States.

The Company received $21.1 million of Phase I Mobility Fund support to its wholesale wireless business (the “Mobility Funds”) to be used to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G service.  Of these funds, $7.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense.  The remaining $13.9 million received offset operating expenses from inception of the program through part of the third quarter of 2018.  The Mobility Funds projects and their operating results are included within the Company’s U.S. Telecom segment. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements.    If the requirements are not met the funds may be subject to claw back provisions.  The Company currently expects to comply with all applicable requirements related to these funds.

During the three and nine months ended September 30, 2018, the Company recorded $4.1 million and $12.4 million, respectively, of revenue from High Cost Support in its International Telecom segment for its U.S. Virgin Islands operations.  Also, during the three and nine months ended September 30, 2018, the Company recorded $0.3 million and $0.9 million, respectively, of High Cost Support revenue in its US Telecom segment.  The Company is subject to certain operational, reporting and construction requirements as a result of this funding and the Company believes that it is in compliance with all of these requirements.  In addition, the Company recorded revenue of $7.2 million and $15.4 million during the three and nine months ended September 30, 2018, respectively, from additional funding authorized by the FCC following the Hurricanes.

In August 2018, the Company was awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction.  The funding requires the Company to provide fixed broadband and voice services to certain eligible areas in the United States.  The Company is subject to operational and reporting requirements under the program.  The Company expects to begin receiving the funding in 2019 and are still evaluating how these funds will be recorded.

The E-Rate program provides discounted telecommunication access to eligible schools and libraries.  The E-Rate program awards providers grants to build network connectivity for eligible participants and pays recurring charges for eligible broadband services.  The grants are distributed upon completion of a project.  As of September 30, 2018, the Company was awarded approximately $15.4 million of E-Rate grants with construction completion obligations between June 2019 and June 2020.  Once these projects are constructed the Company is obligated to provide service to the E-Rate program participants.  The Company is in various stages of constructing the networks and has not received any of the funds.  The Company expects to meet all requirements associated with these grants.

The Company also receives funding to provide discounted telecommunication services to eligible customers under the E-Rate, Lifeline, and Rural Health Care Support Programs.  During the three and nine months ended September 30, 2018 the Company recorded revenue of $2.0 million and $6.3 million, respectively, in the aggregate from these programs.  The Company is subject to certain operational and reporting requirements under the above mentioned programs and it believes that it is in compliance with all of these requirements.

Tribal Bidding Credit

As part of the broadcast television spectrum incentive auction, the FCC implemented a tribal lands bidding credit to encourage deployment of wireless services utilizing 600 MHz spectrum on the lands of federally recognized tribes.  The Company received $7.4 million under this program in the first quarter of 2018.  A portion of these funds will be used to offset network capital costs and a portion will be used to offset the costs of supporting the networks.  The Company’s current estimate is that it will use $5.4 million to offset capital costs and, consequently, reduce future depreciation expense and $2.0 million to offset the cost of supporting the network which will reduce future operating expense.  The credits are subject to certain requirements, including deploying service by January 2021 and meeting minimum coverage metrics.  If the requirements are not met the funds may be subject to claw back provisions.  The Company currently expects to comply with all applicable requirements related to these funds.

10. EQUITY

Stockholders’ equity was as follows (in thousands):

	Nine months ended September 30,
	2018			2017
	ATN	Non-Controlling		ATN	Non-Controlling	Total
	International, Inc.	Interests	Total Equity	International, Inc.	Interests	Equity
Equity, beginning of period	$688,727	$141,496	$830,223	$677,055	$132,114	$809,169
Stock-based compensation	5,071	—	5,071	5,415	—	5,415
Comprehensive income:					0
Net income	18,682	10,705	29,387	(12,016)	13,535	1,519
Projected pension benefit obligation	—	—	—	513	—	513
Unrealized (gain) loss on securities	226	—	226	(65)	—	(65)
Reclassifications of gains on sale of marketable securities to net income	—	—	—	(1,044)	—	(1,044)
Foreign Currency translation adjustment	(6,093)	—	(6,093)	921	—	921
Total comprehensive income (loss)	12,815	10,705	23,520	(11,691)	13,535	1,844
Issuance of common stock upon exercise of stock options	571	—	571	1,057	—	1,057
Dividends declared on common stock	(8,116)	—	(8,116)	(13,680)	—	(13,680)
Distributions to non-controlling interests	—	(15,487)	(15,487)	—	(3,761)	(3,761)
Investments made by non-controlling interests	—	—	—	—	123	123
Loss on deconsolidation of subsidiary	—	—	—	—	529	529
Change in accounting method- adoption of ASU 2016-09	—	—	—	110	—	110
Change in accounting method- adoption of ASU 2014-09	1,488	1,147	2,635	—	—	—
Repurchase of non-controlling interests	1,273	(6,469)	(5,196)	(670)	(434)	(1,104)
Purchase of treasury stock	(4,174)	—	(4,174)	(12,968)	—	(12,968)
Equity, end of period	$697,655	$131,392	$829,047	$644,628	$142,106	$786,734

11.  INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2018 and 2017 was 25.1% and 4.0%, respectively.  The effective tax rate for the three months ended September 30, 2018 was primarily impacted by the following items: (i) a $1.5 million increase (net) of unrecognized tax positions recognized discretely,  (ii) a $516 thousand benefit (net) to record a return to accrual adjustment recognized discretely, (iii) a $1.4 million benefit (net) to record a valuation allowance release on an indefinite lived intangible asset  recognized discretely, and  (iv) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in jurisdictions where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S. Virgin Islands and India.

The effective tax rate for the three months ended September 30, 2017 was primarily impacted by the following items: (i) the exclusion of losses in jurisdictions where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S. Virgin Islands, (ii) a $3.4 million benefit for the net capital loss due to the stock sales of its businesses in New England, New York and St. Maarten, (iii) a $3.4 million amended return refund claim filed for tax year 2013 recognized discretely, (iv) a $228 thousand increase (net) in unrecognized tax benefits recognized discretely, (v) a $536 thousand benefit (net) to record a return to accrual adjustment recognized discretely and, (vi) the mix of income generated among the jurisdictions in which the Company operates.

 The Company’s effective tax rate for the nine months ended September 30, 2018 and 2017 was 30.7% and 76.1%, respectively.  The effective tax rate for the nine months ended September 30, 2018 was primarily impacted by the following items:  (i) a $2.0 million increase (net) of unrecognized tax positions recognized discretely, (ii) a $585 thousand benefit (net) to record a return to accrual adjustment recognized discretely, (iii)  a $514 thousand benefit for the release of a capital loss valuation allowance due to a capital gain on a sale of a wireless license, (iv) a $1.4 million benefit (net) to record a valuation allowance adjustment on an indefinite lived intangible asset  recognized discretely, (v) a $695 thousand provision for the intercompany sale of assets from the U.S. to the U.S. Virgin Islands, and (vi) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in jurisdictions where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S. Virgin Islands and India.

The effective tax rate for the nine months ended September 30, 2017 was primarily impacted by the following items: (i) the exclusion of losses in jurisdictions where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S. Virgin Islands, (ii) a $3.4 million benefit for the net capital loss due to the stock sales of its businesses in New England, New York and St. Maarten, (iii) a $3.4 million amended return refund claim filed for tax year 2013 recognized discretely in the third quarter, (iv) a $683 thousand increase (net) in unrecognized tax benefits related to current year and prior year positions recognized discretely in respective quarters, (v) a $367 thousand benefit (net) to record  return to accrual adjustments recognized discretely in the respective quarter and, (vi) the mix of income generated among the jurisdictions in which the Company operates.

The Company’s effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. The Company’s consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which it operates.  Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its consolidated financial statements as of December 31, 2017. In the third quarter of 2018 the Company made adjustments to the provisional amounts, including continued refinements to its deferred taxes of a $0.4 million provision from the $18.0 million benefit recorded at year-end and a $2.5 million provision on the deemed repatriation of undistributed foreign earnings in addition to the $7.4 million provision recorded at year-end. The Company continues to collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies. The accounting for the tax effects of the Tax Act will be completed by the end of 2018.  While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from its accrued positions as a result of uncertain and complex application of tax law and regulations.  Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, the Company could record additional provisions or benefits for U.S. federal, state, and foreign tax matters in future periods as new information becomes available.

12. NET INCOME (LOSS) PER SHARE

For the three and nine months ended September 30, 2018 and 2017, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic weighted-average shares of common stock outstanding	15,958	16,178	15,987	16,177
Stock options	63	—	55	—
Diluted weighted-average shares of common stock outstanding	16,021	16,178	16,042	16,177

13. SEGMENT REPORTING

The Company has the following three reportable and operating segments: i) U.S. Telecom, ii) International Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended September 30, 2018

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$29,784	$22,219	$—	$—	$52,003
Wireline	2,024	61,693	—	—	63,717
Renewable Energy	—	—	5,418	—	5,418
Total Revenue	31,808	83,912	5,418	—	121,138
Depreciation and amortization	5,665	12,441	1,819	1,459	21,384
Non-cash stock-based compensation	—	20	29	1,344	1,393
Operating income (loss)	22,774	16,239	(177)	(8,012)	30,824

For the Three Months Ended September 30, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$37,774	$22,531	$—	$—	$60,305
Wireline	2,336	54,481	—	—	56,817
Renewable Energy	—	—	5,010	—	5,010
Total Revenue	40,110	77,012	5,010	—	122,132
Depreciation and amortization	6,301	12,088	1,656	1,112	21,157
Non-cash stock-based compensation	—	8	29	1,621	1,658
Operating income (loss)	15,987	(28,531)	976	(7,997)	(19,565)

For the Nine Months Ended September 30, 2018

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$85,767	$67,279	$—	$—	$153,046
Wireline	4,824	168,259	—	—	173,083
Renewable Energy	—	—	17,272	—	17,272
Total Revenue	90,591	235,538	17,272	—	343,401
Depreciation and amortization	19,013	35,907	5,492	4,190	64,602
Non-cash stock-based compensation	—	68	86	4,917	5,071
Operating income (loss)	35,839	37,450	3,687	(26,190)	50,786

For the Nine Months Ended September 30, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$110,398	$65,379	$—	$—	$175,777
Wireline	10,483	172,294	—	—	182,777
Renewable Energy	—	—	14,938	—	14,938
Total Revenue	120,881	237,673	14,938	—	373,492
Depreciation and amortization	19,098	38,339	4,941	3,526	65,904
Non-cash stock-based compensation	—	146	86	5,205	5,437
Operating income (loss)	44,520	(7,832)	3,263	(25,953)	13,998

(1)	Corporate and Other items refer to corporate overhead costs and consolidating adjustments

Selected balance sheet data for each of the Company’s segments as of September 30, 2018 and December 31, 2017 consists of the following (in thousands):

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
September 30, 2018
Cash, Cash equivalents, and Investments	$25,202	$50,753	$12,085	$73,386	$161,426
Assets held for sale	—	—	97,477	—	97,477
Total current assets	48,003	99,624	121,070	80,600	349,297
Fixed assets, net	80,088	473,086	41,716	19,537	614,427
Goodwill	35,269	25,421	3,280	—	63,970
Total assets	187,831	640,123	178,663	177,433	1,184,050
Liabilities held for sale	—	—	80,673	—	80,673
Total current liabilities	23,825	84,310	84,659	22,532	215,326
Total debt	—	91,871	—	—	91,871
December 31, 2017
Cash, Cash equivalents, and Investments	$19,585	$110,700	$8,120	$76,627	$215,032
Total current assets	40,975	190,396	18,060	93,497	342,928
Fixed assets, net	99,462	367,485	158,447	17,752	643,146
Goodwill	35,269	25,421	3,280	—	63,970
Total assets	200,142	629,007	192,406	184,050	1,205,605
Total current liabilities	41,248	91,887	14,754	13,816	161,705
Total debt	—	94,577	61,215	—	155,792

	Capital Expenditures

	U.S.	International		Renewable	Corporate and
Nine months ended September 30,	Telecom	Telecom		Energy	Other (1)	Consolidated
2018	$9,461	$136,790	(2)	$1,642	$6,385	$154,278
2017	17,396	54,775		31,327	4,778	108,276

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

(2)

Includes $78.9 million of expenditures used to rebuild the Company’s damaged networks in the U.S. Virgin Islands which was impacted by the Hurricanes.  These expenditures were financed, in part, by the $34.6 million of insurance proceeds the Company received during the first quarter of 2018.

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

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GTT agreed to with the Government. GTT has objected to the NFMU’s proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government’s prior agreement. In 2011, GTT paid the NFMU $2.6 million representing payments in full for 2008, 2009 and 2010. However, by letter dated November 23, 2011, the NFMU stated that it did not concur with GTT’s inference that the amount was payment in full for the specified years as it was NFMU’s continued opinion that the final calculation for spectrum fees was not agreed upon and was still an outstanding issue. By further letter dated November 24, 2011, the NFMU further rejected a proposal that was previously submitted jointly by GTT  and another communications provider that outlined a recommended methodology for the calculation of these fees. The NFMU stated that it would prepare its own recommendation for consideration by the Minister of Telecommunications, who would decide the matter. GTT  has paid undisputed spectrum fees according to the methodology used for its 2011 payments, and has reserved amounts payable according to this methodology. There have been limited further discussions on this subject and GTT has not had the opportunity to review any recommendation made by the NFMU to the Minister.

In November 2007, Caribbean Telecommunications Limited (“CTL”) filed a complaint in the U.S. District Court for the District of New Jersey against GTT and ATN claiming breach of an interconnection agreement for domestic cellular services in Guyana and related claims. CTL asserted over $200 million in damages.  GTT and ATN moved to dismiss the complaint on procedural and jurisdictional grounds. On January 26, 2009, the court granted the motions to dismiss the complaint on the grounds asserted. In November 2009 and again in April 2013, CTL filed and then abandoned a similar claim against GTT and the Public Utility Commission in the High Court of Guyana. CTL once more filed a similar claim against the Company in December 2017, seeking damages of $25 million; however, this matter was dismissed in May 2018. CTL made an untimely filing for an appeal thereafter, which the court subsequently denied.

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

GTT has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GTT’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. GTT is seeking injunctive relief to stop the illegal bypass activity and money damages. Digicel filed counterclaims alleging that GTT has violated the terms of the interconnection agreement and Guyana laws.  These suits, filed in 2010 and 2012, have been consolidated with Digicel’s constitutional challenge described above and is scheduled to proceed to trial in the second quarter of 2019.  GTT intends to prosecute these matters vigorously.

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. The Company maintains that any liability GTT might be found to have with respect to the disputed tax assessments, totaling $44.1 million, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods.  The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of September 30, 2018 for these matters.

15. PLATFORM INVESTMENTS

During the third quarter of 2017, the Company completed its investment in a managed services and technology business based in Bermuda.

During the second quarter of 2018, the Company established a new platform, based in the United States, to develop in-building wireless network technology that enables building owners to capitalize on the growing demand for better indoor wireless solutions.  Also during the second quarter of 2018, the Company established a new platform, based in the United States, to further develop large scale fiber networks to serve the telecommunications and content provider industries with network infrastructure to develop network solutions.

16. SUBSEQUENT EVENTS

On November 6, 2018, the Company completed the sale of its U.S. solar business that owns and manages distributed generation solar power projects operated under the Ahana name in Massachusetts, California and New Jersey to CleanCapital Holdco 4, LLC. The transaction has a total value of approximately $122.6 million, which includes a cash purchase price of $65.4 million and the assumption of approximately $57.2 million in debt, and is subject to certain other post-closing adjustments.  Approximately $6.5 million of the purchase price will be held in escrow for a period of twelve months after the closing to secure the Company’s indemnification obligation and the Company expects to record a gain between $10 million and $15 million during the fourth quarter of 2018.

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

•

Renewable Energy.   In the United States, we provided distributed generation solar power to corporate and municipal customers through November 6, 2018. We also own and develop projects in India providing distributed generation solar power to corporate customers.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of September 30, 2018:

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

On November 6, 2018, we completed the sale of our renewable energy business in the United States to CleanCapital Holdco 4, LLC.

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their revenues, which is eliminated in consolidation. For information about our financial segments, see Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Impact of Hurricanes Irma and Maria

During September 2017, the economy, our customer base and our operations in the U.S. Virgin Islands were severely impacted by Hurricanes Irma and Maria (collectively, the “Hurricanes”).  Both our wireless and wireline networks and commercial operations were severely damaged by these storms.  As a result of the significant damage to our wireline network and the lack of consistent commercial power in the territory, we were unable to provide most of our wireline services, which comprise the majority of revenue in this business, after the Hurricanes and through much of 2018 to date.

During the three months ended September 30, 2018, we received $7.2 million in additional funding from the Federal Communications Commission’s (“FCC”) Universal Service Fund (“USF”), which largely contributed to a $4.6 million increase in our revenues in that market as compared to the same period in 2017.   For the nine months ended September 30, 2018, we received a total of $15.4 million in additional USF funding which offset $11.6 million decrease in revenue as compared to the same period in 2017.    This level of additional funding will not continue in future quarters.

During the nine months ended September 30, 2018, we spent $78.9 million for network restoration and resiliency enhancements which allowed the reconnection of a significant majority of households and businesses as of the period end.  We expect that our wireline network restoration work is substantially complete, however, returning our revenue to pre-Hurricane levels may take significant time as a result of population movements, the economic impact the Hurricanes had on the market, and our subscriber base’s appetite for continued wireline services.

Dispositions

Renewable Energy (U.S. Operations) - Subsequent Event

On September 9, 2018, we entered into a Purchase and Sale Agreement to sell our U.S. solar business that owns and manages distributed generation solar power projects operated under the Ahana name in Massachusetts, California and New Jersey (the “U.S. Solar Operations”). The transaction has a total value of approximately $122.6 million, which includes a cash purchase price of $65.4 million and the assumption of approximately $57.2 million in debt, and is subject to certain other post-closing adjustments (the “U.S. Solar Transaction”). Approximately $6.5 million of the purchase price will be held in escrow for a period of twelve months after the closing to secure our indemnification obligations. We completed the U.S. Solar Transaction on November 6, 2018 and expect to record a gain of between $10 and $15 million during the fourth quarter of 2018.

The U.S. Solar Transaction does not qualify as a discontinued operation prior to November 6, 2018 because the disposition does not represent a strategic shift that has a major effect on our operations and financial results.  The $97.5 million of assets and $80.7 million of liabilities of our U.S. Solar Operations have been reclassified to Assets held for sale and Liabilities held for sale, respectively, as of September 30, 2018.

International Telecom

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

U.S. Wireline Business

On March 8, 2017, we completed the sale of our integrated voice and data communications and wholesale transport businesses in New England and New York for consideration of $25.9 million (the “Sovernet Transaction”).  The consideration included $20.9 million of cash, $3.0 million of receivables, and $2.0 million of contingent consideration.  The $3.0 million of receivables are held in escrow to satisfy working capital adjustments in favor of the acquirer, to fund certain capital expenditure projects related to the assets sold and to secure our indemnification obligations.  The contingent consideration represents the fair value of future payments related to certain operational milestones of the disposed assets.  The value of the contingent consideration could increase to as much as $4.0 million based on whether or not certain operational milestones were achieved by December 31, 2017.  In September 2017, based on progress toward achieving the operational milestones, and the December 31, 2017 deadline under which to do so, management determined that earning the contingent consideration was unlikely.  As a result the fair value of the contingent consideration was reduced to zero.  The amount was recorded as a loss on disposition of assets within operating income during the year ended December 31, 2017.

Universal Service Fund

The USF is a system of subsidies and fees managed by the FCC. USF funds are disbursed to telecommunication providers through four programs: the Connect America Fund; Lifeline; Schools and Libraries Program (“E-Rate”); and Rural Health Care Support.  We participate in the Connect America Fund; Lifeline, E-Rate programs, and Rural Health Care Support programs as further described below. All of the funding programs are subject to certain operational and reporting compliance requirements.  We believe we are in compliance will all applicable requirements.

The FCC’s Mobility Funds and High Cost Support programs are administered through the Connect America Fund.  The High-Cost Support program subsidizes telecommunications services in rural and remote areas.  The FCC created the Phase I Mobility Fund (“Phase I Mobility Fund”), a one-time award meant to support wireless coverage in underserved geographic areas in the United States.

We received $21.1 million of Phase I Mobility Fund support to our wholesale wireless business (the “Mobility Funds”) to be used to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G service.  Of these funds, $7.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense.  The remaining $13.9 million received offset operating expenses from inception of the program through part of the third quarter of 2018.  The Mobility Funds projects and their operating results are included within our U.S. Telecom segment. As part of the receipt of the Mobility Funds, we committed to comply with certain additional FCC construction and other requirements.  If the requirements are not met the funds may be subject to claw back provisions.  We currently expect to comply with all applicable requirements related to these funds.

During the three and nine months ended September 30, 2018, we recorded $4.1 million and $12.4 million, respectively, of revenue from High Cost Support in its International Telecom segment for our U.S. Virgin Islands operations.  Also, during the three and nine months ended September 30, 2018, we recorded $0.3 million and $0.9 million, respectively, of High Cost Support revenue in our US Telecom segment.  We are subject to certain operational, reporting and construction requirements as a result of this funding and we believe that we are in compliance with all of these requirements.  In addition, we recorded revenue of $7.2 million and $15.4 million during the three and nine months ended September 30, 2018, respectively, from additional funding authorized by the FCC following the Hurricanes.    This level of additional funding will not continue in future quarters.

In August 2018, we were awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction.  The funding requires we provide fixed broadband and voice services to certain eligible areas in the United States.  We are subject to operational and reporting requirements under the program.  We expect to begin receiving the funding in 2019 and are still evaluating how these funds will be recorded.

The E-Rate program provides discounted telecommunication access to eligible schools and libraries.  The E-Rate program awards providers grants to build network connectivity for eligible participants and pays recurring charges for eligible broadband services.  The grants are distributed upon completion of a project.  As of September 30, 2018, we were awarded approximately $15.4 million of E-Rate grants with construction completion obligations between June 2019 and June 2020.  Once these projects are constructed we are obligated to provide service to the E-Rate program participants.  We are in various stages of constructing the networks and has not received any of the funds.  We expect to meet all requirements associated with these grants.

We also receive funding to provide discounted telecommunication services to eligible customers under the E-Rate, Lifeline, and Rural Health Care Support Programs.  During the three and nine months ended September 30, 2018 we recorded revenue of $2.0 million and $6.3 million, respectively, in the aggregate from these programs. We are subject to certain operational and reporting requirements under the above mentioned programs and we believe that we are in compliance with all of these requirements.

Tribal Bidding Credit

As part of the broadcast television spectrum incentive auction, the FCC implemented a tribal lands bidding credit to encourage deployment of wireless services utilizing 600 MHz spectrum on the lands of federally recognized tribes.  We received $7.4 million under this program in the first quarter of 2018.  A portion of these funds will be used to offset network capital costs and a portion will be used to offset the costs of supporting the networks.  Our current estimate is that it will use $5.4 million to offset capital costs and, consequently, a reduction in future depreciation expense and $2.0 million to offset the cost of supporting the network which will reduce future operating expense.  The credits are subject to certain requirements, including deploying service by January 2021 and meeting minimum coverage metrics.  If the requirements are not met the funds may be subject to claw back provisions.  We currently expect to comply with all applicable requirements related to these funds.

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

Selected Segment Financial Information

The following represents selected segment information for the quarters ended September 30, 2018 and 2017 (in thousands):

For the Three Months Ended September 30, 2018

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$29,784	$22,219	$—	$—	$52,003
Wireline	2,024	61,693	—	—	63,717
Renewable Energy	—	—	5,418	—	5,418
Total Revenue	31,808	83,912	5,418	—	121,138

Operating income (loss)	22,774	16,239	(177)	(8,012)	30,824

For the Three Months Ended September 30, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$37,774	$22,531	$—	$—	$60,305
Wireline	2,336	54,481	—	—	56,817
Renewable Energy	—	—	5,010	—	5,010
Total Revenue	40,110	77,012	5,010	—	122,132

Operating income (loss)	15,987	(28,531)	976	(7,997)	(19,565)

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

A quarter over quarter summary of our segment results is as follows:

•	U.S. Telecom. Revenues within our U.S. Telecom segment decreased by $8.3 million, or 20.7%, to $31.8 million from $40.1 million for the three months ended September 30, 2018 and 2017, respectively.

Of this decrease, $8.1 million was attributable to our wholesale wireless operations which had its revenue negatively impacted by $3.7 million relating to the previously announced July 2018 sale of 100 cell sites.  The remaining $4.4 million decrease in our wholesale wireless revenue was primarily the result of a reduction in wholesale roaming rates and the impact of contractual revenue caps with certain carrier customers.

Our wireline operations reported a decline in traffic volumes within our wholesale long-distance services resulting in a decrease in revenues of $0.2 million in that business.  Partially offsetting the decrease in our wholesale wireless business was a $0.1 million increase in revenue from our retail wireless business.

Operating expenses within our U.S. Telecom segment decreased $15.1 million, or 62.7%, to $9.0 million from $24.1 million for the three months ended September 30, 2018 and 2017, respectively.  This decrease in operating expenses was primarily related to the July 2018 sale of 100 cell sites and the gain we recognized on such transaction.

As a result of the above, our U.S. Telecom segment’s operating income increased $6.8 million, or 42.5%, to $22.8 million from $16.0 million for the three months ended September 30, 2018 and 2017, respectively.

•

International Telecom.  Revenues within our International Telecom segment increased $6.9 million, or 9.0%, to $83.9 million from $77.0 million for the three months ended September 30, 2018 and 2017, respectively.

Revenue within the U.S. Virgin Islands for the three months ended September 30, 2018 included $7.2 million of additional funding received from the FCC’s USF program to assist in the recovery of the impact of the Hurricanes.  This level of additional funding will not continue in future quarters. The impact of the August 2017 sale of our operations in the British Virgin Islands which recorded $1.0 million of revenue during the three months ended September 30, 2017, partially offset this amount.

Revenues within our International Telecom segment were also positively impacted by an increase in broadband revenues in our other international markets and the addition of our new managed services and technology business, which began operations in September 2017.

Operating expenses within our International Telecom segment decreased by $37.8 million, or 35.8%, to $67.7 million from $105.5 million for the three months ended September 30, 2018 and 2017, respectively.  This decrease was primarily the result of $36.6 million of hurricane related expenses recorded during the three months ended September 30, 2017.

As a result, our International Telecom segment’s operating income increased to income of $16.2 million from a loss of $28.5 million for the three months ended September 30, 2018 and 2017, respectively.

•

Renewable Energy.  Revenues within our Renewable Energy segment increased $0.4 million, or 8.0%, to $5.4 million from $5.0 million for the three months ended September 30, 2018 and 2017, respectively, primarily as a result of the increase in revenue from our newly completed solar power plants in India partially offset by a decrease in revenue in our U.S. operations.

Operating expenses within our Renewable Energy segment increased $1.6 million, of 40.0%, to $5.6 million from $4.0 million for the three months ended September 30, 2018 and 2017, respectively, primarily as a result of a loss recorded in connection with certain asset disposals and settlement agreements.

As a result of the above, our Renewable Energy segment’s operating income decreased by $1.2 million to a loss of $0.2 million from income of $1.0 million for the three months ended September 30, 2018 and 2017, respectively.

The following represents a quarter-over-quarter discussion and analysis of our results of operations for the quarters ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
REVENUE:
Wireless	$52,003	$60,305	$(8,302)	(13.8)%
Wireline	63,717	56,817	6,900	12.1
Renewable Energy	5,418	5,010	408	8.1
Total revenue	121,138	122,132	(994)	(0.8)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	29,866	30,554	(688)	(2.3)
Engineering and operations	18,177	18,852	(675)	(3.6)
Sales, marketing and customer services	8,995	8,440	555	6.6
General and administrative	25,210	26,660	(1,450)	(5.4)
Transaction-related charges	178	61	117	191.8
Depreciation and amortization	21,384	21,157	227	1.1
(Gain) loss on disposition of long-lived assets	(13,496)	(593)	(12,903)	2,175.9
Loss on damaged assets and other hurricane related charges	—	36,566	(36,566)	100.0
Total operating expenses	90,314	141,697	(51,383)	(36.3)
Income (loss) from operations	30,824	(19,565)	50,389	(257.5)
OTHER INCOME (EXPENSE):
Interest income	568	453	115	25.4
Interest expense	(2,229)	(2,098)	(131)	6.2
Other income (expense)	(1,244)	(650)	(594)	91.4
Other expense, net	(2,905)	(2,295)	(610)	26.6
INCOME (LOSS) BEFORE INCOME TAXES	27,919	(21,860)	49,779	(227.7)
Income tax expense (benefit)	7,010	(884)	7,894	(893.0)
NET INCOME (LOSS)	20,909	(20,976)	41,885	(199.7)
Net income attributable to non-controlling interests, net of tax:	(3,887)	(3,784)	(103)	2.7
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$17,022	$(24,760)	$41,782	(168.7)%

Wireless revenue.  Our wireless revenue consists of wholesale revenue generated within our U.S. Telecom segment and retail revenue generated within both our U.S. Telecom and International Telecom segments.  Within our International Telecom segment, wireless revenue is generated in Bermuda and the Caribbean (including the U.S. Virgin Islands).

Wholesale wireless revenue.  Our U.S. Telecom segment generates wholesale wireless revenue from providing mobile voice and data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using our wireless networks.  Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates and the rates we are paid from our carrier customers for carrying that traffic as well as  tower rental income.

The most significant competitive factor we face in our U.S. Telecom’s wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets. Occasionally, we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area. Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions. In exchange, the carrier agrees to lease us spectrum in that area and enter into a contract with specific pricing and terms. Historically, these arrangements typically have included a purchase right in favor of the carrier to purchase that portion of the network for a predetermined price, depending on when the right to purchase is exercised.  During July 2018, we completed the previously disclosed sale of approximately 100 cell sites which, under one of these arrangements, generated approximately $0.1 million and $3.8 million of wholesale wireless revenue during the three months ended September 30, 2018 and 2017, respectively, and $10.5 million and $4.3 million of wholesale wireless revenue during the nine months ended September 30, 2018 and 2017, respectively.  We received no additional cash proceeds at closing as the cash proceeds were previously received and deferred under our revenue arrangement.

Retail wireless revenue.  Both our U.S. Telecom and International Telecom segments generate retail wireless revenues by providing mobile voice and data services to our subscribers. Retail wireless revenues also include roaming revenues generated by other carriers’ customers roaming into our retail markets and wireless equipment sales, primarily handsets and data modems, as well as real estate rental income.

Wireless revenue decreased by $8.3 million, or 13.8%, to $52.0 million for the three months ended September 30, 2018 from $60.3 million for the three months ended September 30, 2017.  The net decreases in wireless revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireless revenue within our U.S. Telecom segment decreased by $8.0 million, or 21.2%, to $29.8 million from $37.8 million, for the three months ended September 30, 2018 and 2017, respectively.  Wholesale wireless revenue decreased by $8.1 million or 24.4%, to $25.1 million from $33.2 million for the three months ended September 30, 2018 and 2017, respectively.  Of this decrease, $3.7 million was related to the July 2018 sale of 100 cell sites with the remaining decrease being the result of a reduction in wholesale roaming rates and the impact of contractual revenue caps with certain carrier customers.  Our U.S. Telecom’s retail wireless operations reported a slight increase in wireless revenues of $0.1 million, or 2.2%, to $4.7 million from $4.6 million for the three months ended September 30, 2018 and 2017, respectively.

•

International Telecom.  Within our International Telecom segment, wireless revenue decreased by $0.3 million, or 1.3%, to $22.2 million for the three months ended September 30, 2018 from $22.5 million for the three months ended September 30, 2017.   This decrease was primarily related to the operations within the U.S. Virgin Islands which were negatively impacted by the Hurricanes.

We expect wholesale wireless revenues within our U.S. Telecom segment to continue to decline and margins to contract as a result of previously disclosed contracts that significantly reduce rates and impose revenue caps as well as the July 2018 sale of 100 cell sites.  While we expect that wholesale data volumes will continue to increase due to increased demand combined with our increased capacity, we do not expect to significantly expand our footprint and expect that our reduced rates and revenue caps will mostly prevent us from realizing any revenue increase resulting from increased data volumes or additional base stations. As such, we expect that capital expenditures in this segment will be significantly less going forward.  While we are facing lower revenue as a result of the renegotiated roaming arrangements, we believe that maintaining roaming arrangements favorable to our carrier customers allows us to preserve wholesale revenue for a longer period of time while creating potential for a long‑lived shared infrastructure solution for carriers in areas they may consider to be non-strategic.

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

Wireline revenue increased by $6.9 million, or 12.1%, to $63.7 million from $56.8 million for the three months ended September 30, 2018 and 2017, respectively.  The increase in wireline revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireline revenue decreased within our U.S. Telecom segment by $0.3 million, or 13.0%, to $2.0 million from $2.3 million, for the three months ended September 30, 2018 and 2017, respectively, as a result of decreased traffic volume within our wholesale long distance voice services operations.

•

International Telecom.  Within our International Telecom segment, wireline increased by $7.2 million, or 13.2%, to $61.7 million from $54.5 million for the three months ended September 30, 2018 and 2017, respectively.  This increase was a result of $7.2 million in additional funding received from the FCC’s USF partially offset by both the extensive damage caused by the Hurricanes in that market as well as the August 2017 sale of our British Virgin Islands operations which generated $1.0 million in revenue during the three months ended September 30, 2017.  Wireline revenues increased in other international markets as a result of increased broadband revenues and the addition of our new managed services and technology business which began operations in September 2017.

 Within our International Telecom segment, we anticipate that wireline revenue may increase (excluding the impact of the additional USF funding) in the next few quarters as we continue to restore our wireline network in the U.S. Virgin Islands. However, returning revenues to levels reported prior to the Hurricanes will take longer as a result of the damage caused by the Hurricanes to the economy of the U.S. Virgin Islands and our customer base in that market. In all of our international markets we may incur a decline in video revenues as a result of subscribers using alternative methods to receive video content.  We anticipate that wireline revenue from our international long‑distance business in Guyana will continue to decrease as consumers seek to use alternative technology services to place calls as well as a result of the loss of market share should we cease to be the exclusive provider of domestic fixed and international long‑distance service in Guyana, whether by reason of the Government of Guyana implementing recently-passed legislation or new regulations or the lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, over the longer term such declines may be offset by increased revenue from broadband services to consumers and enterprises in Guyana or an increase in regulated local calling rates in Guyana.  We currently cannot predict when or if the Government of Guyana will take any action to implement such legislation or any other action that would otherwise affect our exclusive rights in Guyana. See Note 14 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

 Renewable energy revenue.  Our Power Purchase Agreements (“PPAs”), which are typically priced at or below local retail electricity rates and allow our customers to secure electricity at predictable and stable prices over the duration of their long-term contract and provide us with high-quality contracted cash flows. Internationally, renewable energy revenue includes the generation of power through PPAs from our solar plants in India as well as from consulting fees.  In the United States, and through the sale of those operations on November 6, 2018, renewable energy revenue represented revenue from the sale of electricity through PPA’s and the sale of Solar Renewable Energy Credits (“SRECs”).  During the three and nine months ended September 30, 2018, our renewable energy operations within the United States generated $4.2 million and $13.3 million of revenue, respectively.

Renewable energy revenue increased $0.4 million, or 8.0%, to $5.4 million from $5.0 million for the three months ended September 30, 2018 and 2017, respectively, primarily as a result of a $0.4 million increase in revenue from our newly completed solar power plants in India.

Internationally, we expect that renewable energy may have moderate growth through the remainder of 2018 and into 2019 as additional solar plants become operational.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity, video programming costs, other access fees we pay to terminate our calls, telecommunication spectrum fees and direct costs associated with our managed services and technology business and Renewable Energy segment.  Termination and access fees also include the cost of handsets and customer resale equipment incurred by our retail businesses.

Termination and access fees decreased by $0.7 million, or 2.3%, to $29.9 million from $30.6  million for the three months ended September 30, 2018 and 2017, respectively.  Decreases in termination and access fees, within our segments, consisted of the following:

•

U.S. Telecom. Termination and access fees within our U.S. Telecom segment decreased by $1.3 million, or 11.5%, to $10.0 million from $11.3 million, for the three months ended September 30, 2018 and 2017, respectively, primarily as a result of a decrease in traffic volume within our U.S. wireless business.

•

International Telecom.  Within our International Telecom segment, termination and access fees increased by $0.4 million, or 2.1%, to $19.3 million from $18.9 million, for the three months ended September 30, 2018 and 2017, respectively. The increase was incurred in most of our international markets including our new managed services and technology platform, which began operation in September 2017, offset by the impact of the Hurricanes and the sale of our operations in the British Virgin Islands.

•

Renewable Energy.  Termination and access fees within our Renewable Energy segment increased to $0.6 million from $0.4 million for the three months ended September 30, 2018 and 2017, respectively.  This increase was the result of increased activity within our India solar operations.

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

Engineering and operations expenses decreased by $0.7 million, or 3.6%, to $18.2 million from $18.9 million for the three months ended September 30, 2018 and 2017, respectively.  The net decrease in engineering and operations, within our segments, consisted of the following:

•

U.S. Telecom. Engineering and operations expenses increased by $0.2 million, or 6.7%, to $3.2 million from $3.0 million primarily as a result of our newly created in-building and large scale fiber network platform which began operations in May 2018.

•

International Telecom.  Within our International Telecom segment, engineering and operations expenses decreased by $0.6 million, or 3.9%, to $14.6 million from $15.2 million, for the three months ended September 30, 2018 and 2017, respectively. This decrease was related to a decrease in most of our International Telecom markets which experienced operational efficiencies during the quarter.

We expect that engineering and operations expenses may increase until the completion of the restoration of our network in the U.S. Virgin Islands, and then remain fairly consistent as a percentage of revenues.

 Sales and marketing expenses.    Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $0.6 million, or 6.6%, to $9.0 million from $8.4 million for the three months ended September 30, 2018 and 2017, respectively.  The net increase in sales and marketing expenses, within our segments, consisted of the following:

•

U.S. Telecom. Sales and marketing expenses increased within our U.S. Telecom segment by $0.6 million to $0.8 million from $0.2 million, for the three months ended September 30, 2018 and 2017, respectively, primarily as a result of an increase in marketing and advertising within the retail operations of our wireless platforms as well as the operations of our new in-building and large scale fiber network businesses which began operations in May 2018.
•

International Telecom.  Within our International Telecom segment, our sales and marketing expenses decreased by $0.1 million, or 1.2%, to $8.2 million from $8.3 million for the three months ended September 30, 2018 and 2017.  A $0.2 million increase in our managed services and technology platform, which began operations in September 2017, was offset by spending reductions in our other international markets.

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

General and administrative expenses decreased by $1.5 million, or 5.4%, to $25.2 million from $26.7  million for the three months ended September 30, 2018 and 2017, respectively.  Net decreases in general and administrative expenses, within our segments, consisted of the following:

•

U.S. Telecom. General and administrative expenses increased by $0.4 million, or 10.3%, to $4.3 million from $3.9 million for the three months ended September 30, 2018 and 2017, respectively, primarily to support platform costs for our new in-building and large scale fiber network platforms which began operations in May 2018.

•

International Telecom. General and administrative expenses decreased within our International Telecom segment by $1.2 million, or 8.4%, to $13.1 million from $14.3 million, for the three months ended September 30, 2018 and 2017, respectively.  The decrease was primarily related to a $0.5 million decrease within our U.S. Virgin Islands operations as it continues to recover from the impact of the Hurricanes and $1.0 million in other international markets as a result of a decrease in professional fees and other cost reduction programs.

•

Renewable Energy. General and administrative expenses within our Renewable Energy segment decreased $0.2 million, or 10.5%, to $1.7 million from $1.9 million for the three months ended September 30, 2018 and 2017, respectively, as a result of certain cost savings measures.

•

Corporate Overhead.  General and administrative expenses decreased within our corporate overhead by $0.5 million, or 7.6%, to $6.1 million from $6.6 million, for the three months ended September 30, 2018 and 2017, respectively, primarily related to a decrease in professional fees.

We expect general and administrative expenses to increase over the next several quarters to help support the repair and restoration of our networks in our International Telecom segment which were impacted by the Hurricanes.  We also expect to incur additional general and administrative expenses to support our new managed services and technology platform, our new in-building telecom operations and our new large scale fiber network platform.

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

We incurred $0.2 million and $0.1 million of transaction‑related charges during the three months ended September 30, 2018 and 2017, respectively.  The 2018 transaction-related charges relate to our 2018 investments in our newly established in-building and large scale fiber network platforms.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $0.2 million, or 1.1%, to $21.4 million from $21.2 million for the three months ended September 30, 2018 and 2017, respectively.  Net changes in depreciation and amortization expenses, within our segments, consisted primarily of the following:

•

U.S. Telecom. Depreciation and amortization expenses decreased within our U.S. Telecom segment by $0.6 million, or 9.5%, to $5.7 million from $6.3 million for the three months ended September 30, 2018 and 2017, respectively.  This decrease was primarily due to the completion of the previously disclosed sale of approximately 100 cell sites within our U.S. wireless operations which resulted in a $0.9 million decrease in depreciation and amortization expenses.  This decrease was partially offset by certain wireless network expansions and upgrades in other geographic areas of our U.S. wireless network.

•

International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $0.3 million, or 2.5%, to $12.4 million from $12.1 million for the three months ended September 30, 2018 and 2017, respectively. This increase was the result of expansion and upgrades of our network assets in most of our International Telecom markets partially offset by a $0.6 million reduction in depreciation expense in our U.S. Virgin Islands market on assets which were damaged and written off as a result of the Hurricanes.

•

Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment increased by $0.1 million, or 5.9%, to $1.8 million from $1.7 million for the three months ended September 30, 2018 and 2017, respectively, as a result of capital expenditures primarily related to the construction of our solar operations in India.

•

Corporate Overhead.  Depreciation and amortization expenses increased by $0.4 million or 36.4% to $1.5 million from $1.1 million for the three months ended September 30, 2018 and 2017, respectively, as a result of certain tangible assets being placed into service.

 We expect depreciation expense to increase as we rebuild our networks in the International Telecom segment which were impacted by the Hurricanes and as we acquire more tangible assets to expand or upgrade our other telecommunications networks and build or acquire additional solar power generating facilities.

(Gain) loss on disposition of long-lived assets.  During the three months ended September 30, 2018, we recorded a gain on the disposition of long-lived assets of $13.5 million as a result of a $15.2 million gain on the previously disclosed sale of approximately 100 cell sites within our U.S. wireless operations. This gain was partially offset by a $1.5 million loss recorded in connection with certain asset disposals and settlement agreements within our Renewable Energy segment and a $0.2 million loss on the disposal of miscellaneous assets within our U.S. wireless operations.  During the three months ended September 30, 2017, we recorded a gain on the disposition of long-lived assets of $0.6 million related to the Sovernet Transaction.

Loss on damaged assets and other hurricane related charges.  During September 2017, the economy, our customer base and our operations in the U.S. Virgin Islands were severely impacted by the Hurricanes.

During the three months ended September 30, 2017, we recorded $36.6 million in hurricane related charges of which $35.2 million was in connection with damages  incurred to our wireline and wireless networks and  $1.4 million  related to additional operating expenses that we specifically incurred to address the impact of the Hurricanes.

Interest income.   Interest income represents interest earned on our cash, cash equivalents, restricted cash and short term investment balances.

Interest income increased to $0.6 million from $0.5 million for the three months ended September 30, 2018 and 2017, respectively.  The increase was primarily related to an increase in the return on our cash, cash equivalents and marketable securities as compared to the previous year.

Interest expense.  We incur interest expense on the Viya, One Communications and Ahana debt as well as commitment fees, letter of credit fees, and interest on our outstanding letters of credit, and interest incurred on our outstanding credit facilities.  Interest expense also includes the amortization of debt issuance costs.  For information about our Viya, One Communications and Ahana Debt, see Note 8 of the Consolidated Financial Statements included in this report.

Interest expense increased by $0.1 million to $2.2 million from $2.1 million for the three months ended September 30, 2018 and 2017, respectively.  The increase was primarily the result of a slight increase in interest rates on our outstanding variable rate debt.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned and expenses we incurred.  For the three months ended September 30, 2018 and 2017, other income (expense) was an expense of $1.2 million and $0.7 million, respectively, which was primarily related to losses on foreign currency transactions.

Income taxes.     Our effective tax rate for the three months ended September 30, 2018 and 2017 was 25.1% and 4.0%, respectively.  The effective tax rate for the three months ended September 30, 2018 was primarily impacted by the following items:  (i) a $1.5 million increase (net) of unrecognized tax positions recognized discretely,  (ii) a $0.5 million benefit (net) to record a return to accrual adjustment recognized discretely, (iii) a $1.4 million benefit (net) to record a valuation allowance release on an indefinite lived intangible asset  recognized discretely, and  (iv) the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in jurisdictions where we cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S. Virgin Islands and India.

The effective tax rate for the three months ended September 30, 2017 was primarily impacted by the following items: (i) the exclusion of losses in jurisdictions where we cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S. Virgin Islands, (ii) a $3.4 million benefit for the net capital loss due to the stock sales of our businesses in New England, New York and St. Maarten, (iii) a $3.4 million amended return refund claim filed for tax year 2013 recognized discretely, (iv) a $0.2 million increase (net) in unrecognized tax benefits recognized discretely, (v) a $0.5 million benefit (net) to record a return to accrual adjustment recognized discretely and, (vi) the mix of income generated among the jurisdictions in which we operate.

Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which we operate.  Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), we made reasonable estimates of the effects and recorded provisional amounts in our consolidated financial statements as of December 31, 2017. In the third quarter of 2018 we made adjustments to the provisional amounts, including continued refinements to our deferred taxes of a $0.4 million provision from the $18.0 million benefit recorded at year-end and a $2.5 million provision on the deemed repatriation of undistributed foreign earnings in addition to the $7.4 million provision recorded at year-end. We continue to collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”),FCC and other standard-setting bodies. The accounting for the tax effects of the Tax Act will be completed by the end of 2018. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations.  Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for U.S. federal, state, and foreign tax matters in future periods as new information becomes available.

Net income attributable to non-controlling interests, net of tax.  Net income attributable to non-controlling interests reflected an allocation of $3.9 million and $3.8 million of income generated by our less than wholly-owned subsidiaries for the three months ended September 30, 2018 and 2017, respectively, an increase of $0.1 million or 2.7%.  Changes in net income attributable to non-controlling interests, within our segments, consisted of the following:

•

U.S. Telecom. Net income attributable to non-controlling interests, net of tax remained consistent at $1.3 million for the three months ended September 30, 2018 and 2017 primarily as a result of consistent profitability at certain less than wholly owned subsidiaries within our U.S. wireless retail operations.

•

International Telecom. Net income attributable to non-controlling interests, net of tax increased by $0.2 million, or 9.1% to $2.4 million from $2.2 million, primarily as a result of increased profitability in some of our less than wholly owned subsidiaries within our international operations.

•

Renewable Energy. Net income attributable to non-controlling interests, net of tax decreased by $0.1 million, or 33.3%, to $0.2 million from $0.3 million for the three months September 30, 2018 and 2017, respectively, due to decreased profitability in our domestic solar operations.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was income of $17.0 million and a loss of $24.8 million for the three months ended September 30, 2018 and 2017, respectively.

On a per share basis, net income (loss) was income of $1.06 and a loss of $1.53 per diluted share for the three months ended September 30, 2018 and 2017, respectively.

Selected Segment Financial Information

The following represents selected segment information for the nine months ended September 30, 2018 and 2017 (in thousands):

For the Nine Months Ended September 30, 2018

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$85,767	$67,279	$—	$—	$153,046
Wireline	4,824	168,259	—	—	173,083
Renewable Energy	—	—	17,272	—	17,272
Total Revenue	90,591	235,538	17,272	—	343,401

Operating income (loss)	35,839	37,450	3,687	(26,190)	50,786

For the Nine Months Ended September 30, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$110,398	$65,379	$—	$—	$175,777
Wireline	10,483	172,294	—	—	182,777
Renewable Energy	—	—	14,938	—	14,938
Total Revenue	120,881	237,673	14,938	—	373,492

Operating income (loss)	44,520	(7,832)	3,263	(25,953)	13,998

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

A year-to-date comparison of our segment results is as follows:

•	U.S. Telecom. Revenue within our U.S. Telecom segment decreased by $30.3 million, or 25.1%, to $90.6 million from $120.9 million for the nine months ended September 30, 2018 and 2017, respectively.

Of this decrease, $24.5 million was attributable to our wholesale wireless operations which had its revenue negatively impacted by $6.2 million relating to the July 2018 sale of 100 cell sites.  The remaining $18.3 million decrease in our wholesale wireless revenue was primarily the result of a reduction in wholesale roaming rates and the impact of contractual revenue caps with certain carrier customers.

In addition, we recorded a $0.2 million decrease in revenue from our retail wireless business and  our wireline operations reported a decline in traffic volumes within our wholesale long-distance services resulting in a decrease in revenues of $1.9 million in that business.  Also impacting year over year revenue was the impact of the Sovernet Transaction which represented $4.2 million of the total decrease.

Operating expenses within our U.S. Telecom segment decreased $21.6 million, or 28.3%, to $54.8 million from $76.4 million for the nine months ended September 30, 2018 and 2017, respectively.  This decrease in operating expenses was primarily related to the July 2018 sale of 100 cell sites and the gain recognized on such transaction.

As a result of the above, our U.S. Telecom segment’s operating income decreased $8.7 million, or 19.6%, to $35.8 million from $44.5 million for the nine months ended September 30, 2018 and 2017, respectively.

•

International Telecom.  Revenues within our International Telecom segment decreased $2.2 million, or 0.9%, to $235.5 million from $237.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Revenue within our U.S. Virgin Islands market included $15.3 million of additional funding from the FCC’s USF program to assist in the recovery of the impact of the Hurricanes, received during the nine months ended September 30, 2018.  This level of additional funding will not continue in future quarters. The impact of this additional funding was partially offset by the impact of the Hurricanes and the sale of our operations in the British Virgin Islands in August 2017 which reported $3.3 million of revenue during the nine months ended September 30, 2017.

An increase in broadband revenues and the addition of our new managed services and technology platform, which began operations in September 2017, increased our revenues within the International Telecom market.

Operating expenses within our International Telecom segment decreased by $47.5 million, or 19.3%, to $198.0 million from $245.5 million for the nine months ended September 30, 2018 and 2017, respectively.  This decrease was primarily the result of $36.6 million of hurricane related expenses recorded during the nine months ended September 30, 2017 as well as the impact of the Hurricanes on our U.S. Virgin Islands operations throughout the nine months ended September 30, 2018.

As a result, our International Telecom segment’s operating income (loss) increased to income of $37.5 million from a loss of $7.8 million for the nine months ended September 30, 2018 and 2017, respectively.

•

Renewable Energy.  Revenue within our Renewable Energy segment increased $2.4 million, or 16.1%, to $17.3 million from $14.9 million for the nine months ended September 30, 2018 and 2017, respectively, primarily as a result of the increase in revenue from our newly completed solar power plants in India partially offset by a decrease in revenue in our U.S. operations as a result of the expiration of certain incentive energy credits from the state of California.

Operating expenses within our Renewable Energy segment increased by $2.0 million, or 17.2%, to $13.6 million from $11.6 million for the nine months ended September 30, 2018 and 2017.

As a result of the above, our Renewable Energy segment’s operating income increased by $0.4 million, or 12.1%, to $3.7 million from $3.3 million for the nine months ended September 30, 2018 and 2017, respectively.

The following represents a year over year discussion and analysis of our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)

REVENUE:
Wireless	$153,046	$175,777	$(22,731)	(12.9)%
Wireline	173,083	182,777	(9,694)	(5.3)
Renewable Energy	17,272	14,938	2,334	15.6
Total revenue	$343,401	$373,492	$(30,091)	(8.1)%
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	84,037	94,478	(10,441)	(11.1)
Engineering and operations	54,738	57,881	(3,143)	(5.4)
Sales, marketing and customer services	25,969	26,176	(207)	(0.8)
General and administrative	77,470	77,089	381	0.5
Transaction-related charges	642	887	(245)	(27.6)
Depreciation and amortization	64,602	65,904	(1,302)	(2.0)
(Gain) loss on disposition of long-lived assets	(15,509)	513	(16,022)	(3,123.2)
Loss on damaged assets and other hurricane related charges, net of insurance recovery	666	36,566	(35,900)	(98.2)
Total operating expenses	$292,615	$359,494	$(66,879)	(18.6)%
Income from operations	$50,786	$13,998	$36,788	262.8%
OTHER INCOME (EXPENSE):
Interest income	1,420	1,087	333	30.6
Interest expense	(6,759)	(6,567)	(192)	2.9
Loss on deconsolidation of subsidiary	—	(529)	529	(100.0)
Other expense, net	(3,042)	(1,631)	(1,291)	73.7
Other income (expense), net	$(8,381)	$(7,639)	$(741)	9.7%
INCOME BEFORE INCOME TAXES	42,405	6,359	36,047	567.0
Income tax expense	13,018	4,839	8,179	169.0
NET INCOME	29,387	1,519	27,868	1,834.6
Net income attributable to non-controlling interests, net of tax:	(10,705)	(13,535)	2,830	(20.9)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$18,682	$(12,016)	$30,698	(255.5)%

Wireless revenue.  Wireless revenue decreased by $22.7 million, or 12.9%, to $153.0 million for the nine months ended September 30, 2018 from $175.8 million for the nine months ended September 30, 2017.  The decreases in wireless revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireless revenue within our U.S. Telecom segment decreased by $24.6 million, or 22.3%, to $85.8 million from $110.4 million, for the nine months ended September 30, 2018 and 2017, respectively.  Wholesale wireless revenue decreased by $24.4 million or 25.3%, to $72.2 million from $96.6 million for the nine months ended September 30, 2018 and 2017, respectively.  Of this decrease, $6.2 million was related to the July 2018 sale of 100 cell sites with the remaining decrease a result of a reduction in wholesale roaming rates and the impact of contractual revenue caps with certain carrier customers.  Our U.S. Telecom’s retail operations reported a decrease in wireless revenues of $0.2 million, or 1.4%, to $13.6 million from $13.8 million for the nine months ended September 30, 2018 and 2017, respectively, as a result of a decrease in subscribers and traffic volumes.

•

International Telecom.  Within our International Telecom segment, wireless revenue increased by $1.9 million, or 2.9%, to $67.3 million for the nine months ended September 30, 2018 from $65.4 million for the nine months ended September 30, 2017.   This increase was primarily related to an increase in voice and data traffic offset by a $0.8 million decrease in revenues in the U.S. Virgin Islands which was negatively impacted by the Hurricanes.

Wireline revenue.  Wireline revenue decreased by $9.7 million, or 5.3%, to $173.1 million from $182.8 million for the nine months ended September 30, 2018 and 2017, respectively.  The decreases in wireline revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireline revenue decreased within our U.S. Telecom segment by $5.7 million, or 54.3%, to $4.8 million from $10.5 million, for the nine months ended September 30, 2018 and 2017, respectively, primarily due to the Sovernet Transaction which resulted in a $4.2 million reduction in wireline revenue.  The remainder of the decrease relates to a decrease in traffic volume within our wholesale long-distance voice services operations.

•

International Telecom.  Within our International Telecom segment, wireline revenue decreased by $4.0 million, or 2.3%, to $168.3 million from $172.3 million, for the nine months ended September 30, 2018 and 2017, respectively. This decrease was the result of the impact of the Hurricanes and the August 2017 sale of our operations in the British Virgin Islands which recorded $3.3 million of revenue during the nine months ended September 30, 2017.  These decreases were partially offset by $15.4 million in additional USF funding from the FCC, a $6.8 million increase in revenue in our other International Telecom markets and the addition of our managed service and technology platform which began operations in September 2017.

  Renewable energy revenue.  Renewable energy revenue increased by $2.4 million, or 15.6%, to $17.3 million from $14.9 million for the nine months ended September 30, 2018 and 2017, respectively, primarily as a result of the increase in revenue from our newly completed solar power plants in India, and partially offset by a $1.0 million decrease in our U.S. operations as a result of the expiration of certain incentive energy credits from the state of California and adverse weather conditions in the northeast United States.

Termination and access fee expenses.  Termination and access fees decreased by $10.4 million, or 11.1%, to $84.0 million from $94.5 million for the nine months ended September 30, 2018 and 2017, respectively.  Net decreases in termination and access fees, within our segments, consisted of the following:

•

U.S. Telecom. Termination and access fees within our U.S. Telecom segment decreased by $5.6 million, or 16.2%, to $29.0 million from $34.6 million, for the nine months ended September 30, 2018 and 2017, respectively.  Of this decrease, $2.2 million was related to the effects of the Sovernet Transaction within our wireline operations.  Additionally, a decrease in traffic volume within our wholesale long-distance voice services business resulted in a decrease in termination and access fees of $2.1 million within that business with the remaining decrease being attributable to decreased traffic volume in our U.S. wireless business.

•

International Telecom.  Within our International Telecom segment, termination and access fees decreased by $5.1 million, or 8.6%, to $53.9 million from $59.0 million, for the nine months ended September 30, 2018 and 2017, respectively. Of this decrease, $7.7 million was caused by a reduction in television programming and other variable costs which were not incurred as a result of the impact of the Hurricanes and the sale of our operations in the British Virgin Islands.  These decreases were partially offset by the costs incurred by our new managed services and technology platform, which began operations in September 2017, and within our other international markets.

•

Renewable Energy.  Termination and access fees within our Renewable Energy increased $0.4 million, or 40.0%, to $1.4 million from $1.0 million for the nine months ended September 30, 2018 and 2017, respectively, as a result of increased activity in our India operations.

Engineering and operations expenses.  Engineering and operations expenses decreased by $3.2 million, or 5.4%, to $54.7 million from $57.9 million for the nine months ended September 30, 2018 and 2017, respectively.  The net decrease in engineering and operations, within our segments, consisted of the following:

•

U.S. Telecom. Engineering and operations expenses decreased within our U.S. Telecom segment by $0.8 million, or 7.8%, to $9.4 million from $10.2 million, for the nine months ended September 30, 2018 and 2017, respectively, primarily as a result of the Sovernet Transaction, which resulted in a decrease of $0.6 million, and operating efficiencies within our wireless businesses.

•

International Telecom.  Within our International Telecom segment, engineering and operations expenses decreased by $2.0 million, or 4.3%, to $44.6 million from $46.6 million, for the nine months ended September 30, 2018 and 2017, respectively. This decrease was primarily related to a decrease in our U.S. Virgin Islands operations which were impacted by the Hurricanes and our other international markets which experienced operational efficiencies.

•	Renewable Energy. Engineering expenses within our Renewable Energy segment decreased $0.3 million, or 75.0%, to $0.1 million from $0.4 million for the nine months ended September 30, 2018 and 2017.

•	Corporate Overhead. Engineering expenses within our corporate overhead decreased $0.1 million, or 12.5%, to $0.7 million from $0.8 million for the nine months ended September 30, 2018 and 2017.

 Sales and marketing expenses.  Sales and marketing expenses decreased by $0.2 million, or 0.8%, to $26.0 million from $26.2 million for the nine months ended September 30, 2018 and 2017, respectively.  The net decrease in sales and marketing expenses, within our segments, consisted of the following:

•

U.S. Telecom. Sales and marketing expenses decreased within our U.S. Telecom segment by $0.3 million, or 11.5%, to $2.3 million from $2.6 million, for the nine months ended September 30, 2018 and 2017, respectively, primarily as a result of a decrease in marketing and advertising within the retail operations of our wireless business.

•

International Telecom.  Within our International Telecom segment, our sales and marketing expenses remained consistent at $23.6 million for the nine months ended September 30, 2018 and 2017.  The increase reported from most of our international markets was offset by a decrease of $1.4 million in our U.S. Virgin Islands operations, caused as a result of the Hurricanes.

 General and administrative expenses.  General and administrative expenses increased by $0.4 million, or 0.5%, to $77.5 million from $77.1 million for the nine months ended September 30, 2018 and 2017, respectively.  Net increases in general and administrative expenses, within our segments, consisted of the following:

•

U.S. Telecom. General and administrative expenses increased by $1.0 million, or 9.3%, to $11.7 million from $10.7 million primarily to support our wireless operations and the addition of new in-building and large scale fiber network businesses offset by a $0.5 million impact of the Sovernet Transaction.

•

International Telecom. General and administrative expenses decreased within our International Telecom segment by $0.6 million, or 1.5%, to $39.4 million from $40.0 million, for the nine months ended September 30, 2018 and 2017, respectively.  The decrease was primarily related to our U.S. Virgin Islands operations as it continues to recover from the impact of the Hurricanes and certain cost reduction programs in our other international markets.  These decreases were partially offset by our new managed services and technology platform which began operations in September 2017.

•

Renewable Energy. General and administrative expenses within our Renewable Energy segment decreased by $0.2 million, or 3.7%, to $5.2 million from $5.4 million for the nine months ended September 30, 2018 and 2017.

•

Corporate Overhead.  General and administrative expenses increased within our corporate overhead by $0.3 million, or 1.4%, to $21.2 million from $20.9 million, for the nine months ended September 30, 2018 and 2017, respectively, primarily related to an increase in professional fees, in order to support our expanding operations.

 Transaction-related charges.  We incurred $0.6 million and $0.9 million of transaction‑related charges during the nine months ended September 30, 2018 and 2017, respectively. The 2018 transaction-related charges were primarily related to the sale of our Ahana operations within our Renewable Energy segment and our new in-building and large scale fiber network platforms.  Substantially all of the 2017 expenses were related to the Sovernet Transaction.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased by $1.3 million, or 2.0%, to $64.6 million from $65.9 million for the nine months ended September 30, 2018 and 2017, respectively.  Net decreases in depreciation and amortization expenses, within our segments, consisted primarily of the following:

•

U.S. Telecom. Depreciation and amortization expenses decreased within our U.S. Telecom segment by $0.1 million, or 0.5%, to $19.0 million from $19.1 million, for the nine months ended September 30, 2018 and 2017, respectively, as a result of the completion of the previously disclosed sale of approximately 100 cell sites within our U.S. wireless operations which reduced depreciation expense by $1.0 million and by the effects of the Sovernet Transaction which reduced depreciation and amortization expenses by $0.6 million.  These decreases were partially offset by network expansions and upgrades within other geographic areas of our U.S. wireless operations.

•

International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $2.4 million, or 6.3%, to $35.9 million from $38.3 million, for the nine months ended September 30, 2018 and 2017, respectively. This decrease was primarily related to a $4.9 million reduction in depreciation expense within our U.S. Virgin Islands market on assets that were damaged and written off as a result of the Hurricanes partially offset by the expansion and upgrades of our network assets in our other International Telecom markets.

•

Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment increased by $0.6 million, or 12.2%, to $5.5 million from $4.9 million as a result of capital expenditures primarily related to the construction of our solar operations in India.

•

Corporate Overhead.  Depreciation and amortization expenses increased by $0.7 million or 20.0% to $4.2 million from $3.5 million for the nine months ended September 30, 2018 and 2017, respectively, as a result of certain tangible assets being placed into service.

(Gain) loss on disposition of long-lived assets.   During the nine months ended September 30, 2018, we recorded a gain on the disposition of long-lived assets of $15.5 million as a result of a $15.2 million gain on the previously disclosed sale of approximately 100 cell sites and a $2.4 million gain on the sale of certain telecommunication licenses within our U.S. wireless operations. These gains were partially offset by a $1.5 million loss recorded in connection with certain asset disposals and settlement agreements within our Renewable Energy segment and a $0.7 million loss on the disposal of miscellaneous assets within our U.S. wireless operations.  During the nine months ended September 30, 2017, we recorded a loss of $0.5 million in connection with the Sovernet Transaction.

Loss on damaged assets and other hurricane related charges. During September 2017, the economy, our customer base and our operations in the U.S. Virgin Islands were severely impacted by the Hurricanes.

During the nine months ended September 30, 2018, we incurred $0.7 million in expenses associated with the procurement of continued building maintenance, security services, the supply of alternative power and related professional fees.

During the nine months ended September 30, 2017, we recorded $36.6 million in hurricane related charges of which $35.2 million was in connection with damages incurred to our wireline and wireless networks and  $1.4 million  related to additional operating expenses that we incurred during 2017 to specifically address the impact of the Hurricanes.

Interest income.   Interest income increased to $1.4 million from $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.  The increase was primarily related to an increase in the return on our cash, cash equivalents and marketable securities as compared to the previous year.

Interest expense.  Interest expense increased by $0.2 million, or 2.9%, to $6.8 million from $6.6 million as a result of a slight increase in the interest rate on our variable rate debt and the increase in the One Communications debt which was refinanced in May 2017.  The increase in interest expense was partially offset by the effects of the semi-annual principal repayments of the Ahana debt and the quarterly principal repayments of the One Communications debt.

Loss on deconsolidation of subsidiary.  During the nine months ended September 30, 2017, we recorded a $0.4 million loss on the deconsolidation of a portion our U.S. Wireline operations upon the completion of the Sovernet Transaction.  There were no similar changes during the nine months ended September 30, 2018.

Other income (expense), net.  For the nine months ended September 30, 2018, other income (expense) was $3.0 million expense which was primarily related to losses on foreign currency transactions.  For the nine months ended September 30, 2017, other income (expense) was an expense of $1.8 million which was primarily related to a loss on our equity method investment in our Aruba operations of $1.9 million partially offset by a gain on the sale of marketable securities of $0.8 million and the net loss on foreign currency transactions of $0.7 million.

Income taxes.   Our effective tax rate for the nine months ended September 30, 2018 and 2017 was 30.7% and 76.1%, respectively.  The effective tax rate for the nine months ended September 30, 2018 was primarily impacted by the following items:  (i) a $2.0 million increase (net) of unrecognized tax positions recognized discretely, (ii) a $0.6 million benefit (net) to record a return to accrual adjustment recognized discretely, (iii)  a $0.5 million benefit for the release of a capital loss valuation allowance due to a capital gain on a sale of a wireless license, (iv) a $1.4 million benefit (net) to record a valuation allowance release on an indefinite lived intangible asset  recognized discretely, (v) a $0.7 million provision for the intercompany sale of assets from the U.S. to the U.S. Virgin Islands, and (vi) the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in jurisdictions where we cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S. Virgin Islands and India.

The effective tax rate for the nine months ended September 30, 2017 was primarily impacted by the following items: (i) the exclusion of losses in jurisdictions where we cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S. Virgin Islands, (ii) a $3.4 million benefit for the net capital loss due to the stock sales of our businesses in New England, New York and St. Maarten, (iii) a $3.4 million amended return refund claim filed for tax year 2013 recognized discretely in the third quarter, (iv) a $0.7 million increase (net) in unrecognized tax benefits related to current year and prior year positions recognized discretely in respective quarters, (v) a $0.4 million benefit (net) to record  return to accrual adjustments recognized discretely in the respective quarter and, (vi) the mix of income generated among the jurisdictions in which we operate.

Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which we operate.  Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our consolidated financial statements as of December 31, 2017. In the third quarter of 2018 we made adjustments to the provisional amounts, including continued refinements to our deferred taxes of a $0.4 million provision from the $18.0 million benefit recorded at year-end and a $2.5 million provision on the deemed repatriation of undistributed foreign earnings in addition to the $7.4 million provision recorded at year-end. We continue to collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies. The accounting for the tax effects of the Tax Act will be completed by the end of 2018.  While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations.  Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for U.S. federal, state, and foreign tax matters in future periods as new information becomes available.

Net income attributable to non-controlling interests, net of tax.  Net income attributable to non-controlling interests reflected an allocation of $10.7 million and $13.5 million of income generated by our less than wholly-owned subsidiaries for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $2.8 million or 20.9%.  Changes in net income attributable to non-controlling interests, net of tax, within our segments, consisted of the following:

•

U.S. Telecom. Net income attributable to non-controlling interests, net of tax decreased by $2.6 million, or 48.1%, to $2.8 million from $5.4 million for the nine months ended September 30, 2018 and 2017, respectively, primarily as a result of decreased profitability at certain less than wholly owned subsidiaries within our U.S. wireless retail operations.

•

International Telecom. Net income attributable to non-controlling interests, net of tax decreased by $0.1 million, or 1.4%, to $7.2 million from $7.3 million, primarily as a result of decreased profitability in our less than wholly owned subsidiaries within our international operations.

•

Renewable Energy. Net income attributable to non-controlling interests, net of tax decreased by $0.1 million, or 12.5% to $0.7 million from $0.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was income of $18.7 million and a loss of $12.0 million for the nine months ended September 30, 2018 and 2017, respectively.

On a per share basis, net income (loss) was income of $1.16 and a loss of $0.74 per diluted share for the nine months ended September 30, 2018 and 2017, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.  For discussion of ongoing proceedings, see Note 14 to the Consolidated Financial Statements in this Report.

Tax Reform

The Tax Act also commonly referred to as U.S. tax reform, which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system and the U.S. Virgin Islands mirror code which replaces “United States” with “U.S. Virgin Islands” throughout the Internal Revenue Code. These changes include a U.S. federal statutory rate reduction from 35% to 21%, which results in a U.S. Virgin Islands rate change of 38.5% to 23.1% under the mirror tax code which allows for a 10% surcharge on the U.S. federal tax rate, 100% expensing of certain qualified capital investments, the elimination or reduction of the alternative minimum tax regime, certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation.

The Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes two base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low taxed income (“GILTI”) and eliminates the deduction of certain payments made to related foreign corporations, and imposes a minimum tax if greater than regular tax under the base-erosion and anti-abuse tax (“BEAT”). These changes became effective beginning in 2018. The Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (“the Transition Toll Tax”).

Transition Toll Tax

The Tax Act eliminates the deferral of U.S. income tax on the historical unrepatriated earnings by imposing the Transition Toll Tax, which is a one-time mandatory deemed repatriation tax on undistributed foreign earnings. The Transition Toll Tax is assessed on the U.S. shareholder's share of the foreign corporation's accumulated foreign earnings that have not previously been taxed. Earnings in the form of cash and cash equivalents will be taxed at a rate of 15.5% and all other earnings will be taxed at a rate of 8.0%.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our consolidated financial statements as of December 31, 2017. In the third quarter of 2018 we made adjustments to the provisional amounts, including a $2.5 million provision on the deemed repatriation of undistributed foreign earnings in addition to the $7.4 million provision recorded at year-end. We continue to collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, IRS, and other standard-setting bodies. The accounting for the tax effects of the Tax Act will be completed by the end of 2018.

At September 30, 2018, we continue to assert our earnings are provisionally permanently reinvested outside the U.S., however the tax impact of subsequent cash distributions from our foreign subsidiaries will be limited to foreign withholding, where applicable, and state taxes.  A cash dividend from Guyana was made in 2018, however these distributions are not subject to Guyanese withholding tax and the US state tax impact is minimal.

Effect on Deferred Tax Assets and Liabilities and other Adjustments

Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.  Our deferred tax balances at December 31, 2017 were adjusted for the impact of the Tax Act; an additional adjustment of $0.4 million was recorded in the three-month period ending September 30, 2018 for temporary differences finalized with the filing of the 2017 tax return.

The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. We do not expect we will be subject to this tax and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the nine months ended September 30, 2018.  Based on our initial calculation under the GILTI rules, we do not have an inclusion as of September 30, 2018.  The FASB staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

Status of our Assessment

Our preliminary estimate of the Transition Toll Tax and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates.

The final determination of the Transition Toll Tax and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Tax Act.  As previously noted, we have made revisions to our provisional estimates however we continue to analyze certain income tax effects of The Act and the subsequent IRS notices and proposed regulations.

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

We continue to explore opportunities to expand our telecommunications and our international renewable energy businesses or acquire new businesses and licenses in the United States, the Caribbean and elsewhere. Such acquisitions, including acquisitions of renewable energy assets, may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses or make such investments, such acquisitions may be accomplished through the issuance of shares of our capital stock, payment of cash or incurrence of additional debt. From time to time, we may raise capital ahead of any definitive use of proceeds to allow us to move more quickly and opportunistically if an attractive investment materializes.

As of September 30, 2018, we had approximately $174.0 million in cash, cash equivalents and restricted cash. Of this amount, $57.7 million was held by our foreign subsidiaries and is provisionally indefinitely invested outside the United States. The amount held by our foreign subsidiaries decreased from the December 31, 2017 balance of $113.9 million primarily as the result of a $52.0 million dividend paid by our Guyana subsidiary during the first quarter of 2018 of which $41.6 million was paid to ATN (and eliminated in consolidation) while the remaining $10.4 million was paid to that subsidiary’s minority shareholder. As the Tax Act resulted in a one-time transition tax on the deemed repatriation of foreign earnings for federal tax purposes, the tax impact of subsequent cash distributions will be limited to foreign withholding tax, foreign exchange gain or loss, where applicable,  and state taxes.  In addition, we had approximately $91.9 million of debt (excluding the Ahana Debt which has been reclassified to Liabilities held for sale in the accompanying September 30, 2018 balance sheet), net of unamortized deferred financing costs, as of September 30, 2018. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Capital expenditures.  Historically, a significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks and to expand our renewable energy operations.

For the nine months ended September 30, 2018 and 2017, we spent approximately $154.3 million and $108.3 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	U.S.	International		Renewable	Corporate and
Nine months ended September 30,	Telecom	Telecom		Energy	Other (1)	Consolidated
2018	$9,461	$136,790	(2)	$1,642	$6,385	$154,278
2017	17,396	54,775		31,327	4,778	108,276

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

(2)

Includes $78.9 million of expenditures used for network repairs and resiliency enhancements in the U.S. Virgin Islands which were impacted by the Hurricanes.  These expenditures were financed, in part, by the $34.6 million of insurance proceeds we received during the first quarter of 2018 and cash from operations.

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  Such investments include the upgrade and expansion of both our wireline and wireless telecommunications networks as well as our service delivery platforms. We expect 2018 capital expenditures for our domestic and international telecom businesses to be approximately $90 million to $95 million excluding Hurricane restoration costs in the U.S. Virgin Islands.  To a smaller extent we also continue to invest in expanding our renewable energy assets in India, however, continued expansion in the India market is largely dependent on our ability to secure local financing and the timing, terms and conditions of such financing, which are difficult to estimate at this time.

We expect to fund our current capital expenditures primarily from our current cash balances and cash generated from operations but may secure additional financing to support renewable energy capital expenditures in India.

Income taxes.  We have historically used cash‑on‑hand to make payments for income taxes.  Our policy is to allocate capital where we believe we will get the best returns and to date has been to indefinitely reinvest the undistributed earnings of our foreign subsidiaries. As the Tax Act resulted in a one-time transition tax on the deemed repatriation of foreign earnings for federal tax purposes, the tax impact of subsequent cash distributions will be limited to foreign withholding tax and foreign exchange gain or loss, where applicable, and state taxes. As we continue to reinvest our remaining foreign earnings on a provisional basis, outside of a one-time dividend from Guyana made in the first quarter of 2018, no additional provision for income taxes has been made on accumulated earnings of foreign subsidiaries.

Dividends.  We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the nine months ended September 30, 2018, our Board declared $2.7 million of dividends to our stockholders, which includes a $0.17 per share dividend declared on September 18, 2018 and paid on October 8, 2018. We have declared quarterly dividends for the last 80 fiscal quarters.

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  During the nine months ended September 30, 2018, we repurchased $1.6 million under the 2016 Repurchase Plan and have $37.7 million available to be repurchased under that plan as of September 30, 2018.

Sources of Cash

Total liquidity.  As of September 30, 2018, we had approximately $174.0 million in cash, cash equivalents and restricted cash which represents a decrease of $45.9 million from the December 31, 2017 balance of $219.9 million. The decrease is primarily attributable to cash used for capital expenditures of $154.3 million (including $78.9 million for the network repairs and resiliency enhancements of our network in the U.S. Virgin Islands following the Hurricanes), distributions to our minority shareholders of $15.3 million (which includes a distribution to the minority shareholder of our Guyana subsidiary of $10.4 million), dividends paid on our common stock of $8.2 million, the repurchase of our common stock of $3.7 million, the principal repayment of our debt of $5.7 million, the repurchase of non-controlling interests of $5.2 million and $3.0 million used for certain strategic investments.  These amounts were partially offset by cash provided by our operations of $98.0 million, the receipt of $34.6 million of insurance proceeds relating to the damages we incurred as a result of the Hurricanes, the aggregate net proceeds from the sale of assets and investments of $10.7 million and receipt of government grants of $5.4 million.

Cash provided by operations.  Cash provided by operating activities was $98.0 million for the nine months ended September 30, 2018 as compared to $122.0 million for the nine months ended September 30, 2017.  The decrease of $24.0 million was related to a decrease of $25.0 million within our U.S. Telecom segment which was primarily the result of the decrease in wireless revenues due to the reduction in wholesale roaming revenue rates and the impact of the July 2018 sale of 100 cell sites, a decrease of $11.5 million within our International Telecom segment primarily related to the impact of the Hurricanes and a decrease of $5.8 million within our renewable energy segment. These decreases were partially offset by an increase in cash flow from operations of $18.1 million as a result of the timing of payments made for accounts payable and income taxes.

Cash used in investing activities.  Cash used in investing activities was $105.7 million and $139.3 million for the nine months ended September 30, 2018 and 2017, respectively.  The nine months ended September 30, 2018 included $34.6 million of insurance proceeds relating to business interruptions and damages incurred as a result of the Hurricanes, $5.4 million of cash received for government grants and $10.7 million received for the aggregate proceeds on the sale of marketable securities and other investments.  The nine months ended September 30, 2017 included aggregate proceeds of $22.4 million received from the Sovernet Transaction and the sale of our operations in St. Maarten.  These cash receipts were offset by capital expenditures of $154.3 million (including $78.9 million for the rebuild of our network in the U.S. Virgin Islands which was impacted by the Hurricanes) and $3.0 million used for certain strategic investments during the nine months ended September 30, 2018 as compared to $108.3 million used for capital expenditures during the nine months ended September 30, 2017.

Cash used in financing activities.   Cash used in financing activities was $37.9 million and $29.7 million during the nine months ended September 30, 2018 and 2017, respectively.  The increase in cash used for financing activities of $8.2 million was primarily related to an $11.7 million increase in the distributions made to minority shareholders (primarily the minority shareholder of our Guyana subsidiary) and a $4.1 million increase in the repurchases of non-controlling interests. These increases were partially offset by an $8.3 million decrease in the dividends paid to our stockholders, a $7.4 million reduction in the amounts we paid to repurchase our common stock and the effects of the $8.6 million refinancing of the One Communications debt which was completed in 2017.

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

   The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of September 30, 2018, we were in compliance with all of the financial covenants of the Credit Facility.

 As of September 30, 2018, we had no borrowings under the Credit Facility.

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

The Series A Notes and the Series B Notes contain customary representations, warranties and certain affirmative and negative covenants, which limit additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Series A Notes and Series B Notes are subject to financial covenants that impose 1) a maximum debt service coverage ratio and 2) a maximum ratio of the present value of Ahana’s future cash flow to the aggregate principal amounts of all outstanding obligations.  These financial covenants are tested semi-annually for Ahana Operations on a consolidated basis and on an individual basis for certain subsidiaries.  Both the Series A Notes and Series B Notes may be redeemed at any time, in whole or part, subject to a make-whole premium.  As of September 30, 2018, we were in compliance with all of the financial covenants of the Series A Notes and the Series B Notes.

We capitalized $2.8 million of fees associated with the Series A Notes and Series B Notes which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the notes.

As of September 30, 2018, $2.0 million of the Original Ahana Debt and $58.6 million of the Series A Notes and Series B Notes remained outstanding, and $2.5 million of the capitalized fees remain unamortized.

The Original Ahana Debt, the Series A Notes and Series B Notes were classified as held for sale as part of the U.S. Solar Transaction as of September 30, 2018.  On November 6, 2018, we consummated the U.S. Solar Transaction, which included the transfer of the Original Ahana Debt, the Series A Notes and Series B Notes to the purchaser.  Refer to Note 6 to the Consolidated Financial Statements in this Report.

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

On May 22, 2017, we amended and restated the One Communications Debt to increase the original facility by $8.6 million to $37.5 million.  The amended and restated debt is scheduled to mature on May 22, 2022 and bears interest at the three month LIBOR rate plus an applicable margin rate ranging between 2.5% to 2.75% paid quarterly.  The amended and restated One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (net cash generated from operating activities plus interest expense less net capital expenditures to debt repayments plus interest expense).  We were in compliance with its covenants as of September 30, 2018.

As a condition of the amendment of the One Communications Debt, within 90 days of the refinance date we were required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the maturity of the One Communications Debt.  In July 2017, we entered into an amortizing interest rate swap.  This swap has been designated as a cash flow hedge, had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of September 30, 2018, the swap has an unamortized balance of $9.9 million.

In connection with the amendment of the One Communications Debt, we increased the limit of its overdraft facility from $5.0 million to $10.0 million.  This facility has an interest rate of three month LIBOR plus 1.75%.

We capitalized $0.3 million of fees associated with the One Communications Debt, which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the debt.

As of September 30, 2018, $32.8 million of the One Communications Debt was outstanding, there were no borrowings under the overdraft facility, and $0.2 million of the capitalized fees remain unamortized.

Viya Debt (formerly Innovative Debt)`

On July 1, 2016, we and certain of our subsidiaries entered into a $60.0 million loan agreement (the “Viya Debt”) with Rural Telephone Finance Cooperative (“RTFC”). The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”).  This covenant is tested on an annual basis at the end of each fiscal year.  Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of our Viya subsidiaries and is guaranteed by us.   Earlier in 2018, we began funding the restoration of Viya’s network following the Hurricanes through an intercompany loan arrangement which exceeded certain limitations on Viya incurring additional debt.  RTFC consented to these intercompany advances and increased the intercompany debt limit to

$50.0 million.  Subsequent to the end of the second quarter end, RTFC increased the limit to $75.0 million at our request due to an increase in the on-going restoration and resiliency costs.

We paid a fee of $0.9 million to lock the interest rate at 4% per annum over the term of the Viya debt.  The fee was recorded as a reduction to the Viya debt carrying amount and will be amortized over the life of the loan.

As of September 30, 2018, $60.0 million of the Viya Debt remained outstanding and $0.7 million of the rate lock fee was unamortized.

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

In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of September 30, 2018, we were in compliance with all of the financial covenants of the Credit Facility.

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

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to U.S. dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of Accumulated Other Comprehensive Income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year.  During the nine months ended September 30, 2018, we recorded a $3.0 million loss on foreign currency transactions.    We will continue to assess the impact of our exposure to both the Indian Rupee and the Guyana dollar.

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

Employee Benefit Plan. We sponsor pension and other postretirement benefit plans for employees of certain subsidiaries.  Net periodic pension expense is recognized in our income statement. We recognize a pension or other postretirement plan’s funded status as either an asset or liability in our consolidated balance sheet.  Actuarial gains and losses are reported as a component of other comprehensive income and amortized through other income in subsequent periods.

Interest Rate Sensitivity.    As of September 30, 2018, we had $22.9 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We repurchased $1.6 million of our common stock under the 2016 Repurchase Plan during the nine months ended September 30, 2018 and have $37.7 million available to be repurchased under that plan as of September 30, 2018.

The following table reflects the repurchases by the Company of its common stock during the quarter ended September 30, 2018:

				(d)
				Maximum
				Number (or
			(c)	Approximate
		(b)	Total Number of	Dollar Value) of
	(a)	Average	Shares Purchased	Shares that May
	Total Number	Price	as Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased (1)	Share	or Programs	Programs
July 1, 2018 — July 31, 2018	183	$57.94	—	$37,690,086
August 1, 2018 — August 31, 2018	78	73.63		$37,690,086
September 1, 2018 — September 30, 2018	—	—	—	$37,690,086

(1)  Represents shares purchased on July 8, 2018, July 27, 2018, and August 4, 2018 from our executive officers and other employees who tendered these shares to the Company to satisfy their cost to exercise stock options and tax withholding obligations incurred in connection with the exercise of stock options and the vesting of restricted stock awards at such date. These shares were not purchased under the plan 2016 Repurchase Plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 6. Exhibits:

10.1

Consent and Waiver between Rural Telephone Finance Cooperative, Caribbean Asset Holdings, LLC and DTR Holdings, LLC, dated August 3, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on August 8, 2018).

10.2

Purchase and Sale Agreement by and between Ahana Renewables, LLC and CleanCapital Holdco 4, LLC, dated as of September 9, 2018, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on September 9, 2018).

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

ATN International, Inc.

Date: November 9, 2018	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: November 9, 2018	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer