Form 10-Q
period 2019-03-31
ATN International, Inc.
filed 2019-05-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 001-12593

ATN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47‑0728886 (I.R.S. Employer Identification No.)
500 Cummings Center, Suite 2450 Beverly, Massachusetts (Address of principal executive offices)	01915 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ATNI	The Nasdaq Stock Market LLC

As of May 9, 2019, the registrant had outstanding 15,993,769  shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended March 31, 2019

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the estimated timeline for increase in revenues from our customers in the US Virgin Islands following Hurricanes Irma and Maria (the “Hurricanes”); the competitive environment in our key markets, demand for our services and industry trends; the pace of expansion and improvement of our telecommunications network and renewable energy operations including our level of estimated future capital expenditures and our realization of the benefits of these investments and their impact on our customers; the anticipated timing of our build schedule and energy production of our India renewable energy projects; our pipeline of additional solar capacity; expectations regarding our revenue, expenses and financial performance; our compliance with requirements for certain grants and programs and the anticipated timing of the receipt of funds under such grants and programs; the impact of new accounting pronouncements; our satisfaction of performance obligations; the impact of litigation; the sufficiency of our cash and our expectations regarding capital expenditures; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of our operations, including operating margins, revenues, capital expenditures, and the future growth and retention of our major customers and subscriber base and commercial and industrial demand for solar power; (2) our ability to maintain favorable roaming arrangements and satisfy the needs and demands of our major wireless customers; (3) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes and cyber security concerns in the telecommunications industry; (4) government regulation of our businesses, which may impact our Federal Communications Commission (“FCC”) and other telecommunications licenses or our renewables business; (5) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (6) our ability to receive financial support from the government for our rebuild in the US Virgin Islands and the timing of such support; (7) economic, political and other risks facing our operations; (8) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (9) our ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (10) the occurrence of weather events and natural catastrophes; (11) increased competition; (12) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (13) our continued access to capital and credit markets; and (14) the risk of currency fluctuation for those markets in which we operate in.  These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019 as may be updated by our Quarterly Reports on Form 10-Q and the other reports we file from time to time with the SEC.  Except as required by law, the Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

In this Report, the words “the Company”, “we,” “our,” “ours,” “us” and “ATN” refer to ATN International, Inc. and its subsidiaries. This Report contains trademarks, service marks and trade names that are the property of, or licensed by, ATN and its subsidiaries.

Reference to dollars ($) refer to US dollars unless otherwise specifically indicated.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$171,483	$191,836
Restricted cash	1,071	1,071
Short-term investments	5,280	393
Accounts receivable, net of allowances of $16.7 million and $16.5 million, respectively	46,161	38,305
Inventory, materials and supplies	6,239	6,305
Prepayments and other current assets	30,910	37,855
Total current assets	261,144	275,765
Fixed Assets:
Property, plant and equipment	1,201,404	1,188,916
Less accumulated depreciation	(581,606)	(562,064)
Net fixed assets	619,798	626,852
Telecommunication licenses, net	93,686	93,686
Goodwill	63,970	63,970
Customer relationships, net	8,783	9,323
Operating lease right-of-use assets	68,185	—
Other assets	47,264	37,708
Total assets	$1,162,830	$1,107,304
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$4,688	$4,688
Accounts payable and accrued liabilities	72,394	80,873
Dividends payable	2,719	2,720
Accrued taxes	32,099	31,795
Current portion of operating lease liabilities	8,351	—
Advance payments and deposits	21,066	20,574
Total current liabilities	141,317	140,650
Deferred income taxes	8,362	10,276
Operating lease liabilities	58,835	—
Other liabilities	48,952	46,760
Long-term debt, excluding current portion	85,380	86,294
Total liabilities	342,846	283,980
Commitments and contingencies (Note 15)
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,294,690 and 17,274,215 shares issued, respectively, 15,993,920 and 16,002,699 shares outstanding respectively	172	172
Treasury stock, at cost; 1,300,770 and 1,271,516 shares, respectively	(50,116)	(48,547)
Additional paid-in capital	183,079	181,778
Retained earnings	559,319	563,593
Accumulated other comprehensive income	(1,433)	(1,609)
Total ATN International, Inc. stockholders’ equity	691,021	695,387
Non-controlling interests	128,963	127,937
Total equity	819,984	823,324
Total liabilities and equity	$1,162,830	$1,107,304

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2019	2018
REVENUE:
Wireless	$41,613	$50,548
Wireline	60,197	48,096
Renewable energy	1,490	5,831
Total revenue	103,300	104,475
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	27,888	25,914
Engineering and operations	19,032	18,152
Sales, marketing and customer service	9,390	8,562
General and administrative	23,816	25,540
Transaction-related charges	40	27
Depreciation and amortization	20,718	21,305
Loss on disposition of long-lived assets	302	284
Loss on damaged assets and other hurricane related charges, net of insurance recovery	—	482
Total operating expenses	101,186	100,266
Income from operations	2,114	4,209
OTHER INCOME (EXPENSE)
Interest income	928	366
Interest expense	(1,281)	(2,204)
Other income (expenses)	187	(753)
Other expense, net	(166)	(2,591)
INCOME BEFORE INCOME TAXES	1,948	1,618
Income tax provisions	1,213	3,921
NET INCOME (LOSS)	735	(2,303)
Net income attributable to non-controlling interests, net of tax expense of $0.4 million and $0.3 million, respectively.	(2,316)	(3,252)
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(1,581)	$(5,555)
NET LOSS PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(0.10)	$(0.35)
Diluted	$(0.10)	$(0.35)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,001	16,019
Diluted	16,001	16,019
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.17	$0.17

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$735	$(2,303)
Other comprehensive income:
Foreign currency translation adjustment	237	(1,032)
Unrealized gain (loss) on derivatives	(61)	139
Other comprehensive income (loss), net of tax	176	(893)
Comprehensive income (loss)	911	(3,196)
Less: Comprehensive income attributable to non-controlling interests	(2,316)	(3,252)
Comprehensive income attributable to ATN International, Inc.	$(1,405)	$(6,448)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2019 and 2018

(In Thousands, Except Share Data)

					Accumulated	Total
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2018	$172	$(48,547)	$181,778	$563,593	$(1,609)	$695,387	$127,937	$823,324
Purchase of 28,242 shares of common stock upon exercise of stock options	—	(1,569)	—	—	—	(1,569)	—	(1,569)
Stock-based compensation	—	—	1,301	—	—	1,301	—	1,301
Dividends declared on common stock ($0.17 per common share)	—	—	—	(2,693)	—	(2,693)	(1,553)	(4,246)
Repurchase of non-controlling interests	—	—	—	—	—	—	(225)	(225)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	488	488
Comprehensive income:
Net income	—	—	—	(1,581)	—	(1,581)	2,316	735
Other comprehensive loss	—	—	—	—	176	176	—	176
Total comprehensive income	—	—	—	—	—	(1,405)	2,316	911
Balance, March 31, 2019	$172	$(50,116)	$183,079	$559,319	$(1,433)	$691,021	$128,963	$819,984

Balance, December 31, 2017	$170	$(36,110)	$167,973	$552,948	$3,746	$688,727	$141,496	$830,223
Issuance of 12,500 shares of common stock upon exercise of stock options	—	—	498	—	—	498	—	498
Purchase of 41,827 shares of common stock	—	(2,538)	—	—	—	(2,538)	—	(2,538)
Stock-based compensation	—	—	1,576	—	—	1,576	—	1,576
Dividends declared on common stock ($0.17 per common share)	—	—	—	(2,696)	—	(2,696)	(12,484)	(15,180)
Repurchase of non-controlling interests	—	—	—	—	—	—	(3)	(3)
Cumulative effect adjustment due to adoption of new accounting pronouncements	—	—	—	1,691	(203)	1,488	1,147	2,635
Comprehensive income:
Net income	—	—	—	(5,555)	—	(5,555)	3,252	(2,303)
Other comprehensive loss	—	—	—	—	(893)	(893)	—	(893)
Total comprehensive income	—	—	—	—	—	(6,448)	3,252	(3,196)
Balance, March 31, 2018	$170	$(38,648)	$170,047	$546,388	$2,650	$680,607	$133,408	$814,015

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$735	$(2,303)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	20,718	21,305
Provision for doubtful accounts	1,285	796
Amortization and write off of debt discount and debt issuance costs	160	197
Stock-based compensation	1,301	1,576
Deferred income taxes	(1,914)	(1,089)
Loss on disposition of long-lived assets	302	284
Unrealized (gain) loss on foreign currency	(64)	364
Other non-cash activity	(17)	85
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(9,102)	(5,061)
Materials and supplies, prepayments, and other current assets	90	3,991
Prepaid income taxes	5,158	—
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(3,188)	(2,306)
Accrued taxes	1,620	3,292
Other assets	324	(581)
Other liabilities	1,362	1,994
Net cash provided by operating activities	18,770	22,544
Cash flows from investing activities:
Capital expenditures	(17,641)	(21,041)
Hurricane rebuild capital expenditures	(123)	(30,851)
Hurricane insurance proceeds	—	34,606
Receipt of government grants	—	5,400
Purchase of other investments	(10,000)	—
Purchase of short-term investments	(5,000)	—
Proceeds from sale of investments	141	4,809
Net cash used in investing activities	(32,623)	(7,077)
Cash flows from financing activities:
Dividends paid on common stock	(2,720)	(2,724)
Distribution to non-controlling interests	(1,540)	(12,424)
Principal repayments of term loan	(949)	(938)
Stock-based compensation share repurchases	(1,569)	(2,041)
Repurchases of non-controlling interests	(225)	(3)
Investments made by minority shareholders in consolidated affiliates	488	—
Net cash used in financing activities	(6,515)	(18,130)
Effect of foreign currency exchange rates on cash and cash equivalents	15	(31)
Net change in cash, cash equivalents, and restricted cash	(20,353)	(2,694)
Total cash, cash equivalents, and restricted cash, beginning of period	192,907	219,890
Total cash, cash equivalents, and restricted cash, end of period	$172,554	$217,196
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$8,129	$20,068

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

The Company is a holding company that, directly and through its subsidiaries, owns and operates telecommunications and renewable energy businesses in North America, India, Bermuda and the Caribbean. The Company was incorporated in Delaware in 1987, began trading publicly in 1991 and spun off more than a half of its operations to stockholders in 1998.  Since that time, the Company has engaged in many strategic acquisitions and investments to help grow its operations, using the cash generated from its established operating units to re-invest in its existing businesses and to make strategic investments in earlier stage businesses.  The Company looks for businesses that offer growth opportunities or potential strategic benefits, but that require additional capital investment in order to execute on their business plans.  The Company holds controlling positions with respect to some of its investments and minority positions in others.  These strategic investments frequently offer a product and service development component in addition to the prospects of generating returns on its invested capital.   The Company has identified three operating segments to manage and review its operations, and to facilitate investor presentations of its results, as follows:

•

US Telecom.  In the United States, the Company offers wireless and wireline services.  The Company offers wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States.  The Company also provides retail wireless, wireline services and wholesale long-distance voice services to telecommunications carriers in the areas in which it offers wireline services.

•

International Telecom.  The Company’s international wireless services include voice and data services to retail customers in Bermuda, Guyana and the US Virgin Islands.  The Company’s international wireline services include voice and data services in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands, as well as video services in Bermuda, the Cayman Islands, and the US Virgin Islands. In addition, the Company offers wholesale long‑distance voice services to other telecommunications carriers in the countries in which it offers international wireline services.

•

Renewable Energy.   In India, the Company provides distributed generation solar power to corporate, utility and municipal customers.  Through November 6, 2018, the Company also provided distributed generation solar power in the United States in Massachusetts, California and New Jersey.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of March 31, 2019:

Segment	Services	Markets	Tradenames
US Telecom	Wireless	United States (rural markets)	Choice, Choice NTUA Wireless, Commnet, WestNet, Geoverse
	Wireline	United States	Essextel, Deploycom
International Telecom	Wireline	Bermuda, Cayman Islands, Guyana, US Virgin Islands	Fireminds, GTT+, One, Logic, Viya
	Wireless	Bermuda, Guyana, US Virgin Islands	GTT+, One, Viya
	Video Services	Bermuda, Cayman Islands, US Virgin Islands	Logic, One, Viya
Renewable Energy	Solar	India	Vibrant Energy

 The Company actively evaluates potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, that meet its return on investment and other criteria.  In addition, the

Company considers non-controlling investments in earlier stage businesses that it considers strategically relevant, and which may offer long-term growth potential for the Company, either individually, or as research and development businesses that can support the Company’s operating subsidiaries in new product and service development and offerings. The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their revenues, which is eliminated in consolidation. For further information about the Company’s financial segments and geographical information about its operating revenues and assets, also see Note 14 to the Consolidated Financial Statements included in this Report.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for such periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results of interim periods may not be indicative of results for the full year.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and subsequently issued related updates (“ASU 2016-02”), which provide comprehensive lease accounting guidance.  The standard requires entities to recognize lease assets and liabilities on the balance sheet as well as disclosure of key information about leasing arrangements.  ASU 2016-02 became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The Company adopted ASC 2016-02 on January 1, 2019 utilizing the optional transition method with a cumulative adjustment on the date of adoption and not adjusting prior periods.  Refer to Note 4 of the Condensed Consolidated Financial Statements.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The standard: (a) expands and refines hedge accounting for both financial and non-financial risk components, (b) aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and (c) includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this standard on January 1, 2019.  There was not a material impact to the Company’s Consolidated Financial Statements upon adoption.

In February 2018, the FASB issued ASU 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” (“ASU 2018-02”).  The standard gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income that were impacted by the 2017 Tax Cuts and Jobs Act.  The guidance is effective for all entities for fiscal years beginning after December 31, 2018 and interim periods within those fiscal years.  Early adoption is permitted.  The guidance may be applied in the period of adoption or retrospectively to each impacted period.  The Company adopted this standard on January 1, 2018.  The impact of the adoption results in a $0.8 million reclassification from accumulated other comprehensive income to retained earnings, which is offset by an equivalent valuation allowance, the net impact is zero.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This standard requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. The guidance may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. ASU 2018-15 is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company prospectively adopted this standard in the fourth quarter of 2018.  The Company capitalized $0.5 million and $0.6 million of implementation costs during the three months ended March 31, 2019 and December 31, 2018, respectively, and none of those amounts were amortized at March 31, 2019.

3.  REVENUE RECOGNITION

Impacts of adoption in the current period

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method.  The Company elected the practical expedient to apply the new guidance only to contracts that were not substantially complete at the adoption date.   The cumulative effect of adopting ASC 606 resulted in a contract asset of $1.6 million, of which $1.2 million was recorded in prepayments and other current assets, and $0.4 million was recorded in other assets, a contract liability of $0.2 million recorded in advance payments and deposits, contract acquisition costs of $1.5 million of which $0.9 million was recorded in prepayments and other current assets and $0.6 million was recorded in other assets, and a deferred tax liability of $0.3 million with the offset of $1.5 million recorded to retained earnings and $1.1 million recorded to minority interest.

Contract Assets and Liabilities

The Company recognizes contract assets and liabilities on its balance sheet.  Contract assets represent unbilled amounts typically resulting from retail wireless contracts with both a multiyear service period and a promotional discount.  In these contracts the revenue recognized exceeds the amount billed to the customer.  The current portion of the contract asset is recorded in prepayments and other current assets and the noncurrent portion is included in other assets on the Company’s balance sheet.  Contract liabilities consist of advance payments and billings in excess of revenue recognized.  Retail revenue for postpaid customers is generally billed one month in advance and recognized over the period that the corresponding service is rendered to customers.  To the extent the service is not provided by the reporting date the amount is recognized as a contract liability.  Prepaid service, including mobile voice and data services, sold to customers is recorded as deferred revenue prior to the commencement of services. Contract liabilities are recorded in advanced payments and deposits on its balance sheets.  Contract assets and liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018	$ Change	% Change
Contract asset – current	$2,010	$1,900	$110	6%
Contract asset – noncurrent	779	802	(23)	-3%
Contract liabilities	(15,239)	(13,787)	(1,452)	11%
Net contract liability	$(12,450)	$(11,085)	$(1,365)	12%

The contract asset – current is included in prepayments and other current assets, the contract asset – noncurrent is included in other assets, and the contract liabilities are included in advance payments and deposits on the Company’s balance sheet.  The increase in the Company’s net contract liability was due to the timing of customer prepayments and contract billings.  During the three months ended March 31, 2019, the Company recognized revenue of $9.1 million related to its December 31, 2018 contract liability and amortized $0.6 million of the December 31, 2018 contract asset into revenue.  The Company did not recognize any revenue in the three months ended March 31, 2019 related to performance obligations that were satisfied or partially satisfied in previous periods.

Contract Acquisition Costs

The March 31, 2019 balance sheet includes current contract acquisition costs of $1.5  million in prepayments and other current assets and long term contract acquisition costs of $0.9 million in other assets.  During the three months ended March 31, 2019, the Company amortized $0.5 million of contract acquisition cost.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear retail wireless contracts that include a promotional discount.  The transaction price allocated to unsatisfied performance obligations was $11.9 million and $12.1 million at March 31, 2019 and December 31, 2018, respectively.  The Company expects to satisfy the remaining performance obligations and recognize the transaction price within 24 months.  The Company has certain retail, wholesale, and renewable energy contracts where transaction price is allocated to remaining performance obligations.  However, the Company omits these contracts from the disclosure by applying the right to invoice, one year or less, and wholly unsatisfied performance obligation practical expedients.

Disaggregation

The Company's revenue is presented on a disaggregated basis in Note 14 based on an evaluation of disclosures outside the financial statements, information regularly reviewed by the chief operating decision makers for evaluating the financial performance of operating segments and other information that is used for performance evaluation and resource allocations. This includes revenue from wireline, wireless and renewable energy, as well as domestic versus international wireline and wireless services. This disaggregation of revenue depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

4. LEASES

The Company’s significant accounting policies are detailed in “Note 2 – Summary of Significant Accounting Policies” within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s accounting policies are updated as a result of adopting ASU 2016-02 “Leases (Topic 842)” (“ASC 842”) on January 1, 2019. The adoption of ASC 842 impacted the accounting for leases as further described below.

The Company adopted ASC 842 on January 1, 2019, utilizing the optional transition method with a cumulative adjustment on the date of adoption.  Under this approach, the guidance was applied to leases that had commenced as of January 1, 2019 with a cumulative effect adjustment as of that date and prior periods were not adjusted.  Upon adoption, the Company recognized an operating lease right-of-use (“ROU”) asset of $70.8 million, a short-term lease liability of $8.2 million, and a long-term lease liability of $61.2 million.  The adoption had no impact on retained earnings or other components of equity.

The Company elected the package of practical expedients. Under the package of practical expedients, for existing leases, the Company does not reassess: i) whether the arrangement contains a lease; ii) lease classification and; iii) initial direct costs.

The Company determines if an agreement is a lease at inception. Operating leases are included in ROU assets, current portion of operating lease liabilities, and operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment in the Company’s consolidated balance sheets.  To date the Company has prepaid its financing leases.  As a result, there is no interest cost, lease liability, or discount rate applicable to financing leases.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The present value is calculated using the Company’s incremental borrowing rate based on the information available at the commencement date, as our leases do not contain an implicit rate.  The Company utilized assumptions based on its existing borrowing facilities and other market specific data to determine its incremental borrowing rate. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include renewal options to extend the lease.  The Company includes renewal options that are reasonably certain to be exercised in the initial lease term.  When determining whether a lease term is reasonably certain to be exercised, the Company considers several factors, including the present and anticipated future needs of its customers being serviced by the asset.  Lease expense is recognized on a straight-line basis over the lease term.  The Company does not separate non-lease components from lease components.

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity.  The lease terms are generally between three and ten years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

Three months ended March 31,2019
Operating lease cost:
Operating lease cost	$3,516
Short-term lease cost	713
Variable lease cost	961
Total operating lease cost	$5,190

Finance lease cost:
Amortization of right-of-use asset	$593
Variable costs	296
Total finance lease cost	$889

During the three months ended March 31, 2019, the Company paid $3.2 million of operating cash flows, which were included in the measurement of lease liabilities.  Also during the three months ended March 31, 2019, the Company recorded $0.2 million of lease liabilities arising from right-of-use assets.  At March 31, 2019, finance leases with a cost of $27.4 million and accumulated amortization of $7.9 million were included in property, plant and equipment.

The weighted average remaining lease terms and discount rates as of March 31, 2019 are noted in the table below:

Weighted average remaining lease term
Operating leases	7.3 years
Financing leases	12.1 years

Weighted average discount rate
Operating leases	4.9%
Financing leases	n/a

Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

Operating Leases
2019 (excluding the three months ended March 31, 2019)	$8,356
2020	12,746
2021	11,591
2022	10,816
2023	10,097
Thereafter	27,319
Total lease payments	80,925
Less imputed interest	(13,739)
Total	$67,186

Maturities of lease liabilities as of December 31, 2018 were as follows (in thousands):

Operating Leases
2019	$11,801
2020	12,650
2021	11,491
2022	10,713
2023	9,990
Thereafter	27,325
Total lease payments	$83,970

As of March 31, 2019, the Company did not have any material operating or finance leases that have not yet commenced.

5. USE OF ESTIMATES

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

6. IMPACT OF HURRICANES IRMA AND MARIA

During September 2017, the US Virgin Islands economy, the Company’s customer base and its operations in the US Virgin Islands were severely impacted by Hurricanes Irma and Maria (collectively, the “Hurricanes”).  Both the Company’s wireless and wireline networks and commercial operations were severely damaged by these storms and as a result of the significant damage to the wireline network and the lack of consistent commercial power in the territory, the Company was unable to provide most of its wireline services, which comprise the majority of its revenue in this business, from mid-September 2017 through a majority of 2018.  The Company received insurance recoveries of $34.6 million in February 2018 to aid its recovery from the impact of the Hurricanes.

During the three months ended March 31, 2018 and March 31, 2019, the Company spent $30.9 million and $0.1 million, respectively, for network restoration and resiliency enhancements that allowed the reconnection of a significant majority of affected households and businesses as of the period end.  The Company expects that its wireline network restoration work is substantially complete, however, returning the Company’s revenue to pre-Hurricane levels may take significant time as a result of population movements, the negative economic impact the Hurricanes had on the local economy, and the Company’s subscriber base’s future appetite for continued wireline services.

7. DISPOSITIONS, PLATFORM AND MINORITY INVESTMENTS

Dispositions

 Renewable Energy

On November 6, 2018, the Company completed the sale of its US solar business that owned and managed distributed generation solar power projects operated under the Ahana name in Massachusetts, California and New Jersey (the “US Solar Operations”) to CleanCapital Holdco 4, LLC. The transaction had a total value of approximately $122.6 million, which included a cash purchase price of $65.3 million and the assumption of approximately $57.3 million in debt, and is subject to certain other post-closing adjustments (the “US Solar Transaction”).  The Company is finalizing working capital adjustments.  Approximately $6.5 million of the purchase price will be held in escrow for a period of twelve months after the closing to secure the Company’s indemnification obligation. The table below identifies the assets and liabilities transferred (in thousands):

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

The Company allocated $1.1 million of the gain to non-controlling interests within the consolidated income statement.  During the year ended December 31, 2018, the Company incurred $2.1 million of transaction related charges pertaining to legal, accounting and consulting services associated with the transaction.  The US Solar Operations do not qualify as a discontinued operation because the disposition did not represent a strategic shift that would have a major effect on the Company’s operations and financial results. As a result, the historical results are included in continuing operations.

Platform Investments

US Telecom

During the second quarter of 2018, the Company invested in a new platform, based in the United States, to develop in-building wireless network technology that enables building owners to capitalize on the growing demand for better indoor wireless solutions.  Also during the second quarter of 2018, the Company provided funding for another new platform, based in the United States, seeking to “build to suit” large scale fiber networks to serve the telecommunications and content provider industries in need of lower latency long haul fiber transit services.  Both of these investments are consolidated in the Company’s results.

8. FAIR VALUE MEASUREMENTS

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are summarized as follows (in thousands):

		March 31, 2019
		Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$—	$380	$—	$380
Money market funds	2,615	—	—	2,615
Short term investments	5,280	—	—	5,280
Other investments	—	—	10,000	10,000
Commercial paper	—	13,975	—	13,975
Interest rate swap	—	70	—	70
Total assets and liabilities measured at fair value	$7,895	$14,425	$10,000	$32,320

	December 31, 2018
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$380	$380
Money market funds	2,266	—	2,266
Short term investments	393	—	393
Commercial paper	—	13,972	13,972
Interest rate swap	—	140	140
Total assets and liabilities measured at fair value	$2,659	$14,492	$17,151

Certificate of Deposit

As of March 31, 2019 and December 31, 2018, this asset class consisted of a time deposit at a financial institution denominated in US dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of March 31, 2019 and December 31, 2018, this asset class consisted of a money market portfolio that comprises Federal government and US Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Short Term Investments and Commercial Paper

As of March 31, 2019 and December 31, 2018, these asset classes consisted of short term foreign and US corporate bonds, equity securities, and commercial paper. Corporate bonds and commercial paper are classified within Level 2 of the fair value hierarchy because the fair value is based on observable market data.  Equity securities are classified within Level 1 because fair value is based on quoted market prices in active markets for identical assets.  The Company held equity securities with a fair value of $0.3 million at March 31, 2019,  unchanged from December 31, 2018.

Other Investments

In the first quarter of 2019, the Company made a significant investment in an early stage venture and acquired a convertible debt instrument for $10 million.  The Company elected to fair value the investment upon acquisition.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using Level 2 inputs.

At March 31, 2019, the Company holds $33.1 million of equity and convertible debt securities consisting of non-controlling investments in privately held companies. These investments, over which the Company does not have the ability to exercise significant influence, are without readily determinable fair values. The investments are measured at cost, less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. The carrying value of the strategic investments was $23.1 million at December 31, 2018. As of March 31, 2019 no impairments or price adjustments were recorded on the investments.  These investments are included with other assets on the consolidated balance sheets.

The fair value of long-term debt is estimated using Level 2 inputs.  At March 31, 2019, the fair value of long-term debt, including the current portion, was $90.6 million and its book value was $90.1 million.  At December 31, 2018, the fair value of long-term debt, including the current portion, was $91.6 million and its book value was $91.0 million.

9. LONG-TERM DEBT

At March 31, 2019, the Company had a credit facility with CoBank, ACB and a syndicate of other lenders that provided for a $225 million revolving credit facility (the “Credit Facility”) that included (i) up to $10 million under the Credit Facility for standby or trade letters of credit, (ii) up to $25 million under the Credit Facility for letters of credit that were necessary or desirable to qualify for disbursements from the FCC’s mobility fund and (iii) up to $10 million under a swingline sub-facility.   The Credit Facility had a maturity date of December 31, 2019. The Credit Facility also provided for the incurrence by the Company of incremental term loan facilities, when combined with increases to revolving loan commitments, in an aggregate amount not to exceed $200 million (the “Accordion”).

Amounts borrowed under the Credit Facility bore interest at a rate equal to, at the Company’s option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 1.50% to 1.75% or (ii) a base rate plus an applicable margin ranging from 0.50% to 0.75%.  Swingline loans bore interest at the base rate plus the applicable margin for base rate loans.  The base rate was equal to the higher of (i) 1.00% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; (ii) the federal funds effective rate (as defined in the Credit Facility) plus 0.50% per annum; and (iii) the prime rate (as defined in the Credit Facility). The applicable margin was determined based on the ratio (as further defined in the Credit Facility) of the Company’s indebtedness to EBITDA. Under the terms of the Credit Facility, the Company also paid a fee ranging from 0.175% to 0.250% of the average daily-unused portion of the Credit Facility over each calendar quarter.

The Credit Facility contained customary representations, warranties and covenants, including a financial covenant that imposed a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Company’s investment in “unrestricted” subsidiaries was limited to $400 Million less the aggregate amount of certain dividend payments to its stockholders.  Amounts borrowed under the Accordion were also subject to proforma compliance with a net leverage ratio financial covenant.

As of March 31, 2019, the Company was in compliance with all of the financial covenant~~s~~ and had no borrowings under the Credit Facility.

On April 10, 2019, the Company entered into a Third Amendment and Confirmation Agreement, with CoBank, ACB and the same syndicate of lenders to modify the terms of the Credit Facility (the “New Credit Facility”), which provide for a $200 million revolving credit facility that includes (i) up to $75 million under the New Credit Facility for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Upon the closing of the New Credit Facility, approximately $8.0 million of performance letters of credit were issued, outstanding and undrawn. The New Credit Facility continues to provide for the Accordion. The New Credit Facility matures on April 10, 2024.

Amounts borrowed under the New Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the LIBOR plus an applicable margin ranging between 1.25% to 2.25% or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.25%.  Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the higher of (x) the LIBOR (as defined in the Credit Agreement) for an interest period of one month and (y) the LIBOR for an interest period of one week; (ii) the Federal Funds Effective Rate (as defined in the New Credit Facility) plus 0.50% per annum; and (iii) the Prime Rate (as defined in the New Credit Facility). The applicable margin is determined based on the Company’s Total Net Leverage Ratio (as defined in the New Credit Facility). Under the terms of the New Credit Facility, the Company must also pay a fee ranging from 0.150% to 0.375% of the average daily unused portion of the New Credit Facility over each calendar quarter.

    The New Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Company’s investments in “unrestricted” subsidiaries and certain dividend payments to its stockholders are not limited unless the Company’s Total Net Leverage Ratio is equal to or greater than 1.75:1.0. The Total Net Leverage Ratio provides limited relief in the event of a Qualifying Acquisition (as defined in the New Credit Facility).  Amounts borrowed under the Accordion are also subject to proforma compliance with a net leverage ratio financial covenant.

Viya Debt

The Company, and certain of its subsidiaries, have entered into a $60.0 million loan agreement (the “Viya Debt”) with Rural Telephone Finance Cooperative (“RTFC”). The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”).  This covenant is tested on an annual basis at the end of each fiscal year.  Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of the Viya subsidiaries and is guaranteed by the Company.   With RTFC’s consent, the Company funded the restoration of Viya’s network, following the Hurricanes, through an intercompany loan arrangement with a $75.0 million limit.  The Company was not in compliance with the Net Leverage Ratio covenant for the year ending December 31, 2018 and received a waiver from the RTFC on February 25, 2019.

The Company paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the Viya debt.  The fee was recorded as a reduction to the Viya debt carrying amount and will be amortized over the life of the loan.

As of March 31, 2019, $60.0 million of the Viya Debt remained outstanding and $0.7 million of the rate lock fee was unamortized.

One Communications Debt

The Company has an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on May 22, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% paid quarterly.

The One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (net cash generated from operating activities plus interest expense less net capital expenditures to debt repayments plus interest expense).   The Company was in compliance with its covenants as of March 31, 2019.

As a condition of the One Communications Debt, the Company was required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, the Company entered into an amortizing interest rate swap that has been designated as a cash flow hedge, had an original notional amount of $11.0 million, an interest rate of 1.874%, and expires in March 2022.  As of March 31, 2019, the swap has an unamortized notional amount of $9.3 million.

The Company capitalized $0.3 million of fees associated with the One Communications Debt which are amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of March 31, 2019, $30.9 million of the One Communications Debt was outstanding, there were no borrowings under the overdraft facility, and $0.2 million of the capitalized fees remain unamortized.

Ahana Debt

The Company’s US solar operations were issued $20.6 million in aggregate principal amount of 4.427% senior notes due in 2029 (the “Series A Notes”) and $45.2 million in aggregate principal amount of 5.327% senior notes due in 2031 (the “Series B Notes”).   These operations were also issued a loan from Public Service Electric & Gas (the “PSE&G Loan” and collectively with the Series A Notes and Series B notes, the “Ahana Debt”) which bore interest at 11.3% due in 2027.

For the Series A Notes and Series B Notes, interest and principal were payable semi-annually, until their respective maturity dates, and were secured by certain US solar assets and guaranteed by certain subsidiaries.

Repayment of the PSE&G Loan Debt could have been made in either cash or Solar Renewable Energy Credits (“SRECs”), at the Company’s discretion, with the value of the SRECs being fixed at the time of the loan’s closing.  Historically, the Company made all repayments of the PSE&G Loan using SRECs.

The Company capitalized $2.8 million of fees associated with the Ahana Debt which were recorded as a reduction to the debt carrying amount and amortized over the life of the notes.

On November 6, 2018, the Company consummated the US Solar Transaction which included the transfer of the Ahana Debt to the purchaser.

10. GOVERNMENT GRANTS

Universal Service Fund

The USF is a subsidy program managed by the FCC. USF funds are disbursed to telecommunication providers through four programs: the High Cost Program; Low Income Program; Schools and Libraries Program (“E-Rate”); and Rural Health Care Program.  The Company participates in each of these programs as further described below. All of the funding programs are subject to certain operational and reporting compliance requirements.  The Company believes it is in compliance will all applicable requirements.

The FCC’s Mobility Funds and Connect America Funds are administered through the High Cost Program.  The High-Cost Support program subsidizes telecommunications services in rural and remote areas.  The FCC created the Phase I Mobility Fund (“Phase I Mobility Fund”), a one-time award meant to support wireless coverage in underserved geographic areas in the United States.

The Company received $21.1 million of Phase I Mobility Fund support to its wholesale wireless business (the “Mobility Funds”) to be used to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G service.  Of these funds, $7.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense.  The remaining $13.9 million received offset operating expenses from inception of the program through part of the third quarter of 2018.  The Mobility Funds projects and their operating results are included within the Company’s US Telecom segment. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements.  If the requirements are not met, the funds may be subject to claw back provisions.  The Company currently expects to comply with all applicable requirements related to these funds.

During each of the three month periods ended March 31, 2019 and 2018, the Company recorded $4.1 million of revenue from High Cost Support in its International Telecom segment.  Also, during each of the three month periods ended March 31, 2019 and 2018, the Company recorded $0.3 million of High Cost Support revenue in its US Telecom segment.  The Company is subject to certain operational, reporting and construction requirements as a result of this funding and the Company believes that it is in compliance with all of these requirements.

In August 2018, the Company was awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction.  The funding requires the Company to provide fixed broadband and voice services to certain eligible areas in the United States.  The Company is subject to operational and reporting requirements under the program.  The Company determined the award is a revenue grant, and as a result will record the funding as revenue upon receipt.  The Company expects to begin receiving funds under the Connect America Fund Phase II program during mid-2019.

The E-Rate program provides discounted telecommunication access to eligible schools and libraries.  The E-Rate program (i) awards special construction funding to build network connectivity for eligible participants, and (ii) pays for discounted recurring charges for eligible broadband services.  The special construction funding is used to reimburse construction costs and is distributed upon completion of a project.  As of March 31, 2019, the Company was awarded approximately $15.4 million of E-Rate grants with construction completion obligations between June 2019 and June 2020.  Once these projects are constructed the Company is obligated to provide service to the E-Rate program participants.  The Company is in various stages of constructing the networks and has not received any of the funds.  The Company expects to meet all requirements associated with these grants.

The Company also receives funding to provide discounted telecommunication services to eligible customers under the E-Rate, Lifeline, and Rural Health Care Support Programs.  During the three months ended March 31, 2019 and 2018, the Company recorded revenue of $1.5 million, and $2.2 million, respectively, in the aggregate from these programs.  The Company is subject to certain operational and reporting requirements under the above mentioned programs and it believes that it is in compliance with all of these requirements.

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

11.  RETIREMENT PLANS

The Company has noncontributory defined benefit pension plans for eligible employees in its International Telecom segment who meet certain eligibility criteria. The Company also has a noncontributory defined medical, dental, vision, and life benefit plan for eligible employees in its International Telecom segment who meet certain eligibility criteria.  The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended
	March 31, 2019		March 31, 2018
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$447	$37	$448	$37
Non-operating expense
Interest cost	841	40	820	40
Expected return on plan assets	(1,263)	—	(1,209)	—
Actuarial gain/ loss	7	(17)	30	(17)
Net periodic pension expense	$32	$60	$89	$60

The Company is not required to contributions to its pension and postretirement benefit plans.   However, the Company periodically evaluates whether to make discretionary contributions.  No contributions were made during the three months ended March 31, 2019 and 2018.

12.  INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was 62.3% and 242.3%, respectively.  The effective tax rate for the three months ended March 31, 2019 was primarily impacted by the following items: (i) a $0.5 million net increase of unrecognized tax positions recognized discretely,  (ii) a $0.1 million provision for stock compensation recognized discretely, and (iii) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in jurisdictions where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), in the US Virgin Islands.

The effective tax rate for the three months ended March 31, 2018 was primarily impacted by the following items: (i)  a $0.7 million provision for the intercompany sale of assets from the United States to the US Virgin Islands,  (ii) a $0.3 million net increase in unrecognized tax benefits recognized discretely,  and (iii) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in jurisdictions where we cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the US Virgin Islands and India.

The Company’s effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. The Company’s consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which it operates.  While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from its accrued positions as a result of uncertain and complex application of tax law and regulations.  Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, the Company could record additional provisions or benefits for US federal, state, and foreign tax matters in future periods as new information becomes available.

13. NET INCOME (LOSS) PER SHARE

For the three months ended March 31, 2019 and 2018, the calculation of basic and diluted weighted average shares of common stock outstanding do not include 42,000 shares and 189,000 shares, respectively, relating to stock options as the effects of those options were anti-dilutive.

14. SEGMENT REPORTING

The Company has the following three reportable and operating segments: i) US Telecom, ii) International Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended March 31, 2019

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$20,437	$21,176	$—	$—	$41,613
Wireline	1,056	59,141	—	—	60,197
Renewable Energy	—	—	1,490	—	1,490
Total Revenue	21,493	80,317	1,490	—	103,300
Depreciation and amortization	5,598	13,015	616	1,489	20,718
Non-cash stock-based compensation	—	11	—	1,290	1,301
Operating income (loss)	(3,506)	13,878	(203)	(8,055)	2,114

For the Three Months Ended March 31, 2018

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$27,401	$23,147	$—	$—	$50,548
Wireline	1,098	46,998	—	—	48,096
Renewable Energy	—	—	5,831	—	5,831
Total Revenue	28,499	70,145	5,831	—	104,475
Depreciation and amortization	6,513	11,671	1,774	1,347	21,305
Non-cash stock-based compensation	—	29	29	1,518	1,576
Operating income (loss)	5,224	5,640	1,936	(8,591)	4,209

(1)	Corporate and Other items refer to corporate overhead costs and consolidating adjustments

Selected balance sheet data for each of the Company’s segments as of March 31, 2019 and December 31, 2018 consists of the following (in thousands):

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
March 31, 2019
Cash, Cash equivalents, and Investments	$14,858	$40,731	$56,874	$64,300	$176,763
Total current assets	38,580	89,785	74,533	58,246	261,144
Fixed assets, net	75,004	477,147	44,866	22,781	619,798
Goodwill	35,269	25,421	3,280	—	63,970
Total assets	217,756	648,736	123,624	172,714	1,162,830
Total current liabilities	25,517	78,649	2,149	35,002	141,317
Total debt	—	90,068	—	—	90,068
December 31, 2018
Cash, Cash equivalents, and Investments	$19,118	$32,390	$62,678	$78,043	$192,229
Total current assets	36,801	75,304	80,553	83,107	275,765
Fixed assets, net	78,102	482,770	45,599	20,381	626,852
Goodwill	35,269	25,421	3,280	—	63,970
Total assets	172,634	622,454	130,427	181,789	1,107,304
Total current liabilities	15,783	82,575	3,465	38,827	140,650
Total debt	—	90,970	12	—	90,982

	Capital Expenditures

	US	International	Renewable	Corporate and
Three months ended March 31,	Telecom	Telecom (2)	Energy	Other (1)	Consolidated
2019	$3,075	$11,356	$609	$2,724	$17,764
2018	4,751	43,996	854	2,291	51,892

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

(2)

Includes $0.1 million and $30.9 million of expenditures in the first quarter of 2019 and 2018, respectively, used to rebuild the Company’s damaged networks in the US Virgin Islands which was impacted by the Hurricanes.  These expenditures were financed, in part, by the $34.6 million of insurance proceeds the Company received during the first quarter of 2018.

15. COMMITMENTS AND CONTINGENCIES

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

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GTT agreed to with the Government. GTT has objected to the NFMU’s proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government’s prior agreement. In 2011, GTT paid the NFMU $2.6 million representing payments in full for 2008, 2009 and 2010. However, by letter dated November 23, 2011, the NFMU stated that it did not concur with GTT’s inference that the amount was payment in full for the specified years as it was NFMU’s continued opinion that the final calculation for spectrum fees was not agreed upon and was still an outstanding issue. By further letter dated November 24, 2011, the NFMU further rejected a proposal that was previously submitted jointly by GTT and another communications provider that outlined a recommended methodology for the calculation of these fees. The NFMU stated that it would prepare its own recommendation for consideration by the Minister of Telecommunications, who would decide the matter. GTT has paid undisputed spectrum fees according to the methodology used for its 2011 payments, and has reserved amounts payable according to this methodology.  GTT has not had the opportunity to have significant discussions with the NFMU on the matter and is not aware whether the NFMU has made any recommendation to the Minister.

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

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. The Company maintains that any liability GTT might be found to have with respect to the disputed tax assessments, totaling $44.1 million, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods.  The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of March 31, 2019 for these matters.

16. SUBSEQUENT EVENTS

On April 10, 2019, the Company amended its outstanding credit facility.  See Note 9.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Annual Report on Form 10-K”), and in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Overview

We are a holding company that, directly and through our subsidiaries, owns and operates telecommunications and renewable energy businesses in North America, India, Bermuda and the Caribbean. We were incorporated in Delaware in 1987, began trading publicly in 1991 and spun off more than a half of our operations to stockholders in 1998. Since that time, we have engaged in many strategic acquisitions and investments to help grow our operations, using the cash generated from our established operating units to re-invest in our existing businesses and to make strategic investments in earlier stage businesses.  We look for businesses that offer growth opportunities or potential strategic benefits, but that require additional capital investment in order to execute on their business plans.  We hold controlling positions with respect to some of our investments and minority positions in others.  These strategic investments frequently offer a product and service development component in addition to the prospect of generating returns on our invested capital.   For a discussion of the risks involved in our investment strategy, see “Risk Factors—We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long-term growth prospects.” in our 2018 Annual Report on Form 10-K.

We have identified three operating segments to manage and review our operations, and to facilitate investor presentations of our results, as follows:

•

US Telecom.  In the United States, we offer wireless and wireline services.  We offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States.  We also provide retail wireless, wireline services and wholesale long-distance voice services to telecommunications carriers in the areas in which we offer wireline services.

•

International Telecom.  Our international wireless services include voice and data services to retail customers in Bermuda, Guyana and the US Virgin Islands.  Our international wireline services include voice and data services in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands, as well as video services in Bermuda, the Cayman Islands, and the US Virgin Islands. In addition, we offer wholesale long-distance voice services to other telecommunications carriers in the countries in which we offer international wireline services.

•

Renewable Energy.    In India, we provide distributed generation solar power to corporate, utility and municipal customers.  Through November 6, 2018, we also provided distributed generation solar power in the United States in Massachusetts, California and New Jersey.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of March 31, 2019:

Segment	Services	Markets	Tradenames
US Telecom	Wireless	United States (rural markets)	Choice, Choice NTUA Wireless, Commnet, WestNet, Geoverse
	Wireline	United States	Essextel, Deploycom
International Telecom	Wireline	Bermuda, Cayman Islands, Guyana, US Virgin Islands	Fireminds, GTT+, One, Logic, Viya
	Wireless	Bermuda, Guyana, US Virgin Islands	GTT+, One, Viya
	Video Services	Bermuda, Cayman Islands, US Virgin Islands	Logic, One, Viya
Renewable Energy	Solar	India	Vibrant Energy

We actively evaluate potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, that meet our return on investment and other criteria.  In addition, we consider non-controlling investments in earlier stage businesses that we consider strategically relevant, and which may offer long-term growth potential for us, either individually, or as research and development businesses that can support our operating subsidiaries in new product and service development and offerings.  We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their revenues, which is eliminated in consolidation. For further information about our financial segments and geographical information about our operating revenues and assets see Notes 1 and  14 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Platform Investments

US Telecom

During the second quarter of 2018, we invested in a new platform, based in the United States, to develop in-building wireless network technology that enables building owners to capitalize on the growing demand for better indoor wireless solutions.  Also during the second quarter of 2018, we provided funding for another new platform, based in the United States, seeking to “build to suit” large scale fiber networks to serve the telecommunications and content provider industries in need of lower latency long haul fiber transit services.  Both of these investments are consolidated in our results.

Dispositions

Renewable Energy (US Operations)

On November 6, 2018, we completed the sale of our US Solar Operations business that owned and managed distributed generation solar power projects operated under the Ahana name in Massachusetts, California and New Jersey. The US Solar Transaction had a total value of approximately $122.6 million, which included a cash purchase price of $65.3 million and the assumption of approximately $57.3 million in debt, and is subject to certain other post-closing adjustments.  Approximately $6.5 million of the purchase price will be held in escrow for a period of twelve months after the closing to secure our indemnification obligations.

The US Solar Transaction does not qualify as a discontinued operation because the disposition does not represent a strategic shift that has a major effect on our operations and financial results.

Universal Service Fund

The USF is a subsidy program managed by the FCC. USF funds are disbursed to telecommunication providers through four programs: the High Cost Program; Low Income Program; E-Rate; and Rural Health Care Program.  We participate in each of these programs as further described below. All of the funding programs are subject to certain operational and reporting compliance requirements.  We believe we are in compliance will all applicable requirements.

The FCC’s Mobility Funds and Connect America Funds are administered through the High Cost Program.  The High-Cost Support program subsidizes telecommunications services in rural and remote areas.  The FCC created the Phase I Mobility Fund, a one-time award meant to support wireless coverage in underserved geographic areas in the United States.

We received $21.1 million of Phase I Mobility Fund support to our wholesale wireless business (the “Mobility Funds”) to be used to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G service.  Of these funds, $7.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense.  The remaining $13.9 million received offset operating expenses from inception of the program through part of the third quarter of 2018.  The Mobility Funds projects and related operating results are included within our US Telecom segment. As part of the receipt of the Mobility Funds, we committed to comply with certain additional FCC construction and other requirements.  If the requirements are not met, the funds may be subject to claw back provisions.  We currently expect to comply with all applicable requirements related to these funds.

During each of the three month periods ended March 31, 2019 and 2018, we recorded $4.1 million of revenue from High Cost Support in our International Telecom segment.  Also, during each of the three month periods ended March 31, 2019 and 2018, we recorded $0.3 million of High Cost Support revenue in our US Telecom segment.  We are subject to certain operational, reporting and construction requirements as a result of this funding and we believe that we are in compliance with all of these requirements.

In August 2018, we were awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction.  The funding requires us to provide fixed broadband and voice services to certain eligible areas in the United States.  We are subject to operational and reporting requirements under the program.  We determined the award is a revenue grant, and as a result we will record the funding as revenue upon receipt.  We expect to begin receiving funds under the Connect America Fund Phase II program during mid-2019.

The E-Rate program provides discounted telecommunication access to eligible schools and libraries.  The E-Rate program (i) awards special construction funding to build network connectivity for eligible participants, and (ii) pays for discounted recurring charges for eligible broadband services.  The special construction funding is used to reimburse construction costs and is distributed upon completion of a project.  As of March 31, 2019, we were awarded approximately $15.4 million of E-Rate grants with construction completion obligations between June 2019 and June 2020.  Once these projects are constructed we are obligated to provide service to the E-Rate program participants.  We are in various stages of constructing the networks and have not received any of the funds.  We expect to meet all requirements associated with these grants.

We also receive funding to provide discounted telecommunication services to eligible customers under the E-Rate, Lifeline, and Rural Health Care Support Programs.  During the three months ended March 31, 2019 and 2018, we recorded revenue of $1.5 million, and $2.2 million, respectively, in the aggregate from these programs.  We are subject to certain operational and reporting requirements under the above mentioned programs and we believe that we are in compliance with all of these requirements.

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

Impact of Hurricanes

During September 2017, the US Virgin Islands economy, our customer base and our operations were severely impacted by Hurricanes Irma and Maria.  Both our wireless and wireline networks and commercial operations were severely damaged by these storms and as a result of the significant damage to the wireline network and the lack of consistent commercial power in the territory, we were unable to provide most of our wireline services, which comprise the majority of our revenue in this business, after the Hurricanes and through a majority of 2018.  We received insurance recoveries of $34.6 million in February 2018 to aid our recovery from the impact of the Hurricanes.

During the three months ended March 31, 2018 and March 31, 2019, we spent $30.9 million and $0.1 million, respectively, for network restoration and resiliency enhancements that allowed the reconnection of a significant majority of affected households and businesses as of the period end.  We expect that our wireline network restoration work is substantially complete, however, returning our revenue to pre-Hurricane levels may take significant time as a result of population movements, the economic impact the Hurricanes had on the market, and our subscriber base’s future appetite for continued wireline services.

Selected Segment Financial Information

The following represents selected segment information for the three months ended March 31, 2019 and 2018 (in thousands):

For the Three Months Ended March 31, 2019

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$20,437	$21,176	$—	$—	$41,613
Wireline	1,056	59,141	—	—	60,196
Renewable Energy	—	—	1,490	—	1,490
Total Revenue	21,494	80,317	1,490	—	103,301

Operating income (loss)	(3,506)	13,878	(203)	(8,055)	2,114

For the Three Months Ended March 31, 2018

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$27,401	$23,147	$—	$—	$50,548
Wireline	1,098	46,998	—	—	48,096
Renewable Energy	—	—	5,831	—	5,831
Total Revenue	28,499	70,145	5,831	—	104,475

Operating income (loss)	5,224	5,640	1,936	(8,591)	4,209

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

A quarter-over-quarter comparison of our segment results is as follows:

US Telecom.  Revenue within our US Telecom segment decreased by $7.0 million, or 24.6%, to $21.5 million from $28.5 million for the three months ended March 31, 2019 and 2018, respectively.

Revenue within our wireless operations decreased by $7.0 million, or 25.5%, to $20.4 million from $27.4 million for the three months ended March 31, 2019 and 2018, respectively.  This decrease was attributable to a decline in revenues in our wholesale wireless operations, with $2.3 million of this decrease relating to the July 2018 sale of 100 cell sites, and $4.7 million of this decrease resulting from a reduction in roaming traffic.  Revenue from our retail wireless operations remained unchanged at $4.4 million for the three months ended March 31, 2019 and 2018.

Revenue within our wireline operations remained consistent at $1.1 million for the three months ended March 31, 2019 and 2018 as a result of consistent traffic volumes within our wholesale long-distance services.

Operating expenses within our US Telecom segment increased $1.7 million, or 7.3%, to $25.0 million from $23.3 million for the three months ended March 31, 2019 and 2018, respectively.  This increase in operating expenses was primarily related to the completion of the Phase I Mobility Fund support in 2018 which was recorded as a $1.5 million offset to expenses during the three months ended March 31, 2018.

As a result of the above, our US Telecom segment’s operating income decreased $8.7 million to a loss of $3.5 million from income of $5.2 million for the three months ended March 31, 2019 and 2018, respectively.

International Telecom.  Revenues within our International Telecom segment increased $10.2 million, or 14.6%, to $80.3 million from $70.1 million for the years ended March 31, 2019 and 2018, respectively, as a result of an increase in broadband revenues in many of our international telecom businesses including our operations in the US Virgin Islands as their operations become more normalized following the impact of the Hurricanes.

Operating expenses within our International Telecom segment increased by $1.9 million, or 2.9%, to $66.4 million from $64.5 million for the three months ended March 31, 2019 and 2018, respectively.  The increase was primarily the result of increased expenses in the US Virgin Islands as their operations become more normalized following the impact of the Hurricanes.

As a result, our International Telecom segment’s operating income increased $8.3 million, or 148.2%, to $13.9 million from $5.6 million for the three months ended March 31, 2019 and 2018, respectively.

Renewable Energy.  Revenue within our Renewable Energy segment decreased $4.3 million to $1.5 million from $5.8 million for the three months ended March 31, 2019 and 2018, respectively, primarily as a result the US Solar Transaction.

Operating expenses within our Renewable Energy segment decreased by $2.1 million, or 53.8%, to $1.7 million from $3.9 million for the three months ended March 31, 2019 and 2018, respectively, primarily related to the US Solar Transaction.

As a result of the above, our Renewable Energy segment’s operating income decreased by $2.1 million to a loss of $0.2 million from income of $1.9 million for the three months ended March 31, 2019 and 2018, respectively.

The following represents a quarter-over-quarter discussion and analysis of our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended		Amount of	Percent
	March 31,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
REVENUE:
Wireless	$41,613	$50,548	$(8,935)	(17.7)%
Wireline	60,197	48,096	12,101	25.2
Renewable Energy	1,490	5,831	(4,341)	(74.4)
Total revenue	103,300	104,475	(1,175)	(1.1)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	27,888	25,914	1,974	7.6
Engineering and operations	19,032	18,152	880	4.8
Sales, marketing and customer services	9,390	8,562	828	9.7
General and administrative	23,816	25,540	(1,724)	(6.8)
Transaction-related charges	40	27	13	48.1
Depreciation and amortization	20,718	21,305	(587)	(2.8)
Loss on disposition of long-lived assets	302	284	18	6.3
Loss on damaged assets and other hurricane related charges	—	482	(482)	100.0
Total operating expenses	101,186	100,266	920	0.9
Income (loss) from operations	2,114	4,209	(2,095)	(49.8)
OTHER INCOME (EXPENSE):
Interest income	928	366	562	153.6
Interest expense	(1,281)	(2,204)	923	41.9
Other income (expense)	187	(753)	940	124.8
Other expense, net	(166)	(2,591)	2,425	93.6
INCOME BEFORE INCOME TAXES	1,948	1,618	330	20.4
Income tax expense	1,213	3,921	(2,708)	(69.1)
NET INCOME (LOSS)	735	(2,303)	3,038	131.9
Net income attributable to non-controlling interests, net of tax:	(2,316)	(3,252)	936	28.8
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(1,581)	$(5,555)	$3,974	71.5%

Wireless revenue.  Our wireless revenue consists of wholesale revenue generated within our US Telecom segment and retail revenue generated within both our US Telecom and International Telecom segments. Within our International Telecom segment, wireless revenue is generated in Bermuda and the Caribbean (including the US Virgin Islands).

Wholesale wireless revenue.    Our US Telecom segment generates wholesale wireless revenue from providing mobile voice and data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using our wireless networks. Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates and the rates we are paid from our carrier customers for carrying that traffic as well as tower rental income.

The most significant competitive factor we face in our US Telecom’s wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets. Occasionally, we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area. Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions. In exchange, the carrier agrees to lease us spectrum in that area and enter into a contract with specific pricing and terms. Historically, these arrangements typically have included a purchase right in favor of the carrier to purchase that portion of the network for a predetermined price, depending on when the right to purchase is exercised. In July 2018, we completed the sale of approximately 100 cell sites which, under one of these arrangements, generated approximately $2.3 million of wholesale wireless revenue during the three months ended March 31, 2018.  We received no additional cash proceeds at closing as the cash proceeds were previously received and deferred under our revenue arrangement.

Retail wireless revenue. Both our US Telecom and International Telecom segments generate retail wireless revenues by providing mobile voice and data services to our subscribers. Retail wireless revenues also include roaming revenues generated by other carriers’ customers roaming into our retail markets and wireless equipment sales, primarily handsets and data modems, as well as real estate rental income.

Wireless revenue decreased by $8.9 million, or 17.7%, to $41.6 million for the three months ended March 31, 2019 from $50.5 million for the three months ended March 31, 2018.  The decreases in wireless revenue, within our segments, consisted of the following:

•

US Telecom. Wireless revenue within our US Telecom segment decreased by $7.0 million, or 25.5%, to $20.4 million from $27.4 million, for the three months ended March 31, 2019 and 2018, respectively.  This decrease represented a decrease in wholesale wireless revenue, which was a 30.0% decrease to $16.1 million from $23.0 million for the three months ended March 31, 2019 and 2018, respectively.  Of this decrease in wholesale wireless revenue, $2.3 million was related to the July 2018 sale of 100 cell sites with the remaining decrease a result of a reduction in wholesale roaming traffic.  Wireless revenue within our US Telecom segment’s retail operations remained unchanged at $4.4 million for the three months ended March 31, 2019 and 2018.

•

International Telecom.  Within our International Telecom segment, wireless revenue decreased by $1.9 million, or 9.0%, to $21.2 million for the three months ended March 31, 2019 from $23.1 million for the three months ended March 31, 2018.   This decrease was primarily related to a $1.5 million decrease in roaming revenues within the US Virgin Islands as a result of fewer customers from other carriers that were impacted by the Hurricanes roaming on our network during 2018.

We expect wholesale wireless revenue within our US Telecom segment to continue to decline and margins to contract as a result of a reduction in wholesale roaming traffic and the continuing negative impact of the July 2018 sale of 100 cell sites.  We believe that maintaining roaming arrangements favorable to our carrier customers allows us to preserve wholesale revenue for a longer period of time while creating potential for a long‑lived shared infrastructure solution for carriers in areas they may consider to be non-strategic.    As such, we expect that capital expenditures in this segment will be significantly lower going forward.

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

Wireline revenue.    Wireline revenue is generated by our US Telecom and International Telecom segments. Within our US Telecom segment, wireline revenue is generated by our wholesale long-distance voice services to telecommunications carriers. Within our International Telecom segment, wireline revenue is generated in Bermuda and the Caribbean (including the US Virgin Islands) and includes internet, voice, and video service revenues as well as revenues from our new managed services and technology business.

Wireline revenue increased by $12.1 million, or 25.2%, to $60.2 million from $48.1 million for the three months ended March 31, 2019 and 2018, respectively.  The changes in wireline revenue, within our segments, consisted of the following:

•

US Telecom. Wireline revenue within our US Telecom segment remained consistent at $1.1 million for the three months ended March 31, 2019 and 2018 as a result of consistent in-traffic volumes within our wholesale long-distance services.

•

International Telecom.  Within our International Telecom segment, wireline revenue increased by $12.1 million, or 25.7%, to $59.1 million from $47.0 million, for the three months ended March 31, 2019 and 2018, respectively. Within the US Virgin Islands, wireline revenue increased by $9.4 million as a result of their operations become more normalized following the impact of the Hurricanes.   In other international markets, we recognized an increase in broadband data revenues as a result of subscriber growth.

Within our International Telecom segment, we anticipate that wireline revenue may increase in the next few quarters as our operations within the US Virgin Islands become more normalized following the impact of the Hurricanes. However, returning revenues to levels reported prior to the Hurricanes will take longer, or may never occur, as a result of the damage caused by the Hurricanes to the economy of the US Virgin Islands and our customer base in that market. In all of our international markets we may incur a decline in video revenues as a result of subscribers using alternative methods to receive video content. We anticipate that wireline revenue from our international long‑distance business in Guyana will continue to decrease as consumers seek to use alternative technology services to place calls as well as a result of the loss of market share should we cease to be the exclusive provider of domestic fixed and international long‑distance service in Guyana, whether by reason of the Government of Guyana implementing recently-passed legislation or new regulations or the lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, over the longer term such declines may be offset by increased revenue from broadband services to consumers and enterprises in Guyana or an increase in regulated local calling rates in Guyana. We currently cannot predict when or if the Government of Guyana will take any action to implement such legislation or any other action that would otherwise affect our exclusive rights in Guyana. See Note 15 to the Consolidated Financial Statements included in this Report.

Renewable energy revenue.  For 2019, renewable energy revenue includes the generation of power through Power Purchase Agreements (“PPAs”) from our solar plants in India.  Our PPAs, which are typically priced at or below local retail electricity rates and allow our customers to secure electricity at predictable and stable prices over the duration of their long-term contract, provide us with high-quality contracted cash flows. In the United States, and until the sale of those operations on November 6, 2018, renewable energy revenue represented revenue from the sale of electricity through PPAs and the sale of Solar Renewable Energy Credits (“SRECs”).  During the three months ended March 31, 2018, our renewable energy operations within the United States generated $4.6 million of revenue.

Renewable energy revenue decreased by $4.3 million, or 74.4%, to $1.5 million from $5.8 million for the three months ended March 31, 2019 and 2018, respectively, primarily as a result of the impact of the US Solar Transactions partially offset by an increase in revenue from our newly completed solar power plants in India.

We expect that renewable energy will decrease in future periods as compared to 2018 as a result of the US Solar Transaction.  However, our renewable energy revenue in India may have moderate growth in 2019 as additional solar plants in India became operational at the end of 2018.

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

Termination and access fees increased by $2.0 million, or 7.6%, to $27.9 million from $25.9 million for the three months ended March 31, 2019 and 2018, respectively.  Net increases in termination and access fees, within our segments, consisted of the following:

•

US Telecom. Termination and access fees within our US Telecom segment increased by $0.7 million, or 7.4%, to $10.1 million from $9.4 million, for the three months ended March 31, 2019 and 2018, respectively.  This increase was primarily the result of the completion of the Phase I Mobility Fund support in 2018 which recorded $1.5 million as an offset to expenses during the three months ended March 31, 2018 partially offset by a reduction of $1.0 million related to the sale of approximately 100 cell sites during July 2018.

•

International Telecom.  Within our International Telecom segment, termination and access fees increased by $1.4 million, or 8.6%, to $17.6 million from $16.2 million, for the three months ended March 31, 2019 and 2018, respectively. Of this increase, $2.2 million was caused by an increase in television programming and other variable costs that were not incurred within our US Virgin Islands operations during 2018 as a result of the impact of the Hurricanes partially offset by reductions in other international markets as a result of certain cost reduction measures.

•

Renewable Energy.  Termination and access fees within our Renewable Energy decreased $0.1 million, or 25.0%, to $0.3 million from $0.4 million for the three months ended March 31, 2019 and 2018, respectively, as a result of the US Solar Transaction.

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

Engineering and operations expenses increased by $0.9 million, or 4.8%, to $19.0 million from $18.2 million for the three months ended March 31, 2019 and 2018, respectively.  The net increase in engineering and operations, within our segments, consisted of the following:

•

US Telecom. Engineering and operations expenses increased within our US Telecom segment by $0.6 million, or 20.7%, to $3.5 million from $2.9 million, for the three months ended March 31, 2019 and 2018, respectively, primarily as a result of a $0.4 million increase in these expenses in our wireless business and $0.2 million of aggregate expenses incurred within our new in-building and large-scale fiber network businesses.

•

International Telecom.  Within our International Telecom segment, engineering and operations expenses increased by $0.2 million, or 1.3%, to $15.3 million from $15.1 million, for the three months ended March 31, 2019 and 2018, respectively. This increase was primarily related to expenses within our new managed services and technology platform partially offset by operational efficiencies in some of our international markets.

•

Corporate Overhead. Engineering expenses within our corporate overhead increased $0.1 million, or 50.0%, to $0.3 million from $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

We expect that engineering and operations expenses may increase over the next twelve months as our operations within the US Virgin Islands become more normalized following the impact of the Hurricanes and then to remain fairly consistent thereafter as a percentage of revenues.

Sales and marketing expenses.    Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $0.8 million, or 9.7%, to $9.4 million from $8.6 million for the three months ended March 31, 2019 and 2018, respectively.  The changes in sales and marketing expenses, within our segments, consisted of the following:

•

US Telecom. Sales and marketing expenses increased within our US Telecom segment by $0.4 million, or 57.1%, to $1.1 million from $0.7 million, for the three months ended March 31, 2019 and 2018, respectively, primarily as a result of our new in-building and large-scale fiber network businesses.

•

International Telecom.  Within our International Telecom segment, our sales and marketing expenses increased by $0.6 million, or 7.7%, to $8.4 million from $7.8 million for the three months ended March 31, 2019 and 2018, respectively.  The increase was incurred in most of our international markets including in the US Virgin Islands as those operations continued to normalize from the impact of the Hurricanes.

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

General and administrative expenses decreased by $1.7 million, or 6.8%, to $23.8 million from $25.5 million for the three months ended March 31, 2019 and 2018, respectively.  Net decreases in general and administrative expenses, within our segments, consisted of the following:

•

US Telecom. General and administrative expenses increased by $1.0 million, or 28.6%, to $4.5 million from $3.5 million primarily to support our wireless operations and the addition of our new in-building and large scale fiber network businesses.

•

International Telecom. General and administrative expenses decreased within our International Telecom segment by $0.9 million, or 6.8%, to $12.3 million from $13.2 million, for the three months ended March 31, 2019 and 2018, respectively.  The decrease was primarily related to a $1.0 million reduction in the US Virgin Islands which incurred certain one-time professional fee expenses during the three months ended March 31, 2018 related to the impact of the Hurricanes.

•

Renewable Energy. General and administrative expenses within our Renewable Energy segment decreased by $1.1 million, or 64.7%, to $0.6 million from $1.7 million for the three months ended March 31, 2019 and 2018, respectively.  This decrease was primarily related to the US Solar Transaction.

•

Corporate Overhead.  General and administrative expenses within our corporate overhead decreased by $0.7 million, or 9.9%, to $6.4 million from $7.1 million, for the three months ended March 31, 2019 and 2018, respectively, primarily related to certain cost reduction measures offset partially by information technology expenditures to further enhance our cyber and network security.

We expect general and administrative expenses to increase over the next several quarters as a result of our operations within the US Virgin Islands become more normalized following the impact of the Hurricanes. We also expect to incur additional general and administrative expenses to support our new managed services and technology platform, our new in-building telecom operations and our new large scale fiber network platform.

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

We incurred a nominal amount of transaction‑related charges during the three months ended March 31, 2019 and 2018.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses decreased by $0.6 million, or 2.8%, to $20.7 million from $21.3 million for the three months ended March 31, 2019 and 2018, respectively.  Net increases or decreases in depreciation and amortization expenses, within our segments, consisted primarily of the following:

•

US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $0.9 million, or 13.9%, to $5.6 million from $6.5 million, for the three months ended March 31, 2019 and 2018, respectively, as a result of the completion of the previously disclosed sale of approximately 100 cell sites within our US wireless operations.

•

International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $1.3 million, or 11.1%, to $13.0 million from $11.7 million, for the three months ended March 31, 2019 and 2018, respectively. This increase was recognized throughout all of our international markets as a result of upgrades and expansions to this segment’s network assets.

•

Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment decreased by $1.2 million, or 66.7%, to $0.6 million from $1.8 million, for the three months ended March 31, 2019 and 2018, respectively, primarily as a result of the US Solar Transaction.

•

Corporate Overhead.  Depreciation and amortization expenses increased by $0.2 million or 15.4% to $1.5 million from $1.3 million for the three months ended March 31, 2019 and 2018, respectively, as a result of certain tangible assets being placed into service.

We expect depreciation expense to increase from the rebuild our networks in the International Telecom segment that were impacted by the Hurricanes and as we acquire more tangible assets to expand or upgrade our other telecommunications networks or build or acquire solar power generating assets.

Loss on disposition of long-lived assets.   During each of the three months ended March 31, 2019 and 2018, we recorded a loss on the disposition of long-lived assets of $0.3 million primarily as a result of the disposal of miscellaneous assets within our US wireless operations.

Loss on damaged assets and other Hurricane-related charges. During September 2017, the economy, our customer base and our operations in the US Virgin Islands were severely impacted by the Hurricanes.

During the three months ended March 31, 2018, we incurred $0.5 million in expenses associated with the procurement of continued building maintenance, security services, the supply of alternative power and related professional fees.

Interest income.    Interest income represents interest earned on our cash, cash equivalents, restricted cash and short term investment balances.

Interest income increased $0.6 million to $0.9 million from $0.4 million for the three months ended March 31, 2019 and 2018, respectively.  The increase was primarily related to an increase in the return on our cash, cash equivalents and marketable securities as compared to the previous year.

Interest expense.   Interest expense decreased by $0.9 million, or 41.9%, to $1.3 million from $2.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively, primarily as a result of the US Solar Transaction. During the three months ended March 31, 2019, we incurred interest expense on the Viya Debt, the One

Communications Debt, commitment fees, letter of credit fees, amortization of debt issuance costs and interest incurred on our outstanding credit facilities.  During the three months ended March 31, 2018, we also incurred interest expenses on the Ahana Debt which was assumed by the acquirer in November 2018 as a part of the US Solar Transaction.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income earned and expenses incurred.  For the three months ended March 31, 2019, other income (expense) was income of $0.2 million which was primarily related to income recognized in connection with some of our employee benefit plans.  For the three months ended March 31, 2018, other income (expense) was an expense of $0.8 million which was primarily related to a net loss on foreign currency transactions.

Income taxes.   Our effective tax rate for the three months ended March 31, 2019 and 2018 was 62.3% and 242.3%, respectively.  The effective tax rate for the three months ended March 31, 2019 was primarily impacted by the following items: (i) a $0.5 million net increase of unrecognized tax positions recognized discretely,  (ii) a $0.1 million provision for stock compensation recognized discretely, and (iii) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in jurisdictions where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), in the US Virgin Islands.

The effective tax rate for the three months ended March 31, 2018 was primarily impacted by the following items: (i) a $0.7 million provision for the intercompany sale of assets from the United States to the US Virgin Islands,  (ii) a $0.3 million net increase in unrecognized tax benefits recognized discretely,  and (iii) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in jurisdictions where we cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the US Virgin Islands and India.

Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which we operate.  While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations.  Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for US federal, state, and foreign tax matters in future periods as new information becomes available.

Net income attributable to non-controlling interests, net of tax.  Net income attributable to non-controlling interests reflected an allocation of $2.3 million and $3.3 million of income generated by our less than wholly-owned subsidiaries for the three months ended March 31, 2019 and 2018, respectively, a decrease of $0.9 million, or 28.9%.  Changes in net income attributable to non-controlling interests, net of tax, within our segments, consisted of the following:

•

US Telecom. Net income attributable to non-controlling interests, net of tax decreased by $0.8 million to an allocation of losses of $0.1 million from an allocation of income of $0.7 million for the three months ended March 31, 2019 and 2018, respectively, primarily as a result of decreased profitability at certain less than wholly owned subsidiaries within our US wireless retail operations.

•

International Telecom. Net income attributable to non-controlling interests, net of tax increased by $0.1 million, or 4.3%, to $2.4 million from $2.3 million, primarily as a result of increased profitability in our less than wholly owned subsidiaries within our international operations.

•

Renewable Energy.  As a result of the US Solar Transaction, no allocation of income or losses was recorded to non-controlling interests during the three months ended March 31, 2019.  Net income attributable to non-controlling interests, net of tax, was $0.3 million during the three months ended March 31, 2018.

Net loss attributable to ATN International, Inc. stockholders.  Net loss attributable to ATN International, Inc. stockholders was $1.6 million and $5.6 million for the three months ended March 31, 2019 and 2018, respectively.

On a per share basis, net loss was $0.10 and $0.35 per diluted share for the three months ended March 31, 2019 and 2018, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.  For discussion of ongoing proceedings, see Note 15 to the Consolidated Financial Statements in this Report.

Tax Reform

The Tax Cuts and Jobs Act of 2017 (the “Tax Act” also commonly referred to as US tax reform), which was signed into law on December 22, 2017, has resulted in significant changes to the US corporate income tax system and the US Virgin Islands mirror code which replaces “United States” with “US Virgin Islands” throughout the Internal Revenue Code.

The Tax Act transitions international taxation from a worldwide system to a modified territorial system and includes two base erosion prevention measures on non-US earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to US taxation as global intangible low taxed income (“GILTI”) and eliminates the deduction of certain payments made to related foreign corporations, and imposes a minimum tax if greater than regular tax under the base-erosion and anti-abuse tax (“BEAT”). These changes became effective beginning in 2018 but did not have an impact on us in the initial year.

Based on our forecasted income for 2019 we have projected a GILTI inclusion which was included in our annualized effective tax rate for the quarter ended March 31, 2019.  The FASB staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. We have elected to recognize GILTI as a period expense in the period it is incurred.  The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. We do not expect we will be subject to this tax and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the quarter ended March 31, 2019.

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

As of March 31, 2019, we had approximately $172.6 million in cash, cash equivalents and restricted cash. Of this amount, $30.8 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $90.1 million of debt, net of unamortized deferred financing costs, as of March 31, 2019. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Capital expenditures.  Historically, a significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks and to expand our renewable energy operations.

For the three months ended March 31, 2019 and 2018, we spent approximately $17.8 million and $51.9 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	US	International	Renewable	Corporate and
Three months ended March 31,	Telecom	Telecom (2)	Energy	Other (1)	Consolidated
2019	$3,075	$11,356	$609	$2,724	$17,764
2018	4,751	43,996	854	2,291	51,892

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

(2)

Includes $0.1 million and $30.9 million for the three months ended March 31, 2019 and 2018, respectively, of expenditures used for network repairs and resiliency enhancements in the US Virgin Islands which were impacted by the Hurricanes.  These expenditures were financed, in part, by the $34.6 million of insurance proceeds we received during the first quarter of 2018 and cash from operations.

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  Such investments include the upgrade and expansion of both our wireline and wireless telecommunications networks as well as our service delivery platforms. We expect 2019 capital expenditures for our International Telecom segment to be approximately $50.0 million to $55.0 million.  In our US Telecom segment, we expect capital expenditures to be remain consistent with 2018 excluding our new initiatives and early-stage business spending.  To a smaller extent we also continue to invest in expanding our renewable energy assets in India, however, continued expansion in the India market is largely dependent on our ability to secure local financing and the timing, terms and conditions of such financing, which are difficult to estimate at this time.

We expect to fund our current capital expenditures primarily from our current cash balances and cash generated from operations but may secure additional financing to support renewable energy capital expenditures in India.

Income taxes.   We have historically used cash‑on‑hand to make payments for income taxes.  Our policy is to allocate capital where we believe we will get the best returns, which has been to indefinitely reinvest the undistributed earnings of our foreign subsidiaries. As we continue to reinvest our remaining foreign earnings, no additional provision for income taxes has been made on accumulated earnings of foreign subsidiaries.

Dividends.  We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the three months ended March 31, 2019, our Board declared $2.7 million of dividends to our stockholders, which includes a $0.17 per share dividend declared on March 19, 2019 and paid on April 5, 2019. We have declared quarterly dividends for the last 82 fiscal quarters.

Stock Repurchase Plan.    On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We did not repurchase any shares of our common stock under the 2016 Repurchase Plan during the three months ended March 31, 2019 and 2018.  As of March 31, 2019, we have $37.7 million available to be repurchased under the 2016 Repurchase Plan.

Sources of Cash

Total liquidity.  As of March 31, 2019, we had approximately $172.6 million in cash, cash equivalents and restricted cash which represents a decrease of $20.4 million from the December 31, 2018 balance of $192.9 million. The decrease is primarily attributable to cash used for capital expenditures of $17.8 million, $10.0 million used for certain strategic investments, the purchase of short-term investments of $5.0 million, dividends paid on our common stock of $2.7 million, $1.6 million for the repurchase of our common stock from employees in order to satisfy their tax obligations, distributions to our minority shareholders of $1.5 million and the principal repayment of our debt of $0.9 million.  These amounts were partially offset by cash provided by our operations of $18.8 million.

Cash provided by operations.  Cash provided by operating activities was $18.8 million for the three months ended March 31, 2019 as compared to $22.5 million for the three months ended March 31, 2018.  The decrease of $3.7 million was primarily related to a reduction in working capital and a decrease of $6.0 million within our US Telecom segment as a result of the reduction in wholesale roaming traffic and the impact of the July 2018 sale of 100 cell sites and a decrease of $7.0 million within our Renewable Energy segment as a result of the US Solar Transaction. These decreases were partially offset by an increase in cash flow from operations of $6.5 million within our International Telecom segment primarily related to the impact of the Hurricanes in 2018 and a $2.7 million increase within our corporate overhead.

Cash used in investing activities.  Cash used in investing activities was $32.6 million and $7.1 million for the three months ended March 31, 2019 and 2018, respectively.  The increase of $25.5 million was primarily related to the receipt of $34.6 million of insurance proceeds during the three months ended March 31, 2018 partially offset by a decrease in capital expenditures of $34.1 million.  During the three months ended March 31, 2019, we used $10.0 million and $4.9 million for the purchase of a strategic investment and short-term investments, respectively, as opposed to receiving $5.4 million and $4.8 million in proceeds from government grants and the sale of short-term investments, respectively, during the three months ended March 31, 2018.

Cash used in financing activities.   Cash used in financing activities was $6.5 million and $18.1 million during the three months ended March 31, 2019 and 2018, respectively.  The decrease in cash used for financing activities of $11.6 million was primarily related to a $10.9 million decrease in the distributions made to minority shareholders (primarily the minority shareholder of our Guyana subsidiary) and a $0.5 million increase in the repurchases of non-controlling interests.

Credit facility.  At March 31, 2019, we had the Credit Facility with CoBank, ACB and a syndicate of other lenders that provided for a $225 million revolving credit facility that included (i) up to $10 million under the Credit Facility for standby or trade letters of credit, (ii) up to $25 million under the Credit Facility for letters of credit that were necessary or desirable to qualify for disbursements from the FCC’s mobility fund and (iii) up to $10 million under a swingline sub-facility.   The Credit Facility had a maturity date of December 31, 2019. The Credit Facility also provided for the incurrence by us of incremental term loan facilities, when combined with increases to revolving loan commitments, in an aggregate amount not to exceed $200 million.

Amounts borrowed under the Credit Facility bore interest at a rate equal to, at our option, either (i) the LIBOR plus an applicable margin ranging between 1.50% to 1.75% or (ii) a base rate plus an applicable margin ranging from 0.50% to 0.75%.  Swingline loans bore interest at the base rate plus the applicable margin for base rate loans.  The base rate was equal to the higher of (i) 1.00% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; (ii) the federal funds effective rate (as defined in the Credit Facility) plus 0.50% per annum; and (iii) the prime rate (as defined in the Credit Facility). The applicable margin was determined based on the ratio (as further defined in the Credit Facility) of our indebtedness to EBITDA. Under the terms of the Credit Facility, we also paid a fee ranging from 0.175% to 0.250% of the average daily unused portion of the Credit Facility over each calendar quarter.

The Credit Facility contained customary representations, warranties and covenants, including a financial covenant that imposed a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  Our investment in “unrestricted” subsidiaries was limited to $400 Million less the aggregate amount of certain dividend payments to our stockholders.  Amounts borrowed under the Accordion were also subject to pro-forma compliance with a net leverage ratio financial covenant.

As of March 31, 2019, we were in compliance with all of the financial covenant~~s~~ and had no borrowings under the Credit Facility.

On April 10, 2019, we entered into a Third Amendment and Confirmation Agreement, with CoBank, ACB and the same syndicate of lenders to modify the terms of the Credit Facility (the “New Credit Facility”), which provide for a $200 million revolving credit facility that includes (i) up to $75 million under the New Credit Facility for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Upon the closing of the New Credit Facility, approximately $8.0 million of performance letters of credit were issued, outstanding and undrawn. The New Credit Facility continues to provide for the Accordion. The New Credit Facility matures on April 10, 2024.

Amounts borrowed under the New Credit Facility bear interest at a rate equal to, at our option, either (i) the LIBOR plus an applicable margin ranging between 1.25% to 2.25% or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.25%.  Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the higher of (x) the LIBOR (as defined in the New Credit Facility) for an interest period of one month and (y) the LIBOR for an interest period of one week; (ii) the Federal Funds Effective Rate (as defined in the New Credit Facility) plus 0.50% per annum; and (iii) the Prime Rate (as defined in the New Credit Facility). The applicable margin is determined based on our Total Net Leverage Ratio (as defined in the New Credit Facility). Under the terms of the New Credit Facility, we must also pay a fee ranging from 0.150% to 0.375% of the average daily unused portion of the New Credit Facility over each calendar quarter.

    The New Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  Our investments in “unrestricted” subsidiaries and certain dividend payments to our stockholders are not limited unless our Total Net Leverage Ratio is equal to or greater than 1.75:1.0. The Total Net Leverage Ratio provides limited relief in the event of a Qualifying Acquisition (as defined in the New Credit Facility).  Amounts borrowed under the Accordion are also subject to proforma compliance with a net leverage ratio financial covenant.

Viya Debt

We, and certain of our subsidiaries, have entered into the Viya Debt agreement for a $60.0 million loan with RTFC.  The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”).  This covenant is tested on an annual basis at the end of each fiscal year.  Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of our Viya subsidiaries and is guaranteed by us.   With RTFC’s consent, we funded the restoration of Viya’s network, following the Hurricanes, through an intercompany loan arrangement with a $75.0 million limit.  We were not in compliance with the Net Leverage Ratio covenant for the year ending December 31, 2018 and received a waiver from the RTFC on February 25, 2019.

We paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the Viya debt.  The fee was recorded as a reduction to the Viya debt carrying amount and will be amortized over the life of the loan.

As of March 31, 2019, $60.0 million of the Viya Debt remained outstanding and $0.7 million of the rate lock fee was unamortized.

One Communications Debt

We have the outstanding One Communications Debt loan from HSBC Bank Bermuda Limited which is scheduled to mature on May 22, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% paid quarterly.

The One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (net cash generated from operating activities plus interest expense less net capital expenditures to debt repayments plus interest expense).   We were in compliance with its covenants as of March 31, 2019.

As a condition of the One Communications Debt, we were required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, we have entered into an amortizing interest rate swap that has been designated as a cash flow hedge, had an original notional amount of $11.0 million, an interest rate of 1.874%, and expires in March 2022.  As of March 31, 2019, the swap has an unamortized notional amount of $9.3 million.

We capitalized $0.3 million of fees associated with the One Communications Debt which are amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of March 31, 2019, $30.9 million of the One Communications Debt was outstanding, there were no borrowings under the overdraft facility, and $0.2 million of the capitalized fees remain unamortized.

Ahana Debt

Our US solar operations were issued $20.6 million in aggregate principal amount of 4.427% senior notes due in 2029 the Series A Notes and $45.2 million in aggregate principal amount of 5.327% senior notes due in 2031 the Series B Notes.   These operations were also issued the PSE&G Loan and the Ahana Debt which bore interest at 11.3% due in 2027.

For the Series A Notes and Series B Notes, interest and principal were payable semi-annually, until their respective maturity dates, and were secured by certain US solar assets and guaranteed by certain subsidiaries.

Repayment of the PSE&G Loan Debt could have been made in either cash or SRECs, at our discretion, with the value of the SRECs being fixed at the time of the loan’s closing.  Historically, we made all repayments of the PSE&G Loan using SRECs.

We capitalized $2.8 million of fees associated with the Ahana Debt which were recorded as a reduction to the debt carrying amount and amortized over the life of the notes.

On November 6, 2018, we consummated the US Solar Transaction which included the transfer of the Ahana Debt to the purchaser.

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

In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2019, we were in compliance with all of the financial covenants of the Credit Facility.

Capital markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications and renewable energy industries, our financial performance, the state of the capital markets and our compliance with the SEC requirements for the offering of securities. On May 12, 2017, the SEC declared effective our “universal” shelf registration statement. This filing registered potential future offerings of our securities

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to US dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year.  During the three months ended March 31, 2019 and 2018, we recorded a nominal amount and $0.8 million, respectively, in losses on foreign currency transactions.    We will continue to assess the impact of our exposure to both the Indian Rupee and the Guyana dollar.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in this Report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Translation and Remeasurement, We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to US dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year.

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

Interest Rate Sensitivity.    As of March 31, 2019, we had $21.6 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility.

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Part I, Item 1A “Risk Factors” of our 2018 Annual Report on Form 10-K. The risks described herein and in our 2018 Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We have $37.7 million available to be repurchased under that plan as of March 31, 2019.

The following table reflects the repurchases by us of our common stock during the quarter ended March 31, 2019:

						(d)
						Maximum
						Number (or
					(c)	Approximate
			(b)		Total Number of	Dollar Value) of
	(a)		Average		Shares Purchased	Shares that May
	Total Number		Price		as Part of Publicly	be Purchased
	of Shares		Paid per		Announced Plans	Under the Plans or
Period	Purchased		Share		or Programs	Programs
January 1, 2019 — January 31, 2019	354	(1)	$71.53	(1)	—	$37,690,086
February 1, 2019 — February 28, 2019	—		—			$37,690,086
March 1, 2019 — March 31, 2019	27,888	(2)	$55.33	(2)	—	$37,690,086

(1)

Represents shares purchased on January 1, 2019 from our executive officers and other employees who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the 2016 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased.

(2)

Represents shares purchased on March 7, 2019, March 8, 2019, March 9, 2019 and March 17, 2019 from our executive officers and other employees who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock and restricted stock unit awards at such date. These shares were not purchased under the 2016 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 6. Exhibits:

10.1	Form of Severance Agreement with Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on March 19, 2019).

10.2	Form of Severance Agreement with Non-CEO Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on March 19, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATN International, Inc.

Date: May 9, 2019	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: May 9, 2019	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer