Form 10-Q
period 2019-06-30
ATN International, Inc.
filed 2019-08-07
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(978) 619-1300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ATNI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐   No  ⌧

As of August 7, 2019, the registrant had outstanding 16,004,810 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended June 30, 2019

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the estimated timeline for increase in revenues from our customers in the US Virgin Islands following Hurricanes Irma and Maria (the “Hurricanes”); the competitive environment in our key markets, demand for our services and industry trends; the pace of expansion and improvement of our telecommunications network and renewable energy operations including our level of estimated future capital expenditures and our realization of the benefits of these investments and their impact on our customers; the anticipated timing of our build schedule and energy production of our India renewable energy projects; our pipeline of additional solar capacity; expectations regarding our revenue, expenses and financial performance; our compliance with requirements for certain grants and programs and the anticipated timing of the receipt of funds under such grants and programs; the impact of new accounting pronouncements; our satisfaction of performance obligations; the impact of litigation; the sufficiency of our cash and our expectations regarding capital expenditures; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of our operations, including operating margins, revenues, capital expenditures, and the future growth and retention of our major customers and subscriber base and commercial and industrial demand for solar power; (2) our ability to maintain favorable roaming arrangements and satisfy the needs and demands of our major wireless customers; (3) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes and cyber security concerns in the telecommunications industry; (4) government regulation of our businesses, which may impact our Federal Communications Commission (“FCC”) and other telecommunications licenses or our renewables business; (5) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (6) our ability to receive financial support from the government for our rebuild in the US Virgin Islands and the timing of such support; (7) economic, political and other risks facing our operations; (8) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (9) our ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (10) the occurrence of weather events and natural catastrophes; (11) increased competition; (12) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (13) our continued access to capital and credit markets; and (14) the risk of currency fluctuation for those markets in which we operate. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019 as may be updated by our Quarterly Reports on Form 10-Q and the other reports we file from time to time with the SEC. Except as required by law, the Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$145,611	$191,836
Restricted cash	1,071	1,071
Short-term investments	5,281	393
Accounts receivable, net of allowances of $17.3 million and $16.5 million, respectively	50,524	38,305
Inventory, materials and supplies	6,714	6,305
Prepayments and other current assets	41,028	37,855
Total current assets	250,229	275,765
Fixed Assets:
Property, plant and equipment	1,215,826	1,188,916
Less accumulated depreciation	(602,123)	(562,064)
Net fixed assets	613,703	626,852
Telecommunication licenses, net	93,686	93,686
Goodwill	63,970	63,970
Customer relationships, net	8,277	9,323
Operating lease right-of-use assets	68,587	—
Other assets	48,524	37,708
Total assets	$1,146,976	$1,107,304
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$4,688	$4,688
Accounts payable and accrued liabilities	83,068	80,873
Dividends payable	2,721	2,720
Accrued taxes	8,342	31,795
Current portion of operating lease liabilities	10,021	—
Advance payments and deposits	21,461	20,574
Total current liabilities	130,301	140,650
Deferred income taxes	5,702	10,276
Operating lease liabilities, excluding current portion	58,748	—
Other liabilities	49,206	46,760
Long-term debt, excluding current portion	84,478	86,294
Total liabilities	328,435	283,980
Commitments and contingencies (Note 15)
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,306,504 and 17,274,215 shares issued, respectively, 16,005,046 and 16,002,699 shares outstanding respectively	172	172
Treasury stock, at cost; 1,301,458 and 1,271,516 shares, respectively	(50,125)	(48,547)
Additional paid-in capital	185,112	181,778
Retained earnings	555,806	563,593
Accumulated other comprehensive income	(1,282)	(1,609)
Total ATN International, Inc. stockholders’ equity	689,683	695,387
Non-controlling interests	128,858	127,937
Total equity	818,541	823,324
Total liabilities and equity	$1,146,976	$1,107,304

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

(In thousands, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
REVENUE:
Wireless	$46,996	$50,496	$88,608	$101,043
Wireline	59,276	61,269	119,473	109,365
Renewable energy	1,449	6,023	2,939	11,855
Total revenue	107,721	117,788	211,020	222,263
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	27,930	28,257	55,818	54,171
Engineering and operations	19,107	18,409	38,139	36,561
Sales, marketing and customer service	9,874	8,413	19,264	16,974
General and administrative	26,590	26,754	50,405	52,296
Transaction-related charges	28	438	68	465
Depreciation and amortization	21,549	21,913	42,267	43,217
(Gain) Loss on disposition of long-lived assets	(111)	(2,333)	191	(2,049)
Loss on damaged assets and other hurricane related charges, net of insurance recovery	—	184	—	666
Total operating expenses	104,967	102,035	206,152	202,301
Income from operations	2,754	15,753	4,868	19,962
OTHER INCOME (EXPENSE)
Interest income	517	487	1,445	853
Interest expense	(1,263)	(2,327)	(2,544)	(4,532)
Other expenses	(255)	(1,045)	(68)	(1,798)
Other expense, net	(1,001)	(2,885)	(1,167)	(5,477)
INCOME BEFORE INCOME TAXES	1,753	12,868	3,701	14,485
Income tax (benefit) provisions	(274)	2,088	939	6,008
NET INCOME	2,027	10,780	2,762	8,477
Net income attributable to non-controlling interests, net of tax expense of $0.3 million, $0.3 million, $0.7 million and $0.6 million, respectively.	(2,883)	(3,564)	(5,198)	(6,816)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(856)	$7,216	$(2,436)	$1,661
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(0.05)	$0.45	$(0.15)	$0.10
Diluted	$(0.05)	$0.45	$(0.15)	$0.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,997	15,962	15,986	15,996
Diluted	15,997	16,010	15,986	16,046
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.17	$0.17	$0.34	$0.34

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$2,027	$10,780	$2,762	$8,477
Other comprehensive income (loss):
Foreign currency translation adjustment	263	(2,551)	500	(3,583)
Unrealized gain (loss) on derivatives	(112)	42	(173)	181
Other comprehensive income (loss), net of tax	151	(2,509)	327	(3,402)
Comprehensive income	2,178	8,271	3,089	5,075
Less: Comprehensive income attributable to non-controlling interests	(2,883)	(3,564)	(5,198)	(6,816)
Comprehensive income (loss) attributable to ATN International, Inc.	$(705)	$4,707	$(2,109)	$(1,741)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In Thousands, Except Per Share Data)

					Accumulated	Total
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2018	$172	$(48,547)	$181,778	$563,593	$(1,609)	$695,387	$127,937	$823,324
Purchase of 28,393 shares of common stock	—	(1,578)	—	—	—	(1,578)	—	(1,578)
Stock-based compensation	—	—	3,334	—	—	3,334	—	3,334
Dividends declared on common stock ($0.34 per common share)	—	—	—	(5,351)	—	(5,351)	(3,901)	(9,252)
Repurchase of non-controlling interests	—	—	—	—	—	—	(864)	(864)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	488	488
Comprehensive income:
Net income (loss)	—	—	—	(2,436)	—	(2,436)	5,198	2,762
Other comprehensive income	—	—	—	—	327	327	—	327
Total comprehensive income (loss)	—	—	—	—	—	(2,109)	5,198	3,089
Balance, June 30, 2019	$172	$(50,125)	$185,112	$555,806	$(1,282)	$689,683	$128,858	$818,541

Balance, December 31, 2017	$170	$(36,110)	$167,973	$552,948	$3,746	$688,727	$141,496	$830,223
Issuance of 12,500 shares of common stock upon exercise of stock options	—	—	518	—	—	518	—	518
Purchase of 72,922 shares of common stock	—	(4,158)	—	—	—	(4,158)	—	(4,158)
Stock-based compensation	—	—	3,679	—	—	3,679	—	3,679
Dividends declared on common stock ($0.34 per common share)	—	—	—	(5,428)	—	(5,428)	(12,974)	(18,402)
Repurchase of non-controlling interests	—	—	—	—	—	—	(62)	(62)
Cumulative effect adjustment due to adoption of new accounting pronouncements	—	—	—	1,691	(203)	1,488	1,148	2,636
Comprehensive income:
Net income	—	—	—	1,661	—	1,661	6,816	8,477
Other comprehensive loss	—	—	—	—	(3,402)	(3,402)	—	(3,402)
Total comprehensive income (loss)	—	—	—	—	—	(1,741)	6,816	5,075
Balance, June 30, 2018	$170	$(40,268)	$172,170	$550,872	$141	$683,085	$136,424	$819,509

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$2,762	$8,477
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	42,267	43,217
Provision for doubtful accounts	2,736	2,249
Amortization of debt discount and debt issuance costs	290	393
Stock-based compensation	3,334	3,679
Deferred income taxes	(4,574)	(1,279)
(Gain) loss on disposition of long-lived assets	191	(2,049)
Unrealized (gain) loss on foreign currency	(160)	1,066
Other non-cash activity	11	177
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(14,886)	(10,605)
Materials and supplies, prepayments, and other current assets	(9,130)	1,254
Prepaid income taxes	5,158	—
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	10,570	(2,137)
Accrued taxes	(22,011)	1,249
Other assets	251	(1,208)
Other liabilities	1,713	1,554
Net cash provided by operating activities	18,522	46,037
Cash flows from investing activities:
Capital expenditures	(35,273)	(40,594)
Hurricane rebuild capital expenditures	(123)	(66,654)
Hurricane insurance proceeds	—	34,606
Receipt of government grants	—	5,400
Divestiture of businesses, net of transferred cash of $0.0 and $0.3 million, respectively	—	926
Purchase of other investments	(10,000)	(2,000)
Proceeds from sale of assets	—	4,130
Purchase of short-term investments	(5,028)	—
Proceeds from sale of investments	141	5,348
Net cash used in investing activities	(50,283)	(58,838)
Cash flows from financing activities:
Dividends paid on common stock	(5,439)	(5,441)
Distribution to non-controlling interests	(3,878)	(12,836)
Payment of debt issuance costs	(1,340)	—
Principal repayments of term loan	(1,887)	(4,786)
Share repurchases	—	(1,576)
Stock-based compensation share repurchases	(1,578)	(2,084)
Repurchases of non-controlling interests	(861)	(61)
Investments made by minority shareholders in consolidated affiliates	488	—
Net cash used in financing activities	(14,495)	(26,784)
Effect of foreign currency exchange rates on cash and cash equivalents	31	(178)
Net change in cash, cash equivalents, and restricted cash	(46,225)	(39,763)
Total cash, cash equivalents, and restricted cash, beginning of period	192,907	219,890
Total cash, cash equivalents, and restricted cash, end of period	$146,682	$180,127
Noncash investing activity:
Transfer from inventory, materials and supplies to property, plant and equipment	$—	$6,708
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$6,356	$13,266

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

The Company is a holding company that, directly and through its subsidiaries, owns and operates telecommunications businesses in North America, Bermuda, the Caribbean, and a renewable energy business in India. The Company was incorporated in Delaware in 1987, began trading publicly in 1991 and spun off more than a half of its operations to stockholders in 1998. Since that time, the Company has engaged in many strategic acquisitions and investments to help grow its operations, using the cash generated from its established operating units to re-invest in its existing businesses and to make strategic investments in earlier stage businesses. The Company looks for businesses that offer growth opportunities or potential strategic benefits, but that require additional capital investment in order to execute on their business plans. The Company holds controlling positions with respect to some of its investments and minority positions in others. These strategic investments frequently offer a product and service development component in addition to the prospects of generating returns on its invested capital.

The Company has identified three operating segments to manage and review its operations, and to facilitate investor presentations of its results, as follows:

●	US Telecom. In the United States, the Company offers wireless and wireline services. The Company offers wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. The Company also provides retail wireless, wireline and wholesale long-distance voice services to telecommunications carriers in the areas in which it offers wireline services.

●	International Telecom. The Company’s international wireless services include voice and data services to retail customers in Bermuda, Guyana and the US Virgin Islands. The Company’s international wireline services include voice and data services in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands, as well as video services in Bermuda, the Cayman Islands, and the US Virgin Islands. In addition, the Company offers wholesale long-distance voice services to other telecommunications carriers in the countries in which it offers international wireline services.

●	Renewable Energy. In India, the Company provides distributed generation solar power to corporate, utility and municipal customers. Through November 6, 2018, the Company also provided distributed generation solar power in the United States in Massachusetts, California and New Jersey.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of June 30, 2019:

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

The Company actively evaluates potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, that meet its return on investment and other criteria. In addition, the Company considers non-controlling investments in earlier stage businesses that it considers strategically relevant, and which may offer long-term growth potential for the Company, either individually, or as research and development businesses that can support the Company’s operating subsidiaries in new product and service development and offerings. The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their revenues, which is eliminated in consolidation. For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 14 to the Consolidated Financial Statements included in this Report.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and subsequently issued related updates, (collectively known as “ASC 606”), which provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on January 1, 2018. Refer to Note 3 to the Consolidated Financial Statements in this Report.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted this standard on January 1, 2018. Upon adoption, the Company held $20.1 million of equity investments that did not have readily determinable fair values. As a result these investments are measured at cost less impairments, adjusted for observable price changes of similar investments of the same issuer. The Company has not adjusted the cost of these investments since acquisition. Upon adoption, the Company held $0.6 million of equity investments with readily determinable fair values and reclassified $0.2 million of unrealized gains on this investment to retained earnings.

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

In February 2018, the FASB issued ASU 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” (“ASU 2018-02”).  The standard gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income that were impacted by the 2017 Tax Cuts and Jobs Act.  The guidance is effective for all entities for fiscal years beginning after December 31, 2018 and interim periods within those fiscal years.  Early adoption is permitted.  The guidance may be applied in the period of adoption or retrospectively to each impacted period.  The Company adopted this standard on January 1, 2018. The impact of the adoption resulted in a $0.8 million reclassification from accumulated other comprehensive income to retained earnings offset by an equivalent valuation allowance. As a result the net impact of the adoption of this standard was zero.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This standard requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. The guidance may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. ASU 2018-15 is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company prospectively adopted this standard in the fourth quarter of 2018. The Company had $1.2 million and $2.5 million of capitalized implementation costs at December 31, 2018 and June 30, 2019, respectively, and $0.1 million of implementation costs were amortized during the three and six months ended June 30, 2019.

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

	June 30, 2019	December 31, 2018	$ Change	% Change
Contract asset – current	$2,060	$1,900	$160	8%
Contract asset – noncurrent	710	802	(92)	(11)%
Contract liabilities	(15,485)	(13,787)	(1,698)	12%
Net contract liability	$(12,715)	$(11,085)	$(1,630)	15%

The contract asset – current is included in prepayments and other current assets, the contract asset – noncurrent is included in other assets, and the contract liabilities are included in advance payments and deposits on the Company’s balance sheet. The increase in the Company’s net contract liability was due to the timing of customer prepayments and contract billings. During the six months ended June 30, 2019, the Company recognized revenue of $10.3 million related to its December 31, 2018 contract liability. During the three and six months ended June 30, 2019 the Company amortized $0.4 million and $1.0 million, respectively, of the December 31, 2018 contract asset into revenue. The Company recognized $0.3 million of revenue in the three and six months ended June 30, 2019 related to performance obligations that were satisfied or partially satisfied in previous periods.

Contract Acquisition Costs

The June 30, 2019 balance sheet includes current contract acquisition costs of $1.1 million in prepayments and other current assets and long term contract acquisition costs of $1.4 million in other assets. During the three and six months ended June 30, 2019, the Company amortized $0.4 million and $0.9 million, respectively, of contract acquisition cost.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear retail wireless contracts that include a promotional discount. The transaction price allocated to unsatisfied performance obligations was $11.3 million and $12.1 million at June 30, 2019 and December 31, 2018, respectively. The Company expects to satisfy the remaining performance obligations and recognize the transaction price within 24 months. The Company has certain retail, wholesale, and renewable energy contracts where transaction price is allocated to remaining performance obligations. However, the Company omits these contracts from the disclosure by applying the right to invoice, one year or less, and wholly unsatisfied performance obligation practical expedients.

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

When determining whether a renewal option is reasonably certain to be exercised, the Company considers several factors, including the present and anticipated future needs of its customers being serviced by the asset. Lease expense is recognized on a straight-line basis over the lease term. The Company does not separate non-lease components from lease components.

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between three and ten years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost:
Operating lease cost	$4,151	$7,667
Short-term lease cost	867	1,578
Variable lease cost	288	1,250
Total operating lease cost	$5,306	$10,495

Finance lease cost:
Amortization of right-of-use asset	$586	$1,179
Variable costs	262	558
Total finance lease cost	$848	$1,737

During the six months ended June 30, 2019, the Company paid $3.8 million of operating cash flows, which were included in the measurement of lease liabilities. Also during the six months ended June 30, 2019, the Company recorded $3.3 million of lease liabilities arising from right-of-use assets. At June 30, 2019, finance leases with a cost of $26.0 million and accumulated amortization of $8.3 million were included in property, plant and equipment.

The weighted average remaining lease terms and discount rates as of June 30, 2019 are noted in the table below:

Weighted average remaining lease term
Operating leases	7.1 years
Financing leases	11.9 years

Weighted average discount rate
Operating leases	5.1%
Financing leases	n/a

Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

Operating Leases
2019 (excluding the six months ended June 30, 2019)	$6,637
2020	13,459
2021	12,162
2022	11,351
2023	10,544
Thereafter	28,236
Total lease payments	82,389
Less imputed interest	(13,620)
Total	$68,769

Maturities of lease liabilities as of December 31, 2018 were as follows (in thousands):

Operating Leases
2019	$11,801
2020	12,650
2021	11,491
2022	10,713
2023	9,990
Thereafter	27,325
Total lease payments	$83,970

As of June 30, 2019, the Company did not have any material operating or finance leases that have not yet commenced.

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

6. IMPACT OF HURRICANES IRMA AND MARIA

During September 2017, the US Virgin Islands economy, the Company’s customer base and its operations in the US Virgin Islands were severely impacted by Hurricanes Irma and Maria (collectively, the “Hurricanes”).  Both the Company’s wireless and wireline networks and commercial operations were severely damaged by these storms and as a result of the significant damage to the wireline network and the lack of consistent commercial power in the territory, the Company was unable to provide most of its wireline services, which comprised the majority of its revenue in this business, from mid-September 2017 through a majority of 2018. The Company received insurance recoveries of $34.6 million in February 2018 to aid its recovery from the impact of the Hurricanes.

During the six months ended June 30, 2019 and June 30, 2018, the Company spent $0.1 million and $66.7 million, respectively, for network restoration and resiliency enhancements that allowed the reconnection of a significant majority of affected households and businesses as of the period end.  The Company expects that the work it will do to restore its wireline network is substantially complete, however, returning the Company’s revenue to pre-Hurricane levels may take significant time as a result of population movements, the negative economic impact the Hurricanes had on the local economy, and the Company’s subscriber base’s future appetite for continued wireline services.

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

Platform Investments

US Telecom

During the second quarter of 2018, the Company invested in a new platform, based in the United States, to develop in-building wireless network technology that enables building owners to capitalize on the growing demand for better indoor wireless solutions.  Also during the second quarter of 2018, the Company provided funding for another new platform, based in the United States, seeking to “build to suit” large-scale fiber networks to serve the telecommunications and content provider industries in need of lower latency long haul fiber transit services. Both of these investments are consolidated in the Company’s results.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

		June 30, 2019
		Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$—	$380	$—	$380
Money market funds	2,335	—	—	2,335
Short term investments	5,280	—	—	5,280
Other investments	—	—	10,000	10,000
Interest rate swap	—	(43)	—	(43)
Total assets and liabilities measured at fair value	$7,615	$337	$10,000	$17,952

	December 31, 2018
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$380	$380
Money market funds	2,266	—	2,266
Short term investments	393	—	393
Commercial paper	—	13,972	13,972
Interest rate swap	—	140	140
Total assets and liabilities measured at fair value	$2,659	$14,492	$17,151

Certificate of Deposit

As of June 30, 2019 and December 31, 2018, this asset class consisted of a time deposit at a financial institution denominated in US dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of June 30, 2019 and December 31, 2018, this asset class consisted of a money market portfolio that comprises Federal government and US Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Short Term Investments and Commercial Paper

As of June 30, 2019 and December 31, 2018, these asset classes consisted of short term foreign and US corporate bonds, equity securities, and commercial paper. Corporate bonds and commercial paper are classified within Level 2 of the fair value hierarchy because the fair value is based on observable market data. Equity securities are classified within Level 1 because fair value is based on quoted market prices in active markets for identical assets. The Company held equity securities with a fair value of $0.2 million at June 30, 2019, unchanged from December 31, 2018.

Other Investments

In the first quarter of 2019, the Company made an investment in an early-stage venture through the acquisition of a convertible debt instrument for $10 million. The Company elected to fair value the investment upon acquisition. There was no change in the fair value of the investment at June 30, 2019.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using Level 2 inputs. During the six months ended June 30, 2019, there were no changes in fair value of the investment.

At June 30, 2019, the Company holds $23.1 million of equity securities consisting of non-controlling investments in privately held companies. These investments, over which the Company does not have the ability to exercise significant influence, are without readily determinable fair values. The investments are measured at cost, less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. The carrying value of the strategic investments was $23.1 million at December 31, 2018. As of June 30, 2019 no impairments or price adjustments were recorded on the investments. These investments are included with other assets on the consolidated balance sheets.

The fair value of long-term debt is estimated using Level 2 inputs.  At June 30, 2019, the fair value of long-term debt, including the current portion, was $89.7 million and its book value was $90.0 million.  At December 31, 2018, the fair value of long-term debt, including the current portion, was $91.6 million and its book value was $91.0 million.

9. LONG-TERM DEBT

On April 10, 2019, the Company entered into a Third Amendment and Confirmation Agreement (the “2019 Credit Facility”), with CoBank, ACB and the same syndicate of lenders as the 2014 Credit Facility, as defined below. The 2019 Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility. Upon the closing of the 2019 Credit Facility, approximately $8.0 million of performance letters of credit were issued and remain outstanding and undrawn as of June 30, 2019. The 2019 Credit Facility matures on April 10, 2024.

Amounts borrowed under the 2019 Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the LIBOR (as defined in the 2019 Credit Facility) plus an applicable margin ranging between 1.25% to 2.25% or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.25%. Swingline loans bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the higher of (x) the LIBOR for an interest period of one month and (y) the LIBOR for an interest period of one week; (ii) the Federal Funds Effective Rate (as defined in the 2019 Credit Facility) plus 0.50% per annum; and (iii) the Prime Rate (as defined in the 2019 Credit Facility). The applicable margin is determined based on the Total Net Leverage Ratio (as defined in the 2019 Credit Facility). Under the terms of the 2019 Credit Facility, the Company must also pay a fee ranging from 0.150% to 0.375% of the average daily unused portion of the 2019 Credit Facility over each calendar quarter.

The 2019 Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Company’s investments in “unrestricted” subsidiaries and certain dividend payments to the Company’s stockholders are not limited unless the Total Net Leverage Ratio is equal to or greater than 1.75 to 1.0. The Total Net Leverage Ratio is measured each fiscal quarter and is required to be less than or equal to 2.75 to 1.0. In the event of a Qualifying Acquisition (as defined in the 2019 Credit Facility), the Total Net Leverage Ratio increases to 3.25 to 1.0 for the subsequent three fiscal quarters.

The 2019 Credit Facility also provides for the incurrence by the Company of incremental term loan facilities, when combined with increases to revolving loan commitments, in an aggregate amount not to exceed $200 million (the “Accordion”). Amounts borrowed under the Accordion are also subject to proforma compliance with a net leverage ratio financial covenant.

As of June 30, 2019, the Company was in compliance with all of the financial covenants, had no outstanding borrowings and, net of the $8.0 million of outstanding performance letters of credit, and had $192.0 million of availability under the 2019 Credit Facility.

Prior to entering into the 2019 Credit Facility, the Company had a $225 million revolving credit facility (the “2014 Credit Facility) with CoBank, ACB and a syndicate of other lenders that provided for (i) up to $10 million for standby or trade letters of credit, (ii) up to $25 million for letters of credit that were necessary or desirable to qualify for disbursements from the FCC’s mobility fund and (iii) up to $10 million under a swingline sub-facility. The 2014 Credit Facility had a maturity date of December 31, 2019. The 2014 Credit Facility also provided for the incurrence by the Company of incremental term loan facilities, when combined with increases to revolving loan commitments, in an aggregate amount not to exceed $200 million.

Amounts borrowed under the 2014 Credit Facility bore interest at a rate equal to, at the Company’s option, either (i) the LIBOR plus an applicable margin ranging between 1.50% to 1.75% or (ii) a base rate plus an applicable margin ranging from 0.50% to 0.75%.  Swingline loans bore interest at the base rate plus the applicable margin for base rate loans.  The base rate was equal to the higher of (i) 1.00% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; (ii) the federal funds effective rate (as defined in the 2014 Credit Facility) plus 0.50% per annum; and (iii) the prime rate (as defined in the 2014 Credit Facility). The applicable margin was determined based on the ratio (as further defined in the 2014 Credit Facility) of the Company’s indebtedness to EBITDA. Under the terms of the 2014 Credit Facility, the Company also paid a fee ranging from 0.175% to 0.250% of the average daily unused portion of the 2014 Credit Facility over each calendar quarter.

The 2014 Credit Facility contained customary representations, warranties and covenants, including a financial covenant that imposed a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Company’s investment in “unrestricted” subsidiaries plus the aggregate amount of certain dividend payments to the Company’s stockholders was limited to $400 million.  Amounts borrowed under the Accordion were also subject to pro-forma compliance with a net leverage ratio financial covenant.

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

The Company paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the Viya Debt.  The fee was recorded as a reduction to the Viya Debt carrying amount and is being amortized over the life of the loan.

As of June 30, 2019, $60.0 million of the Viya Debt remained outstanding and $0.6 million of the rate lock fee was unamortized.

One Communications Debt

The Company has an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on May 22, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% paid quarterly.

The One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (as defined in the One Communications Debt agreement).   The Company was in compliance with its covenants as of June 30, 2019.

As a condition of the One Communications Debt, the Company was required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, the Company entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of June 30, 2019, the swap has an unamortized notional amount of $8.7 million.

The Company capitalized $0.3 million of fees associated with the One Communications Debt which are being amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of June 30, 2019, $30.0 million of the One Communications Debt was outstanding, there were no borrowings under an overdraft facility, and $0.2 million of the capitalized fees remained unamortized.

Ahana Debt

On November 6, 2018, the Company consummated the US Solar Transaction which included the transfer of the Ahana Debt to the purchaser. Prior to the US Solar Transaction, the Company’s US solar operations issued $20.6 million in aggregate principal amount of 4.427% senior notes due in 2029 (the “Series A Notes”) and $45.2 million in aggregate principal amount of 5.327% senior notes due in 2031 (the “Series B Notes”).  These operations also issued a note to Public Service Electricity and Gas which bore interest at 11.3% due in 2027 (the “PSE&G Loan” and collectively with the Series A Notes and Series B Notes, the “Ahana Debt”).

For the Series A Notes and Series B Notes, interest and principal were payable semi-annually, until their respective maturity dates, and were secured by certain US solar assets and guaranteed by certain subsidiaries.

Repayment of the PSE&G Loan could have been made in either cash or SRECs at the Company’s discretion, with the value of the SRECs being fixed at the time of the loan’s closing.  Historically, the Company has made all repayments of the PSE&G Loan using SRECs.

The Company capitalized $2.8 million of fees associated with the Ahana Debt which were recorded as a reduction to the debt carrying amount and amortized over the life of the notes.

10. GOVERNMENT GRANTS

Universal Service Fund

The Universal Service Fund (“USF”) is a subsidy program managed by the FCC. USF funds are disbursed to telecommunication providers through four programs: the High Cost Program; Low Income Program; Schools and Libraries Program (“E-Rate”); and Rural Health Care Program. The Company participates in each of these programs as further described below. All of the funding programs are subject to certain operational and reporting compliance requirements. The Company believes it is in compliance with all applicable requirements.

The FCC’s Mobility Funds and Connect America Funds are administered through the FCC’s USF High Cost Program. The High Cost program subsidizes telecommunications services in rural and remote areas.

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

During the three and six month periods ended June 30, 2019, the Company recorded $4.1 million and $8.2 million, respectively, of revenue from the High Cost Program in its International Telecom segment. During the three and six months periods ended June 30, 2018, the Company recorded $4.1 million and $8.2 million, respectively, of revenue from the High Cost Program in its International Telecom segment. Also, during the three and six month periods ended June 30, 2019, the Company recorded $0.3 million and $0.6 million of High Cost Program revenue in its US Telecom segment. During the three and six months periods ended June 30, 2018, the Company recorded $0.3 and $0.6 million, respectively, of revenue from the High Cost Program in its US Telecom segment. The Company is subject to certain operational, reporting and construction requirements as a result of this funding and the Company believes that it is in compliance with all of these requirements. In addition, the Company recorded revenue of $8.2 million during the three and six months ended June 30, 2018, from additional funding authorized by the FCC following the Hurricanes.

In August 2018, the Company was awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction. The funding requires the Company to provide fixed broadband and voice services to certain eligible areas in the United States. The Company is subject to operational and reporting requirements under the program. The Company determined the award is a revenue grant, and as a result will record the funding as revenue upon receipt. The Company recorded $1.5 million of revenue in the three and six months ended June 30, 2019 from the Connect America Fund Phase II program.

The E-Rate program provides discounted telecommunication access to eligible schools and libraries.  The E-Rate program (i) awards special construction funding to build network connectivity for eligible participants, and (ii) pays for discounted recurring charges for eligible broadband services.  The special construction funding is used to reimburse construction costs and is distributed upon completion of a project.  As of June 30, 2019, the Company was awarded approximately $15.4 million of E-Rate grants with construction completion obligations between June 2019 and June 2020.  Once these projects are constructed the Company is obligated to provide service to the E-Rate program participants. The Company is in various stages of constructing the networks and has not received any of the funds.  The Company expects to meet all requirements associated with these grants.

The Company also receives funding to provide discounted telecommunication services to eligible customers under the E-Rate, Lifeline, and Rural Health Care Support Programs. During the three and six months ended June 30, 2019, the Company recorded revenue of $1.6 million, and $3.2 million, respectively, in the aggregate from these programs. During the three and six months ended June 30, 2018, the Company recorded revenue of $2.1 million, and $4.3 million, respectively, in the aggregate from these programs. The Company is subject to certain operational and reporting requirements under the above mentioned programs and it believes that it is in compliance with all of these requirements.

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

	Three months ended
	June 30, 2019		June 30, 2018
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$447	$37	$448	$37
Non-operating expense
Interest cost	841	40	819	40
Expected return on plan assets	(1,263)	—	(1,208)	—
Actuarial gain/ loss	7	(17)	30	(17)
Net periodic pension expense	$32	$60	$89	$60

	Six months ended
	June 30, 2019		June 30, 2018
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$895	$74	$897	$74
Non-operating expense
Interest cost	1,682	80	1,639	80
Expected return on plan assets	(2,527)	—	(2,418)	—
Actuarial gain/ loss	15	(34)	61	(34)
Net periodic pension expense	$65	$120	$179	$120

The Company is not required to make contributions to its pension and postretirement benefit plans.   However, the Company periodically evaluates whether to make discretionary contributions.  No contributions were made during the six months ended June 30, 2019 and 2018.

12. INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2019 and 2018 was (15.6%) and 16.2%, respectively. The effective tax rate for the three months ended June 30, 2019 was primarily impacted by the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in the U.S. Virgin Islands and India where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items:  (i) $1.1 million benefit from the reversal of unrecognized tax positions due to statute expiration, net interest expense on unrecognized tax positions and , (ii) $0.5 million benefit from the reversal of a deferred tax liability due to an intercompany debt restructure.

The Company’s effective tax rate for the three months ended June 30, 2018 was primarily impacted by the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in the U.S. Virgin Islands and India where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to a $0.5 million discrete benefit for the release of a capital loss valuation allowance due to a capital gain on a sale of a wireless license.

The Company’s effective tax rate for the six months ended June 30, 2019 and 2018 was 25.4% and 41.5%, respectively.  The effective tax rate for the six months ended June 30, 2019 was primarily impacted by the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in the U.S. Virgin Islands and India where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items: (i) $0.6 million benefit from the reversal of unrecognized tax positions due to statute expiration, net interest expense on unrecognized tax positions and , (ii) $0.5 million benefit from the reversal of a deferred tax liability due to an intercompany debt restructure.

The effective tax rate for the six months ended June 30, 2018 was primarily impacted by the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in the U.S. Virgin Islands and India where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items: (i) $0.5 million interest expense on unrecognized tax benefits, (ii) $0.7 million provision for the intercompany sale of assets from the U.S. to the U.S. Virgin Islands, and (iii) $0.5 million benefit for the release of a capital loss valuation allowance due to a capital gain on a sale of a wireless license.

The Company’s effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. The Company’s consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which the Company operates.  While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from the Company’s accrued positions as a result of uncertain and complex application of tax law and regulations.  Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, the Company could record additional provisions or benefits for US federal, state, and foreign tax matters in future periods as new information becomes available.

13. NET INCOME (LOSS) PER SHARE

For the three and six months ended June 30, 2019 and 2018, the calculation of basic and diluted weighted average shares of common stock outstanding does not include 48,000 shares and 50,000 shares, respectively, relating to stock options as the effects of those options were anti-dilutive.

14. SEGMENT REPORTING

The Company has the following three reportable and operating segments: i) US Telecom, ii) International Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended June 30, 2019

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$25,656	$21,340	$—	$—	$46,996
Wireline	757	58,519	—	—	59,276
Renewable Energy	—	—	1,449	—	1,449
Total Revenue	26,413	79,859	1,449	—	107,721
Depreciation and amortization	5,551	13,606	638	1,754	21,549
Non-cash stock-based compensation	—	11	—	2,017	2,028
Operating income (loss)	1,521	11,057	167	(9,991)	2,754

For the Three Months Ended June 30, 2018

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$28,582	$21,914	$—	$—	$50,496
Wireline	1,702	59,567	—	—	61,269
Renewable Energy	—	—	6,023	—	6,023
Total Revenue	30,284	81,481	6,023	—	117,788
Depreciation and amortization	6,835	11,794	1,899	1,385	21,913
Non-cash stock-based compensation	—	20	29	2,054	2,103
Operating income (loss)	7,841	15,571	1,927	(9,586)	15,753

For the Six Months Ended June 30, 2019

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$46,093	$42,515	$—	$—	$88,608
Wireline	1,813	117,660	—	—	119,473
Renewable Energy	—	—	2,939	—	2,939
Total Revenue	47,906	160,175	2,939	—	211,020
Depreciation and amortization	11,149	26,621	1,253	3,244	42,267
Non-cash stock-based compensation	—	21	—	3,313	3,334
Operating income (loss)	(2,006)	24,935	(16)	(18,045)	4,868

For the Six Months Ended June 30, 2018

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$55,983	$45,060	$—	$—	$101,043
Wireline	2,800	106,565	—	—	109,365
Renewable Energy	—	—	11,855	—	11,855
Total Revenue	58,783	151,625	11,855	—	222,263
Depreciation and amortization	13,348	23,465	3,673	2,731	43,217
Non-cash stock-based compensation	—	48	57	3,574	3,679
Operating income (loss)	13,065	21,211	3,863	(18,177)	19,962

(1)	Corporate and Other items refer to corporate overhead costs and consolidating adjustments

Selected balance sheet data for each of the Company’s segments as of June 30, 2019 and December 31, 2018 consists of the following (in thousands):

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
June 30, 2019
Cash, Cash equivalents, and Investments	$22,925	$38,403	$22,522	$67,042	$150,892
Total current assets	52,278	95,437	40,129	62,385	250,229
Fixed assets, net	72,501	474,185	44,309	22,708	613,703
Goodwill	35,269	25,421	3,280	—	63,970
Total assets	222,110	657,062	88,683	179,121	1,146,976
Total current liabilities	34,464	73,671	1,465	20,701	130,301
Total debt	—	89,166	—	—	89,166
December 31, 2018
Cash, Cash equivalents, and Investments	$19,118	$32,390	$62,678	$78,043	$192,229
Total current assets	36,801	75,304	80,553	83,107	275,765
Fixed assets, net	78,102	482,770	45,599	20,381	626,852
Goodwill	35,269	25,421	3,280	—	63,970
Total assets	172,634	622,454	130,427	181,789	1,107,304
Total current liabilities	15,783	82,575	3,465	38,827	140,650
Total debt	—	90,970	12	—	90,982

	Capital Expenditures

	US	International	Renewable	Corporate and
Six months ended June 30,	Telecom	Telecom (2)	Energy	Other (1)	Consolidated
2019	$6,368	$23,692	$817	$4,519	$35,396
2018	7,266	95,520	1,388	3,074	107,248

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

(2)	Includes $0.1 million and $66.7 million of expenditures during the six months of 2019 and 2018, respectively, used to rebuild the Company’s damaged networks in the US Virgin Islands which were impacted by the Hurricanes. These expenditures were financed, in part, by the $34.6 million of insurance proceeds the Company received during the first quarter of 2018.

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

GTT has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GTT’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. GTT is seeking injunctive relief to stop the illegal bypass activity and money damages. Digicel filed counterclaims alleging that GTT has violated the terms of the interconnection agreement and Guyana laws. These suits, filed in 2010 and 2012, have been consolidated with Digicel’s constitutional challenge described above which is expected to proceed to trial in the second half of 2019. GTT intends to prosecute these matters vigorously.

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. The Company maintains that any liability GTT might be found to have with respect to the disputed tax assessments, totaling $44.1 million, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods. The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of June 30, 2019 for these matters.

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

Overview

We are a holding company that, directly and through its subsidiaries, owns and operates telecommunications businesses in North America, Bermuda, the Caribbean, and a renewable energy business in India. We were incorporated in Delaware in 1987, began trading publicly in 1991 and spun off more than a half of our operations to stockholders in 1998. Since that time, we have engaged in many strategic acquisitions and investments to help grow our operations, using the cash generated from our established operating units to re-invest in our existing businesses and to make strategic investments in earlier stage businesses. We look for businesses that offer growth opportunities or potential strategic benefits, but that require additional capital investment in order to execute on their business plans. We hold controlling positions with respect to some of our investments and minority positions in others. These strategic investments frequently offer a product and service development component in addition to the prospect of generating returns on our invested capital. For a discussion of the risks involved in our investment strategy, see “Risk Factors—We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long-term growth prospects.” in our 2018 Annual Report on Form 10-K.

We have identified three operating segments to manage and review our operations, and to facilitate investor presentations of our results, as follows:

●	US Telecom. In the United States, we offer wireless and wireline services. We offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. We also provide retail wireless, wireline and wholesale long-distance voice services to telecommunications carriers in the areas in which we offer wireline services.

●	International Telecom. Our international wireless services include voice and data services to retail customers in Bermuda, Guyana and the US Virgin Islands. Our international wireline services include voice and data services in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands, as well as video services in Bermuda, the Cayman Islands, and the US Virgin Islands. In addition, we offer wholesale long-distance voice services to other telecommunications carriers in the countries in which we offer international wireline services.

●	Renewable Energy. In India, we provide distributed generation solar power to corporate, utility and municipal customers. Through November 6, 2018, we also provided distributed generation solar power in the United States in Massachusetts, California and New Jersey.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of June 30, 2019:

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

Dispositions

Renewable Energy (US Operations)

On November 6, 2018, we completed the sale of our US Solar Operations business that owned and managed distributed generation solar power projects operated under the Ahana name in Massachusetts, California and New Jersey

(the “US Solar Transaction”). The US Solar Transaction had a total value of approximately $122.6 million, which included a cash purchase price of $65.3 million and the assumption of approximately $57.3 million in debt, and is subject to certain other post-closing adjustments. Approximately $6.5 million of the purchase price will be held in escrow for a period of twelve months after the closing to secure our indemnification obligations.

The operations sold in connection with the US Solar Transaction do not qualify as discontinued operations because the disposition does not represent a strategic shift that has a major effect on our operations and financial results.

Platform Investments

During the second quarter of 2018, we invested in a new platform, based in the United States, to develop in-building wireless network technology that enables building owners to capitalize on the growing demand for better indoor wireless solutions.  Also during the second quarter of 2018, we provided funding for another new platform, based in the United States, seeking to “build to suit” large-scale fiber networks to serve the telecommunications and content provider industries in need of lower latency long haul fiber transit services. Both of these investments are consolidated in our results in our US Telecom segment.

Strategic Transactions

In July 2019, we entered into a Network Build and Maintenance Agreement (the “FirstNet Agreement”) with AT&T Mobility, LLC (“AT&T”) to build a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) as well as a commercial wireless network in or near its current operating area in the Southwestern United States (the “FirstNet Transaction”).  Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time.  We expect to recognize construction revenue of approximately $75.0-80.0 million over the next two years that will be mainly offset by construction cost as sites are completed. Revenues from construction are expected to have minimal impact on operating income.

Following acceptance of a cell site, AT&T will own the cell site and we will assign to AT&T any third-party tower lease applicable to such cell site.  If the cell site is located on a communications tower we own, AT&T will pay us pursuant to a separate lease agreement for an initial term of eight years. In addition to building the network, we will provide ongoing equipment and site maintenance and high capacity transport to and from these cell sites for an initial term ending 2029.

AT&T will continue to use our wholesale domestic wireless network for roaming services at a fixed rate per site during the construction period until such time as the cell site is transferred to AT&T.  Thereafter, revenue from the maintenance, leasing and transport services provided to AT&T is expected to offset revenue from wholesale wireless roaming services.  We expect overall operating income contributions from the FirstNet Transaction to benefit second half of 2019 results and to have a relatively steady impact from 2020 onwards.

Universal Service Fund

The Universal Service Fund (“USF”) is a subsidy program managed by the FCC. USF funds are disbursed to telecommunication providers through four programs: the High Cost Program; Low Income Program; E-Rate; and Rural Health Care Program. We participate in each of these programs as further described below. All of the funding programs are subject to certain operational and reporting compliance requirements and if the requirements are not met, the funds may be subject to claw back provisions. We believe we are in compliance will all applicable requirements.

The FCC’s Mobility Funds and Connect America Funds are administered through the FCC’s USF High Cost Program. The High-Cost Program subsidizes telecommunications services in rural and remote areas and the Phase I Mobility Fund is a one-time award meant to support wireless coverage in underserved geographic areas in the United States. The Connect America Fund Phase II Auction is a program that requires us to provide fixed broadband and voice services to certain eligible areas in the United States.

During the three and six month periods ended June 30, 2019, we recorded $4.1 million and $8.2 million, respectively, of revenue from the High Cost Program in our International Telecom segment. During the three and six months periods ended June 30, 2018, we recorded $4.1 million and $8.2 million, respectively, of revenue from the High Cost Program in our International Telecom segment. Also, during the three and six month periods ended June 30, 2019, we recorded $0.3 million and $0.6 million of High Cost Program revenue in our US Telecom segment. During the three and six months periods ended June 30, 2018, we recorded $0.3 million and $0.6 million, respectively, of revenue from the High Cost Program in our US Telecom segment. In addition, we recorded revenue of $8.2 million during the three and six months ended June 30, 2018, from additional USF funding authorized by the FCC following the Hurricanes.

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

In August 2018, we were awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction, to be used to provide fixed broadband and voice services to certain eligible areas in the United States. We recorded $1.5 million of revenue in the three and six months ended June 30, 2019 from the Connect America Fund Phase II program.

The E-Rate program provides discounted telecommunication access to eligible schools and libraries.  The E-Rate program (i) awards special construction funding to build network connectivity for eligible participants, and (ii) pays for discounted recurring charges for eligible broadband services.  The special construction funding is used to reimburse construction costs and is distributed upon completion of a project.  As of June 30, 2019, we were awarded approximately $15.4 million of E-Rate grants with construction completion obligations between June 2019 and June 2020.  Once these projects are constructed we are obligated to provide service to the E-Rate program participants. We are in various stages of constructing the networks and have not received any of the funds.

We also receive funding to provide discounted telecommunication services to eligible customers under the E-Rate, Lifeline, and Rural Health Care Support Programs. During the three and six months ended June 30, 2019, we recorded revenue of $1.6 million, and $3.2 million, respectively, in the aggregate from these programs. During the three and six months ended June 30, 2018, we recorded revenue of $2.1 million, and $4.3 million, respectively, in the aggregate from these programs. We are subject to certain operational and reporting requirements under the above mentioned programs and we believe that we are in compliance with all of these requirements.

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

Impact of Hurricanes

During September 2017, the US Virgin Islands economy, our customer base and our operations were severely impacted by Hurricanes Irma and Maria (collectively, the “Hurricanes”). Both our wireless and wireline networks and commercial operations were severely damaged by these storms and as a result of the significant damage to the wireline network and the lack of consistent commercial power in the territory, we were unable to provide most of our wireline services, which comprise the majority of our revenue in this business, from mid-September 2017 and through a majority of 2018. We received insurance recoveries of $34.6 million in February 2018 to aid our recovery from the impact of the Hurricanes.

During the six months ended June 30, 2019 and June 30, 2018, we spent $0.1 million and $66.7 million, respectively, for network restoration and resiliency enhancements that allowed the reconnection of a significant majority of affected households and businesses.  We expect that our wireline network restoration work is complete, however, returning our revenue to pre-Hurricane levels may take significant time as a result of population movements, the economic impact the Hurricanes had on the market, and our subscriber base’s future appetite for continued wireline services.

Selected Segment Financial Information

The following represents selected segment information for the three months ended June 30, 2019 and 2018 (in thousands):

For the Three Months Ended June 30, 2019

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$25,656	$21,340	$—	$—	$46,996
Wireline	757	58,519	—	—	59,276
Renewable Energy	—	—	1,449	—	1,449
Total Revenue	26,413	79,859	1,449	—	107,721

Operating income (loss)	1,521	11,057	167	(9,991)	2,754

For the Three Months Ended June 30, 2018

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$28,582	$21,914	$—	$—	$50,496
Wireline	1,702	59,567	—	—	61,269
Renewable Energy	—	—	6,023	—	6,023
Total Revenue	30,284	81,481	6,023	—	117,788

Operating income (loss)	7,841	15,571	1,927	(9,586)	15,753

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

US Telecom.  Revenue within our US Telecom segment decreased by $3.9 million, or 12.9%, to $26.4 million from $30.3 million for the three months ended June 30, 2019 and 2018, respectively.

Revenue within our wireless operations decreased by $2.9 million, or 10.1%, to $25.7 million from $28.6 million for the three months ended June 30, 2019 and 2018, respectively. This decrease was attributable to a decline in revenues in our wholesale wireless operations with $1.8 million of this decrease relating to the July 2018 sale of 100 cell sites and $2.6 million resulting from a reduction in wholesale traffic. These decreases were partially offset by the recognition of an additional $1.5 million in revenue from the Connect America Fund II award which began this quarter. Revenue from our retail wireless operations remained unchanged at $4.6 million for the three months ended June 30, 2019 and 2018.

Revenue within our wireline operations decreased by $0.9 million, or 52.9%, to $0.8 million from $1.7 million for the three months ended June 30, 2019 and 2018, respectively, as a result of a decrease in traffic volumes within our wholesale long-distance services.

 Operating expenses within our US Telecom segment increased $2.4 million, or 10.7%, to $24.9 million from $22.5 million for the three months ended June 30, 2019 and 2018, respectively.  This increase in operating expenses was primarily related to the completion of the Phase I Mobility Fund support in 2018 which was recorded as a $1.5 million offset to expenses during the three months ended June 30, 2018, and the addition of our new in-building wireless network and large-scale fiber network business.

 As a result of the above, our US Telecom segment’s operating income decreased $6.3 million, or 80.8%, to $1.5 million from $7.8 million for the three months ended June 30, 2019 and 2018, respectively.

International Telecom.  Revenues within our International Telecom segment decreased $1.6 million, or 2.0%, to $79.9 million from $81.5 million for the three months ended June 30, 2019 and 2018, respectively, as our second quarter 2018 revenues included $8.2 million of additional non-recurring USF funding to help support our US Virgin Island operations, which were partially offset by an increase in broadband revenues in many of our international telecom businesses, including our operations in the US Virgin Islands as their operations became more normalized following the impact of the Hurricanes.

Operating expenses within our International Telecom segment increased by $2.9 million, or 4.4%, to $68.8 million from $65.9 million for the three months ended June 30, 2019 and 2018, respectively.  The increase was primarily the result of increased expenses in the US Virgin Islands as their operations become more normalized following the impact of the Hurricanes.

As a result, our International Telecom segment’s operating income decreased $4.5 million, or 28.8%, to $11.1 million from $15.6 million for the three months ended June 30, 2019 and 2018, respectively.

Renewable Energy.  Revenue within our Renewable Energy segment decreased $4.6 million, or 76.7%, to $1.4 million from $6.0 million for the three months ended June 30, 2019 and 2018, respectively, primarily as a result the US Solar Transaction.

Operating expenses within our Renewable Energy segment decreased by $2.9 million, or 70.7%, to $1.2 million from $4.1 million for the three months ended June 30, 2019 and 2018, respectively, primarily related to the US Solar Transaction.

As a result of the above, our Renewable Energy segment’s operating income decreased by $1.7 million, or 89.5%, to $0.2 million from income of $1.9 million for the three months ended June 30, 2019 and 2018, respectively.

The following represents a quarter-over-quarter discussion and analysis of our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
REVENUE:
Wireless	$46,996	$50,496	$(3,500)	(6.9)%
Wireline	59,276	61,269	(1,993)	(3.3)
Renewable Energy	1,449	6,023	(4,574)	(75.9)
Total revenue	107,721	117,788	(10,067)	(8.5)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	27,930	28,257	(327)	(1.2)
Engineering and operations	19,107	18,409	698	3.8
Sales, marketing and customer services	9,874	8,413	1,461	17.4
General and administrative	26,590	26,754	(164)	(0.6)
Transaction-related charges	28	438	(410)	(93.6)
Depreciation and amortization	21,549	21,913	(364)	(1.7)
(Gain) loss on disposition of long-lived assets	(111)	(2,333)	2,222	95.2
Loss on damaged assets and other hurricane related charges	—	184	(184)	100.0
Total operating expenses	104,967	102,035	2,932	2.9
Income from operations	2,754	15,753	(12,999)	(82.5)
OTHER INCOME (EXPENSE):
Interest income	517	487	30	6.2
Interest expense	(1,263)	(2,327)	1,064	45.7
Other expense	(255)	(1,045)	790	75.6
Other expense, net	(1,001)	(2,885)	1,884	65.3
INCOME BEFORE INCOME TAXES	1,753	12,868	(11,115)	(86.4)
Income tax expense (benefit)	(274)	2,088	(2,362)	(113.1)
NET INCOME	2,027	10,780	(8,753)	(81.2)
Net income attributable to non-controlling interests, net of tax:	(2,883)	(3,564)	681	19.1
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(856)	$7,216	$(8,072)	(111.9)%

Wireless revenue. Our wireless revenue consists of wholesale revenue generated within our US Telecom segment and retail revenue generated within both our US Telecom and International Telecom segments. Within our International Telecom segment, wireless revenue is generated in Bermuda and the Caribbean (including the US Virgin Islands).

Wholesale wireless revenue. Our US Telecom segment generates wholesale wireless revenue from providing mobile voice and data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using our wireless networks. Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates and the rates we are paid from our carrier customers for carrying that traffic as well as tower rental income. Beginning in the third quarter of 2019, wholesale wireless revenue in our US Telecom segment will also include revenues received pursuant to our FirstNet Transaction with AT&T.

The most significant competitive factor we face in our US Telecom’s wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets. In the past, we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area. Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions. In exchange, the carrier agrees to lease us spectrum in that area and enter into a contract with specific pricing and terms. Historically, these arrangements have differed from our FirstNet Transaction and have typically included a purchase right in favor of the carrier to purchase that portion of the network for a predetermined price, depending on when the right to purchase is exercised. In July 2018, we completed the sale of approximately 100 cell sites which, under one of these arrangements, generated approximately $1.8 million of wholesale wireless revenue during the three months ended June 30, 2018.  We received no additional cash proceeds at closing as the cash proceeds were previously received and deferred under our revenue arrangement.

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

Wireless revenue decreased by $3.5 million, or 6.9%, to $47.0 million for the three months ended June 30, 2019 from $50.5 million for the three months ended June 30, 2018. The decreases in wireless revenue, within our segments, consisted of the following:

●	US Telecom. Wireless revenue within our US Telecom segment decreased by $2.9 million, or 10.1%, to $25.7 million from $28.6 million, for the three months ended June 30, 2019 and 2018, respectively. This decrease represented a decrease in wholesale wireless revenue of $2.9 million, or 12.1%, to $21.1 million from $24.0 million for the three months ended June 30, 2019 and 2018, respectively. Of this decrease in wholesale wireless revenue, $1.8 million was related to the July 2018 sale of 100 cell sites with $2.6 million resulting from a reduction in wholesale traffic. These decreases were partially offset by the recognition of an additional $1.5 million in revenue from the Connect America Fund II award which began this quarter. Wireless revenue within our US Telecom segment’s retail operations remained unchanged $4.6 million for the three months ended June 30, 2019 and 2018.

●	International Telecom. Within our International Telecom segment, wireless revenue decreased by $0.6 million, or 2.7%, to $21.3 million for the three months ended June 30, 2019 from $21.9 million for the three months ended June 30, 2018. This decrease was primarily related to a decrease in roaming revenues within most of our markets and a decrease in equipment revenues in some of our markets.

We expect that wireless revenue within our US Telecom segment will increase in the near term as a result of revenues from the FirstNet transaction and the Connect America Fund II award.  We believe that maintaining roaming and other strategic arrangements favorable to our carrier customers allows us to preserve revenue for a longer period of time while creating potential for a long-lived shared infrastructure solution for carriers in areas they may consider to be non-strategic.  As such, we expect that capital expenditures in this segment related to our traditional wholesale wireless business model will be significantly lower going forward.

 We expect wireless revenues within our International Telecom segment to remain consistent as we invest in upgrading our networks and service offerings. Growth in revenue from anticipated subscriber growth in certain markets, however, may be offset by a decline in roaming revenues due to lower negotiated roaming rates received from our carrier customers. Roaming revenues in these markets are also subject to seasonality and can fluctuate between quarters.

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

Wireline revenue decreased by $2.0 million, or 3.3%, to $59.3 million from $61.3 million for the three months ended June 30, 2019 and 2018, respectively. The changes in wireline revenue, within our segments, consisted of the following:

●	US Telecom. Wireline revenue within our US Telecom segment decreased $0.9 million, or 52.9%, to $0.8 million from $1.7 million for the three months ended June 30, 2019 and 2018 as a result of a decrease in traffic volumes within our wholesale long-distance services.

●	International Telecom. Within our International Telecom segment, wireline revenue decreased by $1.1 million, or 1.8%, to $58.5 million from $59.6 million, for the three months ended June 30, 2019 and 2018, respectively, as a result of the three months ended June 30, 2018 including $8.2 million of additional non-recurring funding from the Universal Service Fund to help support our US Virgin Island operations partially offset by an increase in broadband revenues in many of our international telecom businesses including our operations in the US Virgin Islands as their operations become more normalized following the impact of the Hurricanes.

Within our International Telecom segment, we anticipate that wireline revenue may increase in the next few quarters as our operations within the US Virgin Islands become more normalized following the impact of the Hurricanes. However, returning revenues to levels reported prior to the Hurricanes will take longer, or may never occur, as a result of the damage caused by the Hurricanes to the economy of the US Virgin Islands and our customer base in that market. In all of our international markets we may incur a decline in video revenues as a result of subscribers using alternative methods to receive video content. We anticipate that wireline revenue from our international long-distance business in Guyana will continue to decrease as consumers seek to use alternative technology services to place calls, as well as a result of the loss of market share should we cease to be the exclusive provider of domestic fixed and international long-distance service in Guyana, whether by reason of the Government of Guyana implementing recently-passed legislation or new regulations or the lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, over the longer term such declines may be offset by increased revenue from broadband services to consumers and enterprises in Guyana or an increase in regulated local calling rates in Guyana. We currently cannot predict when or if the Government of Guyana will take any action to implement such legislation or any other action that would otherwise affect our exclusive rights in Guyana. See Note 15 to the Consolidated Financial Statements included in this Report.

Renewable energy revenue.  For 2019, renewable energy revenue includes the generation of power through Power Purchase Agreements (“PPAs”) from our solar plants in India.  Our PPAs, which are typically priced at or below local retail electricity rates and allow our customers to secure electricity at predictable and stable prices over the duration of their long-term contract, provide us with high-quality contracted cash flows. In the United States, and until the sale of those operations on November 6, 2018, renewable energy revenue represented revenue from the sale of electricity through PPAs and the sale of Solar Renewable Energy Credits (“SRECs”).  During the three months ended June 30, 2018, our renewable energy operations within the United States generated $4.5 million of revenue.

Renewable energy revenue decreased by $4.6 million, or 75.9%, to $1.4 million from $6.0 million for the three months ended June 30, 2019 and 2018, respectively, primarily as a result of the impact of the US Solar Transaction.

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

Termination and access fees decreased by $0.4 million, or 1.4%, to $27.9 million from $28.3 million for the three months ended June 30, 2019 and 2018, respectively. Net decreases in termination and access fees, within our segments, consisted of the following:

●	US Telecom. Termination and access fees within our US Telecom segment decreased by $0.1 million, or 1.0%, to $10.0 million from $10.1 million, for the three months ended June 30, 2019 and 2018, respectively. This decrease was primarily the result of a reduction of $1.1 million related to the sale of approximately 100 cell sites during July 2018 partially offset by the completion of the Phase I Mobility Fund support in 2018 which recorded $1.5 million as an offset to expenses during the three months ended June 30, 2018.

●	International Telecom. Within our International Telecom segment, termination and access fees decreased by $0.8 million, or 4.3%, to $18.0 million from $18.8 million, for the three months ended June 30, 2019 and 2018, respectively. This decrease was the result of certain cost reduction programs and lower equipment sales in some of our markets. This decrease, however, was partially offset by a $0.9 million increase in television programming and other variable costs that were not incurred within our US Virgin Islands operations during 2018 as a result of the impact of the Hurricanes.

●	Renewable Energy. During the three months ended June 30, 2018, we recorded $0.4 million of termination and access fees within our renewable energy segment. As a result of the US Solar Transaction, no termination and access fees were recorded to this segment for the three months ended June 30, 2019.

In our International Telecom and Renewable Energy segments, we expect that termination and access fee expenses will remain fairly consistent as a percentage of revenues in future periods, however, the FirstNet Transaction is expected to increase such expenses in our US Telecom segment.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding telecommunications networks and renewable energy operations, including the salaries and benefits paid to employees directly involved in the development and operation of our networks and renewable energy operations.

Engineering and operations expenses increased by $0.7 million, or 3.8%, to $19.1 million from $18.4 million for the three months ended June 30, 2019 and 2018, respectively.  The net increase in engineering and operations, within our segments, consisted of the following:

●	US Telecom. Engineering and operations expenses increased within our US Telecom segment by $0.3 million, or 8.8%, to $3.7 million from $3.4 million, for the three months ended June 30, 2019 and 2018, respectively, primarily as a result of an increase in these expenses in our wireless business and our new in-building wireless network and large-scale fiber network businesses.

●	International Telecom. Within our International Telecom segment, engineering and operations expenses increased by $0.4 million, or 2.7%, to $15.3 million from $14.9 million, for the three months ended June 30, 2019 and 2018, respectively. This increase was primarily related to increases in consulting costs in all of our international markets partially offset by a $0.9 million decrease in our US Virgin Island operations as it continues to normalize from the impact of the Hurricanes.

●	Corporate Overhead. Engineering expenses within our corporate overhead remained consistent at $0.2 million for the three months ended June 30, 2019 and 2018.

In our International Telecom and Renewable Energy segments, we expect that engineering and operations expenses will remain fairly consistent as a percentage of revenues; however we expect such expenses to increase in our US Telecom segment during the build period of the FirstNet Transaction.

Sales and marketing expenses. Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $1.5 million, or 17.4%, to $9.9 million from $8.4 million for the three months ended June 30, 2019 and 2018, respectively.  The net increase in sales and marketing expenses, within our segments, consisted of the following:

●	US Telecom. Sales and marketing expenses increased within our US Telecom segment by $0.7 million, or

100.0%, to $1.4 million from $0.7 million, for the three months ended June 30, 2019 and 2018, respectively, primarily as a result of our new in-building wireless network and large-scale fiber network businesses partially offset by a reduction in our U.S. retail operations as a result of certain cost reduction measures.

●	International Telecom. Within our International Telecom segment, our sales and marketing expenses increased by $0.8 million, or 10.4%, to $8.5 million from $7.7 million for the three months ended June 30, 2019 and 2018, respectively. The increase was incurred in most of our international markets including in the US Virgin Islands as those operations continued to normalize from the impact of the Hurricanes.

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

General and administrative expenses decreased by $0.2 million, or 0.6%, to $26.6 million from $26.8 million for the three months ended June 30, 2019 and 2018, respectively. Net decreases in general and administrative expenses, within our segments, consisted of the following:

●	US Telecom. General and administrative expenses increased by $0.6 million, or 15.8%, to $4.4 million from $3.8 million primarily as a result of the addition of our new in-building wireless network and large-scale fiber network businesses.

●	International Telecom. General and administrative expenses increased within our International Telecom segment by $0.5 million, or 3.8%, to $13.5 million from $13.0 million, for the three months ended June 30, 2019 and 2018, respectively. The increase was primarily related to a $0.9 million increase in the US Virgin Islands relating to its recovery efforts from the Hurricanes partially offset by decreases in our other international telecom markets as a result of certain cost reduction measures.

●	Renewable Energy. General and administrative expenses within our Renewable Energy segment decreased by $1.2 million, or 66.7%, to $0.6 million from $1.8 million for the three months ended June 30, 2019 and 2018, respectively. This decrease was primarily related to the US Solar Transaction.

●	Corporate Overhead. General and administrative expenses within our corporate overhead remained consistent at $8.1 million, for the three months ended June 30, 2019 and 2018. Certain cost reduction measures were partially offset by increased information technology expenditures to further enhance our cyber and network security.

We expect general and administrative expenses to increase over the next several quarters as our operations within the US Virgin Islands become more normalized following the impact of the Hurricanes. We also expect to incur additional general and administrative expenses to support our new in-building wireless network operations and our new large-scale fiber network platform as well as to further enhance our cyber network security.

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

We incurred a nominal amount of transaction-related charges during the three months ended June 30, 2019 and approximately $0.4 million during the three months ended June 30, 2018 related to our new in-building wireless network and large-scale fiber network platforms.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses decreased by $0.4 million, or 1.8%, to $21.5 million from $21.9 million for the three months ended June 30, 2019 and 2018, respectively.  Net decreases in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $1.2 million, or 17.6%, to $5.6 million from $6.8 million, for the three months ended June 30, 2019 and 2018, respectively, primarily as a result of the completion of the previously disclosed sale of approximately 100 cell sites within our US wireless operations.

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $1.8 million, or 15.3%, to $13.6 million from $11.8 million, for the three months ended June 30, 2019 and 2018, respectively. This increase was recognized throughout all of our international markets as a result of upgrades and expansions to this segment’s network assets including the network repairs and resiliency enhancements in the U.S. Virgin Islands which were impacted by the Hurricanes.

●	Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment decreased by $1.3 million, or 68.4%, to $0.6 million from $1.9 million for the three months ended June 30, 2019 and 2018, respectively, primarily as a result of the US Solar Transaction.

●	Corporate Overhead. Depreciation and amortization expenses increased by $0.4 million or 28.6% to $1.8 million from $1.4 million for the three months ended June 30, 2019 and 2018, respectively, as a result of certain assets being placed into service.

We expect depreciation expense to increase as we acquire more tangible assets to expand or upgrade our other telecommunications networks or build or acquire solar power generating assets.

Gain on disposition of long-lived assets.   During the three months ended June 30, 2019, we recorded a gain of $0.1 million on the disposition of miscellaneous long-lived assets within our US wireless operations. During the three months ended June 30, 2018, we recorded a gain of $2.3 million on the sale of certain telecommunications licenses within our US wireless operations.

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

Interest income remained consistent at $0.5 million for the three months ended June 30, 2019 and 2018 as the decrease in our cash, cash equivalents and short-term investments was offset by higher returns on those balances.

Interest expense.   Interest expense decreased by $1.0 million, or 45.7%, to $1.3 million from $2.3 million for the three months ended June 30, 2019 and June 30, 2018, respectively, primarily as a result of the US Solar Transaction and the effects of the amendment to our credit facilities which was completed in April 2019.

During the three months ended June 30, 2019, we incurred interest expense on the Viya Debt and the One Communications Debt as well as commitment fees, letter of credit fees and the amortization of debt issuance costs on our outstanding credit facilities. During the three months ended June 30, 2018, we also incurred $0.8 million of interest expense on the Ahana Debt which was assumed by the acquirer in November 2018 as a part of the US Solar Transaction.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income earned and expenses incurred.  For the three months ended June 30, 2019 and 2018, other income (expense) was an expense of $0.3 million and an expense of $1.0 million, respectively, which was primarily related to a net loss on foreign currency transactions.

Income taxes.  Our effective tax rate for the three months ended June 30, 2019 and 2018 was (15.6%) and 16.2%, respectively. The effective tax rate for the three months ended June 30, 2019 was primarily impacted by the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in the U.S. Virgin Islands and India where we cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items:  (i) $1.1 million benefit from the reversal of unrecognized tax positions due to statute expiration, net interest expense on unrecognized tax positions and (ii) $0.5 million benefit from the reversal of a deferred tax liability due to an intercompany debt restructure.

Our effective tax rate for the three months ended June 30, 2018 was primarily impacted by the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in the U.S. Virgin Islands and India where we cannot benefit from those losses as required by ASC 740-270-30-36(a), and a $0.5 million discrete benefit for the release of a capital loss valuation allowance due to a capital gain on a sale of a wireless license.

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

Net income attributable to non-controlling interests, net of tax.  Net income attributable to non-controlling interests reflected an allocation of $2.9 million and $3.6 million of income generated by our less than wholly-owned subsidiaries for the three months ended June 30, 2019 and 2018, respectively, a decrease of $0.7 million, or 19.1%. Net decreases in net income attributable to non-controlling interests, net of tax, within our segments, consisted of the following:

●	US Telecom. Net income attributable to non-controlling interests, net of tax decreased by $0.2 million, or 25.0%, to $0.6 million from $0.8 million for the three months ended June 30, 2019 and 2018, respectively, primarily as a result of decreased profitability at a less than wholly owned subsidiary within our US wireless operations.

●	International Telecom. Net income attributable to non-controlling interests, net of tax decreased by $0.3 million, or 11.5%, to $2.3 million from $2.6 million, primarily as a result of decreased profitability in a less than wholly owned subsidiary within our international operations.

●	Renewable Energy. As a result of the US Solar Transaction, no allocation of income or losses, relating to our US operations, was recorded to non-controlling interests during the three months ended June 30, 2019. Net income attributable to non-controlling interests, net of tax was $0.2 million relating to our US operations during the three months ended June 30, 2018.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was a loss of $0.9 million and income of $7.2 million for the three months ended June 30, 2019 and 2018, respectively.

On a per diluted share basis, net income (loss) per diluted share was a loss of $0.05 and income of $0.45 per diluted share for the three months ended June 30, 2019 and 2018, respectively.

Selected Segment Financial Information

The following represents selected segment information for the six months ended June 30, 2019 and 2018 (in thousands):

For the Six Months Ended June 30, 2019

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$46,093	$42,515	$—	$—	$88,608
Wireline	1,813	117,660	—	—	119,473
Renewable Energy	—	—	2,939	—	2,939
Total Revenue	47,906	160,175	2,939	—	211,020

Operating income (loss)	(2,006)	24,935	(16)	(18,045)	4,868

For the Six Months Ended June 30, 2018

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$55,983	$45,060	$—	$—	$101,043
Wireline	2,800	106,565	—	—	109,365
Renewable Energy	—	—	11,855	—	11,855
Total Revenue	58,783	151,625	11,855	—	222,263

Operating income (loss)	13,065	21,211	3,863	(18,177)	19,962

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

US Telecom.  Revenue within our US Telecom segment decreased by $10.9 million, or 18.5%, to $47.9 million from $58.8 million for the six months ended June 30, 2019 and 2018, respectively.

Revenue within our wireless operations decreased by $9.9 million, or 17.7%, to $46.1 million from $56.0 million for the six months ended June 30, 2019 and 2018, respectively. This decrease was attributable to a decline in revenues in our wholesale wireless operations, with $4.2 million of this decrease relating to the July 2018 sale of 100 cell sites, and $7.2 million of this decrease resulting from a reduction in wholesale traffic. These decreases were partially offset by the recognition of $1.5 million in revenue from the Connect America Fund II award which began in 2019. Revenue from our retail wireless operations remained unchanged at $8.9 million for the six months ended June 30, 2019 and 2018.

Revenue within our wireline operations decreased $1.0 million, or 35.7%, to $1.8 million from $2.8 million for the six months ended June 30, 2019 and 2018, respectively, as a result of a decrease in traffic volumes within our wholesale long-distance services.

Operating expenses within our US Telecom segment increased $2.1 million, or 4.6%, to $47.8 million from $45.7 million for the six months ended June 30, 2019 and 2018, respectively.  This increase in operating expenses was primarily related to the completion of the Phase I Mobility Fund support in 2018 which was recorded as a $3.0 million offset to expenses during the six months ended June 30, 2018 and the addition of our new in-building wireless and large-scale fiber network business.

As a result of the above, our US Telecom segment’s operating income decreased $15.1 million, or 115.3%, to a loss of $2.0 million from income of $13.1 million for the six months ended June 30, 2019 and 2018, respectively.

International Telecom.  Revenues within our International Telecom segment increased $8.6 million, or 5.7%, to $160.2 million from $151.6 million for the six months ended June 30, 2019 and 2018, respectively, as a result of an increase in broadband revenues in many of our international telecom markets partially offset by the previously received $8.2 million of additional non-recurring funding from the Universal Service Fund during the six months ended June 30, 2018, to help support our US Virgin Island operations recover from the impact of the Hurricanes.

Operating expenses within our International Telecom segment increased by $4.8 million, or 3.7%, to $135.2 million from $130.4 million for the six months ended June 30, 2019 and 2018, respectively.  The increase was primarily the result of increased expenses in the US Virgin Islands as their operations become more normalized following the impact of the Hurricanes.

As a result, our International Telecom segment’s operating income increased $3.8 million, or 17.9%, to $25.0 million from $21.2 million for the six months ended June 30, 2019 and 2018, respectively.

Renewable Energy.  Revenue within our Renewable Energy segment decreased $9.0 million to $2.9 million from $11.9 million for the six months ended June 30, 2019 and 2018, respectively, primarily as a result the US Solar Transaction.

Operating expenses within our Renewable Energy segment decreased by $2.8 million, or 35.0%, to $5.2 million from $8.0 million for the six months ended June 30, 2019 and 2018, respectively, primarily related to the US Solar Transaction.

As a result of the above, our Renewable Energy segment’s operating income decreased by $3.9 million to a nominal loss compared to income of $3.9 million for the six months ended June 30, 2018.

The following represents a year over year discussion and analysis of our results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)

REVENUE:
Wireless	$88,608	$101,043	$(12,435)	(12.3)%
Wireline	119,473	109,365	10,108	9.2
Renewable Energy	2,939	11,855	(8,916)	(75.2)
Total revenue	211,020	222,263	(11,243)	(5.1)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	55,818	54,171	1,647	3.0
Engineering and operations	38,139	36,561	1,578	4.3
Sales, marketing and customer services	19,264	16,974	2,290	13.5
General and administrative	50,405	52,296	(1,891)	(3.6)
Transaction-related charges	68	465	(397)	(85.4)
Depreciation and amortization	42,267	43,217	(950)	(2.2)
(Gain) loss on disposition of long-lived assets	191	(2,049)	2,240	109.3
Loss on damaged assets and other hurricane related charges, net of insurance recovery	—	666	(666)	100.0
Total operating expenses	206,152	202,301	3,851	1.9
Income from operations	4,868	19,962	(15,094)	(75.6)
OTHER INCOME (EXPENSE):
Interest income	1,445	853	592	69.4
Interest expense	(2,544)	(4,532)	1,988	43.9
Other expense	(68)	(1,798)	1,730	96.2
Other expense, net	(1,167)	(5,477)	4,310	78.7
INCOME BEFORE INCOME TAXES	3,701	14,485	(10,784)	(74.4)
Income tax expense	939	6,008	(5,069)	(84.4)
NET INCOME	2,762	8,477	(5,715)	(67.4)
Net income attributable to non-controlling interests, net of tax:	(5,198)	(6,816)	1,618	23.7
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(2,436)	$1,661	$(4,097)	(246.7)%

Wireless revenue. Wireless revenue decreased by $12.4 million, or 12.3%, to $88.6 million for the six months ended June 30, 2019 from $101.0 million for the six months ended June 30, 2018. The decreases in wireless revenue, within our segments, consisted of the following:

●	US Telecom. Wireless revenue within our US Telecom segment decreased by $9.9 million, or 17.7%, to $46.1 million from $56.0 million, for the six months ended June 30, 2019 and 2018, respectively. This decrease represented a decrease in wholesale wireless revenue of $9.9 million, or 21.0%, to $37.2 million from $47.1 million for the six months ended June 30, 2019 and 2018, respectively. Of this decrease in wholesale wireless revenue, $4.2 million was related to the July 2018 sale of 100 cell sites with the remaining decrease a result of a reduction in wholesale traffic partially offset by the recognition of an additional $1.5 million in revenue from the Connect America Fund II Award which began in 2019. Wireless revenue within our US Telecom segment’s retail operations remained unchanged at $8.9 million for the six months ended June 30, 2019 and 2018.

●	International Telecom. Within our International Telecom segment, wireless revenue decreased by $2.6 million, or 5.8%, to $42.5 million for the six months ended June 30, 2019 from $45.1 million for the six months ended

June 30, 2018. This decrease was primarily related to a $1.5 million decrease in roaming revenues within the US Virgin Islands as a result of fewer customers from other carriers that were impacted by the Hurricanes roaming on our network during 2018 and a reduction in equipment revenues in some of the markets.

Wireline revenue. Wireline revenue increased by $10.1 million, or 9.2%, to $119.5 million from $109.4 million for the six months ended June 30, 2019 and 2018, respectively. The net increases in wireline revenue, within our segments, consisted of the following:

●	US Telecom. Wireline revenue within our US Telecom segment decreased $1.0 million, or 35.7%, to $1.8 million from $2.8 million for the six months ended June 30, 2019 and 2018 as a result of a decrease in traffic volumes within our wholesale long-distance services.

●	International Telecom. Within our International Telecom segment, wireline revenue increased by $11.1 million, or 10.4%, to $117.7 million from $106.6 million, for the six months ended June 30, 2019 and 2018, respectively, primarily as a result of an increase in broadband revenues in many of our international telecom markets partially offset by $8.2 million of additional non-recurring funding from the Universal Service Fund, received during the six months ended June 30, 2018, to help support our US Virgin Island operations recover from the impact of the Hurricanes.

Renewable energy revenue.  Renewable energy revenue decreased by $9.0 million, or 75.6%, to $2.9 million from $11.9 million for the three months ended June 30, 2019 and 2018, respectively, primarily as a result of the impact of the US Solar Transaction.

Termination and access fee expenses.  Termination and access fees increased by $1.6 million, or 3.0%, to $55.8 million from $54.2 million for the six months ended June 30, 2019 and 2018, respectively. Net increases in termination and access fees, within our segments, consisted of the following:

●	US Telecom. Termination and access fees within our US Telecom segment increased by $1.0 million, or 5.2%, to $20.1 million from $19.1 million, for the six months ended June 30, 2019 and 2018, respectively. This increase was primarily the result of the completion of the Phase I Mobility Fund support in 2018 which recorded $3.0 million as an offset to expenses during the six months ended June 30, 2018 partially offset by a reduction of $2.1 million related to the sale of approximately 100 cell sites during July 2018.

●	International Telecom. Within our International Telecom segment, termination and access fees increased by $1.0 million, or 2.9%, to $35.5 million from $34.5 million, for the six months ended June 30, 2019 and 2018, respectively. Of this increase, $3.1 million was caused by an increase in television programming and other variable costs that were not incurred within our US Virgin Islands operations during 2018 as a result of the impact of the Hurricanes partially offset by reductions in other international markets as a result of certain cost reduction measures.

●	Renewable Energy. Termination and access fees within our Renewable Energy decreased $0.4 million, or 57.1%, to $0.3 million from $0.7 million for the six months ended June 30, 2019 and 2018, respectively, as a result of the US Solar Transaction.

Engineering and operations expenses.  Engineering and operations expenses increased by $1.5 million, or 4.1%, to $38.1 million from $36.6 million for the six months ended June 30, 2019 and 2018, respectively.  The net increase in engineering and operations, within our segments, consisted of the following:

●	US Telecom. Engineering and operations expenses increased within our US Telecom segment by $1.0 million, or 16.1%, to $7.2 million from $6.2 million, for the six months ended June 30, 2019 and 2018, respectively, primarily as a result of a $0.6 million increase in these expenses in our wireless business and $0.3 million of aggregate expenses incurred within our new in-building wireless network and large-scale fiber network businesses.

●	International Telecom. Within our International Telecom segment, engineering and operations expenses increased by $0.6 million, or 2.0%, to $30.5 million from $29.9 million, for the six months ended June 30, 2019 and 2018, respectively. This increase was primarily related to expenses within our new managed services and technology platform partially offset by operational efficiencies in some of our international markets.

●	Corporate Overhead. Engineering and operations expenses within our corporate overhead remained consistent at $0.4 million.

Sales and marketing expenses. Sales and marketing expenses increased by $2.3 million, or 13.5%, to $19.3 million from $17.0 million for the six months ended June 30, 2019 and 2018, respectively.  The increases in sales and marketing expenses, within our segments, consisted of the following:

●	US Telecom. Sales and marketing expenses increased within our US Telecom segment by $1.1 million, or 78.6%, to $2.5 million from $1.4 million, for the six months ended June 30, 2019 and 2018, respectively, primarily as a result of our new in-building wireless network and large-scale fiber network businesses partially offset by a reduction in our U.S. retail operations as a result of certain cost reduction measures.

●	International Telecom. Within our International Telecom segment, our sales and marketing expenses increased by $1.4 million, or 9.0%, to $16.9 million from $15.5 million for the six months ended June 30, 2019 and 2018, respectively. The increase was incurred in all of our international markets including in the US Virgin Islands as those operations continued to normalize from the impact of the Hurricanes.

General and administrative expenses.  General and administrative expenses decreased by $1.9 million, or 3.8%, to $50.4 million from $52.3 million for the six months ended June 30, 2019 and 2018, respectively. Net decreases in general and administrative expenses, within our segments, consisted of the following:

●	US Telecom. General and administrative expenses increased by $1.5 million, or 20.3%, to $8.9 million from $7.4 million primarily to support our wireless operations and the addition of our new in-building wireless network and large-scale fiber network businesses

●	International Telecom. General and administrative expenses decreased within our International Telecom segment by $0.5 million, or 1.9%, to $25.8 million from $26.3 million, for the six months ended June 30, 2019 and 2018, respectively. The decrease was primarily related to cost reduction measures within our managed services and technology platform businesses.

●	Renewable Energy. General and administrative expenses within our Renewable Energy segment decreased by $2.3 million, or 65.7%, to $1.3 million from $3.5 million for the six months ended June 30, 2019 and 2018, respectively. This decrease was primarily related to the US Solar Transaction.

●	Corporate Overhead. General and administrative expenses within our corporate overhead decreased by $0.6 million, or 4.0%, to $14.5 million from $15.1 million, for the six months ended June 30, 2019 and 2018, respectively, primarily related to certain cost reduction measures offset partially by information technology expenditures to further enhance our cyber and network security.

Transaction-related charges.  We incurred a nominal amount of transaction-related charges during the six months ended June 30, 2019 and approximately $0.5 million during the six months ended June 30, 2018 primarily related to our new in-building wireless network technology and large-scale fiber network platforms..

 Depreciation and amortization expenses.  Depreciation and amortization expenses decreased by $1.0 million, or 2.2%, to $42.3 million from $43.2 million for the six months ended June 30, 2019 and 2018, respectively.  Net increases or decreases in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $2.2 million, or 16.5%, to $11.1 million from $13.3 million, for the six months ended June 30, 2019 and 2018, respectively, as a result of the completion of the previously disclosed sale of approximately 100 cell sites within our US wireless operations.

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $3.1 million, or 13.2%, to $26.6 million from $23.5 million, for the six months ended June 30, 2019 and 2018, respectively. This increase was recognized throughout all of our international markets as a result of upgrades and expansions to this segment’s network assets including the network repairs and resiliency enhancements in the U.S. Virgin Islands which were impacted by the Hurricanes.

●	Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment decreased by $2.4 million, or 64.9%, to $1.3 million from $3.7 million, for the six months ended June 30, 2019 and 2018, respectively, primarily as a result of the US Solar Transaction.

●	Corporate Overhead. Depreciation and amortization expenses increased by $0.5 million or 18.5% to $3.2 million from $2.7 million for the six months ended June 30, 2019 and 2018, respectively, as a result of certain tangible assets being placed into service.

 Loss on disposition of long-lived assets.   During the six months ended June 30, 2019, we recorded a loss of $0.2 million on the disposition of miscellaneous long-lived assets within our US wireless and renewables operations. During the six months ended June 30, 2018, we recorded a gain on the disposition of long-lived assets of $2.0 million as a result of a $2.3 million gain on the sale of certain telecommunication licenses within our U.S. wireless operations segment partially offset by the disposal of miscellaneous assets also within our U.S. wireless operations.

Loss on damaged assets and other Hurricane-related charges. During the six months ended June 30, 2018, we incurred $0.7 million in expenses associated with the procurement of continued building maintenance, security services, the supply of alternative power and related professional fees.

Interest income. Interest income increased $0.5 million to $1.4 million from $0.9 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in our cash, cash equivalents and short-term investments was offset by higher returns on those balances.

Interest expense.   Interest expense decreased by $2.0 million, or 44.4%, to $2.5 million from $4.5 million for the three months ended June 30, 2019 and June 30, 2018, respectively, primarily as a result of the US Solar Transaction and the effects of the April 2019 amendment to our credit facilities.

During the six months ended June 30, 2019, we incurred interest expense on the Viya Debt and the One Communications Debt as well as commitment fees, letter of credit fees and the amortization of debt issuance costs on our outstanding credit facilities. During the six months ended June 30, 2018, we also incurred $1.7 million of interest expense on the Ahana Debt which was assumed by the acquirer in November 2018 as a part of the US Solar Transaction.

Other income (expense), net.  For the six months ended June 30, 2019, other income (expense) was an expense of $0.1 million which was primarily related to $0.3 million in losses on foreign currency transactions partially offset by $0.2 million of income recognized in connection with some of our employee benefit plans.  For the six months ended June 30, 2018, other income (expense) was an expense of $1.8 million which was primarily related to a net loss on foreign currency transactions.

Income taxes.  Our effective tax rate for the six months ended June 30, 2019 and 2018 was 25.4% and 41.5%, respectively.  The effective tax rate for the six months ended June 30, 2019 was primarily impacted by the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in the U.S. Virgin Islands and India where we cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items: (i) $0.6 million benefit from the reversal of unrecognized tax positions due to statute expiration, net interest expense on unrecognized tax positions and (ii) $0.5 million benefit from the reversal of a deferred tax liability due to an intercompany debt restructure.

The effective tax rate for the six months ended June 30, 2018 was primarily impacted by the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in the U.S. Virgin Islands and India where we cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items: (i) $0.5 million interest expense on unrecognized tax benefits, (ii) $0.7 million provision for the intercompany sale of assets from the U.S. to the U.S. Virgin Islands, and (iii) $0.5 million benefit for the release of a capital loss valuation allowance due to a capital gain on a sale of a wireless license.

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

Net income attributable to non-controlling interests, net of tax.  Net income attributable to non-controlling interests reflected an allocation of $5.2 million and $6.8 million of income generated by our less than wholly-owned subsidiaries for the six months ended June 30, 2019 and 2018, respectively, a decrease of $1.6 million, or 23.5%. Changes in net income attributable to non-controlling interests, net of tax, within our segments, consisted of the following:

●	US Telecom. Net income attributable to non-controlling interests, net of tax decreased by $1.0 million to $0.5 million from $1.5 million for the six months ended June 30, 2019 and 2018, respectively, primarily as a result of decreased profitability at certain less than wholly owned subsidiaries within our US wireless retail operations.

●	International Telecom. Net income attributable to non-controlling interests, net of tax decreased by $0.1 million, or 2.1%, to $4.7 million from $4.8 million, primarily as a result of a decrease in non-controlling ownership interests as of June 30, 2019 as compared to June 30, 2018.

●	Renewable Energy. As a result of the US Solar Transaction, no allocation of income or losses was recorded to non-controlling interests during the six months ended June 30, 2019 relating to our US operations. Net income attributable to non-controlling interests, net of tax, was $0.5 million during the six months ended June 30, 2018 relating to our US operations.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was a loss of $2.4 million and income of $1.7 million for the six months ended June 30, 2019 and 2018, respectively.

On a per diluted share basis, net income (loss) per diluted share was a loss of $0.05 and income of $0.45 per diluted share for the six months ended June 30, 2019 and 2018, respectively.

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

The Tax Act transitions international taxation from a worldwide system to a modified territorial system and includes two base erosion prevention measures on non-US earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to US taxation as global intangible low taxed income (“GILTI”) and eliminates the deduction of certain payments made to related foreign corporations, and imposes a minimum tax if greater than regular tax under the base-erosion and anti-abuse tax (“BEAT”). These changes became effective beginning in 2018 but did not have an impact on us in the initial year. Based on our forecasted income for 2019 we are not currently projecting a GILTI inclusion.  We do not expect we will be subject to BEAT and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the quarter ended June 30, 2019.

Liquidity and Capital Resources

Historically, we have met our operational liquidity needs through a combination of cash-on-hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash-on-hand, proceeds from dispositions, borrowings under our credit facilities and seller financing. We believe our current cash, cash equivalents, short term investments and availability under our current credit facility will be sufficient to meet our cash needs for at least the next twelve months for working capital needs and capital expenditures.

Uses of Cash

Acquisitions and investments.  Historically, we have funded our acquisitions with a combination of cash-on-hand, borrowings under our credit facilities and seller financing.

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

As of June 30, 2019, we had approximately $146.7 million in cash, cash equivalents and restricted cash. Of this amount, $30.7 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $89.2 million of debt, net of unamortized deferred financing costs, as of June 30, 2019. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Capital expenditures.  Historically, a significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks and to expand our renewable energy operations.

For the six months ended June 30, 2019 and 2018, we spent approximately $35.4 million and $107.2 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	US	International	Renewable	Corporate and
Six months ended June 30,	Telecom	Telecom (2)	Energy	Other (1)	Consolidated
2019	$6,368	$23,692	$817	$4,519	$35,396
2018	7,266	95,520	1,388	3,074	107,248

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

(2)	Includes $0.1 million and $66.7 million for the six months ended June 30, 2019 and 2018, respectively, of expenditures used for network repairs and resiliency enhancements in the US Virgin Islands which were impacted by the Hurricanes. These expenditures were financed, in part, by the $34.6 million of insurance proceeds we received during the first quarter of 2018 and cash from operations.

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  Such investments include the upgrade and expansion of both our wireline and wireless telecommunications networks as well as our service delivery platforms. We expect 2019 capital expenditures for our International Telecom segment to be approximately $50.0 million to $55.0 million. In our US Telecom segment, we expect capital expenditures to remain consistent with 2018 capital expenditures excluding our new initiatives, such as the FirstNet Transaction, and early-stage business spending. To a smaller extent we also continue to invest in expanding our renewable energy assets in India, however, continued expansion in the India market is largely dependent on our ability to secure local financing and the timing, terms and conditions of such financing, which are difficult to estimate at this time.

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

Dividends.  We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the three months ended June 30, 2019, our Board declared $2.7 million of dividends to our stockholders, which includes a $0.17 per share dividend declared on June 11, 2019 and paid on July 8, 2019. We have declared quarterly dividends for the last 83 fiscal quarters.

Stock Repurchase Plan. On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We did not repurchase any shares of our common stock under the 2016 Repurchase Plan during the six months ended June 30, 2019 and repurchased $1.6 million of our common stock during the six months ended June 30, 2018. As of June 30, 2019, we have $37.7 million authorized for share repurchases under the 2016 Repurchase Plan.

Sources of Cash

Total liquidity.  As of June 30, 2019, we had approximately $146.7 million in cash, cash equivalents and restricted cash which represents a decrease of $46.2 million from the December 31, 2018 balance of $192.9 million. The decrease is primarily attributable to $35.4 million used for capital expenditures, $10.0 million used for certain investments, $5.0 used for the purchase of short-term investments, $5.4 million used for dividends paid on our common stock, $1.6 million used for the repurchase of our common stock from employees in order to satisfy their tax obligations, $3.9 million used for distributions to our minority shareholders, $1.9 million used to prepay principal on our debt of and $1.3 million used to amend our credit facility.  These amounts were partially offset by cash provided by our operations of $18.5 million.

Cash provided by operations.  Cash provided by operating activities was $18.5 million for the six months ended June 30, 2019 as compared to $46.0 million for the six months ended June 30, 2018.  The decrease of $27.5 million was primarily related to a decrease of $7.4 million within our US Telecom segment as a result of the reduction in wholesale roaming traffic and the impact of the July 2018 sale of 100 cell sites and a decrease of $6.2 million within our Renewable Energy segment as a result of the US Solar Transaction and a $19.1 million decrease, primarily related to accrued income taxes, within our corporate overhead. These decreases were partially offset by an increase in cash flow from operations of $5.2 million within our International Telecom segment primarily related to the impact of the Hurricanes.

Cash used in investing activities. Cash used in investing activities was $50.3 million and $58.8 million for the six months ended June 30, 2019 and 2018, respectively. The decrease of $8.5 million was primarily related to a $71.9 million reduction in capital expenditures partially offset by an increase in investments of $8.0 million and the purchase of short-term investments of $5.0 million. Cash used in investing activities during the six months ended June 30, 2018 also includes the receipt of insurance proceeds of $34.6 million, which were used to partially fund our capital expenditures during that period, $5.4 million received for certain government grants, proceeds from the sale of assets of $5.0 million and the sale of short-term investments of $5.3 million.

 Cash used in financing activities.   Cash used in financing activities was $14.5 million and $26.8 million during the six months ended June 30, 2019 and 2018, respectively.  The decrease in cash used for financing activities of $12.3 million was primarily related to a $9.0 million decrease in the distributions made to minority shareholders (primarily the minority shareholder of our Guyana subsidiary), a $2.9 million reduction in the repayments of our long-term debt and a $2.1 million reduction in the repurchases of our common stock. These decreases were partially offset by $1.3 million used to amend our credit facility in 2019.

Credit facility.  On April 10, 2019, we entered into the 2019 Credit Facility, with CoBank, ACB and the same syndicate of lenders as the 2014 Credit Facility. The 2019 Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility. Upon the closing of the 2019 Credit Facility, approximately $8.0 million of performance letters of credit were issued and remain outstanding and undrawn as of June 30, 2019. The 2019 Credit Facility matures on April 10, 2024.

Amounts borrowed under the 2019 Credit Facility bear interest at a rate equal to, at our option, either (i) the LIBOR plus an applicable margin ranging between 1.25% to 2.25% or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.25%. Swingline loans bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the higher of (x) the LIBOR (as defined in the 2019 Credit Facility) for an interest period of one month and (y) the LIBOR for an interest period of one week; (ii) the Federal Funds Effective Rate (as defined in the 2019 Credit Facility) plus 0.50% per annum; and (iii) the Prime Rate (as defined in the 2019 Credit Facility). The applicable margin is determined based on the Total Net Leverage Ratio (as defined in the 2019 Credit Facility). Under the terms of the 2019 Credit Facility, we must also pay a fee ranging from 0.150% to 0.375% of the average daily unused portion of the 2019 Credit Facility over each calendar quarter.

 The 2019 Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  Our investments in “unrestricted” subsidiaries and certain dividend payments to our stockholders are not limited unless the Total Net Leverage Ratio is equal to or greater than 1.75 to 1.0. The Total Net Leverage Ratio is measured each fiscal quarter and is required to be less than or equal to 2.75 to 1.0. In the event of a Qualifying Acquisition (as defined in the 2019 Credit Facility), the Total Net Leverage Ratio increases to 3.25 to 1.0 for the subsequent three fiscal quarters.

The 2019 Credit Facility also provides for the incurrence by us of incremental term loan facilities, when combined with increases to revolving loan commitments, in an aggregate amount not to exceed $200 million (the “Accordion”). Amounts borrowed under the Accordion are also subject to proforma compliance with a net leverage ratio financial covenant.

As of June 30, 2019, we were in compliance with all of the financial covenants, had no outstanding borrowings and, net of the $8.0 million of outstanding performance letters of credit, and had $192.0 million of availability under the 2019 Credit Facility.

Prior to entering into the 2019 Credit Facility, we had a $225 million revolving credit facility (the “2014 Credit Facility) with CoBank, ACB and a syndicate of other lenders that provided for (i) up to $10 million for standby or trade letters of credit, (ii) up to $25 million for letters of credit that were necessary or desirable to qualify for disbursements from the FCC’s mobility fund and (iii) up to $10 million under a swingline sub-facility.   The 2014 Credit Facility had a maturity date of December 31, 2019. The 2014 Credit Facility also provided for the incurrence by us of incremental term loan facilities, when combined with increases to revolving loan commitments, in an aggregate amount not to exceed $200 million.

Amounts borrowed under the 2014 Credit Facility bore interest at a rate equal to, at our option, either (i) the LIBOR plus an applicable margin ranging between 1.50% to 1.75% or (ii) a base rate plus an applicable margin ranging from 0.50% to 0.75%.  Swingline loans bore interest at the base rate plus the applicable margin for base rate loans.  The base rate was equal to the higher of (i) 1.00% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; (ii) the federal funds effective rate (as defined in the 2014 Credit Facility) plus 0.50% per annum; and (iii) the prime rate (as defined in the 2014 Credit Facility). The applicable margin was determined based on the ratio (as further defined in the 2014 Credit Facility) of our indebtedness to EBITDA. Under the terms of the 2014 Credit Facility, we also paid a fee ranging from 0.175% to 0.250% of the average daily unused portion of the 2014 Credit Facility over each calendar quarter.

 The 2014 Credit Facility contained customary representations, warranties and covenants, including a financial covenant that imposed a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  Our investment in “unrestricted” subsidiaries plus the aggregate amount of certain dividend payments to our stockholders was limited to $400 million.  Amounts borrowed under the Accordion were also subject to pro-forma compliance with a net leverage ratio financial covenant.

Viya Debt

We, and certain of our subsidiaries, have entered into a $60.0 million loan agreement with RTFC (the “Viya Debt”). The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”).  This covenant is tested on an annual basis at the end of each fiscal year.  Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of the Company’s Viya subsidiaries and is guaranteed by us.   With RTFC’s consent, we funded the restoration of Viya’s network, following the Hurricanes, through an intercompany loan arrangement with a $75.0 million limit. We were not in compliance with the Net Leverage Ratio covenant for the year ending December 31, 2018 and received a waiver from the RTFC on February 25, 2019.

We paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the Viya Debt.  The fee was recorded as a reduction to the Viya Debt carrying amount and is being amortized over the life of the loan.

As of June 30, 2019, $60.0 million of the Viya Debt remained outstanding and $0.6 million of the rate lock fee was unamortized.

One Communications Debt

We have an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on May 22, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% paid quarterly.

The One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (as defined in the One Communications Debt agreement).   We were in compliance with our covenants as of June 30, 2019.

As a condition of the One Communications Debt, we were required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, we entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of June 30, 2019, the swap has an unamortized notional amount of $8.7 million.

We capitalized $0.3 million of fees associated with the One Communications Debt which are being amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of June 30, 2019, $30.0 million of the One Communications Debt was outstanding, there were no borrowings under an overdraft facility, and $0.2 million of the capitalized fees remained unamortized.

Ahana Debt

On November 6, 2018, we consummated the US Solar Transaction which included the transfer of the Ahana Debt (as defined below) to the purchaser.

Prior to our US Solar Transaction, our US solar operations issued $20.6 million in aggregate principal amount of 4.427% senior notes due in 2029 (the “Series A Notes”) and $45.2 million in aggregate principal amount of 5.327% senior notes due in 2031 (the “Series B Notes”).  These operations also issued a note to Public Service Electricity and Gas which bore interest at 11.3% due in 2027 (the “PSE&G Loan” and collectively with the Series A Notes and Series B Notes, the “Ahana Debt”).

For the Series A Notes and Series B Notes, interest and principal were payable semi-annually, until their respective maturity dates, and were secured by certain US solar assets and guaranteed by certain subsidiaries.

Repayment of the PSE&G Loan could have been made in either cash or SRECs at our discretion, with the value of the SRECs being fixed at the time of the loan’s closing.  Historically, we had made all repayments of the PSE&G Loan using SRECs.

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

Restrictions under Credit Facility.  Our 2019 Credit Facility contains customary representations, warranties and covenants, including covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.

In addition, the 2019 Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2019, we were in compliance with all of the financial covenants of the 2019 Credit Facility.

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

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to US dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. During the six months ended June 30, 2019 and 2018, we recorded $ 0.3 million and $1.9 million, respectively, in losses on foreign currency transactions. We will continue to assess the impact of our exposure to both the Indian Rupee and the Guyana dollar.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations in any of the periods presented in this Report.

We have based our discussion and analysis of our financial condition and results of operations on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (or “GAAP”). We base our estimates on our operating experience and on various conditions existing in the market and we believe them to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Interest Rate Sensitivity.    As of June 30, 2019, we had $21.3 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility.

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”). We have $37.7 million available to be repurchased under that plan as of June 30, 2019.

The following table reflects the repurchases by us of our common stock during the quarter ended June 30, 2019:

						(d)
						Maximum
						Number (or
					(c)	Approximate
			(b)		Total Number of	Dollar Value) of
	(a)		Average		Shares Purchased	Shares that May
	Total Number		Price		as Part of Publicly	be Purchased
	of Shares		Paid per		Announced Plans	Under the Plans or
Period	Purchased		Share		or Programs	Programs
April 1, 2019 — April 30, 2019	151	(1)	$59.29	(1)	—	$37,690,086
May 1, 2019 — May 31, 2019	—		—		—	$37,690,086
June 1, 2019 — June 30, 2019	—		—		—	$37,690,086

(1)	Represents shares purchased on April 13, 2019 from our executive officers and other employees who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the 2016 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 6. Exhibits:

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL

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

ATN International, Inc.

Date: August 7, 2019	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: August 7, 2019	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer