Form 10-Q
period 2019-09-30
ATN International, Inc.
filed 2019-11-08
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, the registrant had outstanding 15,998,204 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended September 30, 2019

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; estimates regarding revenues from our customers and timing of restoration of our wirelines in the US Virgin Islands following Hurricanes Irma and Maria (the “Hurricanes”); the competitive environment in our key markets, demand for our services and industry trends; the pace of expansion and improvement of our telecommunications network and renewable energy operations including our level of estimated future capital expenditures and our realization of the benefits of these investments and their impact on our customers; the anticipated timing of our build schedule and energy production of our India renewable energy projects; our pipeline of additional solar capacity; expectations regarding our revenue, expenses and financial performance; our compliance with requirements for certain grants and programs and the anticipated timing of the receipt of funds under such grants and programs, including under the new Connect USVI Fund, which will replace the Universal Service Fund; the impact of new accounting pronouncements; our satisfaction of performance obligations; the impact of litigation; the sufficiency of our cash and our expectations regarding capital expenditures; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of our operations, including operating margins, revenues, capital expenditures, and the future growth and retention of our major customers and subscriber base and commercial and industrial demand for solar power; (2) our ability to maintain favorable roaming arrangements and satisfy the needs and demands of our major wireless customers; (3) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes and cyber security concerns in the telecommunications industry; (4) government regulation of our businesses, which may impact our Federal Communications Commission (“FCC”) and other telecommunications licenses or our renewables business; (5) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (6) our ability to receive financial support from the government for our rebuild in the US Virgin Islands and the timing of such support, including under the new Connect USVI Fund, which will replace the Universal Service Fund; (7) economic, political and other risks facing our operations; (8) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (9) our ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (10) the occurrence of weather events and natural catastrophes; (11) increased competition; (12) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (13) our continued access to capital and credit markets; and (14) the risk of currency fluctuation for those markets in which we operate. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019 as may be updated by our Quarterly Reports on Form 10-Q and the other reports we file from time to time with the SEC. Except as required by law, the Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$165,280	$191,836
Restricted cash	1,071	1,071
Short-term investments	3,250	393
Accounts receivable, net of allowances of $17.2 million and $16.5 million, respectively	44,640	38,305
Inventory, materials and supplies	5,321	6,305
Prepayments and other current assets	38,249	37,855
Total current assets	257,811	275,765
Fixed Assets:
Property, plant and equipment	1,214,031	1,188,916
Less accumulated depreciation	(608,530)	(562,064)
Net fixed assets	605,501	626,852
Telecommunication licenses, net	93,686	93,686
Goodwill	63,970	63,970
Customer relationships, net	7,865	9,323
Operating lease right-of-use assets	71,111	—
Other assets	62,856	37,708
Total assets	$1,162,800	$1,107,304
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$4,688	$4,688
Accounts payable and accrued liabilities	95,303	80,873
Dividends payable	2,720	2,720
Accrued taxes	9,999	31,795
Current portion of operating lease liabilities	9,912	—
Advance payments and deposits	18,408	20,574
Total current liabilities	141,030	140,650
Deferred income taxes	3,989	10,276
Operating lease liabilities, excluding current portion	59,663	—
Other liabilities	56,242	46,760
Long-term debt, excluding current portion	83,577	86,294
Total liabilities	344,501	283,980
Commitments and contingencies (Note 15)
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,308,504 and 17,274,215 shares issued, respectively, 15,998,504 and 16,002,699 shares outstanding, respectively	172	172
Treasury stock, at cost; 1,310,000 and 1,271,516 shares, respectively	(50,384)	(48,547)
Additional paid-in capital	186,446	181,778
Retained earnings	554,363	563,593
Accumulated other comprehensive income	(2,514)	(1,609)
Total ATN International, Inc. stockholders’ equity	688,083	695,387
Non-controlling interests	130,216	127,937
Total equity	818,299	823,324
Total liabilities and equity	$1,162,800	$1,107,304

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

(In thousands, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
REVENUE:
Wireless	$54,555	$52,003	$143,705	$153,046
Wireline	59,623	63,717	178,555	173,083
Renewable energy	1,438	5,418	4,377	17,272
Total revenue	115,616	121,138	326,637	343,401
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	27,622	29,866	83,440	84,037
Engineering and operations	20,095	18,177	58,234	54,738
Sales, marketing and customer service	9,785	8,995	29,048	25,969
General and administrative	25,110	25,210	75,518	77,470
Transaction-related charges	21	178	89	642
Depreciation and amortization	22,603	21,384	64,870	64,602
(Gain) Loss on disposition of long-lived assets	132	(13,496)	321	(15,509)
Loss on damaged assets and other hurricane related charges, net of insurance recovery	—	—	—	666
Total operating expenses	105,368	90,314	311,520	292,615
Income from operations	10,248	30,824	15,117	50,786
OTHER INCOME (EXPENSE)
Interest income	414	568	1,860	1,420
Interest expense	(1,298)	(2,229)	(3,843)	(6,759)
Other expenses	(2,686)	(1,244)	(2,755)	(3,042)
Other income (expense), net	(3,570)	(2,905)	(4,738)	(8,381)
INCOME BEFORE INCOME TAXES	6,678	27,919	10,379	42,405
Income tax provisions	1,834	7,010	2,774	13,018
NET INCOME	4,844	20,909	7,605	29,387
Net income attributable to non-controlling interests, net of tax expense of $0.4 million, $0.5 million, $1.2 million and $1.1 million, respectively.	(3,459)	(3,887)	(8,657)	(10,705)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$1,385	$17,022	$(1,052)	$18,682
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$0.09	$1.07	$(0.07)	$1.17
Diluted	$0.09	$1.06	$(0.07)	$1.16
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,000	15,958	15,984	15,987
Diluted	16,007	16,021	15,984	16,042
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.17	$0.17	$0.51	$0.51

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,844	$20,909	$7,605	$29,387
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,194)	(2,510)	(694)	(6,093)
Unrealized gain (loss) on derivatives	(38)	45	(211)	226
Other comprehensive income (loss), net of tax	(1,232)	(2,465)	(905)	(5,867)
Comprehensive income	3,612	18,444	6,700	23,520
Less: Comprehensive income attributable to non-controlling interests	(3,459)	(3,887)	(8,657)	(10,705)
Comprehensive income (loss) attributable to ATN International, Inc.	$153	$14,557	$(1,957)	$12,815

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In Thousands, Except Per Share Data)

					Accumulated	Total
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, June 30, 2019	$172	$(50,125)	$185,112	$555,806	$(1,282)	$689,683	$128,858	$818,541
Issuance of 2,000 shares of common stock upon exercise of stock options	—	—	62	—	—	62	—	62
Purchase of 8,542 shares of common stock	—	(259)	—	—	—	(259)	—	(259)
Stock-based compensation	—	—	1,272	—	—	1,272	275	1,547
Dividends declared on common stock ($0.17 per common share)	—	—	—	(2,828)	—	(2,828)	(1,885)	(4,713)
Repurchase of non-controlling interests	—	—	—	—	—	—	(491)	(491)
Comprehensive income:
Net income (loss)	—	—	—	1,385	—	1,385	3,459	4,844
Other comprehensive income	—	—	—	—	(1,232)	(1,232)	—	(1,232)
Total comprehensive income (loss)	—	—	—	—	—	153	3,459	3,612
Balance, September 30, 2019	$172	$(50,384)	$186,446	$554,363	$(2,514)	$688,083	$130,216	$818,299

Balance, June 30, 2018	$170	$(40,268)	$172,170	$550,872	$141	$683,085	$136,424	$819,509
Issuance of 2,200 shares of common stock upon exercise of stock options	—	—	72	—	—	72	—	72
Purchase of 261 shares of common stock	—	(17)	—	—	—	(17)	—	(17)
Stock-based compensation	—	—	1,392	—	—	1,392	—	1,392
Dividends declared on common stock ($0.17 per common share)	—	—	—	(2,714)	—	(2,714)	(2,511)	(5,225)
Repurchase of non-controlling interests	—	—	1,280	—		1,280	(6,408)	(5,128)
Comprehensive income:
Net income	—	—	—	17,022	—	17,022	3,887	20,909
Other comprehensive loss	—	—	—	—	(2,465)	(2,465)	—	(2,465)
Total comprehensive income	—	—	—	—	—	14,557	3,887	18,444
Balance, September 30, 2018	$170	$(40,285)	$174,914	$565,180	$(2,324)	$697,655	$131,392	$829,047

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In Thousands, Except Per Share Data)

					Accumulated	Total
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2018	$172	$(48,547)	$181,778	$563,593	$(1,609)	$695,387	$127,937	$823,324
Issuance of 2,000 shares of common stock upon exercise of stock options	—	—	62	—	—	62	—	62
Purchase of 28,393 shares of common stock	—	(1,837)	—	—	—	(1,837)	—	(1,837)
Stock-based compensation	—	—	4,606	—	—	4,606	275	4,881
Dividends declared on common stock ($0.51 per common share)	—	—	—	(8,178)	—	(8,178)	(5,788)	(13,966)
Repurchase of non-controlling interests	—	—	—	—	—	—	(1,353)	(1,353)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	488	488
Comprehensive income:
Net income (loss)	—	—	—	(1,052)	—	(1,052)	8,657	7,605
Other comprehensive income	—	—	—	—	(905)	(905)	—	(905)
Total comprehensive income (loss)	—	—	—	—	—	(1,957)	8,657	6,700
Balance, September 30, 2019	$172	$(50,384)	$186,446	$554,363	$(2,514)	$688,083	$130,216	$818,299

Balance, December 31, 2017	$170	$(36,110)	$167,973	$552,948	$3,746	$688,727	$141,496	$830,223
Issuance of 14,700 shares of common stock upon exercise of stock options	—	—	571	—	—	571	—	571
Purchase of 73,183 shares of common stock	—	(4,175)	—	—	—	(4,175)	—	(4,175)
Stock-based compensation	—	—	5,071	—	—	5,071	—	5,071
Dividends declared on common stock ($0.51 per common share)	—	—	—	(8,115)	—	(8,115)	(15,487)	(23,602)
Repurchase of non-controlling interests	—	—	1,273			1,273	(6,469)	(5,196)
Cumulative effect adjustment due to adoption of new accounting pronouncements	—	—	26	1,665	(203)	1,488	1,147	2,635
Comprehensive income:
Net income	—	—	—	18,682	—	18,682	10,705	29,387
Other comprehensive loss	—	—	—	—	(5,867)	(5,867)	—	(5,867)
Total comprehensive income	—	—	—	—	—	12,815	10,705	23,520
Balance, September 30, 2018	$170	$(40,285)	$174,914	$565,180	$(2,324)	$697,655	$131,392	$829,047

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$7,605	$29,387
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	64,870	64,602
Provision for doubtful accounts	3,796	4,199
Amortization of debt discount and debt issuance costs	420	591
Stock-based compensation	4,881	5,071
Deferred income taxes	(6,287)	(3,062)
Loss on non-controlling equity investment	2,131	—
(Gain) loss on disposition of long-lived assets	321	(15,509)
Unrealized loss on foreign currency	233	1,951
Other non-cash activity	28	246
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(10,193)	(7,257)
Materials and supplies, prepayments, and other current assets	(5,507)	(715)
Prepaid income taxes	5,158	3,147
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	6,324	6,926
Accrued taxes	(19,047)	7,410
Other assets	(2,041)	139
Other liabilities	4,155	888
Net cash provided by operating activities	56,847	98,014
Cash flows from investing activities:
Capital expenditures	(49,363)	(75,375)
Hurricane rebuild capital expenditures	(123)	(78,903)
Hurricane insurance proceeds	—	34,606
Receipt of government grants	—	5,400
Divestiture of businesses, net of transferred cash of $0.0	—	926
Purchase of other investments	(10,285)	(3,000)
Proceeds from sale of assets	—	4,130
Purchase of short-term investments	(8,028)	—
Sale of short-term investments	5,141	6,564
Net cash used in investing activities	(62,658)	(105,652)
Cash flows from financing activities:
Dividends paid on common stock	(8,160)	(8,153)
Distributions to non-controlling interests	(5,760)	(15,271)
Payment of debt issuance costs	(1,340)	—
Principal repayments of term loan	(2,825)	(5,723)
Proceeds from stock option exercises	—	72
Stock-based compensation share repurchases	(1,607)	(2,101)
Purchases of common stock- share repurchase plan	(162)	(1,576)
Repurchases of non-controlling interests	(1,353)	(5,196)
Investments made by minority shareholders in consolidated affiliates	488	—
Net cash used in financing activities	(20,719)	(37,948)
Effect of foreign currency exchange rates on cash and cash equivalents	(26)	(353)
Net change in cash, cash equivalents, and restricted cash	(26,556)	(45,939)
Total cash, cash equivalents, and restricted cash, beginning of period	192,907	219,890
Total cash, cash equivalents, and restricted cash, end of period	$166,351	$173,951
Noncash investing activity:
Transfer from inventory, materials and supplies to property, plant and equipment	$—	$6,708
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$7,419	$13,202

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

The Company is a holding company that, directly and through its subsidiaries, owns and operates telecommunications businesses in North America, Bermuda and the Caribbean as well as a renewable energy business in India. The Company was incorporated in Delaware in 1987, began trading publicly in 1991 and spun off more than a half of its operations to stockholders in 1998. Since that time, the Company has engaged in many strategic acquisitions and investments to help grow its operations using the cash generated from its established operating units to re-invest in its existing businesses and to make strategic investments in earlier stage businesses. The Company looks for businesses that offer growth opportunities or potential strategic benefits but require additional capital investment in order to execute on their business plans. The Company holds controlling positions with respect to some of its investments and non-controlling positions in others. These strategic investments frequently offer a product and service development component in addition to the prospects of generating returns on its invested capital.

The Company has identified three operating segments to manage and review its operations and to facilitate investor presentations of its results. Those three operating segments are as follows:

●	US Telecom. In the United States, the Company offers wireless and wireline services. The Company offers wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest United States. The Company also provides retail wireless and other infrastructure services in certain areas where we offer those wholesale services and wholesale long-distance voice wireline services to telecommunications carriers.

●	International Telecom. The Company’s international wireless services include voice and data services to retail customers in Bermuda, Guyana and the US Virgin Islands. The Company’s international wireline services include voice and data services in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands, as well as video services in Bermuda, the Cayman Islands, and the US Virgin Islands. In addition, the Company offers wholesale long distance voice services to other telecommunications carriers in the countries in which it offers international wireline services.

●	Renewable Energy. In India, the Company provides distributed generation solar power to corporate, utility and municipal customers. Through November 6, 2018, the Company also provided distributed generation solar power in the United States in Massachusetts, California and New Jersey.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of September 30, 2019:

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

The Company actively evaluates potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, that meet its return on investment and other criteria. In addition, the Company considers non-controlling investments in earlier stage businesses that it considers strategically relevant, and which may offer long-term growth potential for the Company, either individually, or as research and development businesses that can support the Company’s operating subsidiaries in new product and service development and offerings. The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their revenues which is eliminated in consolidation. For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 14 to the Consolidated Financial Statements included in this Report.

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

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries in which the Company holds controlling interests and certain entities, which are consolidated in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) authoritative guidance on the consolidation of variable interest entities, since it is determined that the Company is the primary beneficiary of these entities.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), and subsequently issued related updates, (collectively known as “ASC 606”), which provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on January 1, 2018. Refer to Note 3 of the Condensed Consolidated Financial Statements in this Report.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted this standard on January 1, 2018. Upon adoption, the Company held $20.1 million of non-controlling equity investments that did not have readily determinable fair values. As a result these investments are measured at cost less impairments, adjusted for observable price changes of similar investments of the same issuer. Refer to Note 3 of the Condensed Consolidated Financial Statements in this Report. Upon adoption, the Company held $0.6 million of non-controlling equity investments with readily determinable fair values and reclassified $0.2 million of unrealized gains on this investment to retained earnings.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” (“ASU 2018-02”).  The standard gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income that were impacted by the 2017 Tax Cuts and Jobs Act.  The guidance is effective for all entities for fiscal years beginning after December 31, 2018 and interim periods within those fiscal years.  Early adoption is permitted.  The guidance may be applied in the period of adoption or retrospectively to each impacted period.  The Company adopted this standard on January 1, 2018. The impact of the adoption resulted in a $0.8 million reclassification from accumulated other comprehensive income to retained earnings offset by an equivalent valuation allowance.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This standard requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. The guidance may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. ASU 2018-15 is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company prospectively adopted this standard in the fourth quarter of 2018. The Company had $1.2 million and $3.6 million of capitalized implementation costs at December 31, 2018 and September 30, 2019, respectively, and $0.1 million of implementation costs were amortized during the nine months ended September 30, 2019.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  ASC 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosure relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. The Company will adopt ASU 2016-13 using the modified retrospective approach on its January 1, 2020 effective date and is currently assessing the quantitative impacts on the Company’s Consolidated Financial Statements.

3. REVENUE RECOGNITION

Impact of adoption

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

In July 2019, the Company entered into a Network Build and Maintenance Agreement (the “FirstNet Agreement”) with AT&T Mobility, LLC (“AT&T”) to build a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) as well as a commercial wireless network in or near its current operating area in the Southwestern United States (the “FirstNet Transaction”).  The transaction includes construction and service performance obligations. The Company allocated the transaction price of the FirstNet Agreement to each performance obligation based on the relative standalone selling price of each performance obligation in the contract. The standalone selling price is the estimated price the Company would charge for the good or service in a separate transaction with similar customers in similar circumstances.

Contract assets and liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018	$ Change	% Change
Contract asset – current	$2,148	$1,900	$248	13%
Contract asset – noncurrent	703	802	(99)	(12)%
Contract liabilities	(17,729)	(13,787)	(3,942)	(29)%
Net contract liability	$(14,878)	$(11,085)	$(3,793)	(34)%

The contract asset – current is included in prepayments and other current assets, the contract asset – noncurrent is included in other assets, and the contract liabilities are included in advance payments and deposits on the Company’s balance sheet. The increase in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and the FirstNet Transaction. During the nine months ended September 30, 2019, the Company recognized revenue of $11.2 million related to its December 31, 2018 contract liability. During the three and nine months ended September 30, 2019 the Company amortized $0.4 million and $1.5 million, respectively, of the December 31, 2018 contract asset into revenue. The Company recognized $11.2 million of revenue in the three and nine months ended September 30, 2019, related to performance obligations that were satisfied or partially satisfied in previous periods.

Contract Acquisition Costs

The September 30, 2019 balance sheet includes current contract acquisition costs of $1.6 million in prepayments and other current assets and long term contract acquisition costs of $1.0 million in other assets. During the three and nine months ended September 30, 2019, the Company amortized $0.5 million and $1.4 million, respectively, of contract acquisition cost.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear retail wireless contracts, which include a promotional discount, and the Company’s construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $275 million and $12 million at September 30, 2019 and December 31, 2018, respectively. The Company expects to satisfy the majority of the remaining performance obligations and recognize the transaction price within 24 months and the remainder thereafter.

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

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost:
Operating lease cost	$3,627	$11,294
Short-term lease cost	652	2,232
Variable lease cost	1,151	2,400
Total operating lease cost	$5,430	$15,926

Finance lease cost:
Amortization of right-of-use asset	$570	$1,749
Variable costs	244	802
Total finance lease cost	$814	$2,551

During the nine months ended September 30, 2019, the Company paid $10.2 million of operating cash flows, which were included in the measurement of lease liabilities. Also during the nine months ended September 30, 2019, the Company recorded $7.3 million of lease liabilities arising from right-of-use assets. At September 30, 2019, finance leases with a cost of $25.9 million and accumulated amortization of $8.8 million were included in property, plant and equipment.

The weighted average remaining lease terms and discount rates as of September 30, 2019 are noted in the table below:

Weighted average remaining lease term
Operating leases	6.7 years
Financing leases	11.8 years

Weighted average discount rate
Operating leases	5.0%
Financing leases	n/a

Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$4,247
2020	13,516
2021	13,510
2022	12,551
2023	10,693
Thereafter	28,062
Total lease payments	82,579
Less imputed interest	(13,002)
Total	$69,577

Maturities of lease liabilities as of December 31, 2018 were as follows (in thousands):

Operating Leases
2019	$11,801
2020	12,650
2021	11,491
2022	10,713
2023	9,990
Thereafter	27,325
Total lease payments	$83,970

As of September 30, 2019, the Company did not have any material operating or finance leases that have not yet commenced.

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

During the nine months ended September 30, 2019 and September 30, 2018, the Company spent $0.1 million and $78.9 million, respectively, for network restoration and resiliency enhancements that allowed the reconnection of a significant majority of affected households and businesses as of the period end.  The Company believes that the work it will do to restore its wireline network is substantially complete, however whether the Company’s revenue recovers to pre-Hurricane levels will be impacted by population movements, the negative economic impact the Hurricanes had on the local economy, and the Company’s subscriber base’s future appetite for continued wireline services.

7. DISPOSITIONS, PLATFORM AND MINORITY INVESTMENTS

Dispositions

Renewable Energy

On November 6, 2018, the Company completed the sale of its US solar business that owned and managed distributed generation solar power projects operated under the Ahana name in Massachusetts, California and New Jersey (the “US Solar Operations”) to CleanCapital Holdco 4, LLC. The transaction had a total value of approximately $122.6 million, which included a cash purchase price of $65.3 million and the assumption of approximately $57.3 million in debt, and is subject to certain other post-closing adjustments (the “US Solar Transaction”). The Company is finalizing working capital adjustments. Approximately $6.5 million of the purchase price was being held in escrow for a period of twelve months after the closing to secure the Company’s indemnification obligation. The Company received the escrow in November 2019. The table below identifies the assets and liabilities transferred (in thousands):

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

		September 30, 2019
		Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$—	$3,380	$—	$3,380
Money market funds	2,151	—	—	2,151
Short term investments	250	—	—	250
Other investments	—	—	12,394	12,394
Interest rate swap	—	(81)	—	(81)
Total assets and liabilities measured at fair value	$2,401	$3,299	$12,394	$18,094

	December 31, 2018
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$380	$380
Money market funds	2,266	—	2,266
Short term investments	393	—	393
Commercial paper	—	13,972	13,972
Interest rate swap	—	140	140
Total assets and liabilities measured at fair value	$2,659	$14,492	$17,151

During the nine months ended September 30, 2019, the Company acquired $12.4 million of Level 3 fair value investments which are recorded at fair value. The Company has not recognized any gains or losses on these investments at September 30, 2019.

Certificate of Deposit

As of September 30, 2019 and December 31, 2018, this asset class consisted of a time deposit at a financial institution denominated in US dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of September 30, 2019 and December 31, 2018, this asset class consisted of a money market portfolio that comprises Federal government and US Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Short Term Investments and Commercial Paper

As of September 30, 2019 and December 31, 2018, these asset classes consisted of short term foreign and US corporate bonds, equity securities, and commercial paper. Corporate bonds and commercial paper are classified within Level 2 of the fair value hierarchy because the fair value is based on observable market data. Equity securities are classified within Level 1 because fair value is based on quoted market prices in active markets for identical assets. The Company held equity securities with a fair value of $0.2 million at September 30, 2019, unchanged from December 31, 2018.

Other Investments

In the first quarter of 2019, the Company made an investment in an early-stage venture through the acquisition of a convertible debt instrument for $10 million. The Company elected to fair value the investment upon acquisition and continues to record the investment at fair value at September 30, 2019. The Company used the income approach to fair value the investment and the inputs consisted of a discount rate calculated based on the investment attributes and the probability of potential future scenarios occurring.

In the third quarter of 2019, the Company made a $14.4 million investment in a renewable energy partnership. The Company funded $0.3 million of the investment in the three months ended September 30, 2019 and the remaining $14.1 million in October 2019. The Company received an investment tax credit of $12.0 million from its equity method investment. The Company elected the deferral method to account for the credit and elected the fair value option for the equity method investment. The equity method investment had a fair value of $2.4 million at September 30, 2019. The Company used the income approach to fair value the investment and the inputs consisted of a discount rate calculated based on the investment attributes.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using Level 2 inputs. During the nine months ended September 30, 2019, the Company recorded a $0.2 million of loss for changes in fair value of investment.

The Company holds investments in equity securities consisting of non-controlling investments in privately held companies. These investments, over which the Company does not have the ability to exercise significant influence, are without readily determinable fair values. The investments are measured at cost, less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. The carrying value of the strategic investments was $23.1 million at December 31, 2018. During the nine months ended

September 30, 2019, the Company acquired $0.2 million of additional securities and recorded a loss of $2.1 million based on an observable price change of a similar investment in one of the issuers. The carrying value of the investments was $21.2 million at September 30, 2019. These investments are included with other assets on the consolidated balance sheets.

The fair value of long-term debt is estimated using Level 2 inputs.  At September 30, 2019, the fair value of long-term debt, including the current portion, was $88.8 million and its book value was $88.3 million.  At December 31, 2018, the fair value of long-term debt, including the current portion, was $91.6 million and its book value was $91.0 million.

9. LONG-TERM DEBT

On April 10, 2019, the Company entered into a Third Amendment and Confirmation Agreement (the “2019 Credit Facility”), with CoBank, ACB and the same syndicate of lenders as the 2014 Credit Facility, as defined below. The 2019 Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility. Approximately $10.6 million of performance and standby letters of credit have been issued and remain outstanding and undrawn as of September 30, 2019. The 2019 Credit Facility matures on April 10, 2024.

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

As of September 30, 2019, the Company was in compliance with all of the financial covenants, had no outstanding borrowings and, net of the $10.6 million of outstanding performance letters of credit, had $189.4 million of availability under the 2019 Credit Facility.

Prior to entering into the 2019 Credit Facility, the Company had a $225 million revolving credit facility (the “2014 Credit Facility”) with CoBank, ACB and a syndicate of other lenders that provided for (i) up to $10 million for standby or trade letters of credit, (ii) up to $25 million for letters of credit that were necessary or desirable to qualify for disbursements from the FCC’s mobility fund and (iii) up to $10 million under a swingline sub-facility. The 2014 Credit Facility had a maturity date of December 31, 2019. The 2014 Credit Facility also provided for the incurrence by the

Company of incremental term loan facilities, when combined with increases to revolving loan commitments, in an aggregate amount not to exceed $200 million.

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

As of September 30, 2019, $60.0 million of the Viya Debt remained outstanding and $0.6 million of the rate lock fee was unamortized.

One Communications Debt

The Company has an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on May 22, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% paid quarterly.

The One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants, tested annually, that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (as defined in the One Communications Debt agreement).   The Company was in compliance with its covenants as of December 31, 2018.

As a condition of the One Communications Debt, the Company was required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, the Company entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of September 30, 2019, the swap has an unamortized notional amount of $8.7 million.

The Company capitalized $0.3 million of fees associated with the One Communications Debt which are being amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of September 30, 2019, $29.1 million of the One Communications Debt was outstanding and $0.2 million of the capitalized fees remained unamortized.

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

Repayment of the PSE&G Loan could have been made in either cash or Solar Renewable Energy Credits (“SRECs”) at the Company’s discretion, with the value of the SRECs being fixed at the time of the loan’s closing.  Prior to the US Solar Transaction, the Company made all repayments of the PSE&G Loan using SRECs.

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

During the three and nine month periods ended September 30, 2019, the Company recorded $4.1 million and $12.3 million, respectively, of revenue from the High Cost Program in its International Telecom segment. During the three and nine months periods ended September 30, 2018, the Company recorded $4.1 million and $12.4 million, respectively, of revenue from the High Cost Program in its International Telecom segment. Also, during the three and nine month periods ended September 30, 2019, the Company recorded $0.3 million and $0.9 million, respectively, of High Cost Program revenue in its US Telecom segment. During the three and nine months periods ended September 30, 2018, the Company recorded $0.3 million and $0.9 million, respectively, of revenue from the High Cost Program in its US Telecom segment. In addition, the Company recorded revenue of $7.2 million and $15.4 million, respectively, during the three and nine months ended September 30, 2018, from additional USF funding authorized by the FCC following the Hurricanes.

In August 2018, the Company was awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction. The funding began in the second quarter of 2019 requiring the Company to provide fixed broadband and voice services to certain eligible areas in the United States. The Company is subject to operational and reporting requirements under the program and it expects to comply with these requirements. The Company determined the award is a revenue grant, and as a result will record the funding as revenue upon receipt. The Company recorded $1.9 million and $3.4 million, respectively, of revenue in the three and nine months ended September 30, 2019 from the Connect America Fund Phase II program.

The E-Rate program provides discounted telecommunication access to eligible schools and libraries.  The E-Rate program (i) awards special construction funding to build network connectivity for eligible participants, and (ii) pays for discounted recurring charges for eligible broadband services.  The special construction funding is used to reimburse construction costs and is distributed upon completion of a project.  As of September 30, 2019, the Company was awarded approximately $16.6 million of E-Rate program grants with construction completion obligations in June 2020.  Once these projects are constructed the Company is obligated to provide service to the E-Rate program participants. The Company is in various stages of constructing the networks and has not received any of the funds.  The Company expects to meet all requirements associated with these grants.

The Company also receives funding to provide discounted telecommunication services to eligible customers under the E-Rate, Lifeline, and Rural Health Care Support Programs. During the three and nine months ended September 30, 2019, the Company recorded revenue of $1.5 million and $4.7 million, respectively, in the aggregate from these programs. During the three and nine months ended September 30, 2018, the Company recorded revenue of $2.0 million and $6.3 million, respectively, in the aggregate from these programs. The Company is subject to certain operational and reporting requirements under the above mentioned programs and it believes that it is in compliance with all of these requirements.

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

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended
	September 30, 2019		September 30, 2018
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$447	$37	$448	$37
Non-operating expense
Interest cost	841	40	820	40
Expected return on plan assets	(1,263)	—	(1,209)	—
Actuarial gain/ loss	7	(17)	30	(17)
Net periodic pension expense	$32	$60	$89	$60

	Nine months ended
	September 30, 2019		September 30, 2018
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$1,342	$111	$1,345	$111
Non-operating expense
Interest cost	2,524	120	2,459	120
Expected return on plan assets	(3,790)	—	(3,627)	—
Actuarial gain/ loss	22	(51)	91	(51)
Net periodic pension expense	$98	$180	$268	$180

The Company is not required to make contributions to its pension and postretirement benefit plans.   However, the Company periodically evaluates whether to make discretionary contributions. The Company contributed $0.3 million and $2.1 million during the nine months ended September 30, 2019 and 2018, respectively.

12. INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2019 and 2018 was 27.5% and 25.1%, respectively.

The effective tax rate for the three months ended September 30, 2019 was primarily impacted by the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in the US Virgin Islands and India where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items: (i) a $1.3 million deferred tax benefit related to an investment tax credit, and (ii) a $0.5 million net interest expense on unrecognized tax positions.

The effective tax rate for the three months ended September 30, 2018 was primarily impacted by the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in the US

Virgin Islands and India where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items: (i) a $1.5 million increase (net) of unrecognized tax positions, (ii) a $0.5 million benefit (net) to record a return to accrual adjustment, and (iii) a $1.4 million benefit (net) to record a valuation allowance release on an indefinite lived intangible asset.

The Company’s effective tax rate for the nine months ended September 30, 2019 and 2018 was 26.7% and 30.7%, respectively.

The effective tax rate for the nine months ended September 30, 2019 was primarily impacted by the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in the US Virgin Islands and India where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items: (i) a $1.3 million deferred tax benefit related to an investment tax credit, and (ii) a $0.5 million benefit from the reversal of a deferred tax liability due to an intercompany debt restructure.

The effective tax rate for the nine months ended September 30, 2018 was primarily impacted by the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in the US Virgin Islands and India where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items: (i) a $2.0 million increase (net) of unrecognized tax positions, (ii) a $585 thousand benefit (net) to record a return to accrual adjustment, (iii) a $1.4 million benefit (net) to record a valuation allowance adjustment on an indefinite lived intangible asset, (iv) a $514 thousand benefit for the release of a capital loss valuation allowance due to a capital gain on a sale of a wireless license, and (v) a $695 thousand provision for the intercompany sale of assets from the US to the US Virgin Islands.

The Company’s effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. The Company’s consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which the Company operates. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from the Company’s accrued positions as a result of uncertain and complex application of tax laws and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, the Company could record additional provisions or benefits for US federal, state, and foreign tax matters in future periods as new information becomes available.

13. NET INCOME (LOSS) PER SHARE

For each of the three months ended September 30, 2019 and 2018, the calculation of basic and diluted weighted average shares of common stock outstanding does not include 5,000 shares relating to stock options as the effects of those options were anti-dilutive.

For the nine months ended September 30, 2019 and 2018, the calculation of basic and diluted weighted average shares of common stock outstanding does not include 38,564 shares and 15,000 shares, respectively, relating to stock options as the effects of those options were anti-dilutive

14. SEGMENT REPORTING

The Company has the following three reportable and operating segments: i) US Telecom, ii) International Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended September 30, 2019

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$32,168	$22,387	$—	$—	$54,555
Wireline	725	58,898	—	—	59,623
Renewable Energy	—	—	1,438	—	1,438
Total Revenue	32,893	81,285	1,438	—	115,616
Depreciation and amortization	5,770	14,089	1,016	1,728	22,603
Non-cash stock-based compensation	—	285	—	1,263	1,548
Operating income (loss)	7,912	10,867	(714)	(7,817)	10,248

For the Three Months Ended September 30, 2018

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$29,784	$22,219	$—	$—	$52,003
Wireline	2,024	61,693	—	—	63,717
Renewable Energy	—	—	5,418	—	5,418
Total Revenue	31,808	83,912	5,418	—	121,138
Depreciation and amortization	5,665	12,441	1,819	1,459	21,384
Non-cash stock-based compensation	—	20	29	1,344	1,393
Operating income (loss)	22,773	16,239	(177)	(8,011)	30,824

For the Nine Months Ended September 30, 2019

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$78,261	$65,444	$—	$—	$143,705
Wireline	2,538	176,017	—	—	178,555
Renewable Energy	—	—	4,377	—	4,377
Total Revenue	80,799	241,461	4,377	—	326,637
Depreciation and amortization	16,919	40,709	2,269	4,973	64,870
Non-cash stock-based compensation	—	306	—	4,575	4,881
Operating income (loss)	5,927	35,802	(750)	(25,862)	15,117

For the Nine Months Ended September 30, 2018

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$85,767	$67,279	$—	$—	$153,046
Wireline	4,824	168,259	—	—	173,083
Renewable Energy	—	—	17,272	—	17,272
Total Revenue	90,591	235,538	17,272	—	343,401
Depreciation and amortization	19,013	35,907	5,492	4,190	64,602
Non-cash stock-based compensation	—	68	86	4,917	5,071
Operating income (loss)	35,839	37,449	3,687	(26,189)	50,786

(1)	Corporate and Other items refer to corporate overhead costs and consolidating adjustments

Selected balance sheet data for each of the Company’s segments as of September 30, 2019 and December 31, 2018 consists of the following (in thousands):

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
September 30, 2019
Cash, Cash equivalents, and Investments	$36,738	$51,178	$21,030	$59,584	$168,530
Total current assets	60,782	101,113	38,696	57,220	257,811
Fixed assets, net	69,642	470,338	43,497	22,024	605,501
Goodwill	35,269	25,421	3,280	—	63,970
Total assets	230,585	660,367	86,224	185,624	1,162,800
Total current liabilities	30,870	75,348	1,354	33,458	141,030
Total debt	—	88,265	—	—	88,265
December 31, 2018
Cash, Cash equivalents, and Investments	$19,118	$32,390	$62,678	$78,043	$192,229
Total current assets	36,801	75,304	80,553	83,107	275,765
Fixed assets, net	78,102	482,770	45,599	20,381	626,852
Goodwill	35,269	25,421	3,280	—	63,970
Total assets	172,634	622,454	130,427	181,789	1,107,304
Total current liabilities	15,783	82,575	3,465	38,827	140,650
Total debt	—	90,970	12	—	90,982

	Capital Expenditures

	US	International	Renewable	Corporate and
Nine months ended September 30,	Telecom	Telecom (2)	Energy	Other (1)	Consolidated
2019	$8,533	$33,159	$2,183	$5,611	$49,486
2018	9,461	136,790	1,642	6,385	154,278

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

(2)	Includes $0.1 million and $78.9 million of expenditures during the nine months of 2019 and 2018, respectively, used to rebuild the Company’s damaged networks in the US Virgin Islands which were impacted by the Hurricanes. These expenditures were financed, in part, by the $34.6 million of insurance proceeds the Company received during the first quarter of 2018.

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

In January 2018, the Government of Guyana and the Company met to discuss modifications of the Company’s exclusivity rights and other rights under its existing agreement and license. Those discussions are on-going, however, there can be no assurance that those discussions will be concluded before the Government issues new licenses contemplated by the legislation or at all, or that such discussions will satisfactorily address the Company’s contractual exclusivity rights. Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

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

GTT has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GTT’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. GTT is seeking injunctive relief to stop the illegal bypass activity and money damages. Digicel filed counterclaims alleging that GTT has violated the terms of the interconnection agreement and Guyana laws. These suits, filed in 2010 and 2012, have been consolidated with Digicel’s constitutional challenge described above which is expected to proceed to trial in 2020. GTT intends to prosecute these matters vigorously.

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. The Company maintains that any liability GTT might be found to have with respect to the disputed tax assessments, totaling $44.1 million, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than its contractual 15% per annum for the relevant periods. The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of September 30, 2019 for these matters.

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

Overview

We are a holding company that, directly and through our subsidiaries, owns and operates telecommunications businesses in North America, Bermuda and the Caribbean as well as a renewable energy business in India. We were incorporated in Delaware in 1987, began trading publicly in 1991 and spun off more than a half of our operations to stockholders in 1998. Since that time, we have engaged in many strategic acquisitions and investments to help grow our operations using the cash generated from our established operating units to re-invest in our existing businesses and to make strategic investments in earlier stage businesses. We look for businesses that offer growth opportunities or potential strategic benefits but require additional capital investment in order to execute on their business plans. We hold controlling positions with respect to some of our investments and non-controlling positions in others. These strategic investments frequently offer a product and service development component in addition to the prospect of generating returns on our invested capital. For a discussion of the risks involved in our investment strategy, see “Risk Factors—We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long-term growth prospects.” in our 2018 Annual Report on Form 10-K.

We have identified three operating segments to manage and review our operations, and to facilitate investor presentations of our results, as follows:

●	US Telecom. In the United States, we offer wireless and wireline services. We offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest United States. We also provide retail wireless and other infrastructure services in certain areas where we offer those wholesale services as well as wholesale long-distance wireline voice services to telecommunications carriers.

●	International Telecom. Our international wireless services include voice and data services to retail customers in Bermuda, Guyana and the US Virgin Islands. Our international wireline services include voice and data services in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands, as well as video services in Bermuda, the Cayman Islands, and the US Virgin Islands. In addition, we offer wholesale long-distance voice services to other telecommunications carriers in the countries in which we offer international wireline services.

●	Renewable Energy. In India, we provide distributed generation solar power to corporate, utility and municipal customers. Through November 6, 2018, we also provided distributed generation solar power in the United States in Massachusetts, California and New Jersey.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of September 30, 2019:

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

Dispositions

Renewable Energy (US Operations)

On November 6, 2018, we completed the sale of our US Solar Operations business that owned and managed distributed generation solar power projects operated under the Ahana name in Massachusetts, California and New Jersey (the “US Solar Transaction”). The US Solar Transaction had a total value of approximately $122.6 million, which included a cash purchase price of $65.3 million and the assumption of approximately $57.3 million in debt, and is subject to certain other post-closing adjustments. Approximately $6.5 million of the purchase price was held in escrow for a period of twelve months after the closing to secure our indemnification obligations. We received the escrow in November 2019.

The operations sold in connection with the US Solar Transaction do not qualify as discontinued operations because the disposition does not represent a strategic shift that has a major effect on our operations and financial results.

FirstNet Agreement

In July 2019, we entered into a Network Build and Maintenance Agreement (the “FirstNet Agreement”) with AT&T Mobility, LLC (“AT&T”) to build a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) as well as a commercial wireless network in or near its current operating area in the Southwestern United

States (the “FirstNet Transaction”).  Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time.  We expect to recognize construction revenue of approximately $80 to 85 million over the next two years that will be mainly offset by construction costs as sites are completed. Revenues from construction are expected to have minimal impact on operating income.

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

AT&T will continue to use our wholesale domestic wireless network for roaming services at a fixed rate per site during the construction period until such time as the cell site is transferred to AT&T.  Thereafter, revenue from the maintenance, leasing and transport services provided to AT&T is expected to offset revenue from wholesale wireless roaming services.  We began receiving revenue from the FirstNet Transaction in the third quarter of 2019 and expect overall operating income contributions from the FirstNet Transaction to have a relatively steady impact from 2020 onwards.

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

During the three and nine month periods ended September 30, 2019, we recorded $4.1 million and $12.3 million, respectively, of revenue from the High Cost Program in our International Telecom segment. During the three and nine months periods ended September 30, 2018, we recorded $4.1 million and $12.4 million, respectively, of revenue from the High Cost Program in our International Telecom segment. Also, during the three and nine month periods ended September 30, 2019, we recorded $0.3 million and $0.9 million, respectively, of High Cost Program revenue in our US Telecom segment. During the three and nine month periods ended September 30, 2018, we recorded $0.3 million and $0.9 million, respectively, of revenue from the High Cost Program in our US Telecom segment. In addition, we recorded revenue of $7.2 million and $15.4 million, respectively, during the three and nine months ended September 30, 2018, from additional USF funding authorized by the FCC following the Hurricanes.

The FCC, in response to the damage caused by the Hurricanes and as part of its general USF reform, has established a Connect USVI Fund budget for fixed networks of up to $18.65 million per year for 10 years and a budget for mobile networks of up to $4.4 million per year for 3 years in the US Virgin Islands. The Connect USVI Fund for fixed networks will replace the legacy high-cost USF support for the USVI that we have historically received. In September 2019, the FCC established eligibility requirements and an allocation process for the Connect USVI Fund. Fixed network funding will be assigned separately for St. Thomas and St. John, on the one hand, and St. Croix, on the other hand, using a competitive proposal process. Any entity that provided voice or broadband service in the US Virgin Islands in June 2018 is eligible to submit a competitive proposal for one or both coverage territories, and the FCC will select the winning proposal(s) based on a scoring system that considers network speed, requested subsidy levels, and network resiliency. The applicant submitting the winning proposal for each of the two US Virgin Islands coverage territories will be required to serve all locations in its respective coverage territory in a manner consistent with its proposal within six years and subject to certain interim milestones. Mobile funding will be assigned to mobile providers that operated in the US Virgin Islands prior to the Hurricanes based on their relative subscriber counts at that time. We expect to participate in both the fixed and mobile network components of the USVI Connect Fund support assignment processes, however, there is no guarantee that we will receive all or the same level of support that we have historically been awarded in our US Telecom segment. We currently anticipate that the new fixed network fund recipient(s) will be determined, and the historical funding we currently receive could be replaced by the Connect VI Fund as early as the second half of 2020.

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

In August 2018, we were awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction, to be used to provide fixed broadband and voice services to certain eligible areas in the United States. We recorded $1.9 million and $3.4 million of revenue in the three and nine months ended September 30, 2019, respectively, from the Connect America Fund Phase II program.

The E-Rate program provides discounted telecommunication access to eligible schools and libraries.  The E-Rate program (i) awards special construction funding to build network connectivity for eligible participants, and (ii) pays for discounted recurring charges for eligible broadband services.  The special construction funding is used to reimburse construction costs and is distributed upon completion of a project.  As of September 30, 2019, we were awarded approximately $16.6 million of E-Rate grants with construction completion obligations in June 2020.  Once these projects are constructed we are obligated to provide service to the E-Rate program participants. We are in various stages of constructing the networks and have not received any of the funds.

We also receive funding to provide discounted telecommunication services to eligible customers under the E-Rate, Lifeline, and Rural Health Care Support Programs. During the three and nine months ended September 30, 2019, we recorded revenue of $1.5 million and $4.7 million, respectively, in the aggregate from these programs. During the three and nine months ended September 30, 2018, we recorded revenue of $2.0 million, and $6.3 million, respectively, in the aggregate from these programs. We are subject to certain operational and reporting requirements under the above mentioned programs and we believe that we are in compliance with all of these requirements.

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

During the nine months ended September 30, 2019 and September 30, 2018, we spent $0.1 million and $78.9 million, respectively, for network restoration and resiliency enhancements that allowed the reconnection of a significant majority of affected households and businesses.  We expect that our wireline network restoration work is complete, however, whether our revenue recovers to pre-Hurricane levels will be impacted by population movements, the negative economic impact the Hurricanes had on the local economy, and our subscriber base’s future appetite for continued wireline services.

Selected Segment Financial Information

The following represents selected segment information for the three months ended September 30, 2019 and 2018 (in thousands):

For the Three Months Ended September 30, 2019

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$32,168	$22,387	$—	$—	$54,555
Wireline	725	58,898	—	—	59,623
Renewable Energy	—	—	1,438	—	1,438
Total Revenue	32,893	81,285	1,438	—	115,616

Operating income (loss)	7,912	10,867	(714)	(7,817)	10,248

For the Three Months Ended September 30, 2018

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$29,784	$22,219	$—	$—	$52,003
Wireline	2,024	61,693	—	—	63,717
Renewable Energy	—	—	5,418	—	5,418
Total Revenue	31,808	83,912	5,418	—	121,138

Operating income (loss)	22,773	16,239	(177)	(8,011)	30,824

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

US Telecom.  Revenue within our US Telecom segment increased by $1.1 million, or 3.5%, to $32.9 million from $31.8 million for the three months ended September 30, 2019 and 2018, respectively.

Revenue within our wireless operations increased by $2.4 million, or 8.1%, to $32.2 million from $29.8 million for the three months ended September 30, 2019 and 2018, respectively. This increase was attributable to certain roaming revenue recognized in connection with the FirstNet Transaction with AT&T and the recognition of $1.9 million in revenue from the Connect America Fund II award.

Revenue within our wireline operations decreased by $1.3 million, or 65.0%, to $0.7 million from $2.0 million for the three months ended September 30, 2019 and 2018, respectively, as a result of a decrease in traffic volumes within our wholesale long-distance services.

 Operating expenses within our US Telecom segment increased $16.0 million, or 177.8%, to $25.0 million from $9.0 million for the three months ended September 30, 2019 and 2018, respectively.  This increase in operating expenses was primarily related to the $15.2 million gain on the sale of approximately 100 cell sites and the completion of the

Phase I Mobility Fund support of $0.5 million which were recorded as offsets to the US Telecom’s operating expenses in 2018.

 As a result of the above, our US Telecom segment’s operating income decreased $14.9 million, or 65.4%, to $7.9 million from $22.8 million for the three months ended September 30, 2019 and 2018, respectively.

International Telecom.  Revenues within our International Telecom segment decreased $2.6 million, or 3.1%, to $81.3 million from $83.9 million for the three months ended September 30, 2019 and 2018, respectively, as our third quarter 2018 revenues included $7.2 million of additional non-recurring USF funding to help support our US Virgin Island operations partially offset by an increase in broadband revenues in many of our international telecom businesses, including our operations in the US Virgin Islands, as their operations became more normalized following the impact of the Hurricanes.

Operating expenses within our International Telecom segment increased by $2.7 million, or 4.0%, to $70.4 million from $67.7 million for the three months ended September 30, 2019 and 2018, respectively.  The increase was primarily the result of increased consulting expenses associated with network upgrades.

As a result, our International Telecom segment’s operating income decreased $5.3 million, or 32.7%, to $10.9 million from $16.2 million for the three months ended September 30, 2019 and 2018, respectively.

Renewable Energy.  Revenue within our Renewable Energy segment decreased $4.0 million, or 74.1%, to $1.4 million from $5.4 million for the three months ended September 30, 2019 and 2018, respectively, primarily as a result the US Solar Transaction.

Operating expenses within our Renewable Energy segment decreased by $3.4 million, or 60.7%, to $2.2 million from $5.6 million for the three months ended September 30, 2019 and 2018, respectively, primarily related to the US Solar Transaction partially offset by an increase in operating expenses within our international renewable energy operations.

As a result of the above, our Renewable Energy segment’s operating loss increased by $0.5 million, or 250.0%, to a loss of $0.7 million from a loss of $0.2 million for the three months ended September 30, 2019 and 2018, respectively.

The following represents a quarter-over-quarter discussion and analysis of our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)
REVENUE:
Wireless	$54,555	$52,003	$2,552	4.9%
Wireline	59,623	63,717	(4,094)	(6.4)
Renewable Energy	1,438	5,418	(3,980)	(73.5)
Total revenue	115,616	121,138	(5,522)	(4.6)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	27,622	29,866	(2,244)	(7.5)
Engineering and operations	20,095	18,177	1,918	10.6
Sales, marketing and customer services	9,785	8,995	790	8.8
General and administrative	25,110	25,210	(100)	(0.4)
Transaction-related charges	21	178	(157)	(88.2)
Depreciation and amortization	22,603	21,384	1,219	5.7
(Gain) loss on disposition of long-lived assets	132	(13,496)	(13,628)	(101.0)
Total operating expenses	105,368	90,314	15,054	16.7
Income from operations	10,248	30,824	(20,576)	(66.8)
OTHER INCOME (EXPENSE):
Interest income	414	568	(154)	(27.1)
Interest expense	(1,298)	(2,229)	931	41.8
Other expense	(2,686)	(1,244)	(1,442)	(115.9)
Other income (expense), net	(3,570)	(2,905)	(665)	(22.9)
INCOME BEFORE INCOME TAXES	6,678	27,919	(21,241)	(76.1)
Income tax expense	1,834	7,010	(5,176)	(73.8)
NET INCOME	4,844	20,909	(16,065)	(76.8)
Net income attributable to non-controlling interests, net of tax:	(3,459)	(3,887)	428	11.0
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$1,385	$17,022	$(15,637)	(91.9)%

Wireless revenue. Our wireless revenue consists of wholesale revenue generated within our US Telecom segment and retail revenue generated within both our US Telecom and International Telecom segments. Within our International Telecom segment, wireless revenue is generated in Bermuda and the Caribbean (including the US Virgin Islands).

Wholesale wireless revenue. Our US Telecom segment generates wholesale wireless revenue from providing mobile voice and data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using our wireless networks. Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates and the rates we are paid from our carrier customers for carrying that traffic. Wholesale wireless revenue also includes tower rental income. Beginning in the third quarter of 2019, wholesale wireless revenue in our US Telecom segment also includes certain roaming revenues received pursuant to our FirstNet Transaction with AT&T.

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

Retail wireless revenue. Both our US Telecom and International Telecom segments generate retail wireless revenues by providing mobile voice and data services to our subscribers. Retail wireless revenues also include roaming revenues generated by other carriers’ customers roaming into our retail markets, handset and data modem sales and real estate rental income. Beginning in the second quarter of 2019, retail wireless revenue also includes revenue from the Connect America Fund II award.

Wireless revenue increased by $2.6 million, or 4.9%, to $54.6 million for the three months ended September 30, 2019 from $52.0 million for the three months ended September 30, 2018. The increases in wireless revenue, within our segments, consisted of the following:

●	US Telecom. Wireless revenue within our US Telecom segment increased by $2.4 million, or 8.1%, to $32.2 million from $29.8 million, for the three months ended September 30, 2019 and 2018, respectively. This increase represented an increase in wholesale wireless revenue of $0.7 million, or 2.8%, to $25.8 million from $25.1 million for the three months ended September 30, 2019 and 2018, respectively, and was primarily related to certain roaming revenue recognized in connection with the FirstNet Transaction with AT&T.

Wireless revenue within our US Telecom segment’s retail operations increased $1.7 million, or 36.2%, to $6.4 million from $4.7 million as a result of the recognition of $1.9 million in revenue from the Connect America Fund II award, which began in the second quarter of 2019, partially offset by a decrease in equipment revenue of $0.2 million.

●	International Telecom. Within our International Telecom segment, wireless revenue increased by $0.2 million, or 0.9%, to $22.4 million for the three months ended September 30, 2019 from $22.2 million for the three months ended September 30, 2018. This increase was primarily related to an increase in data usage and roaming revenues within certain international markets.

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

Wireline revenue decreased by $4.1 million, or 6.4%, to $59.6 million from $63.7 million for the three months ended September 30, 2019 and 2018, respectively. The changes in wireline revenue, within our segments, consisted of the following:

●	US Telecom. Wireline revenue within our US Telecom segment decreased $1.3 million, or 65.0%, to $0.7 million from $2.0 million for the three months ended September 30, 2019 and 2018, respectively, as a result of a decrease in traffic volumes within our wholesale long-distance services business.

●	International Telecom. Within our International Telecom segment, wireline revenue decreased by $2.8 million, or 4.5%, to $58.9 million from $61.7 million, for the three months ended September 30, 2019 and 2018, respectively. The three months ended September 30, 2018 included $7.2 million of additional non-recurring funding from the Universal Service Fund to help support our US Virgin Island operations following the impact of the Hurricanes partially offset by an increase in broadband revenues in many of our international telecom businesses including our operations in the US Virgin Islands.

Within our International Telecom segment, we anticipate that wireline revenue may increase in the next few quarters as our operations within the US Virgin Islands become more normalized following the impact of the Hurricanes. However, returning revenues to levels reported prior to the Hurricanes will take longer, or may never occur, as a result of population movements. In all of our international markets we may incur a decline in video revenues as a result of subscribers using alternative methods to receive video content. We anticipate that wireline revenue from our international long-distance business in Guyana will continue to decrease as consumers seek to use alternative technology services to place calls, as well as a result of the loss of market share should we cease to be the exclusive provider of domestic fixed and international long-distance service in Guyana, whether by reason of the Government of Guyana implementing recently-passed legislation or new regulations or the lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, over the longer term such declines may be offset by increased revenue from broadband services to consumers and enterprises in Guyana or an increase in regulated local calling rates in Guyana. We currently cannot predict when or if the Government of Guyana will take any action to implement such legislation or any other action that would otherwise affect our exclusive rights in Guyana. See Note 15 to the Consolidated Financial Statements included in this Report.

Renewable energy revenue.  For 2019, renewable energy revenue includes the generation of power through Power Purchase Agreements (“PPAs”) from our solar plants in India.  Our PPAs, which are typically priced at or below local retail electricity rates and allow our customers to secure electricity at predictable and stable prices over the duration of their long-term contract, provide us with high-quality contracted cash flows. In the United States, and until the sale of those operations on November 6, 2018, renewable energy revenue represented revenue from the sale of electricity through PPAs and the sale of SRECs.  During the three months ended September 30, 2018, our renewable energy operations within the United States generated $4.2 million of revenue.

Renewable energy revenue decreased by $4.0 million, or 73.5%, to $1.4 million from $5.4 million for the three months ended September 30, 2019 and 2018, respectively, primarily as a result of the impact of the US Solar Transaction.

 We expect that renewable energy revenue will decrease in the fourth quarter of 2019 compared to 2018 as a result of the US Solar Transaction. However, our renewable energy revenue in India may exhibit moderate growth as additional solar plants in India become operational.

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

Termination and access fees decreased by $2.3 million, or 7.7%, to $27.6 million from $29.9 million for the three months ended September 30, 2019 and 2018, respectively. Net decreases in termination and access fees, within our segments, consisted of the following:

●	US Telecom. Termination and access fees within our US Telecom segment decreased by $0.9 million, or 9.0%, to $9.1 million from $10.0 million, for the three months ended September 30, 2019 and 2018, respectively. This decrease was primarily the result of a decrease in the cost of equipment sales within our US wireless retail operations partially offset by the completion of the Phase I Mobility Fund support in 2018 which was recorded as a $0.5 million offset to termination and access fees during the three months ended September 30, 2018.
●	International Telecom. Within our International Telecom segment, termination and access fees decreased by $0.9 million, or 4.7%, to $18.4 million from $19.3 million, for the three months ended September 30, 2019 and 2018, respectively. This decrease was the result of certain cost reduction programs and lower equipment sales in some of our markets. This decrease, however, was partially offset by an increase in television programming and other variable costs that were not incurred within our US Virgin Islands operations during 2018 as a result of the impact of the Hurricanes.

●	Renewable Energy. During the three months ended September 30, 2018, we recorded $0.6 million of termination and access fees within our Renewable Energy segment. As a result of the US Solar Transaction, a nominal amount of termination and access fees were recorded to this segment for the three months ended September 30, 2019.

In our International Telecom and Renewable Energy segments, we expect that termination and access fee expenses will remain fairly consistent as a percentage of revenues in future periods. However, within the US Telecom segment, our performance under the FirstNet Transaction will result in an increase in such expenses during the construction phase which is expected to be completed during mid-2021.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding telecommunications networks and renewable energy operations, including the salaries and benefits paid to employees directly involved in the development and operation of our networks and renewable energy operations.

Engineering and operations expenses increased by $1.9 million, or 10.6%, to $20.1 million from $18.2 million for the three months ended September 30, 2019 and 2018, respectively.  The net increase in engineering and operations expenses, within our segments, consisted of the following:

●	US Telecom. Engineering and operations expenses increased within our US Telecom segment by $0.5 million, or 15.6%, to $3.7 million from $3.2 million, for the three months ended September 30, 2019 and 2018, respectively, primarily as a result of an increase in these expenses in our wireless business in connection with network upgrades and additional support agreements.

●	International Telecom. Within our International Telecom segment, engineering and operations expenses increased by $1.7 million, or 11.6%, to $16.3 million from $14.6 million, for the three months ended September 30, 2019 and 2018, respectively. This increase was primarily related to increases in consulting costs in connection with network upgrades as well as cyber security costs.

●	Corporate Overhead. Engineering expenses within our corporate overhead decreased $0.2 million to $0.1 million from $0.3 million for the three months ended September 30, 2019 and 2018, respectively.

In our International Telecom segment, we expect that engineering and operations expenses will remain fairly consistent as a percentage of revenues; however, we expect such expenses to increase in our US Telecom segment during the construction phase of the FirstNet Transaction.

Sales and marketing expenses. Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $0.8 million, or 8.8%, to $9.8 million from $9.0 million for the three months ended September 30, 2019 and 2018, respectively.  The net increase in sales and marketing expenses, within our segments, consisted of the following:

●	US Telecom. Sales and marketing expenses increased within our US Telecom segment by $0.8 million, or

100.0%, to $1.6 million from $0.8 million, for the three months ended September 30, 2019 and 2018, respectively, primarily as a result of our in-building wireless network business.
●	International Telecom. Within our International Telecom segment, our sales and marketing expenses remained consistent at $8.2 million for the three months ended September 30, 2019 and 2018. Decreases in our US Virgin Islands operations as a result of certain cost reduction measures were offset by increases in our other international markets.

We expect sales and marketing expenses to remain fairly consistent as a percentage of revenues.

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

General and administrative expenses decreased by $0.1 million, or 0.4%, to $25.1 million from $25.2 million for the three months ended September 30, 2019 and 2018, respectively. The net decrease in general and administrative expenses, within our segments, consisted of the following:

●	US Telecom. General and administrative expenses increased by $0.4 million, or 9.3%, to $4.7 million from $4.3 million for the three months ended September 30, 2019 and 2018, respectively, primarily as a result of additional costs needed to support our US wireless business and our in-building wireless network business.

●	International Telecom. General and administrative expenses increased $0.3 million, or 2.3%, to $13.4 million from $13.1 million for the three months ended September 30, 2019 and September 30, 2018, respectively. Cost reduction measures in certain markets were offset by increases in other markets in order to support network expansions and upgrades.

●	Renewable Energy. General and administrative expenses within our Renewable Energy segment decreased by $0.7 million, or 41.2%, to $1.0 million from $1.7 million for the three months ended September 30, 2019 and 2018, respectively. This decrease was primarily related to the US Solar Transaction partially offset by increases in our international renewable energy operations.

●	Corporate Overhead. General and administrative expenses within our corporate overhead decreased $0.2 million, or 3.3% to $5.9 million from $6.1 million for the three months ended September 30, 2019 and 2018, respectively. Certain cost reduction measures were partially offset by increased information technology expenditures to further enhance our cyber and network security.

We expect to incur additional general and administrative expenses to support our in-building wireless network operations as well as to further enhance our network security.

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

We incurred a nominal amount of transaction-related charges during the three months ended September 30, 2019 and approximately $0.2 million during the three months ended September 30, 2018 relating to our in-building wireless network operations and our new large-scale fiber network platform

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $1.2 million, or 5.7%, to $22.6 million from $21.4 million for the three months ended September 30, 2019 and 2018, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $0.1 million, or 1.8%, to $5.8 million from $5.7 million, for the three months ended September 30, 2019 and 2018, respectively, primarily as a result of certain assets within our US wireless businesses being placed into service.

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $1.7 million, or 13.7%, to $14.1 million from $12.4 million, for the three months ended September 30, 2019 and 2018, respectively. This increase was recognized throughout all of our international markets as a result of upgrades and expansions to this segment’s network assets including the network repairs and resiliency enhancements in the US Virgin Islands which were impacted by the Hurricanes.

●	Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment decreased by $0.8 million, or 44.4%, to $1.0 million from $1.8 million for the three months ended September 30, 2019 and 2018, respectively, primarily as a result of the US Solar Transaction partially offset by an increase in our renewable energy international operations.

●	Corporate Overhead. Depreciation and amortization expenses increased by $0.2 million, or 13.3%, to $1.7 million from $1.5 million for the three months ended September 30, 2019 and 2018, respectively, as a result of certain assets being placed into service.

We expect depreciation expense to increase as we acquire tangible assets to expand or upgrade our telecommunications networks and expand our solar power generating assets.

Gain (loss) on disposition of long-lived assets.   During the three months ended September 30, 2019, we recorded a loss of $0.1 million on the disposition of miscellaneous long-lived assets within our US wireless operations. During the three months ended September 30, 2018, we recorded a gain on the disposition of long-lived assets of $13.5 million as a result of a $15.2 million gain on the sale of approximately 100 cell sites within our US wireless operations. The 2018 gain was partially offset by a $1.5 million loss recorded in connection with certain asset disposals and settlement agreements within our Renewable Energy segment and a $0.2 million loss on the disposal of miscellaneous assets within our US wireless operations.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short term investment balances.

Interest income decreased $0.2 million, or 33.3%, to $0.4 million from $0.6 million for the three months ended September 30, 2019 and 2018, respectively, as a result of lower returns on our cash, cash equivalents and short-term investments and a decrease in those balances.

Interest expense.   Interest expense decreased by $0.9 million, or 41.8%, to $1.3 million from $2.2 million for the three months ended September 30, 2019 and 2018, respectively, primarily as a result of the US Solar Transaction and the effects of the amendment to our credit facilities which was completed in April 2019.

During the three months ended September 30, 2019, we incurred interest expense on the Viya Debt and the One Communications Debt as well as commitment fees, letter of credit fees and the amortization of debt issuance costs on our outstanding credit facilities. During the three months ended September 30, 2018, we also incurred $0.8 million of interest expense on the Ahana Debt which was assumed by the acquirer in November 2018 as a part of the US Solar Transaction.

Other expense, net.  Other expense, net represents miscellaneous non-operational income earned and expenses incurred.  For the three months ended September 30, 2019, other expense, net was $2.7 million primarily related to a $2.1 million write down of a previously acquired non-controlling equity investment and $0.8 million relating to a net loss on foreign currency transactions.  These expenses were partially offset by $0.1 million of income recognized in connection with some of our employee benefit plans.  Other expense, net for the three months ended September 30, 2018 was $1.2 million, which was primarily related to a net loss on foreign currency transactions.

Income taxes.  Our effective tax rate for the three months ended September 30, 2019 and 2018 was 27.5% and 25.1%, respectively.

The effective tax rate for the three months ended September 30, 2019 was primarily impacted by the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in the US Virgin Islands and India where we cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items: (i) a $1.3 million deferred tax benefit related to an investment tax credit, and (ii) a $0.5 million net interest expense on unrecognized tax positions.

The effective tax rate for the three months ended September 30, 2018 was primarily impacted by the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in the US Virgin Islands and India where we cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items: (i) a $1.5 million increase (net) of unrecognized tax positions, (ii) a $1.4 million benefit (net) to record a valuation allowance release on an indefinite lived intangible asset, and (iii) a $0.5 million benefit (net) to record a return to accrual adjustment.

Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which we operate. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax laws and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for US federal, state, and foreign tax matters in future periods as new information becomes available. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for US federal, state, and foreign tax matters in future periods as new information becomes available.

Net income attributable to non-controlling interests, net of tax.  Net income attributable to non-controlling interests, net of tax reflected an allocation of $3.5 million and $3.9 million of income generated by our less than wholly owned subsidiaries for the three months ended September 30, 2019 and 2018, respectively, a decrease of $0.4 million, or 11.0%. The net decrease in net income attributable to non-controlling interests, net of tax, within our segments, consisted of the following:

●	US Telecom. Net income attributable to non-controlling interests, net of tax remained consistent at $1.3 million for the three months ended September 30, 2019 and 2018, primarily as a result of consistent profitability at our less than wholly owned subsidiaries within our US wireless operations.

●	International Telecom. Net income attributable to non-controlling interests, net of tax decreased by $0.2 million, or 8.3%, to $2.2 million from $2.4 million for the three months ended September 30, 2019 and 2018, respectively, primarily as a result of decreased profitability in our less than wholly owned subsidiaries within our international operations.

●	Renewable Energy. As a result of the US Solar Transaction, no allocation of income or losses relating to our US operations was recorded to non-controlling interests, net of tax during the three months ended September 30, 2019. Net income attributable to non-controlling interests, net of tax was $0.2 million relating to our US operations during the three months ended September 30, 2018.

Net income attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders was $1.4 million and $17.0 million for the three months ended September 30, 2019 and 2018, respectively.

On a per diluted share basis, net income per diluted share was $0.09 and $1.06 per diluted share for the three months ended September 30, 2019 and 2018, respectively.

Selected Segment Financial Information

The following represents selected segment information for the nine months ended September 30, 2019 and 2018 (in thousands):

For the Nine Months Ended September 30, 2019

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$78,261	$65,444	$—	$—	$143,705
Wireline	2,538	176,017	—	—	178,555
Renewable Energy	—	—	4,377	—	4,377
Total Revenue	80,799	241,461	4,377	—	326,637

Operating income (loss)	5,927	35,802	(750)	(25,862)	15,117

For the Nine Months Ended September 30, 2018

	US	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$85,767	$67,279	$—	$—	$153,046
Wireline	4,824	168,259	—	—	173,083
Renewable Energy	—	—	17,272	—	17,272
Total Revenue	90,591	235,538	17,272	—	343,401

Operating income (loss)	35,839	37,449	3,687	(26,189)	50,786

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

US Telecom.  Revenue within our US Telecom segment decreased by $9.8 million, or 10.8%, to 80.8 million from $90.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Revenue within our wireless operations decreased by $7.5 million, or 8.7%, to $78.3 million from $85.8 million for the nine months ended September 30, 2019 and 2018, respectively. This decrease was primarily the result of the July 2018 sale of approximately 100 cell sites, which generated $4.3 million in revenue during the nine months ended September 30, 2018, and a reduction in wholesale traffic. These decreases were partially offset by $3.4 million in revenue recognized from the Connect America Fund II award which began in the first half of 2019.

Revenue within our wireline operations decreased $2.3 million, or 47.9%, to $2.5 million from $4.8 million for the nine months ended September 30, 2019 and 2018, respectively, as a result of a decrease in traffic volumes within our wholesale long-distance services.

Operating expenses within our US Telecom segment increased $20.1 million, or 36.7%, to $74.9 million from $54.8 million for the nine months ended September 30, 2019 and 2018, respectively.  This increase in operating expenses was primarily related to the $15.2 million gain on the July 2018 sale of approximately 100 cell sites, the completion of the Phase I Mobility Fund support in 2018 which was recorded as a $3.5 million offset to expenses during the nine months ended September 30, 2018 and the addition of our in-building wireless and large-scale fiber network businesses.

As a result of the above, our US Telecom segment’s operating income decreased $29.9 million, or 83.5%, to $5.9 million from $35.8 million for the nine months ended September 30, 2019 and 2018, respectively.

International Telecom.  Revenues within our International Telecom segment increased $6.0 million, or 2.5%, to $241.5 million from $235.5 million for the nine months ended September 30, 2019 and 2018, respectively, as a result of an increase in broadband revenues in many of our international telecom markets partially offset by the previously received $15.4 million of additional non-recurring funding from the Universal Service Fund during the nine months ended September 30, 2018, to help support our US Virgin Island operations recover from the impact of the Hurricanes.

Operating expenses within our International Telecom segment increased by $7.7 million, or 3.9%, to $205.7 million from $198.0 million for the nine months ended September 30, 2019 and 2018, respectively.  The increase was primarily the result of increased expenses in the US Virgin Islands as their operations become more normalized following the impact of the Hurricanes.

As a result, our International Telecom segment’s operating income decreased $1.6 million, or 4.3%, to $35.8 million from $37.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Renewable Energy.  Revenue within our Renewable Energy segment decreased $12.9 million, or 74.6%, to $4.4 million from $17.3 million for the nine months ended September 30, 2019 and 2018, respectively, primarily as a result the US Solar Transaction.

Operating expenses within our Renewable Energy segment decreased by $8.4 million, or 61.8%, to $5.2 million from $13.6 million for the nine months ended September 30, 2019 and 2018, respectively, primarily related to the US Solar Transaction.

As a result of the above, our Renewable Energy segment’s operating income decreased by $4.5 million to a loss of $0.8 million compared to income of $3.7 million for the nine months ended September 30, 2019 and 2018, respectively.

The following represents a year over year discussion and analysis of our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2019	2018	(Decrease)	(Decrease)

REVENUE:
Wireless	$143,705	$153,046	$(9,341)	(6.1)%
Wireline	178,555	173,083	5,472	3.2
Renewable Energy	4,377	17,272	(12,895)	(74.7)
Total revenue	326,637	343,401	(16,764)	(4.9)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	83,440	84,037	(597)	(0.7)
Engineering and operations	58,234	54,738	3,496	6.4
Sales, marketing and customer services	29,048	25,969	3,079	11.9
General and administrative	75,518	77,470	(1,952)	(2.5)
Transaction-related charges	89	642	(553)	(86.1)
Depreciation and amortization	64,870	64,602	268	0.4
(Gain) loss on disposition of long-lived assets	321	(15,509)	(15,830)	(102.1)
Loss on damaged assets and other hurricane related charges, net of insurance recovery	—	666	(666)	100.0
Total operating expenses	311,520	292,615	18,905	6.5
Income from operations	15,117	50,786	(35,669)	(70.2)
OTHER INCOME (EXPENSE):
Interest income	1,860	1,420	440	31.0
Interest expense	(3,843)	(6,759)	2,916	43.1
Other expense	(2,755)	(3,042)	287	9.4
Other income (expense), net	(4,738)	(8,381)	3,643	43.5
INCOME BEFORE INCOME TAXES	10,379	42,405	(32,026)	(75.5)
Income tax expense	2,774	13,018	(10,244)	(78.7)
NET INCOME	7,605	29,387	(21,782)	(74.1)
Net income attributable to non-controlling interests, net of tax:	(8,657)	(10,705)	2,048	19.1
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(1,052)	$18,682	$(19,734)	(105.6)%

Wireless revenue. Wireless revenue decreased by $9.3 million, or 6.1%, to $143.7 million for the nine months ended September 30, 2019 from $153.0 million for the nine months ended September 30, 2018. The decreases in wireless revenue, within our segments, consisted of the following:

●	US Telecom. Wireless revenue within our US Telecom segment decreased by $7.5 million, or 8.7%, to $78.3 million from $85.8 million, for the nine months ended September 30, 2019 and 2018, respectively. This decrease was attributable to a decline in revenues in our wholesale wireless operations of $10.7 million, or 14.8%, to $61.5 million from $72.2 million for the nine months ended September 30, 2019 and 2018, respectively. Of this decrease in wholesale wireless revenue, $4.3 million related to the July 2018 sale of 100 cell sites while the remaining $6.4 million of this decrease was the result of a reduction in wholesale traffic.

Revenue from our retail wireless operations increased by $3.2 million, or 23.5%, to $16.8 million from $13.6 million. This increase was the result of the recognition of $3.4 million in revenue from the Connect America Fund II award which began in the first half of 2019. This increase was partially offset by a $0.2 million decrease in retail equipment sales.

●	International Telecom. Within our International Telecom segment, wireless revenue decreased by $1.9 million, or 2.8%, to $65.4 million for the nine months ended September 30, 2019 from $67.3 million for the nine months ended September 30, 2018. This decrease was primarily related to a decrease in roaming revenues within the US Virgin Islands as a result of fewer customers from other carriers that were impacted by the Hurricanes roaming on our network during 2018 and a reduction in equipment revenues in some of the markets.

Wireline revenue. Wireline revenue increased by $5.5 million, or 3.2%, to $178.6 million from $173.1 million for the nine months ended September 30, 2019 and 2018, respectively. The net increase in wireline revenue, within our segments, consisted of the following:

●	US Telecom. Wireline revenue within our US Telecom segment decreased $2.3 million, or 47.9%, to $2.5 million from $4.8 million for the nine months ended September 30, 2019 and 2018, respectively, as a result of a decrease in traffic volumes within our wholesale long-distance services.

●	International Telecom. Within our International Telecom segment, wireline revenue increased by $7.7 million, or 4.6%, to $176.0 million from $168.3 million, for the nine months ended September 30, 2019 and 2018, respectively, primarily as a result of an increase in broadband revenues in many of our international telecom markets partially offset by $15.4 million of additional non-recurring funding from the Universal Service Fund, received during the nine months ended September 30, 2018, to help support our US Virgin Island operations recover from the impact of the Hurricanes.

Renewable energy revenue.  Renewable energy revenue decreased by $12.9 million, or 74.6%, to $4.4 million from $17.3 million for the three months ended September 30, 2019 and 2018, respectively, primarily as a result of the impact of the US Solar Transaction.

Termination and access fee expenses.  Termination and access fees decreased by $0.6 million, or 0.7%, to $83.4 million from $84.0 million for the nine months ended September 30, 2019 and 2018, respectively. The net decrease in termination and access fees, within our segments, consisted of the following:

●	US Telecom. Termination and access fees within our US Telecom segment increased by $0.2 million, or 0.7%, to $29.2 million from $29.0 million, for the nine months ended September 30, 2019 and 2018, respectively. This increase was primarily the result of the completion of the Phase I Mobility Fund support in 2018, which recorded $3.5 million as an offset to expenses during the nine months ended September 30, 2018, partially offset by a reduction of $2.1 million related to the sale of approximately 100 cell sites during July 2018.

●	International Telecom. Within our International Telecom segment, termination and access fees increased by $0.1 million, or 0.2%, to $54.0 million from $53.9 million, for the nine months ended September 30, 2019 and 2018, respectively. Of this increase, $3.3 million was caused by an increase in television programming and other variable costs that were not incurred within our US Virgin Islands operations during 2018 as a result of the impact of the Hurricanes, partially offset by reductions in other international markets as a result of certain cost reduction measures.

●	Renewable Energy. Termination and access fees within our Renewable Energy segment decreased $1.0 million, or 71.4%, to $0.4 million from $1.4 million for the nine months ended September 30, 2019 and 2018, respectively, as a result of the US Solar Transaction.

Engineering and operations expenses.  Engineering and operations expenses increased by $3.5 million, or 6.4%, to $58.2 million from $54.7 million for the nine months ended September 30, 2019 and 2018, respectively.  The net increase in engineering and operations expenses, within our segments, consisted of the following:

●	US Telecom. Engineering and operations expenses increased within our US Telecom segment by $1.5 million, or 16.0%, to $10.9 million from $9.4 million, for the nine months ended September 30, 2019 and 2018, respectively, primarily as a result of a $1.2 million increase in these expenses in our wireless business and $0.2 million of aggregate expenses incurred within our in-building wireless network and large-scale fiber network businesses.

●	International Telecom. Within our International Telecom segment, engineering and operations expenses increased by $2.2 million, or 4.9%, to $46.8 million from $44.6 million, for the nine months ended September 30, 2019 and 2018, respectively. This increase was primarily related to an increase in expenses within substantially all of our international markets, primarily related to the upgrades of our networks.

●	Corporate Overhead. Engineering and operations expenses within our corporate overhead decreased $0.1 million, or 14.3%, to $0.6 million from $0.7 million for the nine months ended September 30, 2019 and 2018, respectively.

Sales and marketing expenses. Sales and marketing expenses increased by $3.1 million, or 11.9%, to $29.0 million from $26.0 million for the nine months ended September 30, 2019 and 2018, respectively.  The net increase in sales and marketing expenses, within our segments, consisted of the following:

●	US Telecom. Sales and marketing expenses increased within our US Telecom segment by $1.8 million, or 78.3%, to $4.1 million from $2.3 million, for the nine months ended September 30, 2019 and 2018, respectively, primarily as a result of our in-building wireless business.

●	International Telecom. Within our International Telecom segment, our sales and marketing expenses increased by $1.4 million, or 5.9%, to $25.0 million from $23.6 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was incurred in all of our international markets.

General and administrative expenses.  General and administrative expenses decreased by $2.0 million, or 2.5%, to $75.5 million from $77.5 million for the nine months ended September 30, 2019 and 2018, respectively. The net decrease in general and administrative expenses, within our segments, consisted of the following:

●	US Telecom. General and administrative expenses increased by $1.9 million, or 16.2%, to $13.6 million from $11.7 million for the nine months ended September 30, 2019 and 2018, respectively, primarily to support our wireless operations and the addition of our in-building wireless network and large-scale fiber network businesses.

●	International Telecom. General and administrative expenses decreased within our International Telecom segment by $0.2 million, or 0.5%, to $39.2 million from $39.4 million, for the nine months ended September 30, 2019 and 2018, respectively. The decrease was primarily related to cost reduction measures within our managed services and technology platform businesses.

●	Renewable Energy. General and administrative expenses within our Renewable Energy segment decreased by $2.9 million, or 55.8%, to $2.3 million from $5.2 million for the nine months ended September 30, 2019 and 2018, respectively. This decrease was primarily related to the US Solar Transaction, partially offset by an increase in such expenses within our international operations.

●	Corporate Overhead. General and administrative expenses within our corporate overhead decreased by $0.8 million, or 3.8%, to $20.4 million from $21.2 million, for the nine months ended September 30, 2019 and 2018, respectively, primarily related to certain cost reduction measures, partially offset by information technology expenditures to further enhance our network security.

Transaction-related charges.  We incurred $0.1 million of transaction-related costs during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, we incurred $0.6 million of transaction-related charges relating to our in-building wireless network and large-scale fiber network businesses.

 Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $0.3 million, or 0.4%, to $64.9 million from $64.6 million for the nine months ended September 30, 2019 and 2018, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $2.1 million, or 11.1%, to $16.9 million from $19.0 million, for the nine months ended September 30, 2019 and 2018, respectively, primarily as a result of the completion of the previously disclosed sale of approximately 100 cell sites within our US wireless operations.

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $4.8 million, or 13.4%, to $40.7 million from $35.9 million, for the nine months ended September 30, 2019 and 2018, respectively. This increase was recognized throughout all of our international markets as a result of upgrades and expansions to this segment’s network assets including the network repairs and resiliency enhancements in the US Virgin Islands which were impacted by the Hurricanes.

●	Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment decreased by $3.2 million, or 58.2%, to $2.3 million from $5.5 million, for the nine months ended September 30, 2019 and 2018, respectively, primarily as a result of the US Solar Transaction, partially offset by an increase in our international renewable energy operations.

●	Corporate Overhead. Depreciation and amortization expenses increased by $0.8 million, or 19.0%, to $5.0 million from $4.2 million for the nine months ended September 30, 2019 and 2018, respectively, as a result of certain tangible assets being placed into service.

Gain (loss) on disposition of long-lived assets.   During the nine months ended September 30, 2019, we recorded a loss of $0.3 million on the disposition of miscellaneous long-lived assets within our US wireless and renewables operations. During the nine months ended September 30, 2018, we recorded a gain on the disposition of long-lived assets of $15.5 million as a result of a $15.2 million gain on the previously disclosed sale of approximately 100 cell sites and a $2.4 million gain on the sale of certain telecommunication licenses within our US wireless operations. These gains were partially offset by a $1.5 million loss recorded in connection with certain asset disposals and settlement agreements within our Renewable Energy segment and a $0.7 million loss on the disposal of miscellaneous assets within our US wireless operations.

Loss on damaged assets and other Hurricane-related charges. During the nine months ended September 30, 2018, we incurred $0.7 million in expenses associated with the procurement of continued building maintenance, security services, the supply of alternative power and related professional fees.

Interest income. Interest income increased $0.5 million, or 31.0%, to $1.9 million from $1.4 million for the nine months ended September 30, 2019 and 2018, respectively, as the higher rate of return on our cash, cash equivalents and short-term investments was partially offset by a decrease in those balances.

Interest expense.   Interest expense decreased by $3.0 million, or 43.1%, to $3.8 million from $6.8 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, primarily as a result of the US Solar Transaction and the effects of the April 2019 amendment to our primary credit facility.

During the nine months ended September 30, 2019, we incurred interest expense on the Viya Debt and the One Communications Debt as well as commitment fees, letter of credit fees and the amortization of debt issuance costs on our outstanding credit facilities. During the nine months ended September 30, 2018, we also incurred $2.5 million of interest expense on the Ahana Debt which was assumed by the acquirer in November 2018 as a part of the US Solar Transaction.

Other income expense, net.  For the nine months ended September 30, 2019, other expense, net was  $2.8 million which was primarily related to a $2.1 million write down of a previously acquired non-controlling equity investment and $0.8 million relating to a net loss on foreign currency transactions.  For the nine months ended September 30, 2018, other expense was an expense of $3.0 million which was primarily related to a net loss on foreign currency transactions.

Income taxes.  Our effective tax rate for the nine months ended September 30, 2019 and 2018 was 26.7% and 30.7%, respectively.

The effective tax rate for the nine months ended September 30, 2019 was primarily impacted by the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in the US Virgin Islands and India where we cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items: (i) a $1.3 million deferred tax benefit related to an investment tax credit, and (ii) a $0.5 million benefit from the reversal of a deferred tax liability due to an intercompany debt restructure.

The effective tax rate for the nine months ended September 30, 2018 was primarily impacted by the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in the US Virgin Islands and India where we cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items: (i) a $2.0 million increase (net) of unrecognized tax positions, (ii) a $1.4 million benefit (net) to record a valuation allowance adjustment on an indefinite lived intangible asset, (iii) a $585 thousand benefit (net) to record a return to accrual adjustment, (iv) a $514 thousand benefit for the release of a capital loss valuation allowance due to a capital gain on a sale of a wireless license, and (v) a $695 thousand provision for the intercompany sale of assets from the US to the US Virgin Islands.

Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which we operate. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax laws and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for US federal, state, and foreign tax matters in future periods as new information becomes available.

Net income attributable to non-controlling interests, net of tax.  Net income attributable to non-controlling interests, net of tax reflected an allocation of $8.7 million and $10.7 million of income generated by our less than wholly owned subsidiaries for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $2.0 million, or 19.1%. Changes in net income attributable to non-controlling interests, net of tax, within our segments, consisted of the following:

●	US Telecom. Net income attributable to non-controlling interests, net of tax decreased by $0.9 million, or 32.1%, to $1.9 million from $2.8 million for the nine months ended September 30, 2019 and 2018, respectively, primarily as a result of decreased profitability at certain less than wholly owned subsidiaries within our US wireless retail operations.

●	International Telecom. Net income attributable to non-controlling interests, net of tax decreased by $0.4 million, or 5.6%, to $6.8 million from $7.2 million, primarily as a result of a decrease in profitability and non-controlling ownership interests.

●	Renewable Energy. As a result of the US Solar Transaction, no allocation of income or losses was recorded to non-controlling interests during the nine months ended September 30, 2019 relating to our US operations. Net income attributable to non-controlling interests, net of tax, was $0.7 million during the nine months ended September 30, 2018 relating to our US operations.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was a loss of $1.1 million and income of $18.7 million for the nine months ended September 30, 2019 and 2018, respectively.

On a per diluted share basis, net income (loss) per diluted share was a loss of $0.07 and income of $1.16 per diluted share for the nine months ended September 30, 2019 and 2018, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.  For discussion of ongoing proceedings, see Note 15 to the Consolidated Financial Statements in this Report.

Tax Reform

The Tax Cuts and Jobs Act of 2017 (the “Tax Act” also commonly referred to as US tax reform), which was signed into law on December 22, 2017, has resulted in significant changes to the US corporate income tax system and the US Virgin Islands mirror code which replaces “United States” with “US Virgin Islands” throughout the Internal Revenue Code. The Tax Act transitions international taxation from a worldwide system to a modified territorial system and includes two base erosion prevention measures on non-US earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to US taxation as global intangible low taxed income (“GILTI”) and eliminates the deduction of certain payments made to related foreign corporations, and imposes a minimum tax if greater than regular tax under the base-erosion and anti-abuse tax (“BEAT”). These changes became effective beginning in 2018 but did not have an impact on us in the initial year. Based on our forecasted income for 2019 we are not currently projecting a GILTI inclusion. We do not expect we will be subject to BEAT and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the quarter ended September 30, 2019.

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

As of September 30, 2019, we had approximately $166.4 million in cash, cash equivalents and restricted cash. Of this amount, $44.3 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $88.3 million of debt, net of unamortized deferred financing costs, as of September 30, 2019. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Capital expenditures.  Historically, a significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks and to expand our renewable energy operations.

For the nine months ended September 30, 2019 and 2018, we spent approximately $49.5 million and $154.3 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	US	International	Renewable	Corporate and
Nine months ended September 30,	Telecom	Telecom (2)	Energy	Other (1)	Consolidated
2019	$8,533	$33,159	$2,183	$5,611	$49,486
2018	9,461	136,790	1,642	6,385	154,278

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

(2)	Includes $0.1 million and $78.9 million for the nine months ended September 30, 2019 and 2018, respectively, of expenditures used for network repairs and resiliency enhancements in the US Virgin Islands which were impacted by the Hurricanes. These expenditures were financed, in part, by the $34.6 million of insurance proceeds we received during the first quarter of 2018 and cash from operations.

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  Such investments include the upgrade and expansion of both our wireline and wireless telecommunications networks as well as our service delivery platforms. For 2019, we expect International Telecom capital expenditures to be approximately $50 million. In the US Telecom segment, we expect capital expenditures to be approximately $10 million to $15 million for 2019 including some required capital spending related to towers and backhaul in conjunction with the FirstNet Agreement. In the Renewable Energy segment, we expect to incur $6 million to $7 million of construction costs during 2019 related to building additional capacity.

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

Dividends.  We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the three months ended September 30, 2019, our Board declared $2.7 million of dividends to our stockholders, which includes a $0.17 per share dividend declared on September 19, 2019 and paid on October 7, 2019. We have declared quarterly dividends for the last 84 fiscal quarters.

Stock Repurchase Plan. On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We repurchased $0.2 million of our common stock under the 2016 Repurchase Plan during the nine months ended September 30, 2019 and repurchased $1.6 million of our common stock during the nine months ended September 30, 2018. As of September 30, 2019, we have $37.5 million authorized for share repurchases under the 2016 Repurchase Plan.

Sources of Cash

Total liquidity.  As of September 30, 2019, we had approximately $166.4 million in cash, cash equivalents and restricted cash which represents a decrease of $26.5 million from the December 31, 2018 balance of $192.9 million. The decrease is primarily attributable to $49.5 million used for capital expenditures, $10.3 million used for certain investments, $2.9 used for the purchase of short-term investments, $8.2 million used for dividends paid on our common stock, $1.6 million used for the repurchase of our common stock from employees in order to satisfy their tax obligations,

$5.8 million used for distributions to our minority shareholders, $2.8 million used to repay principal on our debt and $1.3 million used to amend and extend our primary credit facility.  These amounts were partially offset by cash provided by our operations of $56.8 million, net of approximately $28.5 million in tax payments primarily related to the US Solar Transaction.

Cash provided by operations.  Cash provided by operating activities was $56.8 million for the nine months ended September 30, 2019 as compared to $98.0 million for the nine months ended September 30, 2018.  The decrease of $41.2 million was primarily related to a decrease of $6.1 million within our US Telecom segment as a result of the reduction in wholesale roaming traffic and the impact of the July 2018 sale of 100 cell sites and a decrease of $8.6 million within our Renewable Energy segment as a result of the US Solar Transaction and a $28.6 million decrease, primarily related to $28.5 million in tax payments primarily related to the US Solar Transaction, within our corporate overhead. These decreases were partially offset by an increase in cash flow from operations of $2.0 million within our International Telecom segment.

Cash used in investing activities. Cash used in investing activities was $62.7 million and $105.7 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $43.0 million was primarily related to a $104.8 million reduction in capital expenditures partially offset by an increase in investments of $7.3 million and the purchase of short-term investments of $8.0 million. Cash used in investing activities during the nine months ended September 30, 2018 also includes the receipt of insurance proceeds of $34.6 million, which were used to partially fund our capital expenditures during that period, $5.4 million received from certain government grants and the proceeds from the sale of assets of $4.1 million.

 Cash used in financing activities.   Cash used in financing activities was $20.7 million and $37.9 million during the nine months ended September 30, 2019 and 2018, respectively.  The decrease in cash used for financing activities of $17.2 million was primarily related to a $9.5 million decrease in the distributions made to minority shareholders, a $3.8 million reduction in cash used to acquire non-controlling interests in our less than wholly owned subsidiaries, a $2.9 million reduction in the repayments of our long-term debt and a $1.9 million reduction in the repurchases of our common stock. These decreases were partially offset by $1.3 million used to amend and extend our primary credit facility in 2019.

Credit facility.  On April 10, 2019, we entered into the 2019 Credit Facility, with CoBank, ACB and the same syndicate of lenders as the 2014 Credit Facility, as described below. The 2019 Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility. Approximately $10.6 million of performance and standby letters of credit have been issued and remain outstanding and undrawn as of September 30, 2019. The 2019 Credit Facility matures on April 10, 2024.

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

As of September 30, 2019, we were in compliance with all of the financial covenants, had no outstanding borrowings and, net of the $10.6 million of outstanding performance and standby letters of credit, had $189.4 million of availability under the 2019 Credit Facility.

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

As of September 30, 2019, $60.0 million of the Viya Debt remained outstanding and $0.6 million of the rate lock fee was unamortized.

One Communications Debt

We have an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on May 22, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% paid quarterly.

The One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants, tested annually, that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (as defined in the One Communications Debt agreement).  We were in compliance with our covenants as of December 31, 2018.

As a condition of the One Communications Debt, we were required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, we entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of September 30, 2019, the swap has an unamortized notional amount of $8.7 million.

We capitalized $0.3 million of fees associated with the One Communications Debt which are being amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of September 30, 2019, $29.1 million of the One Communications Debt was outstanding, there were no borrowings under an overdraft facility, and $0.2 million of the capitalized fees remained unamortized.

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

In addition, the 2019 Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of September 30, 2019, we were in compliance with all of the financial covenants of the 2019 Credit Facility.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to US dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. During the nine months ended September 30, 2019 and 2018, we recorded $1.1 million and $3.0 million, respectively, in losses on foreign currency transactions. We will continue to assess the impact of our exposure to both the Indian Rupee and the Guyana dollar.

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

Interest Rate Sensitivity.    As of September 30, 2019, we had $20.3 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility.

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

We may not be able to timely and effectively meet our obligations to AT&T related to its partnership with the First Responder Network Authority.

On July 31, 2019, the Company, through its wholly owned subsidiary, Commnet Wireless, entered into a Network Build and Maintenance Agreement with AT&T Mobility LLC (“AT&T”), pursuant to which Commnet will engineer, construct, commission, and maintain a radio access network (“RAN”) for AT&T for its commercial use and also in support of AT&T’s public/private partnership with the First Responder Network Authority (“FirstNet Authority”). In connection with the Network Build & Maintenance Agreement, we are required to build a network in portions of several states in accordance with AT&T’s detailed specifications by specified milestone dates and thereafter, to maintain the network in accordance with certain quality metrics. Such services are structured as a set cost agreed upon with AT&T, to be paid over the initial eight year term of the Network Build and Maintenance Agreement.  AT&T has the right to terminate this agreement, including its obligation to pay for ongoing maintenance of the sites, in the event that Commnet fails to meet certain milestones or completion dates with respect to the construction of the sites, or fails to meet certain quality metrics and service level agreements (“SLAs”) with respect to the maintenance services for the built sites.

Our ability to meet required milestones and completion dates and perform the SLAs is dependent on a variety of factors, including:

●         our ability to procure equipment and negotiate favorable payment and other terms with suppliers;

●         our ability to effectively manage the construction of each of the cell sites, including securing reliable and efficient field construction resources; and

●         our ability to cost effectively and reliably deliver and manage the network in accordance with SLAs for both the AT&T commercial and FirstNet Authority networks.

In addition, construction of the cell sites may be also be adversely affected by circumstances outside of our control, including inclement weather, adverse geological and environmental conditions, a failure to receive regulatory approvals on schedule or third-party delays in providing supplies and other materials. Any construction setbacks or delays could be costly and have a material adverse effect on our ability to perform under the time conditions and strict budget required under the Network Build and Maintenance Agreement.

If AT&T were to terminate the Network Build & Maintenance Agreement, this could have a material adverse impact on our prospects and results of operations in our US Telecom segment as we would have incurred costs to construct the sites, but might not be fully compensated for the construction of the sites through the initial term of the Agreement.

Changes in USF funding could have an adverse impact on our financial condition or results of operations.

Viya, our subsidiary operating video, internet, wireless and landline services in the U.S. Virgin Islands, currently receives high-cost Universal Service Fund (“USF”) support in the U.S. Virgin Islands of approximately $16.4 million per year. In addition, after the devastation caused by the Hurricanes in September 2017, the FCC provided approximately $15.4 million in accelerated USF support and in fixed and mobile recovery support through August 2018. The FCC, in response to the damage caused by the Hurricanes and as part of its general USF reform, has established a Connect USVI Fund budget for fixed networks of up to $18.65 million per year for 10 years and a budget for mobile networks of up to $4.4 million per year for 3 years in the U.S. Virgin Islands. The Connect USVI Fund for fixed networks will replace the legacy high-cost USF support for the USVI that Viya historically has been awarded and any entity that provided voice or broadband service in the U.S. Virgin Islands in June 2018 is eligible to submit a competitive proposal.

We expect to participate in both the fixed and mobile network components of the USVI Connect Fund support assignment processes and we currently anticipate that the new fixed network fund recipient(s) will be determined as early as in the second half of 2020.  There can be no guarantee that we will be selected by the FCC to receive fixed network funding for either of the coverage territories. Under the mechanism used to allocate mobile funding, we currently expect to receive a portion of the mobile funding but cannot be certain at this stage of the amount or timing of receipt of such funding.  Any reduction in the overall amount of USF support we receive as a result of the USVI Connect Fund proceeding relative to historical levels of high-cost USF support we have received could negatively affect our efforts to build, maintain and operate networks in the U.S. Virgin Islands and our ability to provide services supported by USF funds.  For example, we could be selected to receive fixed network funding in neither coverage territory or in one coverage territory but not the other, meaning that another entity will have received funding for such territory; or we might be selected to receive funding in both coverage territories but at a funding level that is significantly below our historical high-cost USF support levels.  Each of these potential outcomes could have a material adverse effect on our business, financial condition or results of operations in our International Telecom segment through loss of revenue, customer attrition and increased competition. In the event that Viya does not receive any funding in a territory, we will have to consider whether we provide further investment or operational resources to Viya or that territory.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”). We have $37.5 million available to be repurchased under that plan as of September 30, 2019.

The following table reflects the repurchases by us of our common stock during the quarter ended September 30, 2019:

						(d)
						Maximum
						Number (or
					(c)	Approximate
			(b)		Total Number of	Dollar Value) of
	(a)		Average		Shares Purchased	Shares that May
	Total Number		Price		as Part of Publicly	be Purchased
	of Shares		Paid per		Announced Plans	Under the Plans or
Period	Purchased		Share		or Programs	Programs
July 1, 2019 — July 31, 2019	175	(1)	$58.52	(1)	—	$37,690,086
August 1, 2019 — August 31, 2019	1,513	(2)	57.37	(2)	3,104	$37,527,523
September 1, 2019 — September 30, 2019	—		—		—	$37,527,523

(1)	Represents shares purchased on July 8, 2019 and July 27, 2019 from our executive officers and other employees who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the 2016 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased.

(2)	Represents shares purchased on August 24, 2019 and August 28, 2019 from our executive officers and other employees who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the 2016 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 6. Exhibits:

10.1*#	Network Build and Maintenance Agreement, dated as of July 31, 2019, by and between Commnet Wireless, LLC, a wholly owned subsidiary of ATN International, Inc., and AT&T Mobility LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

* Filed herewith.

** The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the company specifically incorporates it by reference.

# Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATN International, Inc.

Date: November 8, 2019	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: November 8, 2019	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer