Form 10-K/A
period 2019-12-31
ATN International, Inc.
filed 2020-04-29
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

        ☒                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

        Or

        ☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001-12593

ATN INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0728886
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
500 Cummings Center Beverly, Massachusetts (Address of principal executive offices)	01915 (Zip Code)

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

As of April 24, 2020, the registrant had 15,979,384 outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

ATN International, Inc. (“ATN,” “the Company,” “we,” “our,” “ours,” or “us”) filed its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 2, 2020. The Company is filing this Amendment No. 1 to the Form 10-K (this “Form 10-K/A”) solely for the purposes of (1) including the information required by Part III of Form 10-K and (2) updating the information required in Item 1A of Part I of Form 10-K with respect only to the developing risks associated with the recent outbreak of a novel strain of coronavirus (“COVID-19”). This Form 10-K/A amends and restates in their entirety Items 10 through 14 of Part III of the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(b) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K, including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC.

PART I

ITEM 1A. RISK FACTORS

This Risk Factor is intended to be an update to the Risk Factors found in Part I, Item 1A of the Form 10-K.

The outbreak of a novel strain of coronavirus, or COVID-19, may have a material adverse impact on our business, financial condition and results of operations.

In March 2020, the World Health Organization declared a novel strain of coronavirus, now referred to as COVID-19, as a pandemic, as the virus spread globally to multiple countries, including the United States and other countries in which we have substantial operations. The pandemic has resulted in and will likely continue to result in significant disruptions to global business activities and capital markets around the world.

We are continuing to monitor and assess the effects of the COVID-19 pandemic on our commercial operations, including any potential impact on our revenue in 2020. However, the ultimate extent to which this pandemic impacts our business will depend upon future developments which are highly uncertain and cannot be accurately predicted at this time, such as the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or mitigate its impact, and the impact on the economies in which we operate. For example, the local economies of many of our Caribbean markets are tourism-dependent and the decline in global travel activity resulting from COVID-19 may impact our revenue and cash flows for certain services in these markets as our retail and enterprise customers may be impacted, and we may experience a decline in roaming revenue due to lack of travel to and from these markets. Additionally, governmental actions in our jurisdictions intended to contain the COVID-19 outbreak have placed restrictions on travel and movement, resulting in significant business interruptions to both our business and that of our customers, delays in receipt of governmental approvals and permits, retail store closures, and supply chain delays in the procurement process causing delays in our scheduled build plans, including with respect to planned fiber optic installations and maintenance in our Caribbean markets and our ongoing construction pursuant to our FirstNet Agreement with AT&T. Any prolonged interruption could negatively impact our customers’ ability to pay for our services on a timely basis or at all and our ability to expand, as well as the ability of our field technicians to service our (or with respect to FirstNet, our customer’s) telecommunications network. For more information about the risks to our business with respect to failure to perform under our FirstNet Agreement, see “Risks Related to our US Telecom Segment -- We may not be able to timely and effectively meet our obligations to AT&T related to its partnership with the First Responder Network Authority” in Part I, Item 1A of the Form 10-K.

Further, we have also granted certain concessions to our customers during these challenging economic times, including providing temporary price reductions, extensions of billing due dates, and in some markets, pledging not to disconnect customers for nonpayment as a result of COVID-19 related circumstances. We have no assurance that we will receive governmental support that could offset the resulting declines in revenue or support our customers’ connectivity needs as the pandemic and related reduction in economic activity continue. Any of these factors could significantly impair our business, financial condition and/or results of operations.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

The following table sets forth information regarding our directors as of April 29, 2020:

Name	Age	Position
Michael T. Prior	55	Chairman of the Board of Directors and Chief Executive Officer
Martin L. Budd	79	Director
Bernard J. Bulkin	78	Director
James S. Eisenstein	61	Director
Richard J. Ganong	56	Director
John C. Kennedy	55	Director
Liane J. Pelletier	62	Director
Charles J. Roesslein	71	Director

Our directors are elected annually by our stockholders. Set forth below is biographical information about each of our directors.

Michael T. Prior is the Chairman of the Board of Directors and has been our Chief Executive Officer since December 2005 and an officer of the Company since June 2003. He was elected to the Board in May 2008. Before joining the Company, Mr. Prior was a partner with Q Advisors LLC, a Denver based investment banking and financial advisory firm focused on the technology and telecommunications sectors. Mr. Prior began his career as a corporate attorney with Cleary Gottlieb Steen & Hamilton LLP in London and New York. He received a B.A. degree from Vassar College and a J.D. degree summa cum laude from Brooklyn Law School. Mr. Prior currently serves on the Board of Directors of the Competitive Carriers Association. In 2008, Mr. Prior was named Entrepreneur of the Year for the New England Region by Ernst & Young LLP and One of America’s Best CEOs by DeMarche Associates, Inc.

Mr. Prior was selected to serve as a director on our Board due to his long tenure as Chief Executive Officer of the Company and his broad experience in the telecommunications industry. In 2018, the Board determined that Mr. Prior’s extensive business and leadership experience made him the best candidate for Chairman of the Board.

Martin L. Budd has been a director of ours since 2007 and is the Chair of our Compensation Committee. He retired as a Partner of the law firm of Day, Berry and Howard LLP (now Day Pitney LLP) effective December 31, 2006. Mr. Budd chaired that firm's Business Law Department and its Business Section and had particular expertise in federal securities laws, merger and acquisition transactions and strategic joint ventures. Mr. Budd is Chairman of the Connecticut Appleseed Center for Law and Justice and has served on the Legal Advisory Board of the National Association of Securities Dealers, the predecessor to the Financial Industry Regulatory Authority ("FINRA"). He is a member of the Board of Trustees of the Hartford Seminary. Mr. Budd also serves on the Board of the "I Have a Dream" Foundation. Mr. Budd earned his legal degree from the Harvard Law School.

Mr. Budd was selected to serve as a director on our Board due to his extensive background providing legal, regulatory and corporate governance advice to public companies.

Dr. Bernard J. Bulkin has been a director of ours since 2016 and is the Chair of our Nominating and Corporate Governance Committee and member of our Audit Committee. Dr. Bulkin brings particular expertise in the field of renewable energy. He held several senior management roles throughout his approximately 25-year career at British Petroleum, including Director of the refining business, Vice President Environmental Affairs, and Chief Scientist, and left BP in 2003. He is currently a Director of K3Solar Ltd., IDSolar Power Ltd, and ARQ Ltd. Dr. Bulkin has served on the boards of Severn Trent plc, Ludgate Investments Limited, HMN Colmworth Ltd., Chemrec AB and REAC Fuel AB, each a Swedish biofuel technology developer, and Ze-gen Corporation, a renewable energy company, and chaired the boards of two UK public companies: AEA Technology plc (from 2005 until 2009), and Pursuit Dynamics Plc (from 2011 until 2013). Dr. Bulkin served as Chair of the UK Office of Renewable Energy from 2010 until 2013, was a member of the FTSE Environmental Markets Advisory Committee (2010-2017) and has held several other UK government roles in sustainable energy and transport. He earned a B.S. in Chemistry from the Polytechnic Institute of Brooklyn and a Ph.D. in Physical Chemistry from Purdue University. Dr. Bulkin is a Professorial Fellow at the University of Cambridge and is the author of Crash Course, published in March 2015.  He was awarded the Honour of Officer of the Order of the British Empire (OBE) in the 2017 New Year Honours List.

Dr. Bulkin was selected to serve as a director on our Board due to his corporate board experience and his particular expertise in the field of renewable energy.

James S. Eisenstein has been a director of ours since October 2019. He is currently Chairman and Chief Executive Officer of Grupo TorreSur, a Latin American focused wireless tower company. Prior to co-founding Grupo TorreSur, Mr. Eisenstein was Chairman and Chief Executive Officer of Optasite Holding Company, Inc. from 2003 to 2008; Chief Executive Officer of Concourse Communications Group LLC in 2003 and Chief Operating Officer and, later, Chief Development Officer of American Tower Corporation, which he co-founded, from 1995 to 2003. Before co-founding American Tower, Mr. Eisenstein was a Partner and Chief Operating Officer of Amaturo Group, Ltd., the owner and operator of radio stations, from 1990 to 1995; was Deputy General Counsel of Home Shopping Network from 1988 to 1990; and an associate at Skadden, Arps, Slate, Meagher and Flom from 1986 to 1988 and at Vinson & Elkins from 1984 to 1986. He is currently a member of the Board of Directors of CTI Towers, Inc. and was Chairman of the Board of Directors of Eaton Towers until the end of 2019, at which time the Company was sold. He also served as a director of Nexamp, Inc. from 2011-2016. Mr. Eisenstein is a graduate of Georgetown University and holds an M.B.A. from The Wharton School and a J.D. from the University of Pennsylvania Law School.

Mr. Eisenstein was selected to serve as a director on our Board due to his extensive management and transactional experience in the tower and telecommunications industries.

Richard J. Ganong has been a director of ours since June 2018 and is a member of our Audit Committee. Mr. Ganong has more than 25 years of experience in the financial services industry with a focus on venture capital and hedge fund investing. He was a Partner at the Tudor Investment Corporation from 1993 to 2009, an internationally recognized diversified investment management firm, and was a founding General Partner of the Tudor Venture Group which managed a series of funds providing growth capital to private companies in various information technology industries. Mr. Ganong was the Senior Vice President of Development and Alumni Relations at Bowdoin College from 2014 to 2016 and most recently founded Five Pine Partners, where he focuses on advising and investing in emerging companies in the information technology, consumer and food sectors. Mr. Ganong also is an emeritus member of the Board of Overseers at The Tuck School at Dartmouth. He is currently a member of the Board of Directors for The Maine Technology Institute, The Gulf of Maine Research Institute, and Wolfe's Neck Center for Agriculture and the Environment. Mr. Ganong holds a Bachelor of Arts from Bowdoin College and an M.B.A. from the Tuck School at Dartmouth.

Mr. Ganong was selected to serve as a director on our Board due to his extensive investment background and his corporate advisory experience.

John C. Kennedy has been a director of ours since June 2018 and is a member of our Compensation and Nominating and Corporate Governance Committees. Mr. Kennedy is the founder and CEO of Platform Science, Inc., an emerging company in the connected vehicle and transportation technology space. Previously, he was the President of Qualcomm Enterprise Services and the President of Omnitracs, Inc. Mr. Kennedy is a veteran of News Corp., where he served as Executive Vice President of Operations—Digital Media, from 2009 –to 2012. From 2007 to 2008 he served as Executive Vice President of Strategy and Corporate Development at Fox Interactive Media and began his career at Fox as a Senior Vice President of Corporate Development at Fox Networks Group, where he was part of the joint Fox/NBC Universal team that created the joint venture now known as “Hulu.” His background includes multiple leadership and strategic roles with technology start-ups, including satellite broadband start-up Teledesic, pioneering online video site Load Media Network, where Mr. Kennedy served as Chief Executive Officer, Leap Wireless, and Wireless Facilities International. He began his business career as a venture capital associate with Idanta Partners. Mr. Kennedy retired as a Commander in the U.S. Navy Reserves in 2016, after serving as a founding team member of DiUX, the Department of Defense's recently established Silicon Valley presence. He served on the staff of U.S. Senator John McCain; the Aide de Camp to the vice chairman of the Joint Chiefs of Staff; and was a naval aviator in the first Gulf War. Mr. Kennedy holds a B.S. in Economics and Engineering from the United States Naval Academy and an M.B.A. from the Harvard Business School, and was a Legis Fellow of the Brookings Institution.

Mr. Kennedy was selected to serve as a director on our Board due to his deep operating and investment background in telecommunications and technology.

Liane J. Pelletier has been a director of ours since June 2012, is the Independent Lead Director of our Board of Directors and a member of our Nominating and Corporate Governance and Compensation Committees. Ms. Pelletier has over 25 years of experience in the telecommunications industry. From October 2003 through April 2011, she served as the Chief Executive Officer and Chairman of Alaska Communications Systems, and prior to that time served as the former Senior Vice President of Corporate Strategy and Business Development for Sprint Corporation. Ms. Pelletier earned her M.S. in Management at the Sloan School of Business at the Massachusetts Institute of Technology and a B.A. in Economics, magna cum laude, from Wellesley College. Ms. Pelletier currently serves as Chairman of the Nominating and Corporate Governance Committee of the Board of Expeditors International (EXPD), she serves on the Audit and Compensation Committees at Frontdoor, Inc. (FTDR) and also serves on the board of the National Association of Corporate Directors (“NACD”). Ms. Pelletier is a NACD Board Leadership Fellow and has earned the CERT Certificate in Cybersecurity Oversight from the Software Engineering Institute of Carnegie Mellon.

Ms. Pelletier was selected to serve as a director on our Board due to her expertise in the telecommunications industry, her history as a chief executive officer and her experience in guiding and advising on business strategy.

Charles J. Roesslein has been a director of ours since April 2002 and is the Chair of our Audit Committee. He has been a director of National Instruments Corporation since July 2000 and is the Co-Founder of Austin Tele-Services Partners, LP, a telecommunications provider, for whom he served as Chief Executive Officer from 2004 to January 2016. He is a retired officer of SBC Communications. Mr. Roesslein previously served as Chairman of the Board of Directors, President and Chief Executive Officer of Prodigy Communications Corporation from June of 2000 until December of 2000. He served as President and Chief Executive Officer of SBC-CATV from October 1999 until May 2000, and as President and Chief Executive Officer of SBC Technology Resources from August 1997 to October 1999.  Mr. Roesslein holds a B.S. in Mechanical Engineering from the University of Missouri-Columbia and a master’s degree in Finance from the University of Missouri-Kansas City.

Mr. Roesslein was selected to serve as a director on our Board due to his financial expertise, and previous senior positions held with other telecommunications companies. Mr. Roesslein is qualified as an “audit committee financial expert” as defined in applicable SEC rules.

Information About Our Executive Officers

The following table sets forth information regarding our executive officers as of April 29, 2020:

Name	Age	Position
Michael T. Prior	55	Chairman and Chief Executive Officer
Justin D. Benincasa	58	Chief Financial Officer
Brad W. Martin	44	Executive Vice President, Business Operations
William F. Kreisher	58	Senior Vice President, Corporate Development
Mary M. Mabey	38	Senior Vice President, General Counsel and Secretary

Our executive officers are elected annually by our Board. Set forth below is biographical information about each of our executive officers.

Michael T. Prior. Mr. Prior’s biography appears in the section entitled “Directors of the Registrant” herein.

Justin D. Benincasa is our Chief Financial Officer. Prior to joining us in May 2006, Mr. Benincasa was a Principal at Windover Development, LLC since 2004. From 1998 to 2004, he was Executive Vice President of Finance and Administration at American Tower Corporation, a leading wireless and broadcast communications infrastructure company, where he managed finance and accounting, treasury, IT, tax, lease administration and property management. Prior to that, he was Vice President and Corporate Controller at American Radio Systems Corporation and held accounting and finance positions at American Cablesystems Corporation. Mr. Benincasa holds an M.B.A. from Bentley University and a Bachelor of Arts from the University of Massachusetts.

Brad W. Martin is our Executive Vice President, Operations. Prior to joining us in April 2018, he previously served as Chief Operating Officer for Senet Inc., a leading “low power wide area” network (“LPWAN”) operator and global service provider. From 2013 through 2015, Mr. Martin served as Senior Vice President and Chief Quality Officer with Extreme Networks, a global leader in software-driven networking solutions for enterprise and service provider customers. From 2008 to 2013, Mr. Martin served as Vice President of Engineering Operations and Quality with Siemens Enterprise Communications and Enterasys Networks, delivering voice and data networking hardware and software solutions to global enterprises. Mr. Martin holds a Bachelor of Science, Mechanical Engineering from the University of Maine.

William F. Kreisher is our Senior Vice President, Corporate Development. Prior to joining us in 2007, Mr. Kreisher was Vice President—Corporate Development at Cingular Wireless (now AT&T Mobility) since 2004. He was part of the corporate development team at Cingular since its formation and spent five years at BellSouth before that as a Director of Finance, the acting Chief Financial Officer of its broadband and video division, and as a senior manager in its mergers and acquisitions group. Mr. Kreisher is a more than 25-year veteran of the telecommunications industry, having also worked with MCI Telecommunications and SITA/Equant. Mr. Kreisher holds an M.B.A. from Fordham University and a Bachelor of Arts degree from the Catholic University of America.

Mary M. Mabey is our Senior Vice President, General Counsel and Secretary. Ms. Mabey joined the Company’s legal department in 2009 and was appointed General Counsel in March 2018, previously serving as our Deputy General Counsel. Prior to joining us, Ms. Mabey was with the law firm of Edwards Angell Palmer & Dodge LLP (now Locke Lord LLP) in Boston, where she advised public and private companies in domestic and international transactions on corporate and securities law matters, merger, acquisition and financing transactions, corporate governance, and other general corporate matters. Ms. Mabey received a Bachelor of Arts from the University of Notre Dame and a Juris Doctor from the University of Texas School of Law.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of their initial ownership and of changes in ownership of our equity securities and provide us with copies of those reports. To our knowledge, based solely on review of the copies of such forms furnished to us and written representations from our executive officers and directors, for the fiscal year ended December 31, 2019, all Section 16(a) reports applicable to our executive officers, directors and 10% stockholders were timely filed except that one transaction that occurred on June 4, 2019 was filed late on Form 5 for all directors.

Audit Committee

Our Board has a standing Audit Committee, the members of which are Charles J. Roesslein, chair, Dr. Bernard J. Bulkin and Richard J. Ganong. Our Board has determined that each current member of the Audit Committee meets the financial literacy requirements of the Nasdaq Stock Market (“Nasdaq”). It has also determined that Mr. Roesslein, who is currently the Chair of the Audit Committee, qualifies as an “audit committee financial expert” under the rules of the SEC and meets the financial sophistication requirements of Nasdaq. In addition, our Nominating and Corporate Governance Committee has determined that each of the current members of our Audit Committee is independent under applicable Nasdaq and SEC rules for audit committee members.

Code of Ethics

We have a written Code of Ethics that applies to all of our employees and agents, including, but not limited to, our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. Our Code of Ethics, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Audit Committee Charter are available on our website at ir.atni.com and may be obtained free of charge upon request by writing to us at ATN International, Inc., Attn: Secretary, 500 Cummings Center, Suite 2450, Beverly, MA 01915.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Compensation Committee has responsibility for establishing, implementing and maintaining the compensation program for our executive officers. For the purposes of this Compensation Discussion and Analysis, “named executive officers” and “executives” refers to the individuals who served as our Chief Executive Officer and Chief Financial Officer during the fiscal year ended December 31, 2019, as well as the other individuals included in the Summary Compensation Table below.

Compensation Philosophy

The primary objective of our executive compensation program is to attract, retain and reward executive officers who contribute to our long-term success and to maintain a reasonably competitive compensation structure as compared with similarly situated companies. We seek to align compensation with the achievement of business objectives and individual and Company performance. The annual cash bonus opportunity together with equity compensation that we provide our executive officers are our main incentive compensation tools to accomplish this alignment, as described below.

A core principle of our compensation philosophy is that a successful compensation program requires the application of judgment and subjective determinations of individual performance. While we do assign an indicative weight to individual and general Company performance in determining an executive officer’s compensation, we do not apply a strictly formulaic or mathematical approach to our compensation program. Our Compensation Committee retains discretion to apply its judgment to adjust and align each individual element of our compensation program with the broader objectives of our compensation program and the overall performance and condition of the Company at the time final compensation decisions are made. We believe that our relatively lean management structure, the level of communications between our Board and our senior management team and our corporate culture make this approach an effective method of determining compensation.

Our Compensation Committee does consider the compensation of executive officers at other companies in order to assess the compensation that we offer our executive officers, as discussed below.

Role of Compensation Consultant

Our Compensation Committee has retained the advisory services of Compensia, Inc. (“Compensia”), a national executive compensation consulting firm. For the past five years, Compensia has assisted the Compensation Committee with the identification of a relevant peer group and competitive market compensation data regarding the compensation of our named executive officers and directors as compared with the peer group. Compensia does not generally provide any other services to the Compensation Committee, except as may be requested from time to time with respect to specific matters and as described below.

In 2019, the Compensation Committee asked Compensia to gather peer group data, give advice on any possible changes to the peer group based on that data and update the Compensation Committee on recent or pending changes to the rules and industry trends on executive compensation. In 2020, the Company asked Compensia to gather compensation information with respect to certain subsidiary management roles in the Company’s US Telecom segment.

Compensia works at the direction of, and reports directly to, the Compensation Committee, which may replace the compensation consultant or hire additional advisors at any time. Compensia does not perform any services for the Company unless directed to do so by the Compensation Committee. Based on an analysis of the various factors set forth in the rules of the SEC, the Compensation Committee does not believe that its relationship with Compensia or the work of Compensia on behalf of the Compensation Committee have raised any conflicts of interest, and the Compensation Committee believes that Compensia is independent.

External Sources

Generally, we seek to offer executive compensation that is reasonably competitive with telecommunications and to a lesser extent, renewable energy companies, of a similar size. Defining a relevant “peer group” for us has been historically difficult because we have the complexity and geographic diversity (and attendant travel demands) of large multi-national companies but have similar total revenues and market capitalization to companies that tend to be focused on a very limited geographic area and provide limited services. Nonetheless, we believe that comparisons to certain other companies can provide us with useful information regarding appropriate compensation of our named executive officers and directors.

For 2019, our Compensation Committee updated its peer group selection as follows and referred to the executive compensation paid at the following group of companies:

8 x 8	Gogo	RingCentral
Bandwidth Inc.	GTT Communication	Shenandoah Telecommunications
Boingo Wireless	Iridium Communications	Switch Inc.
Cincinnati Bell	ORBCOMM Inc.	ViaSat
Cogent Communications	Pattern Energy Group	Vonage Holdings
Consolidated Communications

Our Compensation Committee believes that these companies provide it with helpful indicators of competitive executive compensation levels and pay mix because, as a group, they had the following characteristics that are similar to ours: (1) they are telecommunications or energy companies; (2) several of them have both wireless and wireline operations; (3) several of them are of similar size to the Company; and (4) several have a mix of domestic and international operations. However, finding close peers for the Company is difficult because the Company’s diverse group of operations in wide-ranging international and domestic geographies adds a level of complexity above that of the Company’s single-market or single-industry peers. Indeed, some of our telecommunications industry peers have much higher revenue than the Company as a whole. Our Compensation Committee regards comparisons of us to these companies as reference points only—as such, we did not seek to establish any benchmark in reference to these companies or to require changes in our executive compensation to match changes in those companies’ compensation.

Role of Chief Executive Officer in Compensation Decisions

At the end of the year, our Chief Executive Officer evaluates the performance of our other named executive officers and makes compensation recommendations to our Compensation Committee based upon those evaluations. Our Board has delegated to our Compensation Committee full discretion in its determination of the compensation to be paid to our Chief Executive Officer and our other named executive officers, including discretion to modify the recommendations of our Chief Executive Officer in determining the type and amounts of compensation paid to each named executive officer. The Compensation Committee interacts directly with the Chief Executive Officer to evaluate his performance, in addition to conducting its own independent assessment of his performance and the performance of the Company during the year.

Elements of Compensation

Overview

Our executive compensation program is focused on three separate elements:

•	base salary;

•	annual cash bonuses; and

•	equity awards.

Other than as described below, our Compensation Committee does not have any specific policies or targets for the allocation or “pay mix” of these compensation elements.

Base Salary

We seek to set the base salary of each executive at a level that is competitive, taking into account the overall compensation history of the particular executive and our other executives and the base salaries paid by similarly situated companies for such roles. In addition to merit-based changes when warranted, our Compensation Committee generally believes that base salaries should increase annually at a rate that is generally commensurate with cost-of-living adjustments, as represented by indicators like the Consumer Price Index. In addition to merit-based changes, larger increases (or decreases) may be made based on a change in the responsibilities of the executive. Factors such as the expansion or contraction of the Company and the financial condition and prospects of the Company may also influence annual salary adjustments. From time to time, comparative market factors also may cause the Compensation Committee to make increases above or below the normal cost-of-living adjustment.

Below is a chart showing the base salary rates for 2019 for our named executive officers, in comparison to those in effect in 2018. For 2019, the Committee decided to provide basic cost-of-living increases for Messrs. Prior, Benincasa, and Kreisher. No base salary increase was provided to Mr. Martin for 2019 pursuant to the terms of his hiring in May 2018. Ms. Mabey’s base salary was adjusted in 2019 to better align her base salary to that of others in the chief legal officer role in the Company’s peer group.

Named Executive Officer	2019	2018	Annualized Percent Increase from 2018
Michael T. Prior	$630,000	$615,000	2.4%
Justin D. Benincasa	$380,000	$370,000	2.7%
Brad W. Martin (1)	$325,000	$325,000	--
William F. Kreisher	$277,000	$270,000	2.6%
Mary M. Mabey (2)	$260,000	$235,000	10.6%

(1)	The salary for Mr. Martin for the year ended December 31, 2018 represents his annual salary following his appointment as Executive Vice President, Business Operations in April 2018.

(2)	The salary for Ms. Mabey for the year ended December 31, 2018 represents her annual salary following her promotion to Senior Vice President and General Counsel in March 2018.

Annual Cash and Equity Bonuses

Annual Cash Bonus

We believe that a substantial bonus opportunity, as measured as a percentage of the executive’s base salary, motivates executive performance because it makes a significant amount of the executive’s overall compensation contingent upon individual and Company performance. Further, such approach enables the Company to avoid a higher fixed cost of annual base salaries and gives us the ability to control a major piece of compensation expense if the Company ever experiences a business reversal.

For 2019, the annual bonus opportunity for each of our named executive officers was as follows:

Named Executive Officer	2019 Annual Bonus Opportunity Expressed as % of Base Salary
Michael T. Prior	100%
Justin D. Benincasa	75%
Brad W. Martin	60%
William F. Kreisher	50%
Mary M. Mabey	50%

At the end of the year, the Compensation Committee makes an overall assessment of the quality of each named executive officer’s performance during the year. For named executive officers other than the Chief Executive Officer, this assessment is based largely on discussions between the Compensation Committee and the Chief Executive Officer. As noted above, the Compensation Committee interacts directly with the Chief Executive Officer to evaluate his performance, in addition to conducting its own independent assessment of his performance and the performance of the Company during the year. For 2019, the target amounts of the bonuses were unchanged from 2018 levels, based upon the Compensation Committee’s assessment that such targets were reasonable and appropriate.

Although broad performance objectives are identified at the beginning of each year as a means to align individual behavior with Company objectives, it is communicated to each executive that the Compensation Committee always has the full discretion to determine the extent to which bonuses will be paid or not, regardless of the achievement of any such objectives. For named executive officers, the actual amount of annual cash bonus awarded for 2019 was based on a highly subjective review of a number of factors that are each assigned a recommended weight for each executive, which varies based on the roles and duties of each individual. In general, the Compensation Committee believes that annual bonuses should be tied to overall Company performance such as significant strategic developments (as assessed by the Compensation Committee) and financial performance, particularly for the most senior members of our management team, such as our Chief Executive Officer and Chief Financial Officer.

Our corporate performance has historically been reviewed by reference to year-over-year consolidated Company performance and our Compensation Committee will take note of additional significant overall Company achievements or weaknesses which may or may not have impacted or been reflected in the Company’s financial or operational results. For 2019, the weight assigned to each performance factor generally ranged from approximately 35-50% for Company operational and financial performance, 35-50% for individual achievements, including accomplishment of individual goals set for the 2019 fiscal year, and 15% for general individual performance, including overall quality of the individual’s work performance throughout the year. While these weight ranges are presented to the Compensation Committee by our Chief Executive Officer as a guide in connection with his assessment of our executives’ performance during the year, actual bonus awards are subject to the Compensation Committee’s discretion to increase or decrease such amount or weight range for each performance metric based on the Compensation Committee’s review of each individual’s performance and relevant job responsibilities. For the Chief Executive Officer, the Committee generally assigns a higher weight to Company performance than the foregoing range indicates.

Typically, the Company has paid bonuses at levels at or below the target opportunity with the Compensation Committee treating the bonus opportunity percentage as more of a ceiling. For 2019, we paid the annual bonuses to our named executive officers described under the column entitled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for the reasons described below.

Our Chief Executive Officer was paid an annual bonus of $525,000, representing 83% of his 2019 annual target bonus opportunity. In determining the annual bonus award for the Chief Executive Officer, and, to a lesser extent, all named executive officers, the Compensation Committee considered a number of factors, including the following: (i) the expansion of free cash flow in excess of internal goals and forecasts, (ii) success meeting or exceeding certain other financial metrics, (iii) the slow rate of progress and other strategic initiatives related to the Company’s renewable energy business in India, (iv) the failure to adequately achieve market share gains in certain of the Company’s markets, (v) losses in some earlier stage investments, (vi) the strengthening of the Company’s financial capacity, (vii) growth in high speed internet subscribers, and (viii) several significant operational efficiencies and improvements and risk mitigation actions completed over the course of the year. The Compensation Committee also noted the relatively lower returns for stockholders in 2019, particularly compared to the broader market, but generally has a philosophy of awarding bonuses based on Company and management operating and strategic execution, as the equity compensation awards made in recent years to management are appropriately impacted by positive or negative returns on the Company’s common stock. This approach is buttressed by the officer and director stock ownership guidelines adopted by the Board.

In reviewing with the Chief Executive Officer the recommendations for annual bonuses to be paid to the other executives, the Compensation Committee considered each named executive officer’s contribution to achieving the Company’s financial performance and strategic goals, using the weight ranges described above as a general guide.

Our Chief Financial Officer was paid an annual bonus of $245,000, or 86% of his 2019 annual target bonus opportunity. The Compensation Committee noted, among other things, in recognizing his performance for the 2019 year: (i) the completion of a new revolving credit facility on favorable terms, (ii) his work to ensure the expansion of free cash flow including improving capital and operating expense management, (iii) strong work by the Company’s accounting functions adopting and implementing new standards and internal reporting improvements, and (iv) support for several successful major initiatives at the operating subsidiary level.

Brad W. Martin, our Executive Vice President of Operations, was awarded an annual bonus of $170,000, or 87% of his annual bonus opportunity for 2019. Among other things, the Compensation Committee considered the number and quality of operational improvements undertaken by Mr. Martin and his team including in the areas of information technology, customer care, and marketing strategy. The Compensation Committee also noted his attention to productivity improvements more broadly.

The Compensation Committee determined to pay the following annual bonuses to the other named executive officers and took particular note of the additional factors described below:

•	William F. Kreisher, $111,000 or 80% of his 2019 annual target bonus opportunity, reflecting his support for several major operating and strategic initiatives; and

•	Mary M. Mabey, $112,000 or 86% of her 2019 annual target bonus opportunity, reflecting her efforts supporting and leading a number of strategic contract negotiations, guiding regulatory activities in multiple markets and assisting in the implementation of a major new credit facility.

Annual Equity Awards

Under our 2008 Plan, we may grant stock options, restricted stock and other equity awards to our directors, consultants and employees, including our named executive officers. Awards made under the 2008 Plan may be granted subject to conditions and restrictions, including vesting requirements, achievement of performance goals and forfeiture and recapture of shares upon certain events. Our Compensation Committee, composed entirely of independent non-employee directors, grants awards to our employees under our 2008 Plan. Our Chief Executive Officer also has authority to make limited grants under the 2008 Plan to employees of the Company.

In addition to annual equity awards to our officers, we have awarded significant equity compensation in connection with the hiring or promotions of named executive officers. For new hires, the awards typically are made at the next regularly scheduled Compensation Committee meeting following the hire or promotion. In general, we award restricted stock and stock options with time-based vesting schedules of four years, and, in the case of stock options, having a term of 10 years. Since 2013, the majority of the equity awards granted by the Compensation Committee have been in the form of restricted stock and restricted stock units and the Compensation Committee has not granted option awards to our named executive officers. This year, the Compensation Committee again granted equity awards in the form of restricted stock units. The Committee believes restricted stock units are more in line with our peers than grants of shares of restricted stock, and given the Company’s disciplined, long-term approach to its investing and operating strategy, are a better tool for aligning, incentivizing, retaining and rewarding our named executive officers. The Compensation Committee, however, continues to consider other equity-linked incentives from time to time.

On March 11, 2020, the Compensation Committee granted the following equity compensation to the Company’s named executive officers as compensation for each executive’s 2019 achievements and general performance of the Company, as described in our Annual Cash Bonus disclosure above:

Restricted Stock Unit Awards
Michael T. Prior	27,250
Justin D. Benincasa	10,650
Brad W. Martin	7,660
William F. Kreisher	6,550
Mary M. Mabey	6,400
Total	58,510

In keeping with its practice adopted in the 2019 year, after noting the fairly wide swings in share prices that occurred in the weeks leading up to the equity award determination and similar movements in previous years, the Compensation Committee determined the number of restricted stock units to award each recipient by reference to the average closing price for the Company’s common stock for the 20 trading days up to and including the Friday prior to its meeting date, or March 6, 2020. For this year, this had the effect of making the number of shares of the average stock award to executives and other employees lower than it would have been using the dollar value on the date of grant as had been done in previous years because the 20-day average was significantly higher than the closing price on the date of grant. While it retains complete discretion to change this approach, the Compensation Committee anticipates continuing to use this method in future years which may result in higher or lower average grants in any given year than under the date of grant approach, as it believes that this practice is a fair approach to dealing with the positive or negative impact of short term movements in the Company’s share price.

In approving the annual cash bonus and equity incentive awards, the Compensation Committee assesses the risks associated with the adoption of these awards, including the performance measures and goals for the awards, and concluded that the restricted stock unit grant awards described above would not be likely to encourage excessive risk taking, as the restricted stock unit awards typically vest ratably over a period of four years. While the Compensation Committee believes it is an important policy of the Board to seek to keep the aggregate shares underlying outstanding stock options, unvested restricted stock and unvested restricted stock units at a reasonable level in relation to our outstanding equity (calculated on a fully diluted basis), the Compensation Committee believes that equity compensation will remain a critical recruitment, retention and incentive tool.

Retirement, Benefits and Other Arrangements

In 2008, we adopted a deferred compensation plan for our then existing executives. This plan is intended to provide retirement income to certain of our executives, including some of our named executive officers (who were executives at the time the plan was adopted). It was adopted to offset a reduction in our annual contributions to these executives’ accounts under our 401(k) retirement plan that we instituted as a result of the consolidation of our 401(k) plan with similar plans of companies that we acquired. Under this plan, we make bi-weekly credits equal to 8% of the executive’s then current base salary to an account on behalf of the executive. In addition to these quarterly credits, although we have historically not done so, we may make additional credits in our sole discretion. See the description of the deferred compensation plan under the caption Non-Qualified Deferred Compensation Plan for additional information regarding the deferred compensation plan. Executives hired after 2008 do not participate in this plan. Except for this plan, our named executive officers currently do not receive any benefits, including retirement, medical and dental, life and disability insurance, that are not also available to all of our employees.

Severance Agreements

In March 2019, we entered into amended executive agreements with each of our named executive officers that provide severance benefits. These severance agreements provide each executive with severance pay upon termination as described therein in exchange for standard covenants of confidentiality, non-competition, non-solicitation and non-circumvention for a one year-period following termination and a standard release and waiver of claims. In the event of a termination by the Company without “cause” or by the executive for “good reason” and in the absence of a “change in control” (each as defined in the agreements), each executive would be entitled to (i) severance pay in the amount of one times (and in the case of the Chief Executive Officer, one and a half times) his or her base salary and (ii) COBRA continuation coverage at a rate equal to the rate paid by active employees during the 12 months following the termination (18 months in the case of the Chief Executive Officer). In the event of a termination by the Company without “cause” or by the executive for “good reason” either three months prior to, or 12 months (18 months in the case of the Chief Executive Officer) following, a change in control (as defined in the amended severance agreements), such executive would be entitled to (i) severance pay in the amount of one times (and in the case of the Chief Executive Officer, one and a half times) his or her base salary, (ii) such executive’s maximum target incentive compensation for such year (and in the case of the Chief Executive Officer, one and a half times such target), excluding any eligible amounts of equity compensation, (iii) COBRA continuation coverage at a rate equal to the rate paid by active employees during the 12 months following the termination (18 months in the case of the Chief Executive Officer) and (iv) the immediate vesting of all restricted stock, restricted stock units or stock options held by such executive.

Stock Ownership Guidelines

We maintain stock ownership guidelines for our executive officers and our directors to further align the interests of management and our directors with those of our stockholders. The ownership guidelines require stock ownership having a “target dollar value,” which consists of the value of common stock owned by the executive officer or director as a multiple of that executive officer’s base salary or the director’s annual cash retainer, as shown in the table below:

Position	Individual Guideline Level
Chief Executive Officer	5x annual base salary

All other Executive Officers	2x annual base salary

Non-Executive Directors	2x annual retainer

“Target dollar value” generally is based on the number of (i) shares of common stock and (ii) vested shares of restricted stock units with respect to which delivery of an equivalent number of underlying shares has been deferred, in each case “beneficially owned” (as defined by the SEC in Rule 13d-3 promulgated under the Exchange Act) by the executive officer or director, and does not include unvested shares of restricted stock, unvested restricted stock units, performance share units, or unexercised stock options. The value is computed as of the last trading day of each fiscal year, based on the closing price of our common stock as reported on Nasdaq, rounded to the nearest 100 shares.

For the calculation of satisfaction of the guideline for non-executive directors, the value of the annual retainer includes amounts payable to such director for annual stock or cash compensation, but does not include any additional retainer paid as a result of service as a Board chair, lead independent director, committee chair or committee member.

Unless and until an executive officer or non-executive director has satisfied his or her applicable guideline level, the executive officer or non-executive director is required to retain an amount equal to 75% of the net shares received as the result of the exercise, vesting or payment of any Company equity awards granted to the executive officer or non-executive director. “Net shares” means those shares that remain after shares are sold or withheld, as the case may be, to (i) pay any applicable exercise price for an equity award (e.g., stock options, stock appreciation rights) or (ii) satisfy any immediate withholding taxes arising in connection with the exercise, vesting or payment of an equity award (e.g., stock options, stock appreciation rights, restricted stock units, restricted stock).

All of our named executive officers and directors, other than Messrs. Eisenstein, Ganong, Kennedy, and Martin and Ms. Mabey, each of whom first became non-executive directors or executive officers in 2018 or 2019, were in compliance with the policy as of December 31, 2019.

Our Insider Trading and Anti-Hedging Policy expressly states that directors, officers and employees are prohibited from engaging in “short sales” or any hedging or monetization transactions, including through the use of financial instruments such as prepaid variable forward contracts, equity swaps, collars and exchange funds.

‘‘Say on Pay’’ Advisory Approval of Executive Compensation

At our 2017 Annual Meeting, stockholders voted on a non-binding and advisory basis, and the Board elected, to hold an advisory vote of stockholders to approve the compensation of our named executive officers every three years. Stockholders will again being asked this year, on an advisory basis, to approve the compensation of our named executive officers at our 2020 Annual Meeting of Stockholders. While the approval is advisory and non-binding in nature, the Board and Compensation Committee value the opinion of stockholders and will consider this outcome as an indication as to whether stockholders agree that our executive compensation programs use appropriate structures and policies that are effective in achieving our Company’s goals and objectives.

Compensation Committee Report

Each member of the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, we recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

By the Compensation Committee

Martin L. Budd, Chair

John C. Kennedy

Liane J. Pelletier

Executive Compensation Tables

2019 Summary Compensation Table

The table below summarizes the total compensation paid to, or earned by, each of our named executive officers for each of the fiscal years ended December 31, 2019, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Stock Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Michael T. Prior	2019	630,000	525,000	1,393,000	75,523	2,623,523
Chairman and Chief Executive Officer	2018	615,000	554,000	1,617,660	85,474	2,872,134
	2017	600,000	375,000	1,495,770	123,242	2,594,012

Justin D. Benincasa	2019	380,000	245,000	540,484	46,747	1,212,231
Chief Financial Officer	2018	370,000	250,000	627,000	49,818	1,296,818
	2017	360,000	210,000	546,400	64,662	1,181,062

Brad W. Martin(3)	2019	325,000	170,000	317,604	11,200	823,804
Executive Vice President Business Operations	2018	212,500	121,000	397,500	4,875	735,875

William F. Kreisher	2019	277,000	111,000	351,036	36,633	775,670
Senior Vice President,	2018	270,000	122,000	407,550	38,464	838,014
Corporate Development	2017	264,000	93,000	361,990	48,703	767,693

Mary M. Mabey(4)	2019	260,000	112,000	306,460	10,774	689,234
Senior Vice President, General Counsel and Corporate Secretary	2018	225,500	107,000	156,750	11,513	497,763

(1)	The amounts in this column reflect the grant date fair value presented in accordance with FASB ASC Topic 718, of awards granted pursuant to our equity incentive plans. Stock awards are valued at their grant date fair value. Does not include restricted stock unit grants made on March 11, 2020 for 2019 achievements. A discussion of the assumptions used in determining grant date fair value may be found in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(2)	The amounts in this column reflect matching contributions made by us to each of the named executive officers pursuant to the ATN International, Inc. 401(k) Plan, contributions made by us to a non-qualified deferred compensation plan for Messrs. Prior, Benincasa and Kreisher, and dividends earned on unvested restricted stock awards.

(3)	Mr. Martin joined us in April 2018. His annual salary and performance based cash bonus included in the table above for the 2018 fiscal year represent amounts actually paid based on partial year service and have not been annualized.

(4)	Ms. Mabey joined the Company in 2009 and was appointed General Counsel in March 2018, previously serving as our Deputy General Counsel. Her annual salary and performance based cash bonus included in the table above for the 2018 fiscal year represent amounts actually paid to her during 2018.

Grants of Plan-Based Awards

The table below sets forth additional information regarding stock awards granted to our named executive officers during the fiscal year ended December 31, 2019:

	Grant	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock
Name	Date	Threshold(1)	Target	Maximum(1)	Units(2)	Awards ($)(3)
Michael T. Prior		-	$630,000	-
	3/13/19				25,000	1,393,000
Justin D. Benincasa		-	$285,000	-
	3/13/19				9,700	540,484
Brad W. Martin		-	$195,000	-
	3/13/19				5,700	317,604
William F. Kreisher		-	$138,500	-
	3/13/19				6,300	351,036
Mary M. Mabey		-	$130,000	-
	3/13/19				5,500	306,460

(1)	There are no threshold or maximum payouts established under the Company’s non-equity incentive plan.
(2)	These securities vest ratably on March 13, 2020, 2021, 2022 and 2023.
(3)	The amounts in this column reflect the grant date fair value of awards determined as set forth in footnote 1 to our Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End 2019

The table below sets forth additional information regarding stock awards granted to our named executive officers that were outstanding as of December 31, 2019.

			Stock Awards
			Restricted Shares and Units
			That Have Not Yet Vested
Name	Grant Date		Number of Shares	Market Value ($)(2)
Michael T. Prior(1)	3/13/19		25,000	1,384,750
	3/7/18		19,350	1,071,797
	3/8/17		10,950	606,521
	3/9/16		5,475	303,260

Justin D. Benincasa(1)	3/13/19		9,700	537,283
	3/7/18		7,500	415,425
	3/8/17		4,000	221,560
	3/9/16		2,000	110,780

Brad W. Martin(1)	3/13/19		5,700	315,723
	4/30/18	(3)	7,500	415,425

William F. Kreisher(1)	3/13/19		6,300	348,957
	3/7/18		4,875	270,026
	3/8/17		2,650	146,784
	3/9/16		1,325	73,392

Mary M. Mabey(1)	3/13/19		5,500	304,645
	3/7/18		1,875	103,856
	3/8/17		675	37,388
	3/9/16		350	19,387

(1)	Unless otherwise noted, grants vest 25% annually commencing one year from the date of grant.
(2)	Valued at $55.39 per share, the closing price of our common stock on December 31, 2019.
(3)	One-half of this grant will vest on April 30, 2020 with the remaining shares vesting ratably on April 30, 2021 and 2022.

Option Exercises and Stock Vested

The table below sets forth information with respect to our named executive officers regarding all options that were exercised and restricted stock that vested during 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Michael T. Prior	-	-	22,650	1,249,937

Justin D. Benincasa	-	-	8,775	484,302

Brad W. Martin	-	-	-	-

William F. Kreisher	-	-	5,750	317,347

Mary M. Mabey	-	-	2,012	111,080

(1)	Reflects the market value of the shares based on the closing price of our common stock on the vesting date.

Non-Qualified Deferred Compensation Plan

The following table sets forth contributions by us to our deferred compensation plan for fiscal 2019.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
Michael T. Prior	—	50,400	138,196	—	787,784
Justin D. Benincasa	—	30,400	70,208	—	450,269
Brad W. Martin(2)	—	—	—	—	—
William F. Kreisher	—	22,160	70,581	—	365,040
Mary M. Mabey(2)	—	—	—	—	—

(1) The amounts reported in this column are reported for fiscal 2019 in the “All Other Compensation” column of the Summary Compensation Table.

(2) Mr. Martin and Ms. Mabey are not participants in our deferred compensation plan.

(3) The amounts in this column that relate to previous years’ registrant contributions and aggregate earnings were previously reported as “other compensation” to the named executive officers in the Summary Compensation Table for prior years.

Effective as of December 5, 2008, we adopted a non-qualified deferred compensation plan for our then existing executive officers. This plan is intended to provide retirement income to our executive officers and was adopted to offset a reduction in our annual contributions to those executives’ accounts under our 401(k) retirement plan that we instituted as a result of the consolidation of our 401(k) plan with similar plans of companies that we acquired. Accordingly, we do not expect to add newly hired executives to this plan. Under this plan, we make bi-weekly credits equal to 8% of the executive officer’s then current base salary to an account in the plan on behalf of the executive. In addition to these bi-weekly credits, the Compensation Committee may make additional credits in its sole discretion. Credits to such executive officer’s account under the plan will be deemed to be invested in one or more investment funds selected by the executive officer. Overall investment return is dependent upon the performance of each executive officer’s selected investment alternatives. Credits will be fully vested at all times and the executive officers will have a non-forfeitable interest in the balance of their respective accounts. Benefits under the plan are payable upon a separation from service in a cash lump sum or in accordance with a fixed schedule elected by the executive officer. Distributions may be made prior to the executive officer’s separation from service only for certain financial hardship reasons. The plan is intended to be compliant with Section 409A of the Internal Revenue Code of 1986, as amended, and to constitute a non-qualified, unfunded executive benefit plan.

Potential Payments Upon Termination or Change of Control

We have entered into severance agreements with each of our named executive officers. For a description of these agreements, please see “Severance Agreements” above. The following table sets forth the estimated payments and benefits that would be provided to each of the named executive officers, upon termination or a termination following a change in control. The payments and benefits were calculated assuming that the triggering event took place on December 31, 2019, the last business day of our fiscal year, and using the closing market price of our common stock on that date, $53.39.

Named Executive Officer	Event	Salary & Other Cash Payment(1)	COBRA Benefits	Acceleration of Vesting of Certain Equity	Vesting of Stock Awards	Total
Michael T. Prior	Termination Without Cause or for Good Reason	$1,732,784	$40,293	N/A	$—	$1,773,077
	Change in Control Termination	2,677,784	42,293	100%	4,179,140	6,897,218
Justin D. Benincasa	Termination Without Cause or for Good Reason	830,269	27,580	N/A	—	857,849
	Change in Control Termination	1,115,269	27,580	100%	1,593,331	2,736,179
Brad W. Martin	Termination Without Cause or for Good Reason	325,000	27,911	N/A	—	352,911
	Change in Control Termination	520,000	27,911	100%	536,475	1,084,306
William F. Kreisher	Termination Without Cause or for Good Reason	642,040	27,580	N/A	—	669,620
	Change in Control Termination	780,540	27,580	100%	1,044,338	1,852,458
Mary M. Mabey	Termination Without Cause or for Good Reason	260,000	26,657	N/A	—	286,657
	Change in Control Termination	390,000	26,657	100%	351,355	786,012

(1)	Includes payments under our Non-Qualified Deferred Compensation Plan not triggered by any severance arrangement and payable to the employee upon any termination or resignation of employment.

Pay Ratio Disclosure

Pursuant to rules adopted pursuant to the Dodd-Frank Act, we have included in this Form 10-K/A disclosure of a reasonable estimate of the Chief Executive Officer to median employee pay ratio for 2019 annual compensation.  We identified the median employee based on 2019 taxable wages for all individuals, excluding our Chief Executive Officer, employed by us on December 31, 2019 (whether employed on a full-time, part-time, or seasonal basis). For such employees, we annualized the compensation for any full-time employees not employed for the entire 2019 fiscal year, but not for any part-time employees.  Other than as set forth above, we did not make any assumptions, adjustments, or estimates with respect to taxable wages. After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the 2019 Summary Compensation Table set forth elsewhere in this Form 10-K/A.  The annual total compensation of our median employee for 2019 was $36,388.  As disclosed in the Summary Compensation Table, our Chief Executive Officer’s annual total compensation for 2019 was $2,623,523.  Based on the foregoing, our estimate of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees was 72:1.

The foregoing calculation reflects employees located in all of the Company’s operating jurisdictions.  At year end, we had approximately 600 employees in the United States and the United States Virgin Islands, and approximately 1,000 employees internationally, principally in Bermuda, the Cayman Islands, Guyana and India, with employees and contractors in Guyana accounting for over half of our employees outside of the United States.  For purposes of this calculation, we excluded 3 employees in Canada, approximately 35 employees in India and 4 employees in Singapore, as they represent less than 5% of our employee population.  After excluding these employees, we had approximately 950 international employees.  Our estimate, using the same compensation measure of taxable wages, of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of our United States employees (excluding the Chief Executive Officer) is 30:1.

In order to give some context to the median annual employee compensation, information regarding the gross domestic product (GDP) per capita for the Company’s main operating areas, as reported by The World Factbook, as published by the Central Intelligence Agency, including estimates of GDP for the most recent year available, is set forth below. This information regarding GDP per capita is deemed to be furnished and not filed.

Country	GDP per capita
Bermuda	$99,400
Cayman Islands	58,808
Guyana	8,100
U.S. Virgin Islands	37,000
United States	59,800

DIRECTOR COMPENSATION

Our Compensation Committee has the responsibility of reviewing and making recommendations to the Board regarding director compensation. We use a combination of cash and stock-based incentive compensation to attract and retain qualified directors. In setting director compensation, we consider the time demand and the requisite knowledge and expertise required for our directors to effectively fulfill their duties and responsibilities to us and our stockholders. We also consider the compensation set by our peer companies in our determination of director compensation.

2019 Director Compensation Table

The table below summarizes the compensation paid to, or earned by, our non-employee directors for the fiscal year ended December 31, 2019. Mr. Michael Prior, our Chairman and Chief Executive Officer, does not receive any compensation for his Board service beyond the compensation he receives as an executive officer of the Company:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation	Total ($)
Martin L. Budd	65,000	115,718	--	180,718
Bernard J. Bulkin	69,000	115,718	--	184,718
James S. Eisenstein(2)	33,333	76,014	--	109,347
Richard J. Ganong	60,000	115,718	--	175,718
John C. Kennedy	60,500	115,718	--	176,218
Liane J. Pelletier	82,500	115,718	--	198,218
Charles J. Roesslein	76,000	115,718	--	191,718

(1)	The amounts in this column reflect the grant date fair value calculated in accordance with FASB ASC Topic 718, of awards granted pursuant to our Non-Employee Directors Compensation Policy and our 2008 Plan. Actual shares issued based on the average closing price for the Company’s common stock for the 20 trading days up to and including May 31, 2019. This had the effect of making the dollar value of the stock award lower than the $120,000 retainer as described below.

(2)	Mr. Eisenstein joined our Board in October 2019. His annual fees and retainer included in the table above for the 2019 year represent amounts actually paid based on partial year service and have not been annualized.

Retainers

For the fiscal year ended December 31, 2019, our non-employee directors (excluding our Chairman) received an annual retainer of $170,000 (consisting of $50,000 in cash and $120,000 in stock). After noting the fairly wide swings in share prices that occurred in the weeks leading up to the equity award determination and similar movements in previous years, the Compensation Committee determined the number of shares to award each non-employee director by reference to the average closing price for the Company’s common stock for the 20 trading days up to and including the Friday prior to its meeting date, or May 31, 2019 (or in the case of Mr. Eisenstein, October 4, 2019). While it retains complete discretion to change this approach, the Compensation Committee anticipates continuing to use this method in future years which may result in higher or lower average grants in any given year than under the date of grant approach, as it believes that this practice is a fair approach to dealing with the positive or negative impact of short term movements in the Company’s share price.

In addition to the retainers, members of the Audit, Compensation and Nominating and Corporate Governance Committees (other than the Chairs of such committees) received additional annual cash payments of $10,000, $7,500 and $3,000, respectively, and the Chairs of the Audit, Compensation and Nominating and Corporate Governance Committees received annual cash payments of $23,000, $15,000 and $9,000, respectively. Our Lead Independent Director also receives an additional annual cash retainer of $25,000.

Compensation Committee Interlocks and Insider Participation

During or prior to the fiscal year ended December 31, 2019, no member of our Compensation Committee was an officer or employee of ours or our subsidiaries or, to our knowledge, had relationships requiring disclosure under the SEC rules. In making these statements, we have relied in part upon representations of those directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2019:

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Warrants, Options and Rights	Weighted Average Exercise Price of Outstanding Warrants, Options and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders:
2008 Equity Incentive Plan	15,000	50.33	722,631

Equity compensation plans not approved by security holders:	____-_	___-_	____-__
Total	15,000	50.33	722,631

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us as of April 10, 2020 (unless otherwise indicated in the footnotes to this table) with respect to the shares of our common stock that were beneficially owned as of such date by:

•	each of our current directors;

•	each of our named executive officers as listed in the Summary Compensation Table herein;

•	all of our current directors and executive officers as a group; and

•	each person (including any partnership, syndicate or other group) known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

The number of shares beneficially owned by each person listed below includes any shares that the person has a right to acquire on or before June 9, 2020 by exercising stock options or other rights to acquire shares. For each person listed below, the percentage set forth under “Percent of Class” was calculated based on 15,979,034 shares of common stock outstanding on April 10, 2020, plus any shares that person could acquire upon the exercise of any other rights exercisable on or before June 9, 2020. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to the shares shown as beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o ATN International, Inc., 500 Cummings Center, Suite 2450, Beverly, MA 01915.

	Shares Beneficially Owned
Beneficial Owners	Number	Percent of Class
Current Directors and Named Executive Officers:
Michael T. Prior(1)	545,927	3.42%
Martin L. Budd(2)	6,191	*
Bernard J. Bulkin	7,131	*
James S. Eisenstein	1,354	*
Richard J. Ganong	3,921	*
John C. Kennedy	3,921	*
Liane J. Pelletier	13,188	*
Charles J. Roesslein(3)	11,183	*
Justin D. Benincasa(4)	38,577	*
William F. Kreisher(5)	38,377	*
Brad W. Martin	746	*
Mary M. Mabey(6)	3,913	*
All Current Directors and Executive Officers as a group (12 persons)(7)	674,429	4.22%
5% Stockholders:
Cornelius B. Prior, Jr.(8)	4,218,662	26.40%
BlackRock, Inc.(9)	1,753,643	10.97%
Dimensional Fund Advisors LP(10)	1,322,228	8.27%
The Vanguard Group(11)	1,128,572	7.06%

*	Less than 1%.

(1)	Includes 369,956 shares owned by the Michael T. Prior 2013 Trust and 132,454 shares owned by the Lauren T. Prior 2013 Trust, for each of which Mr. Prior serves as trustee; as well as 5,475 shares of restricted stock which vest on March 8, 2021. Also includes 8,041 shares held by the RP 2014 Trust, 7,741 shares held by the WP 2015 Trust and 8,141 shares held by the JP 2018 Trust. Mr. Prior serves as trustee of each trust and disclaims beneficial ownership of all shares held by the trusts.

(2)	Includes 353 shares held by Mr. Budd’s spouse.

(3)	All shares are owned jointly with Mr. Roesslein’s spouse.

(4)	Includes 31,806 shares owned by the Justin D. Benincasa Revocable Trust, for which Mr. Benincasa serves as trustee and 2,000 shares of restricted stock which vest on March 8, 2021.

(5)	Includes 35,292 shares held jointly with Mr. Kreisher’s spouse and 1,325 shares of restricted stock which vest on March 8, 2021.

(6)	Includes 2,167 shares held jointly with Ms. Mabey’s spouse and 337 shares of restricted stock which vest on March 8, 2021.

(7)	See footnotes (1) through (6).

(8)	Based on information contained in this holder’s Schedule 13G/A filed with the Securities and Exchange Commission (“SEC”) on February 14, 2020. Mr. Prior has sole voting and dispositive power with respect to 4,218,162 shares and shared voting and dispositive power with respect to 500 shares. The business address for Mr. Prior is 5521 Curacao Gade, St. Thomas, Virgin Islands 00802.

(9)	Based on information contained in this holder’s Schedule 13G/A filed with the SEC on February 4, 2020. Blackrock, Inc. (“Blackrock”) has sole voting power with respect to 1,722,392 shares and sole dispositive power with respect to 1,753,643 shares. The address of Blackrock is 55 East 52nd Street, New York, New York 10055.

(10)	Based on information contained in this holder’s Schedule 13G/A filed with the SEC on February 12, 2020. Dimensional Fund Advisors LP (“Dimensional”) has sole voting power with respect to 1,273,959 shares and sole dispositive power with respect to 1,322,228 shares. The address of Dimensional is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(11)	Based on information contained in this holder’s Schedule 13G/A filed with the SEC on February 12, 2020. The Vanguard Group (“Vanguard”) has sole voting power with respect to 10,380 shares, shared voting power with respect to 2,271 shares, sole dispositive power with respect to 1,117,057 shares and shared dispositive power with respect to 11,515 shares. Includes 9,244 shares beneficially owned by Vanguard’s wholly-owned subsidiary Vanguard Fiduciary Trust Company (“VFTC”) as a result of VFTC’s serving as investment manager of collective trust accounts and 3,407 shares beneficially owned by Vanguard’s wholly-owned subsidiary Vanguard Investments Australia, Ltd. (“VIA”) as a result of VIA’s serving as investment manager of Australian investment offerings. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PERSON TRANSACTIONS

Policy on Related Person Transactions

Our Board has a written Related Person Transaction Policy that sets forth our policies and procedures for the reporting, review, and approval or ratification of each related person transaction. Our Audit Committee is responsible for implementing this policy and determining whether any related person transaction is in our best interests. The policy applies to transactions and other relationships that would need to be disclosed as related person transactions pursuant to SEC rules. In general, these transactions and relationships are defined as those involving a direct or indirect interest of any of our executive officers, directors, nominees for director and 5% stockholders, as well as specified members of the family or household of any of these individuals or stockholders, where we or any of our affiliates have participated in the transaction(s) as a direct party or by arranging the transaction(s) and the transaction(s) involves more than $100,000 in any calendar year. The policy also provides that certain types of transactions are deemed to be pre-approved or ratified, as applicable by our Audit Committee.

In October 2014, our U.S. Virgin Islands business, Choice Communications, LLC (“Choice”), entered into a tower lease with Tropical Tower Ltd (“Tropical Tower”), an entity 90% owned by Mr. C.B. Prior, Jr., our then Chairman, and currently a 5% stockholder. When aggregated with amounts that Choice currently pays to Tropical Tower for an existing tower lease entered into in April 2012, Choice will pay approximately $117,000 per year in rental payments to Tropical Tower. Each tower lease has an initial term of five years, with two additional five-year renewal periods and has provisions for an increase in rent by 5% each year.

Our Audit Committee approved the specific structure and terms of the Choice lease, as negotiated by Choice management, and unanimously approved the arrangement described above in accordance with the terms of our Related Person Transaction Policy.

In addition, in connection with Mr. C.B. Prior, Jr.'s retirement from the Board, effective as of June 12, 2018, our Compensation Committee determined that, in recognition of Mr. C.B. Prior, Jr.'s pre-retirement service to the Company, we would provide to Mr. C.B. Prior, Jr. following his retirement (i) COBRA benefits for a period of 18 months, (ii) office space for use for a period of three years with an approximate value of $33,600 per year and (iii) a gift of the Company car used by Mr. C.B. Prior, with an approximate value of $12,000.

Director Independence

Nasdaq rules require that a majority of our directors be “independent” and that we maintain a minimum three-person audit committee and a two-person compensation committee whose members satisfy heightened independence requirements. Pursuant to Nasdaq rules, independence is evaluated using both a subjective test and various objective standards, such as that the director is not an employee of the Company. Under the subjective test, a director qualifies as “independent” if our Board, upon the recommendation of our Nominating and Corporate Governance Committee and after evaluating the objective standards referenced above, affirmatively determines that the director does not have a relationship with us, an affiliate of ours, or otherwise that, in the opinion of the Board, would interfere with the exercise of independent judgment in discharging his or her duties as a director.

Our Nominating and Corporate Governance Committee and the Board have determined that Messrs. Budd, Eisenstein, Ganong, Kennedy, Roesslein, Dr. Bulkin and Ms. Pelletier are independent for purposes of applicable SEC and Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fees and Services

The following table presents the aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018:

	2019	2018
Audit Fees(1)	$4,159,757	$4,326,021
Tax Fees(2)	155,500	112,500
All Other Fees(3)	5,700	4,800
Total Fees	$4,320,957	$4,443,321

(1)	Represents fees for professional services rendered for the audits of our consolidated financial statements, audits of certain subsidiaries and assistance with various documents filed with the SEC.
(2)	Represents fees for tax compliance and consulting services.
(3)	Represents fees for compensation surveys and access to online technical accounting and reporting research materials.

Audit Committee Pre-Approval Policy and Procedures

In accordance with its written charter, our Audit Committee pre-approves all audit and permissible non-audit services, including the scope of contemplated services and the related fees that are to be performed by PricewaterhouseCoopers LLP, our independent auditor. The Audit Committee’s pre-approval of permissible non-audit services involves consideration of the impact of providing such services on PricewaterhouseCoopers LLP’s independence. The Audit Committee is also responsible for ensuring that any approved non-audit services are disclosed to stockholders in our reports filed with the SEC.

For 2019 and 2018, all of the audit, tax and all other fees listed in the table above were approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The financial statements and report of the independent registered public accounting firm have been included in Part IV, Item 15 of the Form 10-K.

(2)	Financial Statement Schedules. All financial statement schedules have been included in Part IV, Item 15 of the Form 10-K.

(3)	Exhibits. The exhibits listed below include exhibits submitted with this Form 10-K/A as filed with the SEC and those incorporated by reference to other filings.

EXHIBIT INDEX

2.1		Purchase Agreement, effective as of September 30, 2015, by and among Caribbean Asset Holdings, LLC, National Rural Utilities Cooperative Finance Corporation, ATN VI Holdings, LLC and ATN International, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended September 30, 2015 filed on November 9, 2015).
2.2		Amendment No. 1 to the Purchase Agreement, dated as of July 1, 2016, by and among National Rural Utilities Cooperative Finance Corporation, Caribbean Asset Holdings, LLC, ATN VI Holdings, LLC, and ATN International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file No. 001-12593) for the quarterly period ended June 30, 2016 filed on August 9, 2016).
2.3		Transaction Agreement, dated as of October 5, 2015, by and among ATN International, Inc., ATN Caribbean Holdings, Ltd., ATN Bermuda Holdings Ltd., KeyTech Limited and Chancery Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on October 6, 2015).
3.1		Restated Certificate of Incorporation of ATN International, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-62416) filed on June 6, 2001).
3.2		Certificate of Amendment to the Restated Certificate of Incorporation of ATN International, Inc., as filed with the Delaware Secretary of State on August 14, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended June 30, 2006 filed on August 14, 2006).
3.3		Certificate of Amendment to the Company’s Restated Certificate of Incorporation, filed June 10, 2016 and effective June 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K (File No. 001-12593) filed on June 27, 2016).
3.4		Amended and Restated By-Laws, effective as of February 27, 2017 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2018 filed on February 28, 2019).
4.1	**	Description of ATN International, Inc. securities registered pursuant to Section 12 of the Exchange Act.
10.1	*	ATN International, Inc. 1998 Stock Option Plan (as amended May 24, 2007 incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-12593) filed on April 30, 2007).
10.2	*	Director’s Remuneration Plan as amended as of November 2, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-62416) filed on June 6, 2001).

10.3	*	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (File No. 333-62416) filed on June 6, 2001).
10.4	*	2005 Restricted Stock and Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-62416) filed on May 24, 2005).
10.5	*	ATN International, Inc. 2008 Equity Incentive Plan, as amended and restated (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-12593) filed on May 2, 2011).
10.6	*	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2008 Equity Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).
10.7	*	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001- 12593) filed on May 21, 2008).
10.8	*	Form of Notice of Grant of Incentive Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001- 12593) filed on May 21, 2008).
10.9	*	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001- 12593) filed on May 21, 2008).
10.10	*	Deferred Compensation Plan for Select Employees of ATN International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on January 6, 2009).
10.11		Fourth Amended and Restated Credit Agreement dated as of December 19, 2014 by and among the Company, as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, Fifth Third Bank, as a Joint Lead Arranger, MUFG Union Bank, N.A., as a Joint Lead Arranger and an Issuing Lender, the Guarantors named therein and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on December 23, 2014).
10.12		Amendment, Consent and Confirmation Agreement, dated January 11, 2016, by and among ATN International, Inc., as Borrower, CoBank, ACB, as Administrative Agent, and the Guarantors and other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on January 15, 2016).
10.13		Agreement between the Government of the Co-Operative Republic of Guyana and Atlantic Tele- Network, Inc., dated June 18, 1990 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended March 31, 2006 filed on May 15, 2006).
10.14		Amendment to the Agreement between the Government of the Co-Operative Republic of Guyana and ATN International, Inc., dated November 2, 2012 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2012 filed on March 18, 2013).
10.15		Loan Agreement, dated as of July 1, 2016, by and among ATN VI Holdings, LLC, Caribbean Asset Holdings LLC, and Rural Telephone Finance Cooperative (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended June 30, 2016 filed on August 9, 2016).
10.16		Limited Waiver of Net Leverage Ratio dated as of February 27, 2018, between ATN VI Holdings, LLC and the Rural Telephone Finance Cooperative (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-12593) filed on February 28, 2018).
10.17		Limited Waiver of Net Leverage Ratio dated as of February 25, 2019, between ATN VI Holdings, LLC and the Rural Telephone Finance Cooperative (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-12593) filed on February 28, 2019)
10.18	**	Limited Waiver of Net Leverage Ratio dated as of February 26, 2020, between ATN VI Holdings, LLC and the Rural Telephone Finance Cooperative.

10.19		Form of Severance Agreement with Non-CEO Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on March 19, 2019).
10.20		Form of Severance Agreement with Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on March 19, 2019).
10.21		Third Amendment and Confirmation Agreement dated as of April 10, 2019 by and among the Company, as Borrower, CoBank, ACB, as Administrative Agent, the Guarantors named therein and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on April 16, 2019).
10.22	#	Network Build and Maintenance Agreement, dated as of July 31, 2019, by and between Commnet Wireless, LLC, a wholly owned subsidiary of ATN International, Inc., and AT&T Mobility LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended September 30, 2019 filed on November 8, 2019).
10.23		Offer Letter by and between ATN International, Inc. and Brad W. Martin, dated April 4, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on April 19, 2018).
10.24		Consent and Waiver between Rural Telephone Finance Cooperative, Caribbean Asset Holdings, LLC and DTR Holdings, LLC, dated May 7, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on May 9, 2018).
10.25		Form of Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on May 9, 2018).
10.26		Consent and Waiver between Rural Telephone Finance Cooperative, Caribbean Asset Holdings, LLC and DTR Holdings, LLC, dated August 3, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on August 8, 2018).
10.27		Purchase and Sale Agreement by and between Ahana Renewables, LLC and CleanCapital Holdco 4, LLC, dated as of September 9, 2018, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on September 9, 2018).
21	**	Subsidiaries of ATN International, Inc.
23.1	**	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.
31.1	**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.
31.3	***	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.
31.4	***	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.
32.1	****	Certification of Principal Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	****	Certification of Principal Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page for the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.

** Filed with the Form 10-K filed by ATN International, Inc. on March 2, 2020.

*** Filed herewith.

**** The certifications in Exhibit 32.1 and Exhibit 32.2 are furnished with the Form 10-K filed by ATN International, Inc. on March 2, 2020 and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates them by reference.

# Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on the 29th day of April, 2020.

ATN International, Inc.
By:	/s/ Michael T. Prior
Michael T. Prior
Chairman, President and Chief Executive Officer