Form 10-Q
period 2020-03-31
ATN International, Inc.
filed 2020-05-11
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, the registrant had outstanding 15,981,046 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended March 31, 2020

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations including the impact of the novel coronavirus pandemic, COVID-19, on the global economy and on our business, liquidity and operations; our future revenue, operating income expectations and capital expenditures; the competitive environment in our key markets, demand for our services and industry trends; the timing and impact of the CAF II federal support revenues and the FirstNet transaction; the impact of digital enhancements; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of our operations, including operating margins, revenues, capital expenditures, and the future growth and retention of our major customers and subscriber base and consumer demand for solar power; (2) our ability to maintain favorable roaming arrangements, receive roaming traffic and satisfy the needs and demands of our major wireless customers; (3) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes in the telecommunications industry; (4) government regulation of our businesses, which may impact our FCC and other telecommunications licenses or our renewables businesses; (5) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (6) economic, political and other risks and opportunities facing our operations, including the severity and length of the impact of COVID-19 on the global economy and on our business; (7) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (8) our ability to expand and obtain funding for our renewable energy business; (9) our ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (10) the occurrence of weather events and natural catastrophes; (11) increased competition; (12) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (13) our continued access to capital and credit markets; and (14) the risk of currency fluctuation for those markets in which we operate. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020, as amended by Amendment No. 1 to the 2019 Annual Report on Form 10-K filed with the SEC on April 29, 2020, and as may be updated by our Quarterly Reports on Form 10-Q and the other reports we file from time to time with the SEC. Except as required by law, the Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$145,913	$161,287
Restricted cash	1,072	1,071
Short-term investments	104	416
Accounts receivable, net of allowance for credit losses of $12.7 million and $12.7 million, respectively	45,246	35,904
Inventory, materials and supplies	5,399	5,253
Prepayments and other current assets	37,608	24,792
Total current assets	235,342	228,723
Fixed Assets:
Property, plant and equipment	1,246,452	1,237,555
Less accumulated depreciation	(653,525)	(631,974)
Net fixed assets	592,927	605,581
Telecommunication licenses, net	93,687	93,686
Goodwill	60,691	60,691
Customer relationships, net	7,014	7,441
Operating lease right-of-use assets	65,515	68,763
Other assets	53,416	65,841
Total assets	$1,108,592	$1,130,726
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3,750	$3,750
Accounts payable and accrued liabilities	66,307	74,093
Dividends payable	2,722	2,721
Accrued taxes	9,625	8,517
Current portion of operating lease liabilities	11,179	11,406
Advance payments and deposits	19,861	19,182
Total current liabilities	113,444	119,669
Deferred income taxes	7,545	8,680
Operating lease liabilities, excluding current portion	53,721	56,164
Other liabilities	59,028	57,454
Long-term debt, excluding current portion	81,775	82,676
Total liabilities	315,513	324,643
Commitments and contingencies (Note 14)
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,365,847 and 17,324,858 shares issued, respectively, 15,979,034 and 16,001,937 shares outstanding, respectively	172	172
Treasury stock, at cost; 1,386,813 and 1,322,921 shares, respectively	(54,358)	(51,129)
Additional paid-in capital	189,667	188,471
Retained earnings	538,161	541,890
Accumulated other comprehensive income	(7,884)	(3,282)
Total ATN International, Inc. stockholders’ equity	665,758	676,122
Non-controlling interests	127,321	129,961
Total equity	793,079	806,083
Total liabilities and equity	$1,108,592	$1,130,726

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

(In thousands, Except Per Share Data)

	Three months ended March 31,
	2020	2019
REVENUE:
Communication services	$107,896	$100,465
Other	3,009	2,835
Total revenue	110,905	103,300
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	28,113	27,888
Engineering and operations	18,489	19,032
Sales, marketing and customer service	9,504	9,390
General and administrative	24,923	23,816
Transaction-related charges	44	40
Depreciation and amortization	22,518	20,718
Loss on disposition of long-lived assets	15	302
Total operating expenses	103,606	101,186
Income from operations	7,299	2,114
OTHER INCOME (EXPENSE)
Interest income	243	928
Interest expense	(1,156)	(1,281)
Other expenses	(2,901)	187
Other income (expense), net	(3,814)	(166)
INCOME BEFORE INCOME TAXES	3,485	1,948
Income tax provisions	1,109	1,213
NET INCOME	2,376	735
Net income attributable to non-controlling interests, net of tax expense of $0.3 million and $0.4 million, respectively.	(3,390)	(2,316)
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(1,014)	$(1,581)
NET LOSS PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(0.06)	$(0.10)
Diluted	$(0.06)	$(0.10)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,001	16,001
Diluted	16,001	16,001
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.17	$0.17

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$2,376	$735
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,425)	237
Unrealized loss on derivatives	(177)	(61)
Other comprehensive income (loss), net of tax	(4,602)	176
Comprehensive income (loss)	(2,226)	911
Less: Comprehensive income attributable to non-controlling interests	(3,390)	(2,316)
Comprehensive loss attributable to ATN International, Inc.	$(5,616)	$(1,405)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In Thousands, Except Per Share Data)

					Accumulated	Total
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2019	$172	$(51,129)	$188,471	$541,890	$(3,282)	$676,122	$129,961	$806,083
Purchase of 62,892 shares of common stock	—	(3,229)	—	—	—	(3,229)	—	(3,229)
Stock-based compensation	—	—	1,196	—	—	1,196	(36)	1,160
Dividends declared on common stock ($0.17 per common share)	—	—	—	(2,715)	—	(2,715)	(4,220)	(6,935)
Repurchase of non-controlling interests	—	—	—	—	—	—	(1,774)	(1,774)
Comprehensive income:
Net income (loss)	—	—	—	(1,014)	—	(1,014)	3,390	2,376
Other comprehensive income	—	—	—	—	(4,602)	(4,602)	—	(4,602)
Total comprehensive income (loss)	—	—	—	—	—	(5,616)	3,390	(2,226)
Balance, March 31, 2020	$172	$(54,358)	$189,667	$538,161	$(7,884)	$665,758	$127,321	$793,079

Balance, December 31, 2018	$172	$(48,547)	$181,778	$563,593	$(1,609)	$695,387	$127,937	$823,324
Purchase of 28,242 shares of common stock	—	(1,569)	—	—	—	(1,569)	—	(1,569)
Stock-based compensation	—	—	1,301	—	—	1,301	—	1,301
Dividends declared on common stock ($0.17 per common share)	—	—	—	(2,693)	—	(2,693)	(1,553)	(4,246)
Repurchase of non-controlling interests	—	—	—	—	—	—	(225)	(225)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	488	488
Comprehensive income:
Net income (loss)	—	—	—	(1,581)	—	(1,581)	2,316	735
Other comprehensive income	—	—	—	—	176	176	—	176
Total comprehensive income (loss)	—	—	—	—	—	(1,405)	2,316	911
Balance, March 31, 2019	$172	$(50,116)	$183,079	$559,319	$(1,433)	$691,021	$128,963	$819,984

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$2,376	$735
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	22,518	20,718
Provision for doubtful accounts	1,260	1,285
Amortization of debt discount and debt issuance costs	126	160
Stock-based compensation	1,160	1,301
Deferred income taxes	(1,135)	(1,914)
Loss on equity investments	1,775	—
(Gain) loss on disposition of long-lived assets	15	302
Unrealized loss on foreign currency	739	(64)
Other non-cash activity	—	(17)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(10,887)	(9,102)
Materials and supplies, prepayments, and other current assets	431	90
Prepaid income taxes	399	5,158
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(4,055)	(3,188)
Accrued taxes	355	1,620
Other assets	298	324
Other liabilities	84	1,362
Net cash provided by operating activities	15,459	18,770
Cash flows from investing activities:
Capital expenditures	(14,061)	(17,641)
Hurricane rebuild capital expenditures	—	(123)
Purchases of strategic investments	(2,768)	(10,000)
Purchase of short-term investments	—	(5,000)
Proceeds from sale of short-term investments	—	141
Net cash used in investing activities	(16,829)	(32,623)
Cash flows from financing activities:
Dividends paid on common stock	(2,721)	(2,720)
Distributions to non-controlling interests	(4,220)	(1,540)
Payment of debt issuance costs	(1,010)	—
Principal repayments of term loan	(938)	(949)
Stock-based compensation share repurchases	(1,625)	(1,569)
Purchases of common stock- share repurchase plan	(1,600)	—
Repurchases of non-controlling interests	(1,774)	(225)
Investments made by minority shareholders in consolidated affiliates	—	488
Net cash used in financing activities	(13,888)	(6,515)
Effect of foreign currency exchange rates on cash and cash equivalents	(115)	15
Net change in cash, cash equivalents, and restricted cash	(15,373)	(20,353)
Total cash, cash equivalents, and restricted cash, beginning of period	162,358	192,907
Total cash, cash equivalents, and restricted cash, end of period	$146,985	$172,554
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$8,393	$8,129

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

The Company is a holding company that, directly and through its subsidiaries, owns and operates telecommunications businesses in North America, the Caribbean and Bermuda as well as a renewable energy business in India. The Company was incorporated in Delaware in 1987, began trading publicly in 1991 and spun off more than a half of its operations to stockholders in 1998. Since that time, the Company has engaged in many strategic acquisitions and investments to help grow its operations, using the cash generated from its established operating units to re-invest in its existing businesses, to make strategic investments in additional businesses, and to return cash to the Company’s investors. The Company has built, and seeks to maintain, resources to support its operating subsidiaries and to improve their customer acquisition, retention, and satisfaction while maintaining optimal operating efficiencies. The Company looks for businesses that offer growth opportunities or potential strategic benefits, but require additional capital investment in order to execute on their business plans. The Company holds controlling positions with respect to some of its investments and non-controlling positions in others. The Company’s investments in earlier stage businesses frequently offer a product and service development component in addition to the prospect of generating returns on its invested capital.

The Company has identified three operating segments to manage and review its operations and to facilitate investor presentations of its results. These three operating segments are as follows:

●	International Telecom. The Company’s international telecom segment offers services to other telecom providers (“Carrier Services”), such as international long-distance, roaming from other carriers’ customers roaming into the Company’s retail markets, and transport and access services, as well as fixed internet and voice services and retail mobility services to customers in Bermuda, Guyana and the US Virgin Islands. The Company also offers fixed video services in Bermuda, the Cayman Islands, and the US Virgin Islands. In addition, the international telecom segment offers managed information technology services to enterprise customers.

●	US Telecom. In the United States, the Company offers Carrier Services, including wholesale roaming services, site maintenance and the leasing of critical network infrastructure such as towers and transport facilities, as well as fixed and mobile communications services to the Company’s retail customers in the Southwestern United States, and communications services provided to enterprise customers.

●	Renewable Energy. In India, the Company provides distributed generation solar power to corporate, utility and municipal customers.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of March 31, 2020:

Segment	Services	Markets	Tradenames
International Telecom	Mobility	Bermuda, Guyana, US Virgin Islands	GTT+, One, Logic, Viya
	Fixed	Bermuda, Cayman Islands, Guyana, US Virgin Islands	GTT+, One, Logic, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	GTT+, One, Logic, Viya
	Managed Services	Bermuda, US Virgin Islands	Fireminds, One, Logic, Viya
US Telecom	Mobility	United States (rural markets)	Choice, Choice NTUA Wireless, Commnet, WestNet, Geoverse
	Fixed	United States	Commnet, Choice, Choice NTUA Wireless, Deploycom, WestNet
	Carrier Services		Commnet, Essextel
	Managed Services		Choice
Renewable Energy	Solar	India	Vibrant Energy

The Company actively evaluates potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, that meet its return on investment and other criteria. In addition, the Company considers non-controlling investments in earlier stage businesses that it considers strategically relevant, and which may offer long-term growth potential for the Company, either individually, or as research and development businesses that can support the Company’s operating subsidiaries in new product and service development and offerings. The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their revenues which is eliminated in consolidation. For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 13 to the Consolidated Financial Statements included in this Report.

COVID-19

In March 2020, the World Health Organization declared a novel strain of coronavirus, now referred to as COVID-19, as a pandemic, as the virus spread globally to multiple countries, including the United States and other countries in which the Company has substantial operations. The Company is continuing to monitor and assess the effects of the COVID-19 pandemic on its commercial operations, the safety of its employees and their families, its sales force and customers and any potential impact on the Company’s revenue in 2020.

The preparation of the condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis the Company evaluates estimates, judgments and methodologies. The Company assessed certain accounting matters and estimates that generally require consideration of forecasted financial information in context with the information and estimates reasonably available to the Company and the unknown future impacts COVID-19 as of March 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, the carrying value of its goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While the Company’s assessment did not indicate that there was a material impact to the Company’s consolidated financial statements as of and for the quarter ended March 31, 2020, the Company’s future assessments of the impacts of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent economic conditions normalize and more customary operating conditions resume. Actual results may materially differ from these estimates.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for such periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020, as amended by Amendment No. 1 to the 2019 Annual Report on Form 10-K filed with the SEC on April 29, 2020.

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries in which the Company holds controlling interests and certain entities which are consolidated in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) authoritative guidance on the consolidation of variable interest entities, since it is determined that the Company is the primary beneficiary of these entities.

Presentation of Revenue

The Company has changed its presentation of revenue in the Condensed Consolidated Statement of Operations and in the Selected Segment Financial Information tables. This change is intended to better align the Company’s financial performance with industry competitors and to facilitate a more constructive dialogue with the investment community.

Specifically, the previously disclosed revenue categories of wireless and wireline revenue are being represented as mobility, fixed and Carrier Services revenue within the Company’s segment information and are included within communications services revenue within its Statements of Operations. Managed services revenue, which was previously a component of wireline revenue, is now included in other revenue along with revenue from the Company’s Renewable Energy operations.

Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosure relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. The Company adopted ASU 2016-13 using the modified retrospective approach on its January 1, 2020 effective date. Refer to Note 3 of the Condensed Consolidated Financial Statements in this Report.

3. REVENUE RECOGNITION AND RECEIVABLES

Contract Assets and Liabilities

The Company recognizes contract assets and liabilities on its balance sheet. Contract assets represent unbilled amounts typically resulting from retail wireless contracts with both a multiyear service period and a promotional discount. In these contracts the revenue recognized exceeds the amount billed to the customer. The current portion of the contract asset is recorded in prepayments and other current assets and the noncurrent portion is included in other assets on the Company’s balance sheets.

Contract liabilities consist of advance payments and billings in excess of revenue recognized. Retail revenue for postpaid customers is generally billed one month in advance and recognized over the period that the corresponding service is rendered to customers. To the extent the service is not provided by the reporting date the amount is recognized as a contract liability. Prepaid service, including mobile voice and data services, sold to customers is recorded as deferred revenue prior to the commencement of services. Contract liabilities are recorded in advanced payments and deposits on the Company’s balance sheets.

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

The Company has certain wholesale roaming agreements that contain stand ready performance obligations and management allocates transaction value to performance obligations based on the standalone selling price. The standalone selling price is the estimated price the Company would charge for the good or service with similar customers in similar circumstances. Management determined the performance obligations were obligations to make the service continuously available and will recognize revenue evenly over the service period.

Contract assets and liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019	$ Change	% Change
Contract asset – current	$2,375	$2,413	$(38)	(2)%
Contract asset – noncurrent	816	905	(89)	(10)%
Contract liability – current	(19,371)	(15,044)	(4,327)	29%
Contract liability – noncurrent	(5,193)	(5,450)	257	(5)%
Net contract liability	$(21,373)	$(17,176)	$(4,197)	24%

The contract asset – current is included in prepayments and other current assets, the contract asset – noncurrent is included in other assets, and the contract liabilities are included in advance payments and deposits on the Company’s balance sheet. The increase in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and the FirstNet Transaction. During the three months ended March 31, 2020, the Company recognized revenue of $12.0 million related to its December 31, 2019 contract liability. During the three months ended March 31, 2020 the Company amortized $0.7 million of the December 31, 2019 contract asset into revenue. The Company did not recognize any revenue in the three months ended March 31, 2020 related to performance obligations that were satisfied or partially satisfied in previous periods.

Contract Acquisition Costs

The March 31, 2020 balance sheet includes current contract acquisition costs of $1.7 million in prepayments and other current assets and long term contract acquisition costs of $1.1 million in other assets. During the three months ended March 31, 2020, the Company amortized $0.5 million of contract acquisition cost.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear retail wireless contracts, which include a promotional discount, and the Company’s construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $353 million and $241 million at March 31, 2020 and December 31, 2019, respectively. The Company expects to satisfy the majority of the remaining performance obligations and recognize the transaction price within 24 months and the remainder thereafter.

The Company has certain retail, wholesale, and renewable energy contracts where transaction price is allocated to remaining performance obligations. However, the Company omits these contracts from its disclosure by applying the right to invoice, one year or less, and wholly unsatisfied performance obligation practical expedients.

Disaggregation

The Company's revenue is presented on a disaggregated basis in Note 13 based on an evaluation of disclosures outside the financial statements, information regularly reviewed by the chief operating decision makers for evaluating the financial performance of operating segments and other information that is used for performance evaluation and resource allocations. This includes revenue from communication services and other revenue. Communication Services revenue is further disaggregated into mobility, fixed, Carrier Services, and other services. Other revenue is further disaggregated into renewable energy and managed services. This disaggregation of revenue depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Receivables

The Company adopted ASU 2016-13 on January 1, 2020. The standard requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses is based on all relevant information including historical information, current conditions, and reasonable and supportable forecasts that affect the collectability of the amounts. We adopted ASU 2016-13 using the modified retrospective approach, however, there was no impact of adoption on retained earnings.

The standard impacted the Company’s calculation of credit losses from trade receivables. Historically, the Company recorded credit losses subsequent to the initial revenue transaction. After adoption of ASU 2016-13, the Company will record an estimate of future credit losses in conjunction with the revenue transaction based on the information available including historical experience and management’s expectations of future conditions. Those estimates will be updated as additional information becomes available. Our allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics. There is no significant impact to our operating results for the current period due to the adoption of this standard.

At March 31, 2020, the Company had gross accounts receivable of $57.9 million and an allowance for credit loss of $12.7 million. At January 1, 2020 the Company had gross accounts receivable of $48.6 million and an allowance for credit losses of $12.7 million. The Company monitors receivables through the use of historical operating data adjusted for expectation of future performance as appropriate. Activity in the allowance for credit losses is below:

Three months ended March 31, 2020

Balance at January 1, 2020	$12,724
Current period provision for expected losses	1,260
Write-offs charged against the allowance	(1,525)
Recoveries collected	208
Balance at March 31, 2020	$12,667

4. LEASES

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

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended March 31, 2020	Three months ended March 31, 2019
Operating lease cost:
Operating lease cost	$4,047	$3,516
Short-term lease cost	543	713
Variable lease cost	803	961
Total operating lease cost	$5,393	$5,190

Finance lease cost:
Amortization of right-of-use asset	$571	$593
Variable costs	272	296
Total finance lease cost	$843	$889

During the three months ended March 31, 2020 and 2019, the Company paid $3.5 million and $3.2 million, respectively, related to lease liabilities. During the three months ended March 31, 2020 the Company did not record any additional lease liabilities arising from ROU assets. During the three months ended March 31, 2019, the Company recorded $0.2 million of lease liabilities arising from ROU assets. At March 31, 2020, finance leases with a cost of $26.3 million and accumulated amortization of $10.0 million were included in property, plant and equipment. At December 31, 2019, finance leases with a cost of $25.9 million and accumulated amortization of $9.4 million were included in property, plant and equipment.

The weighted average remaining lease terms and discount rates as of March 31, 2020 and December 31, 2019 are noted in the table below:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	6.4 years	6.5 years
Financing leases	11.7 years	11.7 years

Weighted-average discount rate
Operating leases	5.1%	5.0%
Financing leases	n/a	n/a

Maturities of lease liabilities as of March 31, 2020 were as follows (in thousands):

Operating Leases
2020 (excluding the three months ended March 31, 2020)	$11,097
2021	13,748
2022	12,773
2023	10,561
2024	9,532
Thereafter	18,572
Total lease payments	76,283
Less imputed interest	(11,384)
Total	$64,899

Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

Operating Leases
2020	$14,526
2021	13,714
2022	12,787
2023	10,713
2024	9,671
Thereafter	18,355
Total lease payments	79,766
Less imputed interest	(12,195)
Total	$67,571

As of March 31, 2020, the Company did not have any material operating or finance leases that have not yet commenced.

5. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates relate to the allowance for credit losses, useful lives of the Company’s fixed and finite-lived intangible assets, allocation of purchase price to assets acquired and liabilities assumed in business combinations, fair value of indefinite-lived intangible assets, goodwill, assessing the impairment of assets, revenue, and income taxes. Actual results could differ significantly from those estimates. See Note 1 for a discussion of the impact of COVID-19 on the use of these estimates.

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

During the three months ended March 31, 2019 the Company spent $0.1 million for network restoration and resiliency enhancements that allowed the reconnection of a significant majority of affected households and businesses.  The Company’s wireline network restoration work is complete, however, whether the Company’s revenue recovers to pre-Hurricane levels will be impacted by population movements, the degree of negative economic impact of the Hurricanes on the local economy, and the Company’s subscriber base’s future appetite for wireline services.

7. FAIR VALUE MEASUREMENTS AND INVESTMENTS

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are summarized as follows (in thousands):

	March 31, 2020
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$—	$380	$—	$380
Money market funds	2,028	—	—	2,028
Short term investments	104	—	—	104
Other investments	—	—	12,996	12,996
Interest rate swap	—	(232)	—	(232)
Total assets and liabilities measured at fair value	$2,132	$148	$12,996	$15,276

	December 31, 2019
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$—	$380	$—	$380
Money market funds	2,329	—	—	2,329
Short term investments	416	—	—	416
Other investments	—	—	12,700	12,700
Interest rate swap	—	(56)	—	(56)
Total assets and liabilities measured at fair value	$2,745	$324	$12,700	$15,769

Certificate of Deposit

As of March 31, 2020 and December 31, 2019, this asset class consisted of a time deposit at a financial institution denominated in US dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of March 31, 2020 and December 31, 2019, this asset class consisted of a money market portfolio that comprises Federal government and US Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Short Term Investments and Commercial Paper

As of March 31, 2020 and December 31, 2019, these asset classes consisted of short term foreign and US corporate bonds, equity securities, and commercial paper. Corporate bonds and commercial paper are classified within Level 2 of the fair value hierarchy because the fair value is based on observable market data. Equity securities are classified within Level 1 because fair value is based on quoted market prices in active markets for identical assets. The Company held equity securities with a fair value of $0.1 million and $0.2 million at March 31, 2020 and December 31, 2019, respectively. Net income includes $0.1 million of losses for the quarter ended March 31, 2020. No gain or loss was recorded in the quarter ended March 31, 2019

Other Investments

In the first quarter of 2019, the Company made an investment in an early-stage venture through the acquisition of a convertible debt instrument. The Company elected to fair value the investment upon acquisition. At March 31, 2020, the fair value of the investment was $10.5 million and the Company recorded $0.3 million of income in the quarter ended March 31, 2020 from changes in the fair value of the investment. The asset is classified within Level 3 of the fair value hierarchy. The Company used the income approach to fair value the investment and the inputs consisted of a discount rate calculated based on the investment attributes and the probability of potential future scenarios occurring.

In the third quarter of 2019, the Company made a $14.4 million investment in a renewable energy partnership. The Company received an investment tax credit of $12.0 million from its equity method investment and will receive future cash distributions from the partnership’s operations. The Company elected the deferral method to account for the credit and elected the fair value option for the equity method investment. The Company’s investment had a fair value of $2.5 million at March 31, 2020, unchanged from December 31, 2019. The asset is classified within Level 3 of the fair value hierarchy. The Company used the income approach to fair value the investment and the inputs consisted of a discount rate and future cash flows calculated based on the investment attributes.

The Company also holds investments in equity securities consisting of non-controlling investment in privately held companies. These investments, over which the Company does not have the ability to exercise significant influence, are without readily determinable fair values. The investments are measured at cost, less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. The carrying value of the strategic investments was $2.1 million at March 31, 2020 and December 31, 2019. These investments are included with other assets on the consolidated balance sheets.

Equity Method Investments

In the first quarter of 2020, the Company increased its ownership in one investment of a privately held company to approximately 24% of the outstanding equity through an additional $2.8 million investment. With this investment the Company obtained the ability to exercise significant influence over the investee and will begin accounting for the investment under the equity method of accounting recording its share of the investee’s earnings or losses. The carrying value of the investment was $15.8 million at March 31, 2020. The value increased $0.3 million from the December 31, 2019 balance due to an additional investment of $2.8 million, $0.3 million of the Company’s share of investee losses, and currency losses of $2.2 million. The investment is included with other assets on the consolidated balance sheets.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using Level 2 inputs. During the three months ended March 31, 2020, the Company recorded $0.2 million of loss for changes in fair value of investment.

The fair value of long-term debt is estimated using Level 2 inputs. At March 31, 2020, the fair value of long-term debt, including the current portion, was $86.0 million and its book value was $85.5 million. At December 31, 2019, the fair value of long-term debt, including the current portion, was $86.9 million and its book value was $86.4 million.

8. LONG-TERM DEBT

On April 10, 2019, the Company entered into the 2019 Credit Facility, with CoBank, ACB and a syndicate of other lenders.  The 2019 Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $10.8 million of performance and standby letters of credit have been issued and remain outstanding and undrawn as of March 31, 2020.  The 2019 Credit Facility matures on April 10, 2024.

Amounts borrowed under the 2019 Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging between 1.25% to 2.25% or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.25%.  Swingline loans bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the higher of (x) the LIBOR for an interest period of one month and (y) the LIBOR for an interest period of one week; (ii) the Federal Funds Effective Rate (as defined in the 2019 Credit Facility) plus 0.50% per annum; and (iii) the Prime Rate (as defined in the 2019 Credit Facility). The applicable margin is determined based on the Total Net Leverage Ratio (as defined in the 2019 Credit Facility). Under the terms of the 2019 Credit Facility, we must also pay a fee ranging from 0.150% to 0.375% of the average daily unused portion of the 2019 Credit Facility over each calendar quarter.

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

As of March 31, 2020, the Company was in compliance with all of the financial covenants, had no outstanding borrowings and, net of the $10.8 million of outstanding performance and standby letters of credit, had $189.2 million of availability under the 2019 Credit Facility.

FirstNet Receivables Credit Facility

On March 26, 2020, Commnet Finance, a wholly owned subsidiary of Commnet Wireless, entered into a Receivables Credit Facility with the Company, Commnet Wireless, CoBank and ACB.

The Receivables Credit Facility provides for a senior secured delayed draw term loan in an aggregate principal amount of up to $75 million and the proceeds may be used to acquire certain receivables from Commnet Wireless. The receivables to be financed and sold under the Receivables Credit Agreement relate to the obligations of AT&T under the FirstNet Agreement. The delayed draw period will expire on December 31, 2021.

The maturity date for each loan will be set by CoBank and will match the weighted average maturity of the certain receivables financed.

Interest on the loans accrues at a rate based on (i) the LIBOR plus 2.50%, (ii) a base rate plus 1.50% or (iii) a fixed annual interest rate to be quoted by CoBank

The Receivables Credit Agreement contains customary events of termination, representations and warranties, affirmative and negative covenants and events of default customary for facilities of this type.

Viya Debt

The Company, and certain of its subsidiaries, have entered into a $60.0 million loan agreement with Rural Telephone Finance Cooperative (“RTFC” and such debt, the “Viya Debt”).  The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”).  This covenant is tested on an annual basis at the end of each fiscal year.  Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of the Company’s Viya subsidiaries and is guaranteed by the Company. With RTFC’s consent, the

Company funded the restoration of Viya’s network, following the Hurricanes, through an intercompany loan arrangement with a $75.0 million limit.  The Company was not in compliance with the Net Leverage Ratio covenant for the year ending December 31, 2019 and received a waiver from the RTFC on February 26, 2020.

The Company paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the Viya Debt.  The fee was recorded as a reduction to the Viya Debt carrying amount and is being amortized over the life of the loan.

As of March 31, 2020, $60.0 million of the Viya Debt remained outstanding and $0.6 million of the rate lock fee was unamortized.

One Communications Debt

The Company has an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on May 22, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75%, paid quarterly.

The One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants, tested annually, that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (as defined in the One Communications Debt agreement).  The Company was in compliance with its covenants as of March 31, 2020.

As a condition of the One Communications Debt, the Company was required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, the Company entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of March 31, 2020, the swap has an unamortized notional amount of $8.2 million.

The Company capitalized $0.3 million of fees associated with the One Communications Debt which are being amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of March 31, 2020, $26.2 million of the One Communications Debt was outstanding and $0.1 million of the capitalized fees remained unamortized.

9. GOVERNMENT GRANTS

The Federal Universal Service Fund (“USF”) is a subsidy program managed by the FCC. USF funds are disbursed to telecommunication providers through four programs: the High Cost Program; Low Income Program (“Lifeline Program”); Schools and Libraries Program (“E-Rate Program”); and Rural Health Care Program. The Company participates in the High Cost Program, Lifeline Program, E-Rate Programs, and Rural Health Care Support Program as further described below. All of these funding programs are subject to certain operational and reporting compliance requirements. The Company believes it is in compliance with all applicable requirements.

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

During each of the three month periods ended March 31, 2020 and 2019, the Company recorded $4.1 million of revenue from the High Cost Program in its International Telecom segment. Also, during each of the three month periods ended March 31, 2020 and 2019, the Company recorded $0.3 million of High Cost Program revenue in its US Telecom segment. The Company is subject to certain operational, reporting and construction requirements as a result of this funding, and the Company believes that it is in compliance with all of these requirements.

In August 2018, the Company was awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction. The funding began in the second quarter of 2019 and the Company is required to provide fixed broadband and voice services to certain eligible areas in the United States. The Company is subject to operational and reporting requirements under the program and the Company expects to incur additional capital expenditures to comply with these requirements. The Company determined the award is a revenue grant, and as a result the Company will record the funding as revenue upon receipt. The Company recorded $1.9 million of revenue in the three months ended March 31, 2020 from the Connect America Fund Phase II program.

The E-Rate Program provides discounted telecommunication access to eligible schools and libraries.  The E-Rate Program (i) awards special construction funding to build network connectivity for eligible participants, and (ii) pays for discounted recurring charges for eligible broadband services.  The special construction funding is used to reimburse construction costs and is distributed upon completion of a project.  As of March 31, 2020, the Company was awarded approximately $15.8 million of E-Rate Program grants with construction completion obligations beginning in June 2020.  Once these projects are constructed the Company is obligated to provide service to the E-Rate Program participants. The Company receives funds upon construction completion and is in various stages of constructing the networks. During 2019, the Company received $5.4 million of which $3.1 million was a reimbursement of capital expenditures and $2.3 million offset operating activities. The Company expects to meet all requirements associated with these grants.

The Company also receives funding to provide discounted telecommunication services to eligible customers under the E-Rate Program, Lifeline Program, and Rural Health Care Support Program. During the three months ended March 31, 2020 and 2019, the Company recorded revenue of $2.2 million, and $1.5 million, respectively, in the aggregate from these programs. The Company is subject to certain operational and reporting requirements under the above mentioned programs and it believes that it is in compliance with all of these requirements.

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

10. RETIREMENT PLANS

The Company has noncontributory defined benefit pension and noncontributory defined medical, dental, vision, and life benefit plans for eligible employees in its International Telecom segment who meet certain eligibility criteria.

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended
	March 31, 2020		March 31, 2019
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$423	$32	$447	$37
Non-operating expense
Interest cost	879	45	841	40
Expected return on plan assets	(1,158)	—	(1,263)	—
Actuarial gain/ loss	(7)	(15)	7	(17)
Net periodic pension expense	$137	$62	$32	$60

In the first quarter of 2020, the Company began the process of winding up one of its pension plans. At December 31, 2019 this plan had assets of $15.1 million and a projected benefit obligation of $15.6 million.

The Company is not required to make contributions to its pension and postretirement benefit plans. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions during either of the three months ended March 31, 2020 or 2019.

11. INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was 31.8% and 62.3%, respectively.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.

The effective tax rate for the three months ended March 31, 2020 was primarily impacted by the following items: (i) the remeasurement of a forecasted domestic loss at a higher tax rate due to carryback provisions as provided by the CARES Act, (ii) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in the US Virgin Islands and India where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), (iii) discrete items including a $0.5 million expense for interest on unrecognized tax positions, a $0.4 million expense to record a valuation allowance against an investment write-down which cannot be benefitted for tax purposes, and a $0.3 million benefit (net) related to the remeasurement of existing losses and temporary differences at a higher tax rate due to carryback provisions as provided by the CARES Act.

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

The Company’s effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. The Company’s consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which the Company operates. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from the Company’s accrued positions as a result of uncertain and complex application of tax laws and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgments by management. Accordingly, the Company could record additional provisions or benefits for US federal, state, and foreign tax matters in future periods as new information becomes available.

12. NET INCOME (LOSS) PER SHARE

For the three months ended March 31, 2020 and 2019, the calculation of basic and diluted weighted average shares of common stock outstanding do not include 5,000 shares and 42,000 shares, respectively, relating to stock options as the effects of those options were anti-dilutive.

13. SEGMENT REPORTING

The Company has the following three reportable and operating segments: i) International Telecom, ii) US Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended March 31, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$19,667	$4,125	$—	$—	$23,792
Fixed	58,149	3,103	—	—	61,252
Carrier Services	2,573	20,063	—	—	22,636
Other	216	—	—	—	216
Total Communication Services Revenue	80,605	27,291	—	—	107,896
Other
Renewable Energy	—	—	1,322	—	1,322
Managed Services	1,679	8	—	—	1,687
Total Other Revenue	1,679	8	1,322	—	3,009
Total Revenue	82,284	27,299	1,322	—	110,905
Depreciation and amortization	14,315	5,886	614	1,703	22,518
Non-cash stock-based compensation	(37)	—	—	1,197	1,160
Operating income (loss)	13,477	2,193	(456)	(7,915)	7,299

For the Three Months Ended March 31, 2019

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$19,755	$3,909	$—	$—	$23,664
Fixed	56,694	763	—	—	57,457
Carrier Services	2,471	16,686	—	—	19,157
Other	187	—	—	—	187
Total Communication Services Revenue	79,107	21,358	—	—	100,465
Other
Renewable Energy	—	—	1,490	—	1,490
Managed Services	1,210	135	—	—	1,345
Total Other Revenue	1,210	135	1,490	—	2,835
Total Revenue	80,317	21,493	1,490	—	103,300
Depreciation and amortization	13,015	5,598	616	1,489	20,718
Non-cash stock-based compensation	11	—	—	1,290	1,301
Operating income (loss)	13,878	(3,506)	(203)	(8,055)	2,114

(1)	Corporate and Other items refer to corporate overhead costs and consolidating adjustments

Selected balance sheet data for each of the Company’s segments as of March 31, 2020 and December 31, 2019 consists of the following (in thousands):

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
March 31, 2020
Cash, Cash equivalents, and Investments	$48,222	$36,052	$23,858	$37,885	$146,017
Total current assets	95,764	61,191	26,455	51,932	235,342
Fixed assets, net	462,275	64,710	45,233	20,709	592,927
Goodwill	25,421	35,270	—	—	60,691
Total assets	645,987	224,363	72,405	165,837	1,108,592
Total current liabilities	71,129	26,910	1,660	13,745	113,444
Total debt	85,525	—	—	—	85,525
December 31, 2019
Cash, Cash equivalents, and Investments	$43,125	$38,240	$25,054	$55,284	$161,703
Total current assets	91,497	54,207	27,534	55,485	228,723
Fixed assets, net	466,523	69,184	48,421	21,453	605,581
Goodwill	25,421	35,270	—	—	60,691
Total assets	647,228	222,356	76,723	184,419	1,130,726
Total current liabilities	77,644	24,905	2,745	14,375	119,669
Total debt	86,426	—	—	—	86,426

	Capital Expenditures

	International	US	Renewable	Corporate and
Three months ended March 31,	Telecom (2)	Telecom	Energy	Other (1)	Consolidated
2020	$10,465	$1,972	$720	$904	$14,061
2019	11,356	3,075	609	2,724	17,764

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

(2)	Includes $0.1 million for the three months ended March 31, 2019 of expenditures used for network repairs and resiliency enhancements in the US Virgin Islands following the impact of the Hurricanes..

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

In January 2019 the Government of Guyana and the Company met to discuss modifications of the Company’s exclusivity rights and other rights under its existing agreement and license. In early March 2020, Guyana held an election the results of which were disputed and to date, no winner of the election has been formally declared. There can be no assurance that our discussions with the Government will resume or be concluded once the elections are determined, or that such discussions will satisfactorily address the Company’s contractual exclusivity rights. Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

Historically, GTT has been subject to other long-standing litigation proceedings and disputes in Guyana that have not yet been resolved. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

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

On May 8, 2009, a GTT competitor, Digicel, filed a lawsuit in Guyana challenging the legality of GTT’s exclusive license rights under Guyana’s constitution and GTT intervened in the suit in order to oppose Digicel’s claims. The case remains pending. The Company believes that any legal challenge to GTT’s exclusive license rights granted in 1990 is without merit and the Company intends to defend vigorously against such legal challenge.

GTT has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GTT’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. GTT is seeking injunctive relief to stop the illegal bypass activity and money damages. Digicel filed counterclaims alleging that GTT has violated the terms of the interconnection agreement and Guyana laws. These suits, filed in 2010 and 2012, have been consolidated with Digicel’s constitutional challenge described above. Prior to the declaration of COVID-19 related travel and business restrictions in Guyana, the consolidated cases were scheduled to proceed to trial in 2020. GTT expects to resume the litigation following the lifting of COVID-19 related restrictions and intends to prosecute these matters vigorously, however, cannot accurately predict at this time when the consolidated suit will go to trial.

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. The Company maintains that any liability GTT might be found to have with respect to the disputed tax assessments, totaling $44.1 million, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods. The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of March 31, 2020 for these matters.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report on Form 10-K”), and in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a holding company that, directly and through our subsidiaries, owns and operates telecommunications businesses in North America, the Caribbean and Bermuda as well as a renewable energy business in India. We were incorporated in Delaware in 1987, began trading publicly in 1991 and spun off more than a half of our operations to stockholders in 1998. Since that time, we have engaged in many strategic acquisitions and investments to help grow our operations using the cash generated from our established operating units to re-invest in our existing businesses, to make strategic investments in additional businesses and to return cash to our investors. We have built, and seek to maintain, resources to support our operating subsidiaries and to improve their customer acquisition, retention, and satisfaction while maintaining optimal operating efficiencies. We look for businesses that offer growth opportunities or potential strategic benefits but require additional capital investment in order to execute on their business plans. We hold controlling positions with respect to some of our investments and non-controlling positions in others. Our investments in earlier stage businesses frequently offer a product and service development component in addition to the prospect of generating returns on our invested capital. For a discussion of the risks involved in our investment strategy, see “Risk Factors—We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long-term growth prospects.” in our 2019 Annual Report on Form 10-K.

We review our operations in three operating segments to facilitate both our internal and investor presentations of our results. These three operating segments are as follows:

●	International Telecom. Our international telecom segment offers services to other telecom providers (“Carrier Services”), such as international long-distance, roaming from other carriers’ customers roaming into our retail markets, and transport and access services, as well as fixed internet and voice services and retail mobility services to customers in Bermuda, Guyana and the US Virgin Islands. We also offer fixed video services in Bermuda, the Cayman Islands, and the US Virgin Islands. In addition, the international telecom segment offers managed information technology services to enterprise customers.

●	US Telecom. In the United States, we offer carrier services, including wholesale roaming services, site maintenance and the leasing of critical network infrastructure such as towers and transport facilities, as well as fixed and mobile communications services to our retail customers in the Southwestern United States, and communications services provided to enterprise customers.

●	Renewable Energy. In India, we provide distributed generation solar power to corporate, utility and municipal customers.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of March 31, 2020:

Segment	Services	Markets	Tradenames
International Telecom	Mobility	Bermuda, Guyana, US Virgin Islands	GTT+, One, Logic, Viya
	Fixed	Bermuda, Cayman Islands, Guyana, US Virgin Islands	GTT+, One, Logic, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	GTT+, One, Logic, Viya
	Managed Services	Bermuda, US Virgin Islands	Fireminds, One, Logic, Viya
US Telecom	Mobility	United States (rural markets)	Choice, Choice NTUA Wireless, Commnet, WestNet, Geoverse
	Fixed	United States	Commnet, Choice, Choice NTUA Wireless, Deploycom, WestNet
	Carrier Services		Commnet, Essextel
	Managed Services		Choice
Renewable Energy	Solar	India	Vibrant Energy

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

COVID-19

In March 2020, the World Health Organization declared a novel strain of coronavirus, now referred to as COVID-19, as a pandemic, as the virus spread globally to multiple countries, including the United States and other countries in which we have substantial operations. We are continuing to monitor and assess the effects of the COVID-19 pandemic on our commercial operations, the safety of our employees and their families, our sales force and customers and any potential impact on our revenue in 2020.

The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate estimates, judgments and methodologies. We assessed certain accounting matters and estimates that generally require consideration of forecasted financial information in context with the information and estimates reasonably available to us and the unknown future impacts COVID-19 as of March 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While our assessment did not indicate that there was a material impact to our consolidated financial statements as of and for the quarter ended March 31, 2020, our future assessments of the impacts of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from our management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent economic conditions normalize and more customary operating conditions resume. Actual results may materially differ from these estimates.

Presentation of Revenue

We have changed our presentation of revenue in the Condensed Consolidated Statement of Operations and in the Selected Segment Financial Information tables. This change is intended to better align our financial performance with industry competitors and to facilitate a more constructive dialogue with the investment community.

Specifically, the previously disclosed revenue categories of wireless and wireline revenue are being represented as mobility, fixed and Carrier Services revenue within our segment information and are included within communications services revenue within our Statements of Operations. Managed services revenue, which was previously a component of wireline revenue, is now included in other revenue along with revenue from our Renewable Energy operations.

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

AT&T will continue to use our wholesale domestic mobility network for roaming services at a fixed rate per site during the construction period until such time as the cell site is transferred to AT&T.  Thereafter, revenue from the maintenance, leasing and transport services provided to AT&T is expected to offset revenue from wholesale mobility roaming services.  We began receiving revenue from the FirstNet Transaction in the third quarter of 2019 and expect overall operating income contributions from the FirstNet Transaction to have a relatively steady impact from 2020 onwards. For more information about the risks to our business with respect to our FirstNet Agreement, see “Risks Related to our US Telecom Segment – we may not be able to timely and effectively meet our obligations to AT&T related to our partnership with the First Responder Network Authority” in Part I, Item 1A of our 2019 Annual Report Form 10-K.

See Sources of Cash for a discussion regarding our March 26, 2020 credit agreement securing the assets built under the FirstNet Agreement.

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

Universal Service Fund

The Federal Universal Service Fund (“USF”) is a subsidy program managed by the FCC. USF funds are disbursed to telecommunication providers through four programs: the High Cost Program; Low Income Program (“Lifeline Program”); Schools and Libraries Program (“E-Rate Program”); and Rural Health Care Program. We participate in the High Cost Program, Lifeline Program, E-Rate Program, and Rural Health Care Support programs as further described below. All of these funding programs are subject to certain operational and reporting compliance requirements. We believe we are in compliance with all applicable requirements.

The FCC’s Mobility Funds and Connect America Funds are administered through the High Cost Program. The High Cost Program subsidizes telecommunications services in rural and remote areas. The FCC created the Phase I Mobility Fund (“Phase I Mobility Fund”), a one-time award meant to support wireless coverage in underserved geographic areas in the United States.

We received $21.1 million of Phase I Mobility Fund support for our wholesale wireless business (the “Mobility Funds”) to be used to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G service. Of these funds, $7.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense. The remaining $13.9 million received offset operating expenses from inception of the program through part of the third quarter of 2018. The Mobility Funds projects and their operating results are included within our US Telecom segment. As part of the receipt of the Mobility Funds, we committed to comply with certain additional FCC construction and other requirements. If the requirements are not met the funds may be subject to claw back provisions.  We currently expect to comply with all applicable requirements related to these funds.

During each of the three month periods ended March 31, 2020 and 2019, we recorded $4.1 million of revenue from the High Cost Program in our International Telecom segment. Also, during each of the three month periods ended March 31, 2020 and 2019, we recorded $0.3 million of High Cost Program revenue in our US Telecom segment. We are subject to certain operational, reporting and construction requirements as a result of this funding and we believe that we are in compliance with all of these requirements.

In August 2018, we were awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction. The funding began in the second quarter of 2019 and we are required to provide fixed broadband and voice services to certain eligible areas in the United States. We are subject to operational and reporting requirements under the program and expect to incur additional capital expenditures to comply with these requirements. We determined the award is a revenue grant, and as a result we will record the funding as revenue upon receipt. We recorded $1.9 million of revenue in the three months ended March 31, 2020 from the Connect America Fund Phase II program.

The E-Rate Program provides discounted telecommunication access to eligible schools and libraries.  The E-Rate Program (i) awards special construction funding to build network connectivity for eligible participants, and (ii) pays for discounted recurring charges for eligible broadband services.  The special construction funding is used to reimburse construction costs and is distributed upon completion of a project.  As of March 31, 2020, we were awarded approximately $15.8 million of E-Rate Program grants with construction completion obligations beginning in June 2020.  Once these projects are constructed we are obligated to provide service to the E-Rate Program participants. We receive funds upon construction completion and are in various stages of constructing the networks. During 2019, we received $5.4 million of which $3.1 million was a reimbursement of capital expenditures and $2.3 million offset operating activities. We expect to meet all requirements associated with these grants.

We also receive funding to provide discounted telecommunication services to eligible customers under the E-Rate Program, Lifeline Program, and Rural Health Care Support Program. During the three months ended March 31, 2020 and 2019, we recorded revenue of $2.2 million, and $1.5 million, respectively, in the aggregate from these programs. We are subject to certain operational and reporting requirements under the above mentioned programs and we believe that we are in compliance with all of these requirements.

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

Selected Segment Financial Information

The following represents selected segment information for the three months ended March 31, 2020 and 2019 (in thousands):

For the Three Months Ended March 31, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$19,667	$4,125	$—	$—	$23,792
Fixed	58,149	3,103	—	—	61,252
Carrier Services	2,573	20,063	—	—	22,636
Other	216	—	—	—	216
Total Communication Services Revenue	80,605	27,291	—	—	107,896
Other
Renewable Energy	—	—	1,322	—	1,322
Managed Services	1,679	8	—	—	1,687
Total Other Revenue	1,679	8	1,322	—	3,009
Total Revenue	82,284	27,299	1,322	—	110,905
Operating income (loss)	13,477	2,193	(456)	(7,915)	7,299

For the Three Months Ended March 31, 2019

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$19,755	$3,909	$—	$—	$23,664
Fixed	56,694	763	—	—	57,457
Carrier Services	2,471	16,686	—	—	19,157
Other	187	—	—	—	187
Total Communication Services Revenue	79,107	21,358	—	—	100,465
Other
Renewable Energy	—	—	1,490	—	1,490
Managed Services	1,210	135	—	—	1,345
Total Other Revenue	1,210	135	1,490	—	2,835
Total Revenue	80,317	21,493	1,490	—	103,300
Operating income (loss)	13,878	(3,506)	(203)	(8,055)	2,114

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

A quarter-to-date comparison of our segment results is as follows:

International Telecom.  Revenues within our International Telecom segment increased $2.0 million, or 2.5%, to $82.3 million from $80.3 million for the three months ended March 31, 2020 and 2019, respectively, as a result of an increase in broadband revenues in many of our international telecom markets.

Operating expenses within our International Telecom segment increased by $2.4 million, or 3.6%, to $68.8 million from $66.4 million for the three months ended March 31, 2020 and 2019, respectively.  The increase was primarily the result of increased expenses in the US Virgin Islands as their operations become more normalized following the impact of the Hurricanes.

As a result, our International Telecom segment’s operating income decreased $0.4 million, or 2.9%, to $13.5 million from $13.9 million for the three months ended March 31, 2020 and 2019, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $5.8 million, or 27.0%, to $27.3 million from $21.5 million for the three months ended March 31, 2020 and 2019, respectively, primarily as a result of an increase in Carrier Services revenues in connection with the FirstNet Transaction and revenue from the Connect America Fund Phase II program award which began during the second quarter of 2019.

Operating expenses within our US Telecom segment increased $0.1 million, or 0.4%, to $25.1 million from $25.0 million for the three months ended March 31, 2020 and 2019, respectively, as the decreases in direct expenses within our wholesale long distance business were partially offset by additional expenses incurred in connection with the FirstNet Transaction.

As a result of the above, our US Telecom segment’s operating income increased $5.7 million to $2.2 million from a loss of $3.5 million for the three months ended March 31, 2020 and 2019, respectively.

Renewable Energy.  Revenue within our Renewable Energy segment decreased $0.2 million, or 13.3%, to $1.3 million from $1.5 million for the three months ended March 31, 2020 and 2019, respectively, primarily as a result of a decrease in energy production and in rates we change our customers.

Operating expenses within our Renewable Energy segment increased by $0.1 million, or 5.9%, to $1.8 million from $1.7 million for the three months ended March 31, 2020 and 2019 due to increased site maintenance expenses.

As a result of the above, our Renewable Energy segment’s operating loss increased by $0.3 million to a loss of $0.5 million compared to a loss of $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

The following represents a year over year discussion and analysis of our results of operations for the years ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended		Amount of	Percent
	March 31,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
REVENUE:
Communication services	$107,896	$100,465	$7,431	7.4%
Other	3,009	2,835	174	6.1
Total revenue	110,905	103,300	7,605	7.4
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	28,113	27,888	225	0.8
Engineering and operations	18,489	19,032	(543)	(2.9)
Sales, marketing and customer services	9,504	9,390	114	1.2
General and administrative	24,923	23,816	1,107	4.6
Transaction-related charges	44	40	4	10.0
Depreciation and amortization	22,518	20,718	1,800	8.7
Loss on disposition of long-lived assets	15	302	(287)	(95.0)
Total operating expenses	103,606	101,186	2,420	2.4
Income from operations	7,299	2,114	5,185	245.3
OTHER INCOME (EXPENSE):
Interest income	243	928	(685)	(73.8)
Interest expense	(1,156)	(1,281)	125	(9.8)
Other expense	(2,901)	187	(3,088)	(1,651.3)
Other income (expense), net	(3,814)	(166)	(3,648)	2,197.6
INCOME BEFORE INCOME TAXES	3,485	1,948	1,537	78.9
Income tax expense	1,109	1,213	(104)	(8.6)
NET INCOME	2,376	735	1,641	223.3
Net income attributable to non-controlling interests, net of tax:	(3,390)	(2,316)	(1,074)	(46.4)
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(1,014)	$(1,581)	$567	35.9%

Mobility revenue. Our mobility revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing mobile voice and data services over our wireless networks and the sale of related equipment such as handsets and other accessories to our subscribers.

Mobility revenue increased by $0.1 million, or 0.4%, to $23.8 million for the three months ended March 31, 2020 from $23.7 million for the three months ended March 31, 2019. The increase in mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, mobility revenue decreased by $0.1 million, or 0.5%, to $19.7 million for the three months ended March 31, 2020 from $19.8 million for the three months ended March 31, 2019. This decrease was primarily related to the impact of COVID-19 on our equipment sales during late March 2020 partially offset by an increase in mobility subscribers.

●	US Telecom. Mobility revenue within our US Telecom segment increased by $0.2 million, or 5.1%, to $4.1 million from $3.9 million for the three months ended March 31, 2020 and 2019, respectively. This increase is related to an increase in subscribers within our retail mobility operations.

We expect that mobility revenue within both our International and US Telecom segments may decline in the near term as a result of the response to the COVID-19 pandemic which placed restrictions on travel and movement resulting in significant business interruptions and retail store closures. We have also granted certain concessions to our customers in the near term, including the provision of temporary price reductions, extensions of billing due dates, and in some markets, pledging not to disconnect customers, which may cause such a decline in mobility revenue. As the global economy recovers from the impact of COVID-19 we expect that mobility revenue will increase as we continue to invest in upgrading our networks and services offerings.

Fixed revenue. Fixed communications revenue is primarily generated by internet, voice, and video service revenues provided to retail and enterprise customers over our wireline networks. Fixed revenue within our US Telecom segment also includes revenue from the Connect America Fund Phase II program award.

Fixed communications revenue increased by $3.8 million, or 6.6%, to $61.3 million from $57.5 million for the three months ended March 31, 2020 and 2019, respectively. The net increase in fixed communications revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, fixed communications revenue increased by $1.4 million, or 2.5%, to $58.1 million from $56.7 million, for the three months ended March 31, 2020 and 2019, respectively, primarily as a result of an increase in fixed broadband subscribers.

●	US Telecom. Fixed communications within our US Telecom segment increased by $2.3 million to $3.1 million from $0.8 million for the three months ended March 31, 2020 and 2019, respectively. Of this increase, $1.9 million was related to the Connect America Fund Phase II program award which began during the second quarter of 2019.

We expect that fixed revenue within our International Telecom segment may decline as a result of the response to the COVID-19 pandemic which may result in significant business interruptions that may impact our customers’ ability to pay for our services. We have also granted certain concessions to our customers which may cause such a decline in fixed revenue including the provision of temporary price reductions, extensions of billing due dates, and in some markets, pledging not to disconnect customers. Fixed revenue may also decline in many of our international markets as a result of a decline in video revenues due to subscribers using alternative methods to receive video content. As the global economy recovers from the impact of COVID-19, we expect fixed revenue to increase as a result of increased broadband subscribers in most of our International Telecom markets.

We expect that fixed revenue within the US Telecom segment might also decline as a result of our customers’ ability to pay for our services during the COVID-19 pandemic. However, those declines may be partially offset by the fixed nature of our federal support contracts, such as the Connect America Fund Phase II program award, which may provide steady and predictable revenues.

Carrier Services revenue. Carrier Services revenue is generated by both our International Telecom and US Telecom segments. Within our International Telecom segment, Carrier Services revenue includes international long-distance services, roaming revenues generated by other carriers’ customers roaming into our retail markets, transport services and access services provided to other telecommunications carriers. Within our US Telecom segment, Carrier Services revenue include services provided under the FirstNet Transaction, wholesale roaming revenues, the provision of network switching services, tower lease revenue and other services provided to carriers.

Carrier Services revenue increased by $3.4 million, or 17.7%, to $22.6 million from $19.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $0.1 million, or 4.0%, to $2.6 million from $2.5 million, for the three months ended March 31, 2020 and 2019, respectively, as a result of increased roaming revenues within some of our International Telecom markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment increased by $3.4 million, or 20.4%, to $20.1 million from $16.7 million, for the three months ended March 31, 2020 and 2019, respectively, primarily as a result of increased revenues in connection with the FirstNet Transaction.

Within our International Telecom segment, we expect that Carrier Services revenue may decline in the near term as a result of reduced roaming revenues in connection with travel bans implemented in response to the COVID-19 pandemic. We also anticipate that Carrier Service revenue from our international long-distance business in Guyana will continue to decrease as consumers seek to use alternative technology services to place calls, as well as a result of the loss of market share should we cease to be the exclusive provider of domestic fixed and international long-distance service in Guyana, whether by reason of the Government of Guyana implementing recently-passed legislation or new regulations or the lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our Carrier Services revenue, over the longer term such declines may be offset by increased revenue from broadband services to consumers and enterprises in Guyana, an increase in regulated local calling rates in Guyana or possible economic growth within that country. We currently cannot predict when or if the Government of Guyana will take any action to implement such legislation or any other action that would otherwise affect our exclusive rights in Guyana. See Note 14 to the Condensed Consolidated Financial Statements included in this Report.

The most significant competitive factor we face within our US Telecom’s segment, is the extent to which our carrier customers in our wholesale mobility business choose to roam on our networks and lease our tower space and transport (“backhaul”) services or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets. We also face competition from other providers of such shared infrastructure solutions. In the past, we have entered into buildout projects with existing carrier customers to help these customers accelerate the buildout of a given area in exchange for the carrier’s agreement to lease us spectrum in that area and enter into a contract with specific pricing and terms. Historically, these arrangements have differed from our FirstNet Transaction and have typically included a purchase right in favor of the carrier to purchase that portion of the network for a predetermined price, depending on when the right to purchase is exercised.

Subsequent to the construction phase of the FirstNet Transaction, we expect Carrier Services revenue to then stabilize with annual step downs in revenue as a result of continued reduced contractual rates and imposed revenue caps. We believe that maintaining roaming and other Carrier Services favorable to our carrier customers allows us to preserve revenue for a longer period of time while creating the potential for long-lived shared infrastructure solutions for carriers in areas they may consider to be non-strategic.

Other communications services revenue. Other communications services revenue includes miscellaneous services that our operations within both our International and US Telecom segments provide to retail subscribers.

Renewable energy revenue. Renewable energy revenue includes the generation of power through Power Purchase Agreements (“PPAs”) from our solar plants in India.  Our PPAs, which are typically priced at or below local retail electricity rates and allow our customers to secure electricity at predictable and stable prices over the duration of their long-term contracts, provide us with high-quality contracted cash flows.

Renewable energy revenue decreased by $0.2 million, or 13.3%, to $1.3 million from $1.5 million for the three months ended March 31, 2020 and 2019, respectively, primarily as a result of a decreases in production and in PPA rates.

We believe that our renewable energy revenue may decline in future periods as COVID-19 pandemic restrictions require the reduction or limited usage by our customers of their facilities thereby reducing demand for the generation of power from our commercial customers for the duration of such restrictions. Thereafter we believe our renewable energy revenue should stabilize as we continue to operate our solar plants in accordance with our long term PPAs.

Managed services revenue. Managed services revenue is generated primarily in our International Telecom segment and includes network, application, infrastructure, and hosting services.

Managed services revenue increased by $0.4 million, or 30.8%, to $1.7 million from $1.3 million for the three months ended March 31, 2020 and 2019, respectively, primarily as a result of an increase in consulting services and equipment sales.

We expect that managed services revenue may decline as a result of the response to the COVID-19 pandemic which placed restrictions on travel and movement resulting in significant business interruptions to our customers.

Termination and access fee expenses.  Termination and access fee expenses are charges that we incur for voice and data transport circuits (in particular, the circuits between our mobility sites and our switches), internet capacity, video programming costs, other access fees we pay to terminate our calls, telecommunication spectrum fees and direct costs associated with our managed services and technology business and renewable energy operations.  Termination and access fees also include bad debt reserves and the cost of handsets and customer resale equipment incurred by our retail businesses.

Termination and access fees increased by $0.2 million, or 0.8%, to $28.1 million from $27.9 million for the three months ended March 31, 2020 and 2019, respectively. The net decrease in termination and access fees, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, termination and access fees increased by $1.2 million, or 6.8%, to $18.8 million from $17.6 million, for the three months ended March 31, 2020 and 2019, respectively. Our US Virgin Islands operations incurred an increase in variable costs that were not incurred during 2019 as a result of the impact of the Hurricanes as well as an increase in our managed information technology services business.

●	US Telecom. Termination and access fees within our US Telecom segment decreased by $0.9 million, or 8.9%, to $9.2 million from $10.1 million for the three months ended March 31, 2020 and 2019. This decrease was primarily a result of decreases in our wholesale long-distance Carrier Services voice services businesses partially offset by an increase in data transport costs in connection with the FirstNet Transaction.

●	Renewable Energy. Termination and access fees within our Renewable Energy segment decreased $0.2 million, or 66.7%, to $0.1 million from $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

We expect that termination and access fee expenses may increase within all of our segments in future periods due to an increase in bad debt reserves attributable to the impact of the COVID-19 pandemic. Within the US Telecom segment, our performance under the FirstNet Transaction is also anticipated to contribute to an increase in termination and access fee expenses during the construction phase over the next two years.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating, upgrading and supporting our telecommunications networks and renewable energy operations, including the salaries and benefits paid to employees directly involved in the development and operation of those businesses.

Engineering and operations expenses decreased by $0.5 million, or 2.9%, to $18.5 million from $19.0 million for the three months ended March 31, 2020 and 2019, respectively.  The net decrease in engineering and operations expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, engineering and operations expenses decreased by $0.8 million, or 5.2%, to $14.5 million from $15.3 million, for the three months ended March 31, 2020 and 2019, respectively. This decrease was primarily related to a decrease in expenses within most of our international markets as a result of a reduction in contract labor and repairs and maintenance, particularly within our US Virgin Islands operations which were continuing to recover from the Hurricanes during 2019, partially offset by an increase in video expenses in connection with a new video platform which was launched in some of our markets during the first half of 2019.

●	US Telecom. Engineering and operations expenses increased within our US Telecom segment by $0.4 million, or 11.4%, to $3.9 million from $3.5 million, for the three months ended March 31, 2020 and 2019, respectively, primarily in order to support the construction phase of the FirstNet Transaction and our expanding in-building mobility business.

●	Corporate Overhead. Engineering and operations expenses within our corporate overhead decreased by $0.2 million, or 66.7%, to $0.1 million from $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

In our International Telecom segment, we expect that engineering and operations expenses will remain fairly consistent as a percentage of revenues. We expect engineering and operating expenses to continue to increase in our US Telecom segment during the construction phase of the FirstNet Transaction.

Sales and marketing expenses. Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $0.1 million, or 1.2%, to $9.5 million from $9.4 million for the three months ended March 31, 2020 and 2019, respectively.  The net increase in net sales and marketing expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our sales and marketing expenses decreased by $0.7 million, or 8.3%, to $7.7 million from $8.4 million for the three months ended March 31, 2020 and 2019, respectively. This decrease was incurred within most of our international markets primarily as a result of certain one-time rebranding costs being incurred during 2019 and an overall decrease in contract labor from 2019 to 2020.

●	US Telecom. Sales and marketing expenses increased within our US Telecom segment by $0.8 million, or 72.7%, to $1.9 million from $1.1 million, for the three months ended March 31, 2020 and 2019, respectively, primarily as a result of increased spending in our retail business within our US mobility operations and within our in-building mobility business.

Within our International Telecom segment, we expect that sales and marketing expenses will remain fairly consistent as a percentage of that segment’s revenue. We expect sales and marketing expenses within our US Telecom segment to continue to increase as a result of the expansion of our in-building mobility business.

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

General and administrative expenses increased by $1.1 million, or 4.6%, to $24.9 million from $23.8 million for the three months ended March 31, 2020 and 2019, respectively. The net decrease in general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. General and administrative expenses increased within our International Telecom segment by $1.1 million, or 8.9%, to $13.4 million from $12.3 million, for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily related to increased expenses in the US Virgin Islands as their operations become more normalized following the impact of the Hurricanes.

●	US Telecom. General and administrative expenses decreased by $0.2 million, or 4.4%, to $4.3 million from $4.5 million for the three months ended March 31, 2020 and 2019, respectively, primarily as a result of certain cost reduction measures within our US mobility business partially offset by an increase within our in-building mobility network business to support its expanding operations.

●	Renewable Energy. General and administrative expenses within our Renewable Energy segment increased by $0.5 million, or 83.3%, to $1.1 million from $0.6 million for the three months ended March 31, 2020 and 2019, respectively, as a result of increased site maintenance expenses and the recent expansion of operations.

●	Corporate Overhead. General and administrative expenses within our corporate overhead decreased by $0.3 million, or 4.7%, to $6.1 million from $6.4 million, for the three months ended March 31, 2020 and 2019, respectively, primarily related to certain cost reduction measures, partially offset by an increase in information technology expenditures to further enhance our network security.

We expect general and administrative expenses within our International Telecom and Renewable Energy segments to remain relatively consistent, on a percentage basis, to those segments’ revenues. Within our US Telecom segment, we expect to incur additional general and administrative expenses to support our in-building mobility network operations as well as to further enhance our network security.

Transaction-related charges.  Transaction-related charges include the external costs, such as legal, tax, accounting and consulting fees, directly associated with acquisition and disposition-related activities, which are expensed as incurred. Transaction-related charges do not include internal costs, such as employee salary and travel-related expenses, incurred in connection with acquisitions or dispositions or any integration-related costs.

We incurred a nominal amount of transaction related charges during the three months ended March 31, 2020 and 2019.

 Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $1.8 million, or 8.7%, to $22.5 million from $20.7 million for the three months ended March 31, 2020 and 2019, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $1.3 million, or 10.0%, to $14.3 million from $13.0 million, for the three months ended March 31, 2020 and 2019, respectively. This increase was recognized throughout all of our international markets as a result of recent upgrades and expansions to this segment’s network assets including the network repairs and resiliency enhancements in the US Virgin Islands which were impacted by the Hurricanes.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $0.3 million, or 5.4%, to $5.9 million from $5.6 million, for the three months ended March 31, 2020 and 2019, respectively, primarily as a result of certain assets within our US mobility businesses being placed into service throughout 2019.

●	Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment remained consistent at $0.6 million.

●	Corporate Overhead. Depreciation and amortization expenses increased by $0.2 million, or 13.3%, to $1.7 million from $1.5 million for the three months ended March 31, 2020 and 2019, respectively, as a result of certain shared services assets being placed into service throughout 2019.

We expect depreciation expense to increase as we acquire tangible assets to expand or upgrade our telecommunications networks and expand our solar power generating assets.

Loss on disposition of long-lived assets.   During the three months ended March 31, 2019, we recorded a loss on the disposition of long-lived assets of $0.3 million primarily as a result of the disposal of miscellaneous assets within our US mobility and renewable energy operations.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short term investment balances.

Interest income decreased $0.7 million to $0.2 million from $0.9 million for the three months ended March 31, 2020 and 2019, respectively, as a result of a reduction in the balances of our cash, cash equivalents and short-term investments as well as our return on those balances.

Interest expense.   We incur interest expense on the Viya Debt and the One Communications Debt as well as commitment fees, letter of credit fees and the amortization of debt issuance costs on our 2019 Credit Facility. Interest expense decreased by $0.1 million, or 9.8%, to $1.2 million from $1.3 million for the three months ended March 31, 2020 and March 31, 2019, respectively, due to a reduction in the amount of outstanding debt as a result of scheduled principal repayments and the effects of the April 2019 amendment to our primary credit facility.

We expect interest expense to increase in future periods as a result of Receivables Credit Agreement which was completed on March 26, 2020.

Other expenses.  Other expense, net represents miscellaneous non-operational income earned and expenses incurred.

For the three months ended March 31, 2020, other expenses was $2.9 million which was primarily related to a $2.0 million write down of a previously acquired non-controlling equity investment and $0.9 million relating to a net loss on foreign currency transactions.

For the three months ended March 31, 2019, we recorded $0.2 million of income primarily related to certain employee benefit plans.

Income taxes.  Our effective tax rate for the three months ended March 31, 2020 and 2019 was 31.8% and 62.3%, respectively. On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.

Our effective tax rate for the three months ended March 31, 2020 was primarily impacted by the following items: (i) the remeasurement of a forecasted domestic loss at a higher tax rate due to carryback provisions as provided by the CARES Act, (ii) the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in the US Virgin Islands and India where we cannot benefit from those losses as required by ASC 740-270-30-36(a), (iii) discrete items including a $0.5 million expense for interest on unrecognized tax positions, a $0.4 million expense to record a valuation allowance against an investment write-down which cannot be benefitted for tax purposes, and a $0.3 million benefit (net) related to the remeasurement of existing losses and temporary differences at a higher tax rate due to carryback provisions as provided by the CARES Act.

Our effective tax rate for the three months ended March 31, 2019 was primarily impacted by the following items: (i) a $0.5 million net increase of unrecognized tax positions recognized discretely, (ii) a $0.1 million provision for stock compensation recognized discretely, and (iii) the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in jurisdictions where we cannot benefit from those losses as required by ASC 740-270-30-36(a), in the US Virgin Islands.

Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which we operate. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgments by management. Accordingly, we could record additional provisions or benefits for US federal, state, and foreign tax matters in future periods as new information becomes available.

Net income attributable to non-controlling interests, net of tax.  Net income attributable to non-controlling interests, net of tax reflected an allocation of $3.4 million and $2.3 million of income generated by our less than wholly owned subsidiaries for the three months ended March 31, 2020 and 2019, respectively, an increase of $1.1 million, or 46.4%. Changes in net income attributable to non-controlling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Net income attributable to non-controlling interests, net of tax increased by $0.1 million, or 4.2%, to $2.5 million from $2.4 million for the three months ended March 31, 2020 and 2019, respectively, primarily as a result of an increase in profitability at certain less than wholly owned subsidiaries.

●	US Telecom. Net income attributable to non-controlling interests, net of tax increased by $1.1 million to $1.0 million from an allocation of losses of $0.1 million for the three months ended March 31, 2020 and 2019, respectively, primarily as a result of increased profitability at certain less than wholly owned subsidiaries within our US mobility retail operations.

Net loss attributable to ATN International, Inc. stockholders.  Net loss attributable to ATN International, Inc. stockholders was $1.0 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.

On a per diluted share basis, net loss was $0.06 and $0.10 per diluted share for the three months ended March 31, 2020 and 2019, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.  For discussion of ongoing proceedings, see Note 14 to the Consolidated Financial Statements in this Report.

Tax Reform

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, has resulted in significant changes to the US corporate income tax system and the US Virgin Islands mirror code which replaces “United States” with “US Virgin Islands” throughout the Internal Revenue Code. The Tax Act transitions international taxation from a worldwide system to a modified territorial system and includes two base erosion prevention measures on non-US earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to US taxation as global intangible low taxed income (“GILTI”), eliminates the deduction of certain payments made to related foreign corporations, and imposes a minimum tax if greater than regular tax under the base-erosion and anti-abuse tax (“BEAT”). These changes became effective beginning in 2018 but did not have an impact on us in the initial year or 2019. Based on our forecasted income for 2020, we are not currently projecting a GILTI inclusion. We do not expect we will be subject to BEAT and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the quarter ended March 31, 2020.

CARES Act

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Certain provisions of the CARES Act impact our income tax provision computations.

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

Uses of Cash

Acquisitions and investments.  Historically, we have funded our acquisitions with a combination of cash-on-hand, borrowings under our credit facilities and seller financings.

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

As of March 31, 2020, we had approximately $147.0 million in cash, cash equivalents and restricted cash-on-hand. Of this amount, $46.0 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $85.5 million of debt, net of unamortized deferred financing costs, as of March 31, 2020. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Working Capital.  Historically, we have internally funded our working capital needs. In July 2019, we entered into the FirstNet Agreement. Pursuant to that agreement, AT&T has the option to repay construction costs, with interest, over an eight year period. To fund the working capital needs created by AT&T’s option to extend its payment terms, we completed the Receivables Credit Agreement, as discussed below, on March 26, 2020.

Capital expenditures.  Historically, a significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks and to expand our renewable energy operations.

For the three months ended March 31, 2020 and 2019, we spent approximately $14.1 million and $17.8 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Renewable	Corporate and
Three months ended March 31,	Telecom (2)	Telecom	Energy	Other (1)	Consolidated
2020	$10,465	$1,972	$720	$904	$14,061
2019	11,356	3,075	609	2,724	17,764

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

(2)	Includes $0.1 million for the three months ended March 31, 2019 of expenditures used for network repairs and resiliency enhancements in the US Virgin Islands which were impacted by the Hurricanes.

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  Such investments include the upgrade and expansion of both our fixed and mobility telecommunications networks as well as our service delivery platforms. We expect full year 2020 capital expenditures to be lower than the originally forecasted amounts within the 2019 Annual Report on Form 10-K as a result of the COVID-19 pandemic. A substantial portion of our capital investment plans are discretionary and we may have the ability to reduce or defer as we assess the potential impact of the pandemic on our businesses. In addition, uncertainties around the timing of vendor, contractors and governments re-opening make it difficult to reforecast the amount at this time.

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

Dividends.  We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the three months ended March 31, 2020, our Board declared $2.7 million of dividends to our stockholders which includes a $0.17 per share dividend declared on March 17, 2020 and paid on April 9, 2020. We have declared quarterly dividends for the last 86 fiscal quarters.

Stock Repurchase Plan. On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We repurchased $1.6 million of our common stock under the 2016 Repurchase Plan during the three months ended March 31, 2020. We did not repurchase any of our common stock under the 2016 Repurchase Plan during the three months ended March 31, 2019. As of March 31, 2020, we have $35.9 million authorized for share repurchases under the 2016 Repurchase Plan.

Sources of Cash

Total liquidity.  As of March 31, 2020, we had approximately $147.0 million in cash, cash equivalents and restricted cash which represents a decrease of $15.4 million from the December 31, 2019 balance of $162.4 million. The decrease is primarily attributable to $14.1 million used for capital expenditures, $2.8 million used for strategic investments, $2.7 million used for dividends paid on our common stock, $1.6 million used for the repurchase of our common stock from employees in order to satisfy their tax obligations, $1.6 million used for the repurchase of our common stock as a part of the 2016 Repurchase Plan, $4.2 million used for distributions to our minority shareholders, $0.9 million used to repay principal on our debt, $1.8 million to repurchase certain non-controlling ownership interests and $1.0 million used to complete the Receivables Credit Agreement.  These amounts were partially offset by cash provided by our operations of $15.5 million.

Cash provided by operations.  Cash provided by operating activities was $15.5 million for the three months ended March 31, 2020 as compared to $18.8 million for the three months ended March 31, 2019.  The decrease of $3.3 million was primarily related to decreases of $0.2 million within our US Telecom segment, $0.5 million within our Renewable Energy segment and $7.7 million within corporate overhead. The decreases were primarily related to the decreases in working capital within these segments. These decreases were partially offset by an increase in cash flow from operations of $5.0 million within our International Telecom segment as a result of an increase in broadband revenue.

Cash used in investing activities. Cash used in investing activities was $16.8 million and $32.6 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $15.8 million was primarily related to a decrease in both capital expenditures and the purchase of certain investments of $3.7 million and $7.2 million, respectively. For the three months ended March 31, 2019, cash used in investing activities also included $5.0 million used to acquire short-term investments.

 Cash used in financing activities.   Cash used in financing activities was $13.9 million and $6.5 million during the three months ended March 31, 2020 and 2019, respectively.  The increase in cash used for financing activities of $7.4 million was primarily related to a $2.7 million increase in the distributions made to minority shareholders, a $1.6 million increase in cash used to acquire non-controlling interests in our less than wholly owned subsidiaries, a $1.6 million increase in cash used for the repurchase of our common stock under the 2016 Repurchase Plan and an increase of $1.0 million in debt issuance costs, used to complete the Receivables Credit Agreement.

Credit facility.  On April 10, 2019, we entered into the 2019 Credit Facility, with CoBank, ACB and a syndicate of other lenders.  The 2019 Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $10.8 million of performance and standby letters of credit have been issued and remain outstanding and undrawn as of March 31, 2020.  The 2019 Credit Facility matures on April 10, 2024.

Amounts borrowed under the 2019 Credit Facility bear interest at a rate equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging between 1.25% to 2.25% or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.25%.  Swingline loans bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the higher of (x) the LIBOR for an interest period of one month and (y) the LIBOR for an interest period of one week; (ii) the Federal Funds Effective Rate (as defined in the 2019 Credit Facility) plus 0.50% per annum; and (iii) the Prime Rate (as defined in the 2019 Credit Facility). The applicable margin is determined based on the Total Net Leverage Ratio (as defined in the 2019 Credit Facility). Under the terms of the 2019 Credit Facility, we must also pay a fee ranging from 0.150% to 0.375% of the average daily unused portion of the 2019 Credit Facility over each calendar quarter.

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

As of March 31, 2020, we were in compliance with all of the financial covenants, had no outstanding borrowings and, net of the $10.8 million of outstanding performance and standby letters of credit, had $189.2 million of availability under the 2019 Credit Facility.

FirstNet Receivables Credit Facility

On March 26, 2020, Commnet Finance, a wholly owned subsidiary of Commnet Wireless, entered into a Receivables Credit Facility with Commnet Wireless, CoBank and ACB.

The Receivables Credit Facility provides for a senior secured delayed draw term loan in an aggregate principal amount of up to $75 million and the proceeds may be used to acquire certain receivables from Commnet Wireless. The receivables to be financed and sold under the Receivables Credit Agreement relate to the obligations of AT&T under the FirstNet Agreement. The delayed draw period will expire on December 31, 2021.

The maturity date for each loan will be set by CoBank and will match the weighted average maturity of the certain receivables financed.

Interest on the loans accrues at a rate based on (i) the LIBOR plus 2.50%, (ii) a base rate plus 1.50% or (iii) a fixed annual interest rate to be quoted by CoBank

The Receivables Credit Agreement contains customary events of termination, representations and warranties, affirmative and negative covenants and events of default customary for facilities of this type.

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

As of March 31, 2020, $60.0 million of the Viya Debt remained outstanding and $0.6 million of the rate lock fee was unamortized.

One Communications Debt

We have an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on May 22, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75%, paid quarterly.

The One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants, tested annually, that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (as defined in the One Communications Debt agreement).  We were in compliance with our covenants as of March 31, 2020.

As a condition of the One Communications Debt, we were required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, we entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of March 31, 2020, the swap has an unamortized notional amount of $8.2 million.

We capitalized $0.3 million of fees associated with the One Communications Debt which are being amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of March 31, 2020, $26.2 million of the One Communications Debt was outstanding and $0.1 million of the capitalized fees remained unamortized.

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

In addition, the 2019 Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2020, we were in compliance with all of the financial covenants of the 2019 Credit Facility.

Capital markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications and renewable energy industries, our financial performance, the state of the capital markets and our compliance with SEC requirements for the offering of securities. On May 12, 2017, the SEC declared effective our “universal” shelf registration statement. This filing registered potential future offerings of our securities.

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to US dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income on our income statement. During the three months ended March 31, 2020 and 2019, we recorded $0.9 million and a nominal amount, respectively, in losses on foreign currency transactions. We will continue to assess the impact of our exposure to both the Indian Rupee and the Guyana dollar.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in this Report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Translation and Remeasurement.  We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to US dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year.

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

Interest Rate Sensitivity.    As of March 31, 2020, we had $18.1 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility.

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Part I, Item 1A “Risk Factors” of our 2019 Annual Report on Form 10-K, as amended by Amendment No. 1 to our 2019 Annual Report on Form 10-K filed with the SEC on April 29, 2020. The risks described herein and in our 2019 Annual Report on Form 10-K, as amended, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We have $35.9 million available to be repurchased under that plan as of March 31, 2020.

The following table reflects the repurchases by us of our common stock during the quarter ended March 31, 2020:

						(d)
						Maximum
						Number (or
					(c)	Approximate
			(b)		Total Number of	Dollar Value) of
	(a)		Average		Shares Purchased	Shares that May
	Total Number		Price		as Part of Publicly	be Purchased
	of Shares		Paid per		Announced Plans	Under the Plans or
Period	Purchased		Share		or Programs	Programs
January 1, 2020 — January 31, 2020	504	(1)	$55.39	(1)	—	$37,527,523
February 1, 2020 — February 29, 2020	—		—		—	$37,527,523
March 1, 2020 — March 31, 2020	62,388	(2)	51.25	(2)	32,403	$35,927,503

(1)	Represents shares purchased on January 1, 2020 from our executive officers and other employees who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the 2016 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased.

(2)	Includes 29,985 shares purchased on March 7, 2020, March 8, 2020, March 9, 2020 and March 13, 2020 from our executive officers and other employees who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the 2016 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 6. Exhibits:

10.1

Credit Agreement, dated as of March 26, 2020, among Commnet Finance, LLC, as Borrower, Commnet Wireless, LLC, as Originator and Servicer, ATN International, Inc., as Limited Guarantor, CoBank, ACB, as Administrative Agent, Lead Arranger, and Sole Bookrunner, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on April 1, 2020).

10.2

Consent, Release and Confirmation Agreement, entered into as of March 26, 2020, among ATN International, Inc., as Borrower, each of the subsidiaries of ATN International, Inc., identified as guarantors on the signature pages thereto, CoBank, ACB, as Administrative Agent, and each of the financial institutions identified as a Lender on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on April 1, 2020).

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

ATN International, Inc.

Date: May 11, 2020	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: May 11, 2020	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer