Form 10-Q
period 2020-06-30
ATN International, Inc.
filed 2020-08-10
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, the registrant had outstanding 15,968,423 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended June 30, 2020

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations including the impact of the novel coronavirus pandemic on the economies of the markets we serve, our business and operations, revenue, operating income, EBITDA expectations and capital expenditures for 2020; the competitive environment in our key markets, demand for our services and industry trends; the impact of the Connect America Fund II federal support revenues and the FirstNet transaction; the impact of digital enhancements; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of our operations, including operating margins, revenues, capital expenditures, and the future growth and retention of our major customers and subscriber base and consumer demand for solar power; (2) our ability to maintain favorable roaming arrangements, receive roaming traffic and satisfy the needs and demands of our major wireless customers; (3) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes in the telecommunications industry; (4) government regulation of our businesses, which may impact our FCC and other telecommunications licenses or our renewables businesses; (5) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (6) economic, political and other risks and opportunities facing our operations; (7) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (8) our ability to expand and obtain funding for our renewable energy business; (9) our ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (10) the occurrence of weather events and natural catastrophes; (11) increased competition; (12) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (13) our continued access to capital and credit markets; and (14) the risk of currency fluctuation for those markets in which we operate. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020, as amended by Amendment No. 1 to the 2019 Annual Report on Form 10-K filed with the SEC on April 29, 2020, and the other reports we file from time to time with the SEC. Except as required by law, the Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$124,798	$161,287
Restricted cash	1,072	1,071
Short-term investments	285	416
Accounts receivable, net of allowances for credit losses of $11.6 million and $12.7 million, respectively	46,683	35,904
Inventory, materials and supplies	4,553	5,253
Prepayments and other current assets	66,799	24,792
Total current assets	244,190	228,723
Fixed Assets:
Property, plant and equipment	1,262,306	1,237,555
Less accumulated depreciation	(674,449)	(631,974)
Net fixed assets	587,857	605,581
Telecommunication licenses, net	93,686	93,686
Goodwill	60,691	60,691
Customer relationships, net	6,619	7,441
Operating lease right-of-use assets	63,933	68,763
Other assets	54,629	65,841
Total assets	$1,111,605	$1,130,726
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3,750	$3,750
Accounts payable and accrued liabilities	70,661	74,093
Dividends payable	2,723	2,721
Accrued taxes	9,039	8,517
Current portion of operating lease liabilities	11,313	11,406
Advance payments and deposits	20,946	19,182
Total current liabilities	118,432	119,669
Deferred income taxes	5,476	8,680
Operating lease liabilities, excluding current portion	52,420	56,164
Other liabilities	56,760	57,454
Long-term debt, excluding current portion	80,874	82,676
Total liabilities	313,962	324,643
Commitments and contingencies (Note 13)
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,373,090 and 17,324,858 shares issued, respectively, 15,968,423 and 16,001,937 shares outstanding, respectively	172	172
Treasury stock, at cost; 1,404,668 and 1,322,922 shares, respectively	(55,316)	(51,129)
Additional paid-in capital	189,785	188,471
Retained earnings	540,183	541,890
Accumulated other comprehensive income	(6,094)	(3,282)
Total ATN International, Inc. stockholders’ equity	668,730	676,122
Non-controlling interests	128,913	129,961
Total equity	797,643	806,083
Total liabilities and equity	$1,111,605	$1,130,726

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
REVENUE:
Communication services	$106,240	$105,019	$214,145	$205,633
Other	2,858	2,702	5,859	5,388
Total revenue	109,098	107,721	220,004	211,021
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	28,470	27,930	56,583	55,818
Engineering and operations	17,367	19,107	35,856	38,139
Sales, marketing and customer service	9,373	9,874	18,876	19,264
General and administrative	24,752	26,590	49,676	50,405
Transaction-related charges	72	28	116	68
Depreciation and amortization	21,991	21,549	44,509	42,267
(Gain) Loss on disposition of long-lived assets	49	(111)	64	191
Total operating expenses	102,074	104,967	205,680	206,152
Income from operations	7,024	2,754	14,324	4,869
OTHER INCOME (EXPENSE)
Interest income	66	517	309	1,445
Interest expense	(1,574)	(1,263)	(2,730)	(2,544)
Other income (expense)	590	(255)	(2,310)	(68)
Other income (expense), net	(918)	(1,001)	(4,731)	(1,167)
INCOME BEFORE INCOME TAXES	6,106	1,753	9,593	3,702
Income tax provisions	(2,258)	(274)	(1,149)	939
NET INCOME	8,364	2,027	10,742	2,763
Net income attributable to non-controlling interests, net of tax expense of $0.2 million, $0.3 million, $0.6 million, $0.7 million, respectively.	(3,618)	(2,883)	(7,009)	(5,198)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$4,746	$(856)	$3,733	$(2,435)
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$0.30	$(0.05)	$0.23	$(0.15)
Diluted	$0.30	$(0.05)	$0.23	$(0.15)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,970	15,997	15,958	15,986
Diluted	16,004	15,997	15,993	15,986
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.17	$0.17	$0.34	$0.34

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$8,364	$2,027	$10,742	$2,763
Other comprehensive income (loss):
Foreign currency translation adjustment	1,782	263	(2,644)	500
Unrealized gain (loss) on derivatives	8	(112)	(168)	(173)
Other comprehensive income (loss), net of tax	1,790	151	(2,812)	327
Comprehensive income	10,154	2,178	7,930	3,090
Less: Comprehensive income attributable to non-controlling interests	(3,618)	(2,883)	(7,009)	(5,198)
Comprehensive income (loss) attributable to ATN International, Inc.	$6,536	$(705)	$921	$(2,108)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(In Thousands, Except Per Share Data)

					Accumulated	Total
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, March 31, 2020	$172	$(54,358)	$189,667	$538,161	$(7,884)	$665,758	$127,321	$793,079
Purchase of 17,854 shares of common stock upon exercise of stock options	—	(958)	—	—	—	(958)	—	(958)
Stock-based compensation	—	—	1,418	—	—	1,418	131	1,549
Dividends declared on common stock ($0.17 per common share)	—	—	—	(2,724)	—	(2,724)	(1,321)	(4,045)
Repurchase of non-controlling interests	—	—	(1,300)	—	—	(1,300)	(836)	(2,136)
Comprehensive income:
Net income	—	—	—	4,746	—	4,746	3,618	8,364
Other comprehensive income	—	—	—	—	1,790	1,790	—	1,790
Total comprehensive income	—	—	—	—	—	6,536	3,618	10,154
Balance, June 30, 2020	$172	$(55,316)	$189,785	$540,183	$(6,094)	$668,730	$128,913	$797,643

Balance, March 31, 2019	$172	$(50,116)	$183,079	$559,319	$(1,433)	$691,021	$128,963	$819,984
Purchase of 151 shares of common stock upon exercise of stock options	—	(9)	—	—	—	(9)	—	(9)
Stock-based compensation	—	—	2,033	—	—	2,033	—	2,033
Dividends declared on common stock ($0.17 per common share)	—	—	—	(2,657)	—	(2,657)	(2,348)	(5,005)
Repurchase of non-controlling interests	—	—	—	—	—	—	(640)	(640)
Comprehensive income (loss):
Net income	—	—	—	(856)	—	(856)	2,883	2,027
Other comprehensive income	—	—	—	—	151	151	—	151
Total comprehensive income (loss)	—	—	—	—	—	(705)	2,883	2,178
Balance, June 30, 2019	$172	$(50,125)	$185,112	$555,806	$(1,282)	$689,683	$128,858	$818,541

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In Thousands, Except Per Share Data)

					Accumulated	Total
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2019	$172	$(51,129)	$188,471	$541,890	$(3,282)	$676,122	$129,961	$806,083
Purchase of 80,746 shares of common stock	—	(4,187)	—	—	—	(4,187)	—	(4,187)
Stock-based compensation	—	—	2,614	—	—	2,614	107	2,721
Dividends declared on common stock ($0.34 per common share)	—	—	—	(5,440)	—	(5,440)	(5,553)	(10,993)
Repurchase of non-controlling interests	—	—	(1,300)	—	—	(1,300)	(2,611)	(3,911)
Comprehensive income:
Net income	—	—	—	3,733	—	3,733	7,009	10,742
Other comprehensive loss	—	—	—	—	(2,812)	(2,812)	—	(2,812)
Total comprehensive income	—	—	—	—	—	921	7,009	7,930
Balance, June 30, 2020	$172	$(55,316)	$189,785	$540,183	$(6,094)	$668,730	$128,913	$797,643

Balance, December 31, 2018	$172	$(48,547)	$181,778	$563,593	$(1,609)	$695,387	$127,937	$823,324
Purchase of 28,393 shares of common stock	—	(1,578)	—	—	—	(1,578)	—	(1,578)
Stock-based compensation	—	—	3,334	—	—	3,334	—	3,334
Dividends declared on common stock ($0.34 per common share)	—	—	—	(5,352)	—	(5,352)	(3,904)	(9,256)
Repurchase of non-controlling interests	—	—	—	—	—	—	(861)	(861)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	488	488
Comprehensive income (loss):
Net income (loss)	—	—	—	(2,435)	—	(2,435)	5,198	2,763
Other comprehensive income	—	—	—	—	327	327	—	327
Total comprehensive income (loss)	—	—	—	—	—	(2,108)	5,198	3,090
Balance, June 30, 2019	$172	$(50,125)	$185,112	$555,806	$(1,282)	$689,683	$128,858	$818,541

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$10,742	$2,763
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	44,509	42,267
Provision for doubtful accounts	3,397	2,736
Amortization of debt discount and debt issuance costs	260	290
Stock-based compensation	2,721	3,334
Deferred income taxes	(3,204)	(4,574)
Loss on equity investments	1,412	—
Loss on disposition of long-lived assets	64	191
Unrealized loss on foreign currency	780	(160)
Other non-cash activity	—	11
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(14,475)	(14,886)
Materials and supplies, prepayments, and other current assets	(7,313)	(9,130)
Prepaid income taxes	399	5,158
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	2,497	10,570
Accrued taxes	(1,838)	(22,011)
Other assets	993	251
Other liabilities	(569)	1,712
Net cash provided by operating activities	40,375	18,522
Cash flows from investing activities:
Capital expenditures	(31,965)	(35,396)
Purchase intangible assets, including deposits	(20,000)	—
Purchases of strategic investments	(2,768)	(10,000)
Purchase of short-term investments	—	(5,028)
Proceeds from sale of short-term investments	—	141
Net cash used in investing activities	(54,733)	(50,283)
Cash flows from financing activities:
Dividends paid on common stock	(5,443)	(5,439)
Distributions to non-controlling interests	(5,541)	(3,878)
Payment of debt issuance costs	(1,059)	(1,340)
Principal repayments of term loan	(1,876)	(1,887)
Purchases of common stock – share based compensation	(1,733)	(1,578)
Purchases of common stock – share buyback	(2,449)	—
Repurchases of non-controlling interests	(3,911)	(861)
Investments made by minority shareholders in consolidated affiliates	—	488
Net cash used in financing activities	(22,012)	(14,495)
Effect of foreign currency exchange rates on cash and cash equivalents	(118)	31
Net change in cash, cash equivalents, and restricted cash	(36,488)	(46,225)
Total cash, cash equivalents, and restricted cash, beginning of period	162,358	192,907
Total cash, cash equivalents, and restricted cash, end of period	$125,870	$146,682
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$7,715	$6,356

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

The Company is a holding company that, directly and through its subsidiaries, owns and operates telecommunications businesses in North America, the Caribbean and Bermuda as well as a renewable energy business in India. The Company was incorporated in Delaware in 1987, began trading publicly in 1991 and spun off more than half of its operations to stockholders in 1998. Since that time, the Company has engaged in many strategic acquisitions and investments to help grow its operations, using the cash generated from its established operating units to re-invest in its existing businesses, to make strategic investments in additional businesses, and to return cash to the Company’s investors. The Company has built, and seeks to maintain, resources to support its operating subsidiaries and to improve their customer acquisition, retention, and satisfaction while maintaining optimal operating efficiencies. The Company looks for businesses that offer growth opportunities or potential strategic benefits, but require additional capital investment in order to execute on their business plans. The Company holds controlling positions with respect to some of its investments and non-controlling positions in others. The Company’s investments in earlier stage businesses frequently offer a product and service development component in addition to the prospect of generating returns on its invested capital.

The Company has identified three operating segments to manage and review its operations and to facilitate investor presentations of its results. These three operating segments are as follows:

●	International Telecom. The Company’s international telecom segment offers services to other telecom providers (“Carrier Services”), such as international long-distance, roaming from other carriers’ customers traveling into the Company’s retail markets, and transport and access services, as well as fixed internet and voice services and retail mobility services to customers in Bermuda, Guyana and the US Virgin Islands. The Company also offers fixed video services in Bermuda, the Cayman Islands, and the US Virgin Islands. In addition, the international telecom segment offers managed information technology services to enterprise customers.

●	US Telecom. In the United States, the Company offers Carrier Services, including wholesale roaming services, site maintenance and the leasing of critical network infrastructure such as towers and transport facilities, as well as fixed and mobile communications services to the Company’s retail and enterprise customers in the Southwestern United States.

●	Renewable Energy. In India, the Company provides distributed generation solar power to corporate, utility and municipal customers.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of June 30, 2020:

Segment	Services	Markets	Tradenames
International Telecom	Mobility	Bermuda, Guyana, US Virgin Islands	GTT+, One, Viya
	Fixed	Bermuda, Cayman Islands, Guyana, US Virgin Islands	GTT+, One, Logic, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	GTT+, One, Viya
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands	Fireminds, One, Logic, Viya
US Telecom	Mobility	United States (rural markets)	Commnet, Choice, Choice NTUA Wireless, WestNet, Geoverse
	Fixed	United States	Commnet, Choice, Choice NTUA Wireless, Deploycom, WestNet
	Carrier Services	United States	Commnet, Essextel
	Managed Services	United States	Choice
Renewable Energy	Solar	India	Vibrant Energy

The Company actively evaluates potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, that meet its return on investment and other criteria. In addition, the Company considers non-controlling investments in earlier stage businesses that it considers strategically relevant, and which may offer long-term growth potential for the Company, either individually, or as research and development businesses that can support the Company’s operating subsidiaries in new product and service development and offerings. The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their revenues which is eliminated in consolidation. For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 12 to the Consolidated Financial Statements included in this Report.

COVID-19

In March 2020, the World Health Organization declared a novel strain of coronavirus, now referred to as COVID-19, as a pandemic, and the virus has now spread globally to over 200 countries and territories, including the United States and other countries in which the Company has substantial operations. The Company is continuing to monitor and assess the effects of the COVID-19 pandemic on its commercial operations, the safety of its employees and their families, its sales force and customers and any potential impact on the Company’s revenue in 2020.

The preparation of the condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis the Company evaluates estimates, judgments and methodologies. The Company assessed certain accounting matters and estimates that generally require consideration of forecasted financial information in context with the information and estimates reasonably available to the Company and the unknown future impacts COVID-19 as of June 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, the carrying value of the Company’s goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. The Company assessed the impacts of COVID-19 on the consolidated financial statements as of and for the quarter ended June 30, 2020, in particular the impacts on lines of revenues, operating expenses as well as the deferral and savings on other operating expenses and capital expenditures. During the quarter, while the Company experienced strengthened demand for its broadband services in several of its markets, the Company experienced a reduction in roaming revenue, mobile revenue and handset sales within the Company’s International Telecom segment due to pandemic-related travel and stay-at-home restrictions. The Company also recognized declines in its communications revenue as a result of its granting of certain concessions to its customers in all of its markets during these challenging economic times, including providing temporary price reductions, extensions of billing due dates, and in some markets, pledging not to disconnect customers for nonpayment as a result of COVID-19 related circumstances. However, in response to certain anticipated impacts, the Company was able to implement operating expense savings, particularly with respect to its International Telecom segment, that when coupled with Company-wide travel expense savings and capital expenditure deferrals, acted to offset much of the revenue loss or additional credit loss allowances caused by anticipated customer non-payment activity in the quarter. As a result, the Company’s assessment did not indicate that there was a material impact to the Company’s consolidated financial statements as of and for the quarter ended June 30, 2020. However, the Company’s future assessments of the impacts of COVID-19 for the remainder of the year or its ability to realize continued operational expense savings, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods. For example, the local economies of many of the Company’s Caribbean markets are tourism-dependent and the decline in global travel activity resulting from COVID-19 may continue to impact its revenue and cash flows for certain services in these markets as the Company’s retail and enterprise customers may be unable to pay for services, and the Company’s international roaming revenue may decline as compared to last year. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from the Company management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent economic conditions normalize and more customary operating conditions resume.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for the periods described therein. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020, as amended by Amendment No. 1 to the 2019 Annual Report on Form 10-K filed with the SEC on April 29, 2020.

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

Presentation of Revenue

Effective January 1, 2020, the Company changed its presentation of revenue in the Condensed Consolidated Statement of Operations and in the Selected Segment Financial Information tables. This change is intended to better align the Company’s financial performance with the views of management and industry competitors, and to facilitate a more constructive dialogue with the investment community.

Specifically, the previously disclosed revenue categories of wireless and wireline revenue are being represented as mobility, fixed and Carrier Services revenue within the Company’s segment information and are included within communications services revenue within its Statements of Operations. Managed services revenue, which was previously a component of wireline revenue, along with revenue from the Company’s Renewable Energy operations, is now included in other revenue.

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

In July 2019 and August 2020, the Company entered into a Network Build and Maintenance Agreement (the “FirstNet Agreement”) and First Amendment to that agreement with AT&T Mobility, LLC (“AT&T”), respectively, to build a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) as well as a commercial wireless network in or near the Company’s current operating area in the Southwestern United States (the “FirstNet Transaction”).  The transaction includes construction and service performance obligations. The Company allocated the transaction price of the FirstNet Agreement to each performance obligation based on the relative standalone selling price of each performance obligation in the contract. The standalone selling price is the estimated price the Company would charge for the good or service in a separate transaction with similar customers in similar circumstances.

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

Contract assets and liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019	$ Change	% Change
Contract asset – current	$2,217	$2,413	$(196)	(8)%
Contract asset – noncurrent	651	905	(254)	(28)%
Contract liability – current	(13,598)	(15,044)	1,446	10%
Contract liability – noncurrent	(5,193)	(5,450)	257	5%
Net contract liability	$(15,923)	$(17,176)	$1,253	7%

The contract asset – current is included in prepayments and other current assets, the contract asset – noncurrent is included in other assets, and the contract liabilities are included in advance payments and deposits on the Company’s balance sheet. The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and the FirstNet Transaction. During the six months ended June 30, 2020, the Company recognized revenue of $13.2 million related to its December 31, 2019 contract liability. During the three and six months ended June 30, 2020 the Company amortized $0.6 million and $1.3 million, respectively, of the December 31, 2019 contract asset into revenue. The Company did not recognize any revenue in the six months ended June 30, 2020 related to performance obligations that were satisfied or partially satisfied in previous periods.

Contract Acquisition Costs

The June 30, 2020 balance sheet includes current contract acquisition costs of $1.7 million in prepayments and other current assets and long term contract acquisition costs of $1.1 million in other assets. During the three and six months ended June 30, 2020, the Company amortized $0.5 million and $1.0 million, respectively, of contract acquisition cost.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear retail wireless contracts, which include a promotional discount, and the Company’s construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $232 million and $241 million at June 30, 2020 and December 31, 2019, respectively. The Company expects to satisfy the majority of the remaining performance obligations and recognize the transaction price within 24 months and the remainder thereafter.

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

Receivables

The Company adopted ASU 2016-13 on January 1, 2020. The standard requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses is based on all relevant information including historical information, current conditions, and reasonable and supportable forecasts that affect the collectability of the amounts. The Company adopted ASU 2016-13 using the modified retrospective approach, however, there was no impact of adoption on retained earnings.

The standard impacted the Company’s calculation of credit losses from trade receivables. Historically, the Company recorded credit losses subsequent to the initial revenue transaction. After adoption of ASU 2016-13, the Company will record an estimate of future credit losses in conjunction with the revenue transaction based on the information available including historical experience and management’s expectations of future conditions. Those estimates will be updated as additional information becomes available. Our allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics. There is no significant impact to the Company’s operating results for the current period due to the adoption of this standard.

At June 30, 2020, the Company had gross accounts receivable of $58.2 million and an allowance for credit loss of $11.6 million. At January 1, 2020 the Company had gross accounts receivable of $48.6 million and an allowance for credit losses of $12.7 million. The Company monitors receivables through the use of historical operating data adjusted for expectation of future performance as appropriate. Activity in the allowance for credit losses is below:

Six months ended June 30, 2020

Balance at January 1, 2020	$12,724
Current period provision for expected losses	3,397
Write-offs charged against the allowance	(4,875)
Recoveries collected	354
Balance at June 30, 2020	$11,600

4. LEASES

The Company adopted ASU 2016-02 on January 1, 2019, utilizing the optional transition method with a cumulative adjustment on the date of adoption. Under this approach, the guidance was applied to leases that had commenced as of January 1, 2019 with a cumulative effect adjustment as of that date and prior periods were not adjusted. Upon adoption, the Company recognized an operating lease right-of-use (“ROU”) asset of $70.8 million, a short-term lease liability of $8.2 million, and a long-term lease liability of $61.2 million. The adoption had no impact on retained earnings or other components of equity.

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

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Operating lease cost:
Operating lease cost	$4,029	$4,151	$8,076	$7,667
Short-term lease cost	729	867	1,271	1,578
Variable lease cost	1,540	288	2,343	1,250
Total operating lease cost	$6,298	$5,306	$11,690	$10,495

Finance lease cost:
Amortization of right-of-use asset	$522	$586	$1,094	$1,179
Variable costs	186	262	458	558
Total finance lease cost	$708	$848	$1,552	$1,737

During the six months ended June 30, 2020 and 2019, the Company paid $7.2 million and $3.8 million, respectively, related to lease liabilities. During the six months ended June 30, 2020 and 2019 the Company recorded $1.7 million and $3.3 million, respectively, of lease liabilities arising from ROU assets. At June 30, 2020, finance leases with a cost of $25.2 million and accumulated amortization of $10.0 million were included in property, plant and equipment. At December 31, 2019, finance leases with a cost of $25.9 million and accumulated amortization of $9.4 million were included in property, plant and equipment.

The weighted average remaining lease terms and discount rates as of June 30, 2020 and December 31, 2019 are noted in the table below:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	6.2 years	6.5 years
Financing leases	11.8 years	11.7 years

Weighted-average discount rate
Operating leases	5.0%	5.0%
Financing leases	n/a	n/a

Maturities of lease liabilities as of June 30, 2020 were as follows (in thousands):

Operating Leases
2020 (excluding the six months ended June 30, 2020)	$7,659
2021	14,279
2022	13,019
2023	10,737
2024	9,638
Thereafter	19,329
Total lease payments	74,661
Less imputed interest	(10,928)
Total	$63,733

Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

Operating Leases
2020	$14,526
2021	13,714
2022	12,787
2023	10,713
2024	9,671
Thereafter	18,355
Total lease payments	79,766
Less imputed interest	(12,195)
Total	$67,571

As of June 30, 2020, the Company did not have any material operating or finance leases that have not yet commenced.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	June 30, 2020
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$—	$380	$—	$380
Money market funds	2,410	—	—	2,410
Short term investments	285	—	—	285
Other investments	—	—	13,313	13,313
Interest rate swap	—	(224)	—	(224)
Total assets and liabilities measured at fair value	$2,695	$156	$13,313	$16,164

	December 31, 2019
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$—	$380	$—	$380
Money market funds	2,329	—	—	2,329
Short term investments	416	—	—	416
Other investments	—	—	12,700	12,700
Interest rate swap	—	(56)	—	(56)
Total assets and liabilities measured at fair value	$2,745	$324	$12,700	$15,769

Certificate of Deposit

As of June 30, 2020 and December 31, 2019, this asset class consisted of a time deposit at a financial institution denominated in US dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of June 30, 2020 and December 31, 2019, this asset class consisted of a money market portfolio that comprises Federal government and US Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Short Term Investments and Commercial Paper

As of June 30, 2020 and December 31, 2019, these asset classes consisted of short term foreign and US corporate bonds, equity securities, and commercial paper. Corporate bonds and commercial paper are classified within Level 2 of the fair value hierarchy because the fair value is based on observable market data. Equity securities are classified within Level 1 because fair value is based on quoted market prices in active markets for identical assets. The Company held equity securities with a fair value of $0.1 million and $0.2 million at June 30, 2020 and December 31, 2019, respectively. Net income includes $0.1 million of losses for the three and six months ended June 30, 2020. No gain or loss was recorded in the three and six months ended June 30, 2019.

Other Investments

In the first quarter of 2019, the Company made an investment in an early-stage venture through the acquisition of a convertible debt instrument. The Company elected to fair value the investment upon acquisition. At June 30, 2020, the fair value of the investment was $10.9 million. During the three and six months ended June 30, 2020, the Company recorded $0.3 million and $0.7 million, respectively, of income from changes in the fair value of the investment. The asset is classified within Level 3 of the fair value hierarchy. The Company used the income approach to fair value the investment and the inputs consisted of a discount rate calculated based on the investment attributes and the probability of potential future scenarios occurring.

In the third quarter of 2019, the Company made a $14.4 million investment in a renewable energy partnership. The Company received an investment tax credit of $12.0 million from its investment and will receive future cash distributions from the partnership’s operations. The Company elected the deferral method to account for the credit and elected the fair value option to account for the equity investment. The Company’s investment had a fair value of $2.4 million at June 30, 2020, and $2.5 million at December 31, 2019. The asset is classified within Level 3 of the fair value hierarchy. The Company used the income approach to fair value the investment and the inputs consisted of a discount rate and future cash flows calculated based on the investment attributes.

The Company also holds investments in equity securities consisting of non-controlling investments in privately held companies. These investments, over which the Company does not have the ability to exercise significant influence, are without readily determinable fair values. The investments are measured at cost, less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. The carrying value of the investments was $2.1 million at June 30, 2020 and December 31, 2019. These investments are included with other assets on the consolidated balance sheets.

Equity Method Investments

In the first quarter of 2020, the Company increased its ownership in one investment of a privately held company to approximately 24% of the outstanding voting equity through an additional $2.8 million investment. With this investment the Company obtained the ability to exercise significant influence over the investee and began accounting for the investment under the equity method of accounting recording its share of the investee’s earnings or losses. The carrying value of the investment was $17.5 million at June 30, 2020. The value increased $2.0 million from the December 31, 2019 balance due to an additional investment of $2.8 million, $0.4 million of the Company’s share of investee losses, and currency losses of $0.4 million. The investment is included with other assets on the consolidated balance sheets.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using Level 2 inputs.

The fair value of long-term debt is estimated using Level 2 inputs. At June 30, 2020, the fair value of long-term debt, including the current portion, was $85.1 million and its book value was $84.6 million. At December 31, 2019, the fair value of long-term debt, including the current portion, was $86.9 million and its book value was $86.4 million.

7. LONG-TERM DEBT

On April 10, 2019, the Company entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (the “2019 Credit Facility”).  The 2019 Credit Facility provides for a $200 million revolving credit facility that includes up to (i) $75 million for standby or trade letters of credit and (ii) $10 million under a swingline sub-facility.  Approximately $16.0 million of performance and standby letters of credit have been issued and remain outstanding and undrawn as of June 30, 2020.  The 2019 Credit Facility matures on April 10, 2024.

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

As of June 30, 2020, the Company was in compliance with all of the financial covenants, had no outstanding borrowings and, net of the $16.0 million of outstanding performance letters of credit, had $184.0 million of availability under the 2019 Credit Facility.

FirstNet Receivables Credit Facility

On March 26, 2020, Commnet Finance, a wholly owned subsidiary of Commnet Wireless, entered into a receivables credit facility with the Company, Commnet Wireless, and CoBank, ACB (the “Receivables Credit Facility”).

The Receivables Credit Facility provides for a senior secured delayed draw term loan in an aggregate principal amount of up to $75 million and the proceeds may be used to acquire certain receivables from Commnet Wireless.  The receivables to be financed and sold under the Receivables Credit Facility, which provide the loan security, relate to the obligations of AT&T under the FirstNet Agreement.  The delayed draw period will expire on December 31, 2021.

The maturity date for each loan will be set by CoBank and will match the weighted average maturity of the receivables financed.

Interest on the loans accrues at a rate based on (i) the LIBOR plus 2.50%, (ii) a base rate plus 1.50% or (iii) a fixed annual interest rate to be quoted by CoBank

The Receivables Credit Facility contains customary events of termination, representations and warranties, affirmative and negative covenants and events of default customary for facilities of this type.

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

The Company paid a fee of $0.9 million in 2016 to lock in the interest rate at 4% per annum over the term of the Viya Debt.  The fee was recorded as a reduction to the Viya Debt carrying amount and is being amortized over the life of the loan.

As of June 30, 2020, $60.0 million of the Viya Debt remained outstanding and $0.6 million of the rate lock fee was unamortized.

One Communications Debt

The Company has an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on May 22, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75%, paid quarterly.

The One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guarantees, sale of assets and liens) and financial covenants, tested annually as of and for the twelve months ended December 31st, that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (as defined in the One Communications Debt agreement).  The Company was in compliance with its covenants as of December 31, 2019.

As a condition of the One Communications Debt, the Company was required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, the Company entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of June 30, 2020, the swap had an unamortized notional amount of $7.9 million.

The Company capitalized $0.3 million of fees associated with the One Communications Debt which are being amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of June 30, 2020, $25.3 million of the One Communications Debt was outstanding and $0.1 million of the capitalized fees remained unamortized.

8. GOVERNMENT GRANTS

The Federal Universal Service Fund (“USF”) is a subsidy program managed by the Federal Communications Commission (“FCC”). USF funds are disbursed to telecommunication providers through four programs: the High Cost Program; Low Income Program (“Lifeline Program”); Schools and Libraries Program (“E-Rate Program”); and Rural Health Care Program. The Company participates in the High Cost Program, Lifeline Program, E-Rate Programs, and Rural Health Care Support Program as further described below. All of these funding programs are subject to certain operational and reporting compliance requirements. The Company believes it is in compliance with all applicable requirements.

During the three and six month periods ended June 30, 2020, the Company recorded $4.1 million and $8.2 million, respectively, of revenue from the High Cost Program in its International Telecom segment. During the three and six month periods ended June 30, 2019, the Company recorded $4.1 million and $8.2 million, respectively, of revenue from the High Cost Program in its International Telecom segment. Also, during the three and six month periods ended June 30, 2020, the Company recorded $0.3 million and $0.6 million, respectively, of High Cost Program revenue in its US Telecom segment. During the three and six month periods ended June 30, 2019, the Company recorded $0.3 million and $0.6 million, respectively, of High Cost Program revenue in its US Telecom segment. The Company is subject to certain operational, reporting and construction requirements as a result of this funding, and the Company believes that it is in compliance with all of these requirements.

In August 2018, the Company was awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction. The Company is required to provide fixed broadband and voice services to certain eligible areas in the United States. The Company is subject to operational and reporting requirements under the program and the Company expects to incur additional capital expenditures to comply with these requirements. The Company determined the award is a revenue grant, and as a result the Company will record the funding as revenue upon receipt. During the three and six month periods ended June 30, 2020, the Company recorded $1.9 million and $3.8 million, respectively, from the Connect America Fund Phase II program. During the three and six months ended June 30, 2019, the Company recorded $1.5 million of revenue from the program, as funding began in the second quarter of 2019.

The E-Rate Program provides discounted telecommunication access to eligible schools and libraries.  The E-Rate Program (i) awards special construction funding to build network connectivity for eligible participants, and (ii) pays for discounted recurring charges for eligible broadband services.  The special construction funding is used to reimburse construction costs and is distributed upon completion of a project.  As of June 30, 2020, the Company has been awarded approximately $15.8 million of E-Rate Program grants with construction completion obligations beginning in June 2020.  Once these projects are constructed, the Company is obligated to provide service to the E-Rate Program participants. The Company receives funds upon construction completion and is in various stages of constructing the networks. During 2019, the Company received $5.4 million, of which $3.1 million was a reimbursement of capital expenditures and $2.3 million offset operating activities. The Company expects to meet all requirements associated with these grants.

The Company also receives funding to provide discounted telecommunication services to eligible customers under the E-Rate Program, Lifeline Program, and Rural Health Care Support Program. During the three and six months ended June 30, 2020, the Company recorded revenue of $2.2 million and $4.4 million, respectively, in the aggregate from these programs. During the three and six months ended June 30, 2019, the Company recorded revenue of $1.6 million and $3.2 million, respectively, in the aggregate from these programs. The Company is subject to certain operational and reporting requirements under the above mentioned programs and it believes that it is in compliance with all of these requirements.

Tribal Bidding Credit

As part of the broadcast television spectrum incentive auction, the FCC implemented a tribal lands bidding credit to encourage deployment of wireless services utilizing 600 MHz spectrum on the lands of federally recognized tribes.  The Company received a bidding credit of $7.4 million under this program in 2018.  A portion of these funds will be used to offset network capital costs and a portion will be used to offset the costs of supporting the networks.  The Company’s current estimate is that it will use $5.4 million to offset capital costs, consequently reducing future depreciation expense and $2.0 million to offset the cost of supporting the network which will reduce future operating expense.  The credits are subject to certain requirements, including deploying service by January 2021 and meeting minimum coverage metrics.  If the requirements are not met the funds may be subject to claw back provisions.  The Company currently expects to comply with all applicable requirements related to these funds.

9. RETIREMENT PLANS

The Company has noncontributory defined benefit pension and noncontributory defined medical, dental, vision, and life benefit plans for eligible employees in its International Telecom segment who meet certain eligibility criteria.

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended
	June 30, 2020		June 30, 2019
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$423	$32	$447	$37
Non-operating expense
Interest cost	879	45	841	40
Expected return on plan assets	(1,158)	—	(1,263)	—
Actuarial (gain)/ loss	(7)	(15)	7	(17)
Net periodic pension expense	$137	$62	$32	$60

	Six months ended
	June 30, 2020		June 30, 2019
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$846	$64	$895	$74
Non-operating expense
Interest cost	1,758	90	1,682	80
Expected return on plan assets	(2,316)	—	(2,527)	—
Actuarial (gain)/ loss	(14)	(30)	15	(34)
Net periodic pension expense	$274	$124	$65	$120

In the first quarter of 2020, the Company began the process of winding up one of its pension plans. At December 31, 2019 this plan had assets of $15.1 million and a projected benefit obligation of $15.6 million.

The Company is not required to make contributions to its pension and postretirement benefit plans. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made. During the six months ended June 30, 2020 the Company contributed $0.7 million to its pension benefit plans. The Company did not make any contributions to its pension benefit plans during the six months ended June 30, 2019.

10. INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2020 and 2019 was (37.0%) and (15.6%), respectively.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.

The effective tax rate for the three months ended June 30, 2020 was primarily impacted by the following items: (i) the remeasurement of a forecasted domestic loss at a higher tax rate due to carryback provisions as provided by the CARES Act, (ii) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in India where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a) and (iii) discrete items including a $2.9 million benefit from the reversal of an unrecognized tax position due to statute of limitations expiration and a $0.5 million expense for interest on unrecognized tax positions.

The effective tax rate for the three months ended June 30, 2019 was primarily impacted by the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in the US Virgin Islands and India where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items: (i) a $1.1 million benefit from the reversal of unrecognized tax positions due to statute of limitations expiration, net interest expense on unrecognized tax positions and (ii) a $0.5 million benefit from the reversal of a deferred tax liability due to an intercompany debt restructure.

The Company’s effective tax rate for the six months ended June 30, 2020 and 2019 was (12.0%) and 25.4%, respectively.

The effective tax rate for the six months ended June 30, 2020 was primarily impacted by the following items: (i) the remeasurement of a forecasted domestic loss at a higher tax rate due to carryback provisions as provided by the CARES Act, (ii) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in India where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), and (iii) discrete items including a $2.9 million benefit from the reversal of an unrecognized tax position due to statute of limitations expiration, a $1.0 million expense for interest on unrecognized tax positions, a $0.4 million expense to record a valuation allowance against an investment write-down which cannot be benefitted for tax purposes, and a $0.3 million benefit (net) related to the remeasurement of existing losses and temporary differences at a higher tax rate due to carryback provisions as provided by the CARES Act.

The effective tax rate for the six months ended June 30, 2019 was primarily impacted by the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in the US Virgin Islands and India where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items: (i) a $0.6 million benefit from the reversal of unrecognized tax positions due to statute expiration, net interest expense on unrecognized tax positions and (ii) a $0.5 million benefit from the reversal of a deferred tax liability due to an intercompany debt restructure.

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

11. NET INCOME (LOSS) PER SHARE

For the three months ended June 30, 2020 and 2019, the calculations of basic and diluted weighted average shares of common stock outstanding do not include 5,000 shares and 13,000 shares, respectively, relating to stock options as the effects of those options were anti-dilutive.

For each of the six months ended June 30, 2020 and 2019, the calculation of basic and diluted weighted average shares of common stock outstanding do not include 5,000 shares relating to stock options as the effects of those options were anti-dilutive.

12. SEGMENT REPORTING

The Company has the following three reportable and operating segments: i) International Telecom, ii) US Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended June 30, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$19,062	$2,367	$—	$—	$21,429
Fixed	56,567	4,937	—	—	61,504
Carrier Services	1,897	20,856	—	—	22,753
Other	554	—	—	—	554
Total Communication Services Revenue	78,080	28,160	—	—	106,240
Other
Renewable Energy	—	—	874	—	874
Managed Services	1,984	—	—	—	1,984
Total Other Revenue	1,984	—	874	—	2,858
Total Revenue	80,064	28,160	874	—	109,098
Depreciation and amortization	14,132	5,717	486	1,656	21,991
Non-cash stock-based compensation	28	—	131	1,402	1,561
Operating income (loss)	14,617	1,826	(620)	(8,799)	7,024

For the Three Months Ended June 30, 2019

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$21,007	$2,800	$—	$—	$23,807
Fixed	54,954	3,622	—	—	58,576
Carrier Services	2,306	19,992	—	—	22,298
Other	338	—	—	—	338
Total Communication Services Revenue	78,605	26,414	—	—	105,019
Other
Renewable Energy	—	—	1,448	—	1,448
Managed Services	1,254	—	—		1,254
Total Other Revenue	1,254	—	1,448	—	2,702
Total Revenue	79,859	26,414	1,448	—	107,721
Depreciation and amortization	13,606	5,551	638	1,754	21,549
Non-cash stock-based compensation	11	—	—	2,017	2,028
Operating income (loss)	11,057	1,521	167	(9,991)	2,754

For the Six Months Ended June 30, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$39,198	$4,770	$—	$—	$43,968
Fixed	115,056	9,762	—	—	124,818
Carrier Services	3,541	40,927	—	—	44,468
Other	891	—	—	—	891
Total Communication Services Revenue	158,686	55,459	—	—	214,145
Other
Renewable Energy	—	—	2,196	—	2,196
Managed Services	3,663	—	—	—	3,663
Total Other Revenue	3,663	—	2,196	—	5,859
Total Revenue	162,349	55,459	2,196	—	220,004
Depreciation and amortization	28,448	11,602	1,100	3,359	44,509
Non-cash stock-based compensation	(9)	—	131	2,599	2,721
Operating income (loss)	28,005	4,019	(1,077)	(16,623)	14,324

For the Six Months Ended June 30, 2019

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$41,402	$5,494	$—	$—	$46,896
Fixed	111,080	5,581	—	—	116,661
Carrier Services	4,567	36,832	—	—	41,399
Other	677	—	—	—	677
Total Communication Services Revenue	157,726	47,907	—	—	205,633
Other
Renewable Energy	—	—	2,938	—	2,938
Managed Services	2,450	—	—		2,450
Total Other Revenue	2,450	—	2,938	—	5,388
Total Revenue	160,176	47,907	2,938	—	211,021
Depreciation and amortization	26,621	11,149	1,253	3,244	42,267
Non-cash stock-based compensation	21	—	—	3,313	3,334
Operating income (loss)	24,936	(2,006)	(16)	(18,045)	4,869

(1)	Corporate and Other items refer to corporate overhead costs and consolidating adjustments

Selected balance sheet data for each of the Company’s segments as of June 30, 2020 and December 31, 2019 consists of the following (in thousands):

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
June 30, 2020
Cash, Cash equivalents, and Investments	$60,598	$29,304	$22,801	$12,380	$125,083
Total current assets	112,845	58,928	25,537	46,880	244,190
Fixed assets, net	456,633	66,189	44,852	20,183	587,857
Goodwill	25,421	35,270	—	—	60,691
Total assets	656,414	222,046	71,033	162,112	1,111,605
Total current liabilities	71,627	23,994	1,164	21,647	118,432
Total debt	84,624	—	—	—	84,624
December 31, 2019
Cash, Cash equivalents, and Investments	$43,125	$38,240	$25,054	$55,284	$161,703
Total current assets	91,497	54,207	27,534	55,485	228,723
Fixed assets, net	466,523	69,184	48,421	21,453	605,581
Goodwill	25,421	35,270	—	—	60,691
Total assets	647,228	222,356	76,723	184,419	1,130,726
Total current liabilities	77,644	24,905	2,745	14,375	119,669
Total debt	86,426	—	—	—	86,426

	Capital Expenditures

	International	US	Renewable	Corporate and
Six months ended June 30,	Telecom	Telecom	Energy	Other (1)	Consolidated
2020	$19,929	$8,883	$1,634	$1,519	$31,965
2019	23,692	6,368	817	4,519	35,396

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

The Company’s Guyana subsidiary, GTT, holds a license to provide domestic and international voice and data services in Guyana on an exclusive basis until December 2030. Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector. In connection therewith, the Company and GTT have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GTT’s exclusivity and other rights under the existing agreement and license. On July 18, 2016, the Guyana Parliament passed telecommunications legislation that introduces material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of creating a more competitive market. The legislation was signed into law on August 5, 2016. The legislation does not have the effect of terminating the Company’s exclusive license. Instead the legislation as passed requires the Minister of Telecommunications to conduct further proceedings and issue implementing orders to enact the various provisions of the legislation, including the issuance of competing licenses. The Company cannot predict the manner in which or when the legislation will be implemented by the Minister of Telecommunications.

In January 2019 the Government of Guyana and the Company met to discuss modifications of the Company’s and GTT’s exclusivity rights and other rights under the Company’s existing agreement and GTT’s license. In early March 2020, Guyana held an election the results of which were disputed, and a winner was not formally declared until August 2, 2020. Although the election results have been formally determined and the new Government sworn in, there can be no assurance that our discussions with the Government will resume or be concluded, or that such discussions will satisfactorily address the Company’s contractual exclusivity rights. Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that it would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

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

GTT has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GTT’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. GTT is seeking injunctive relief to stop the illegal bypass activity and monetary damages. Digicel filed counterclaims alleging that GTT has violated the terms of the interconnection agreement and Guyana laws. These suits, filed in 2010 and 2012, have been consolidated with Digicel’s constitutional challenge described above. Prior to the declaration of COVID-19 related travel and business restrictions in Guyana, the consolidated cases were scheduled to proceed to trial in 2020. GTT expects to resume the litigation following the lifting of COVID-19 related restrictions and intends to prosecute these matters vigorously; however, the Company cannot accurately predict at this time when the consolidated suit will go to trial.

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. The Company maintains that any liability GTT might be found to have with respect to the disputed tax assessments that the Guyana Revenue Authority has alleged total $44.1 million, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods. The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of June 30, 2020 for these matters.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our Annual Report on Form 10-K for the year ended December 31, 2019 (as amended by Amendment No. 1 to the 2019 Annual Report on Form 10-K filed with the SEC on April 29, 2020, the “2019 Annual Report on Form 10-K”), and in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We review our operations in three operating segments to facilitate both our internal and investor presentations of our results. These three operating segments are as follows:

●	International Telecom. Our international telecom segment offers services to other telecom providers (“Carrier Services”), such as international long-distance, roaming from other carriers’ customers traveling into our retail markets, and transport and access services, as well as fixed internet and voice services and retail mobility services to customers in Bermuda, Guyana and the US Virgin Islands. We also offer fixed video services in Bermuda, the Cayman Islands, and the US Virgin Islands. In addition, the international telecom segment offers managed information technology services to enterprise customers.

●	US Telecom. In the United States, we offer carrier services, including wholesale roaming services, site maintenance and the leasing of critical network infrastructure such as towers and transport facilities, as well as fixed and mobile communications services to our retail and enterprise customers in the Southwestern United States.

●	Renewable Energy. In India, we provide distributed generation solar power to corporate, utility and municipal customers.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of June 30, 2020:

Segment	Services	Markets	Tradenames
International Telecom	Mobility	Bermuda, Guyana, US Virgin Islands	GTT+, One, Viya
	Fixed	Bermuda, Cayman Islands, Guyana, US Virgin Islands	GTT+, One, Logic, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	GTT+, One, Viya
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands	Fireminds, One, Logic, Viya
US Telecom	Mobility	United States (rural markets)	Commnet, Choice, Choice NTUA Wireless, WestNet, Geoverse
	Fixed	United States	Commnet, Choice, Choice NTUA Wireless, Deploycom, WestNet
	Carrier Services	United States	Commnet, Essextel
	Managed Services	United States	Choice
Renewable Energy	Solar	India	Vibrant Energy

We actively evaluate potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, that meet our return on investment and other criteria. In addition, we consider non-controlling investments in earlier stage businesses that we consider strategically relevant, and which may offer long-term growth potential for us, either individually, or as research and development businesses that can support our operating subsidiaries in new product and service development and offerings. We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their revenues, which is eliminated in consolidation. For further information about our financial segments and geographical information about our operating revenues and assets see Notes 1 and 12 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

COVID-19

In March 2020, the World Health Organization declared a novel strain of coronavirus, now referred to as COVID-19, as a pandemic, and the virus has now spread globally to over 200 countries and territories, including the United States and other countries in which we have substantial operations. We are continuing to monitor and assess the effects of the COVID-19 pandemic on our commercial operations, the safety of our employees and their families, our sales force and customers and any potential impact on our revenue in 2020.

The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate estimates, judgments and methodologies. We assessed certain accounting matters and estimates that generally require consideration of forecasted financial information in context with the information and estimates reasonably available to us and the unknown future impacts COVID-19 as of June 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. We assessed the impacts of COVID-19 on the consolidated financial statements as of and for the quarter ended June 30, 2020, in particular the impacts on lines of revenues, operating expenses as well as the deferral and savings on other operating expenses and capital expenditures. During the quarter, while we experienced strengthened demand for our broadband services in several of our markets, we experienced a reduction in roaming revenue, mobile revenue and handset sales within our International Telecom segment due to pandemic-related travel and stay-at-home restrictions. We also recognized declines in our communications revenue as a result of our granting of certain concessions to our customers in all of our markets during these challenging economic times, including providing temporary price reductions, extensions of billing due dates, and in some markets, pledging not to disconnect customers for nonpayment as a result of COVID-19 related circumstances. However, in response to certain anticipated impacts, we were able to implement operating expense savings, particularly with respect to our International Telecom segment, that when coupled with Company-wide travel expense savings and capital expenditure deferrals, acted to offset much of the revenue loss or additional credit loss allowances caused by anticipated customer non-payment activity in the quarter. As a result, our assessment did not indicate that there was a material impact to our consolidated financial statements as of and for the quarter ended June 30, 2020. However, our future assessments of the impacts of COVID-19 for the remainder of the year or our ability to realize continued operational expense savings, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods. For example, the local economies of many of our Caribbean markets are tourism-dependent and the decline in global travel activity resulting from COVID-19 may continue to impact our revenue and cash flows for certain services in these markets as our retail and enterprise customers may be unable to pay for services, and our international roaming revenue may decline as compared to last year. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from our management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent economic conditions normalize and more customary operating conditions resume.

Presentation of Revenue

Effective January 1, 2020, we changed our presentation of revenue in the Condensed Consolidated Statement of Operations and in the Selected Segment Financial Information tables. This change is intended to better align our financial performance with the views of management and industry competitors, and to facilitate a more constructive dialogue with the investment community.

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

FirstNet Agreement

In July 2019 and August 2020, we entered into a Network Build and Maintenance Agreement (the “FirstNet Agreement”) and First Amendment to that agreement with AT&T Mobility, LLC (“AT&T”), respectively, to build a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) as well as a commercial wireless network in or near our current operating area in the Southwestern United States (the “FirstNet Transaction”).  Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time.  We expect to recognize construction revenue of approximately $80 million to $85 million over the next two years that will be mainly offset by construction costs as sites are completed. Revenues from construction are expected to have minimal impact on operating income. The network build portion of the FirstNet Agreement has continued during the COVID-19 pandemic but the overall timing of the build schedule has been delayed. Subject to ongoing delays caused by COVID-19 related restrictions, we currently expect construction revenues to begin in late 2020 and continue through 2021.

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

See Sources of Cash below for a discussion regarding our March 26, 2020 credit agreement providing the ability to finance the assets built under the FirstNet Agreement.

Universal Service Fund

The Federal Universal Service Fund (“USF”) is a subsidy program managed by the Federal Communications Commission (“FCC”). USF funds are disbursed to telecommunication providers through four programs: the High Cost Program; Low Income Program (“Lifeline Program”); Schools and Libraries Program (“E-Rate Program”); and Rural Health Care Program. We participate in the High Cost Program, Lifeline Program, E-Rate Program, and Rural Health Care Support Program as further described below. All of these funding programs are subject to certain operational and reporting compliance requirements. We believe that we are in compliance with all applicable requirements.

During the three and six month periods ended June 30, 2020, we recorded $4.1 million and $8.2 million, respectively, of revenue from the High Cost Program in our International Telecom segment. During the three and six month periods ended June 30, 2019, we recorded $4.1 million and $8.2 million, respectively, of revenue from the High Cost Program in our International Telecom segment. Also, during the three and six month periods ended June 30, 2020, we recorded $0.3 million and $0.6 million, respectively, of High Cost Program revenue in our US Telecom segment. During the three and six month periods ended June 30, 2019, we recorded $0.3 million and $0.6 million of High Cost Program revenue in our US Telecom segment. We are subject to certain operational, reporting and construction requirements as a result of this funding, and we believe that we are in compliance with all of these requirements.

In August 2018, we were awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction. The funding began in the second quarter of 2019 and we are required to provide fixed broadband and voice services to certain eligible areas in the United States. We are subject to operational and reporting requirements under the program and we expect to incur additional capital expenditures to comply with these requirements. We determined the award is a revenue grant, and as a result we will record the funding as revenue upon receipt. During the three and six month periods ended June 30, 2020, we recorded $1.9 million and $3.8 million, respectively, from the Connect America Fund Phase II program. During the three and six months ended June 30, 2019, we recorded $1.5 million of revenue from the program.

The E-Rate Program provides discounted telecommunication access to eligible schools and libraries.  The E-Rate Program (i) awards special construction funding to build network connectivity for eligible participants, and (ii) pays for discounted recurring charges for eligible broadband services.  The special construction funding is used to reimburse construction costs and is distributed upon completion of a project.  As of June 30, 2020, we were awarded approximately $15.8 million of E-Rate Program grants with construction completion obligations beginning in June 2020.  Once these projects are constructed, we are obligated to provide service to the E-Rate Program participants. We receive funds upon construction completion and are in various stages of constructing the networks. During 2019, we received $5.4 million of which $3.1 million was a reimbursement of capital expenditures and $2.3 million offset operating activities. We expect to meet all requirements associated with these grants.

We also receive funding to provide discounted telecommunication services to eligible customers under the E-Rate Program, Lifeline Program, and Rural Health Care Support Program. During the three and six months ended June 30, 2020, we recorded revenue of $2.2 million, and $4.4 million, respectively, in the aggregate from these programs. During the three and six months ended June 30, 2019, we recorded revenue of $1.6 million and $3.2 million, respectively, in the aggregate from these programs. We are subject to certain operational and reporting requirements under the above mentioned programs and we believe that we are in compliance with all of these requirements.

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

Selected Segment Financial Information

The following represents selected segment information for the three months ended June 30, 2020 and 2019 (in thousands):

For the Three Months Ended June 30, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$19,062	$2,367	$—	$—	$21,429
Fixed	56,567	4,937	—	—	61,504
Carrier Services	1,897	20,856	—	—	22,753
Other	554	—	—	—	554
Total Communication Services Revenue	78,080	28,160	—	—	106,240
Other
Renewable Energy	—	—	874	—	874
Managed Services	1,984	—	—	—	1,984
Total Other Revenue	1,984	—	874	—	2,858
Total Revenue	80,064	28,160	874	—	109,098

Operating income (loss)	14,617	1,826	(620)	(8,799)	7,024

For the Three Months Ended June 30, 2019

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$21,007	$2,800	$—	$—	$23,807
Fixed	54,954	3,622	—	—	58,576
Carrier Services	2,306	19,992	—	—	22,298
Other	338	—	—	—	338
Total Communication Services Revenue	78,605	26,414	—	—	105,019
Other
Renewable Energy	—	—	1,448	—	1,448
Managed Services	1,254	—	—	—	1,254
Total Other Revenue	1,254	—	1,448	—	2,702
Total Revenue	79,859	26,414	1,448	—	107,721

Operating income (loss)	11,057	1,521	167	(9,991)	2,754

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

A quarter-to-date comparison of our segment results is as follows:

International Telecom.  Revenues within our International Telecom segment increased $0.2 million, or 0.3%, to $80.1 million from $79.9 million for the three months ended June 30, 2020 and 2019, respectively, a slight increase year-on-year mainly due to increases in fixed broadband revenues and increases in managed services revenues partially offset by lower mobile revenues.

Operating expenses within our International Telecom segment decreased by $3.3 million, or 4.8%, to $65.5 million from $68.8 million for the three months ended June 30, 2020 and 2019, respectively.  The decrease was primarily the result of a reduction in contract labor, site maintenance and facility utilities as a result of the impact of COVID-19.

As a result, our International Telecom segment’s operating income increased $3.5 million, or 31.5%, to $14.6 million from $11.1 million for the three months ended June 30, 2020 and 2019, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $1.8 million, or 6.8%, to $28.2 million from $26.4 million for the three months ended June 30, 2020 and 2019, respectively, primarily due to a full quarter of Connect America Phase Fund II program federal support revenues in the current year quarter and increased carrier services revenue as part of the FirstNet Transaction.

Operating expenses within our US Telecom segment increased $1.5 million, or 6.0%, to $26.4 million from $24.9 million for the three months ended June 30, 2020 and 2019, respectively, as a result of additional expenses, such as transport costs, being incurred in connection with the FirstNet Transaction and the operating costs of new investments.

As a result of the above, our US Telecom segment’s operating income increased $0.3 million, or 20.0%, to $1.8 million from $1.5 million for the three months ended June 30, 2020 and 2019, respectively.

Renewable Energy.  Revenue within our Renewable Energy segment decreased $0.5 million, or 35.7%, to $0.9 million from $1.4 million for the three months ended June 30, 2020 and 2019, respectively, primarily due to pandemic-related restrictions which resulted in the temporary suspension of some of our customers’ operations. Those restrictions were lifted late in the quarter, and our customers’ operations and revenue generation resumed. Absent additional government-mandated closures, we expect most of our customers to be fully operational again in the third quarter.

Operating expenses within our Renewable Energy segment increased by $0.3 million, or 25.0%, to $1.5 million from $1.2 million for the three months ended June 30, 2020 and 2019 due to increased site maintenance expenses.

As a result of the above, our Renewable Energy segment’s operating income decreased by $0.8 million to a loss of $0.6 million compared to income of $0.2 million for the three months ended June 30, 2020 and 2019, respectively.

The following represents a year over year discussion and analysis of our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
REVENUE:
Communication services	$106,240	$105,019	$1,221	1.2%
Other	2,858	2,702	156	5.8
Total revenue	109,098	107,721	1,377	1.3
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	28,470	27,930	540	1.9
Engineering and operations	17,367	19,107	(1,740)	(9.1)
Sales, marketing and customer services	9,373	9,874	(501)	(5.1)
General and administrative	24,752	26,590	(1,838)	(6.9)
Transaction-related charges	72	28	44	157.1
Depreciation and amortization	21,991	21,549	442	2.1
(Gain) Loss on disposition of long-lived assets	49	(111)	160	(144.1)
Total operating expenses	102,074	104,967	(2,893)	(2.8)
Income from operations	7,024	2,754	4,270	155.0
OTHER INCOME (EXPENSE):
Interest income	66	517	(451)	(87.2)
Interest expense	(1,574)	(1,263)	(311)	24.6
Other income (expense)	590	(255)	845	(331.4)
Other expense, net	(918)	(1,001)	83	(8.3)
INCOME BEFORE INCOME TAXES	6,106	1,753	4,353	248.3
Income tax expense	(2,258)	(274)	(1,984)	724.1
NET INCOME	8,364	2,027	6,337	312.6
Net income attributable to non-controlling interests, net of tax:	(3,618)	(2,883)	(735)	25.5
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$4,746	$(856)	$5,602	(654.4)%

Communications services revenue

Mobility revenue. Our mobility revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing mobile voice and data services over our wireless networks and the sale of related equipment such as handsets and other accessories to our subscribers.

Mobility revenue decreased by $2.4 million, or 10.1%, to $21.4 million for the three months ended June 30, 2020 from $23.8 million for the three months ended June 30, 2019. The decrease in mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, mobility revenue decreased by $1.9 million, or 9.0%, to $19.1 million for the three months ended June 30, 2020 from $21.0 million for the three months ended June 30, 2019. The impact of COVID-19’s travel and stay-at-home restrictions resulted in a decrease in mobility subscribers and lower prepaid and overage revenues as well as our equipment sales.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $0.4 million, or 14.3%, to $2.4 million from $2.8 million for the three months ended June 30, 2020 and 2019, respectively. This decrease is related to a decrease in subscribers within our retail mobility operations which was primarily related to the impact of COVID-19.

We expect that mobility revenue within both our International and US Telecom segments may continue to decline as a result of the response to the COVID-19 pandemic which placed restrictions on travel and movement resulting in significant business interruptions and retail store closures. We have also granted certain concessions to our customers in the near term, including the provision of temporary price reductions, extensions of billing due dates, and in some markets, pledging not to disconnect customers, which may cause such a decline in mobility revenue.

Fixed communications revenue. Fixed communications revenue is primarily generated by internet, voice, and video service revenues provided to retail and enterprise customers over our wireline networks. Fixed revenue within our US Telecom segment also includes revenue from the Connect America Fund Phase II program award.

Fixed communications revenue increased by $2.9 million, or 4.9%, to $61.5 million from $58.6 million for the three months ended June 30, 2020 and 2019, respectively. The net increase in fixed communications revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, fixed communications revenue increased by $1.6 million, or 2.9%, to $56.6 million from $55.0 million, for the three months ended June 30, 2020 and 2019, respectively, primarily as a result of an increase in fixed broadband subscribers and usage in order to enable remote working and better connectivity during the COVID-19 pandemic. These increases were partially offset by a decrease in video subscribers and revenue as certain enterprise customers, such as hotels, were impacted by the effects of COVID-19.

●	US Telecom. Fixed communications revenue within our US Telecom segment increased by $1.3 million, or 36.1%, to $4.9 million from $3.6 million for the three months ended June 30, 2020 and 2019, respectively. This increase was related to the Connect America Fund Phase II program award which began during the latter half of the second quarter of 2019 and an increase in rural broadband subscribers.

We expect that fixed revenue within our International Telecom segment may decline as a result of the response, such as long delays in the return of tourism activity, to the COVID-19 pandemic which may result in significant business interruptions that may impact our customers’ ability to pay for our services. We have also granted certain concessions to our customers which may cause such a decline in fixed revenue including the provision of temporary price reductions, extensions of billing due dates, and in some markets, pledging not to disconnect customers. Fixed revenue may also decline in many of our international markets as a result of a decline in video revenues due to subscribers using alternative methods to receive video content.

We expect that fixed revenue within the US Telecom segment might also decline as a result of our customers’ inability to pay for our services during the COVID-19 pandemic. However, those declines may be partially offset by the fixed nature of our federal support contracts, such as the Connect America Fund Phase II program award, which may provide steady and predictable revenues.

Carrier Services revenue. Carrier Services revenue is generated by both our International Telecom and US Telecom segments. Within our International Telecom segment, Carrier Services revenue includes international long-distance services, roaming revenues generated by other carriers’ customers roaming into our retail markets, transport services and access services provided to other telecommunications carriers. Within our US Telecom segment, Carrier Services revenue includes services provided under the FirstNet Transaction, wholesale roaming revenues, the provision of network switching services, tower lease revenue and other services provided to carriers.

Carrier Services revenue increased by $0.5 million, or 2.2%, to $22.8 million from $22.3 million for the three months ended June 30, 2020 and 2019, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue decreased by $0.4 million, or 17.4%, to $1.9 million from $2.3 million, for the three months ended June 30, 2020 and 2019, respectively, as a result of decreased roaming revenues within most of our International Telecom markets as a result of the travel and stay-at-home restrictions implemented in response to COVID-19.

●	US Telecom. Carrier Services revenue within our US Telecom segment increased by $0.9 million, or 4.5%, to $20.9 million from $20.0 million, for the three months ended June 30, 2020 and 2019, respectively, primarily as a result of increased revenues in connection with the FirstNet Transaction.

Within our International Telecom segment, we expect that Carrier Services revenue may decline in the near term as a result of reduced roaming revenues in connection with travel bans implemented in response to the COVID-19 pandemic. We also anticipate that Carrier Service revenue from our international long-distance business in Guyana will continue to decrease as consumers seek to use alternative technology services to place calls, as well as a result of the loss of market share should we cease to be the exclusive provider of domestic fixed and international long-distance service in Guyana, whether by reason of the Government of Guyana implementing recently-passed legislation or new regulations or the lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our Carrier Services revenue, over the longer term such declines may be offset by increased revenue from broadband services to consumers and enterprises in Guyana, an increase in regulated local calling rates in Guyana or possible economic growth within that country. We currently cannot predict when or if the Government of Guyana will take any action to implement such legislation or any other action that would otherwise affect our exclusive rights in Guyana. See Note 13 to the Condensed Consolidated Financial Statements included in this Report.

The most significant competitive factor we face within our US Telecom segment is the extent to which our carrier customers in our wholesale mobility business choose to roam on our networks and lease our tower space and transport (“backhaul”) services or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets. We also face competition from other providers of such shared infrastructure solutions. In the past, we have entered into buildout projects with existing carrier customers to help these customers accelerate the buildout of a given area in exchange for the carrier’s agreement to lease us spectrum in that area and enter into a contract with specific pricing and terms. Historically, these arrangements have differed from our FirstNet Transaction and have typically included a purchase right in favor of the carrier to purchase that portion of the network for a predetermined price, depending on when the right to purchase is exercised.

The construction of the network under the FirstNet agreement has continued during the COVID-19 pandemic but the overall timing of the construction schedule has been delayed. We currently expect construction revenues to begin in late 2020 and continue through 2021, subject to any ongoing delays caused by COVID-19 pandemic related restrictions. Subsequent to the construction phase of the FirstNet Transaction, we expect Carrier Services revenue to increase and then stabilize with annual step downs in revenue as a result of continued reduced contractual rates and imposed revenue caps. We believe that maintaining roaming and other Carrier Services favorable to our carrier customers allows us to preserve revenue for a longer period of time while creating the potential for long-lived shared infrastructure solutions for carriers in areas they may consider to be non-strategic.

Other communications services revenue. Other communications services revenue includes miscellaneous services that our operations within our International Telecom segment provide to retail subscribers. Other communications revenues increased to $0.6 million from $0.3 million for the three months ended June 30, 2020 and 2019, respectively.

Other revenue

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

Renewable energy revenue decreased by $0.5 million, or 35.7%, to $0.9 million from $1.4 million for the three months ended June 30, 2020 and 2019, respectively, primarily due to pandemic-related restrictions which resulted in the temporary suspension of some of our customers’ operations. Those restrictions were lifted late in the quarter, and our customers’ operations and revenue generation resumed. Absent additional government-mandated closures, we expect most of our customers to be fully operational again in the third quarter.

We believe that our renewable energy revenue may decline in future periods as COVID-19 related restrictions require the reduction or limited usage by our customers of their facilities thereby reducing demand for the generation of power from our commercial customers for the duration of such restrictions. Thereafter we believe our renewable energy revenue should stabilize as we continue to operate our solar plants in accordance with our long term PPAs.

Managed services revenue. Managed services revenue is generated primarily in our International Telecom segment and includes network, application, infrastructure, and hosting services.

Managed services revenue increased by $0.7 million, or 53.8%, to $2.0 million from $1.3 million for the three months ended June 30, 2020 and 2019, respectively, primarily as a result of an increase in consulting services and equipment sales.

We expect that managed services revenue may decline as a result of the response to the COVID-19 pandemic which placed restrictions on travel and movement resulting in significant business interruptions to our customers.

Termination and access fee expenses.  Termination and access fee expenses are charges that we incur for voice and data transport circuits (in particular, the circuits between our mobility sites and our switches), internet capacity, video programming costs, other access fees we pay to terminate our calls, telecommunication spectrum fees and direct costs associated with our managed services and technology business and our renewable energy operations.  Termination and access fees also include bad debt reserves and the cost of handsets and customer resale equipment incurred by our retail businesses.

Termination and access fees increased by $0.6 million, or 2.2%, to $28.5 million from $27.9 million for the three months ended June 30, 2020 and 2019, respectively. The net increase in termination and access fees, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, termination and access fees remained consistent at $18.0 million for the three months ended June 30, 2020 and 2019. The impact of COVID-19 resulted in increases in our bad debt reserves. Offsetting this increase was a decrease in the cost of communications equipment sales as many of our retail stores were closed as a result of the pandemic. In addition, we recorded an increase in termination and access fees as a result of increased equipment sales within our managed information technology services business

●	US Telecom. Termination and access fees within our US Telecom segment increased by $0.6 million, or 6.1%, to $10.5 million from $9.9 million for the three months ended June 30, 2020 and 2019. This increase was primarily a result of an increase in data transport costs incurred in connection with the FirstNet Transaction and an increase in our wholesale long-distance voice services business partially offset by decreases in wholesale roaming expenses which were reduced, as a result of the impact of COVID-19 related restrictions on the ability of our customers to travel to other carriers’ markets.

We expect that termination and access fee expenses may increase within all of our segments due to an expected increase in roaming and other termination costs when the COVID-19 related travel restrictions are lifted. Within the US Telecom segment, our performance under the FirstNet Transaction is also anticipated to contribute to an increase in termination and access fee expenses during the construction phase over the next two years.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating, upgrading and supporting our telecommunications networks and renewable energy operations, including the salaries and benefits paid to employees directly involved in the development and operation of those businesses.

Engineering and operations expenses decreased by $1.7 million, or 8.9%, to $17.4 million from $19.1 million for the three months ended June 30, 2020 and 2019, respectively.  The net decrease in engineering and operations expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, engineering and operations expenses decreased by $2.2 million, or 14.4%, to $13.1 million from $15.3 million, for the three months ended June 30, 2020 and 2019, respectively. This decrease was recognized within all of our international markets as a result of the impact of COVID-19 related restrictions which resulted in a reduction in travel and facility costs such as utilities, which were reduced as a result of our receipt of credits from certain local utility providers.

●	US Telecom. Engineering and operations expenses increased within our US Telecom segment by $0.4 million, or 10.8%, to $4.1 million from $3.7 million, for the three months ended June 30, 2020 and 2019, respectively, primarily in order to support the construction phase of the FirstNet Transaction and our expanding in-building mobility business. These increases were partially offset by certain cost reduction programs and a reduction in travel as a result of the COVID-19 pandemic.

●	Corporate Overhead. Engineering and operations expenses within our corporate overhead decreased by $0.1 million, or 50.0%, to $0.1 million from $0.2 million for the three months ended June 30, 2020 and 2019, respectively.

In our International Telecom segment, we expect that engineering and operations expenses may increase when the COVID-19 related restrictions are lifted. We expect engineering and operating expenses to continue to increase in our US Telecom segment during the construction phase of the FirstNet Transaction.

Sales and marketing expenses. Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses decreased by $0.5 million, or 5.1%, to $9.4 million from $9.9 million for the three months ended June 30, 2020 and 2019, respectively.  The net decrease in net sales and marketing expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our sales and marketing expenses decreased by $1.1 million, or 12.9%, to $7.4 million from $8.5 million for the three months ended June 30, 2020 and 2019, respectively. This decrease was incurred within all of our international markets primarily as a result of a reduction in advertising and promotions as well as the impact of COVID-19 restrictions.

●	US Telecom. Sales and marketing expenses increased within our US Telecom segment by $0.6 million, or 42.9%, to $2.0 million from $1.4 million, for the three months ended June 30, 2020 and 2019, respectively, primarily as a result of increased spending in our retail business within our US mobility operations and within our in-building mobility business.

Within our International Telecom segment, we expect that sales and marketing expenses may increase when COVID-19 related travel restrictions are lifted. Within our US Telecom segment sales and marketing expenses may also continue to increase as a result of the expansion of our in-building mobility business.

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

General and administrative expenses decreased by $1.8 million, or 6.8%, to $24.8 million from $26.6 million for the three months ended June 30, 2020 and 2019, respectively. The net decrease in general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. General and administrative expenses decreased within our International Telecom segment by $0.7 million, or 5.2%, to $12.8 million from $13.5 million, for the three months ended June 30, 2020 and 2019, respectively. The decrease was recognized within most of our markets as a result of certain cost reduction measures and the impact of COVID-19 related restrictions which resulted in a reduction in travel and facility costs such as utilities, which were reduced as a result of our receipt of credits from certain local utility providers.

●	US Telecom. General and administrative expenses decreased by $0.3 million, or 6.8%, to $4.1 million from $4.4 million for the three months ended June 30, 2020 and 2019, respectively, primarily as a result of certain cost reduction measures and the impact of COVID-19 related restrictions which reduced travel and facility costs such as utilities within our US mobility business partially offset by an increase within our in-building mobility network business to support its expanding operations.

●	Renewable Energy. General and administrative expenses within our Renewable Energy segment increased by $0.3 million, or 50.0%, to $0.9 million from $0.6 million for the three months ended June 30, 2020 and 2019, respectively, as a result of the recent expansion of its operations.

●	Corporate Overhead. General and administrative expenses within our corporate overhead decreased by $1.2 million, or 14.8%, to $6.9 million from $8.1 million, for the three months ended June 30, 2020 and 2019, respectively, primarily related to certain cost reduction measures, partially offset by an increase in information technology expenditures to further enhance our network security.

We expect general and administrative expenses within all of our segments may increase as the COVID-19 related travel restrictions are lifted. Within our US Telecom segment, we also expect to incur additional general and administrative expenses to support our in-building mobility network operations. In addition, we expect general and administrative expenses within our corporate overhead to increase as we work to further enhance our network security.

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

We incurred a nominal amount of transaction related charges during the three months ended June 30, 2020 and 2019.

 Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $0.5 million, or 2.3%, to $22.0 million from $21.5 million for the three months ended June 30, 2020 and 2019, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $0.5 million, or 3.7%, to $14.1 million from $13.6 million, for the three months ended June 30, 2020 and 2019, respectively. This increase was recognized throughout most of our international markets as a result of recent upgrades and expansions to this segment’s network assets including resiliency enhancements in the US Virgin Islands which were impacted by Hurricanes Maria and Irma in 2017.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $0.1 million, or 1.8%, to $5.7 million from $5.6 million, for the three months ended June 30, 2020 and 2019, respectively, primarily as a result of upgrades within our US mobility businesses.

●	Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment decreased by $0.1 million, or 16.7%, to $0.5 million from $0.6 million for the three months ended June 30, 2020 and 2019, respectively.

●	Corporate Overhead. Depreciation and amortization expenses decreased by $0.1 million, or 5.6%, to $1.7 million from $1.8 million for the three months ended June 30, 2020 and 2019, respectively, as a result of certain shared services assets being placed into service throughout 2019.

We expect depreciation expense to increase as we acquire tangible assets to expand or upgrade our telecommunications networks and expand our solar power generating assets.

Loss on disposition of long-lived assets.   During the three months ended June 30, 2020 and 2019, we recorded a loss on the disposition of long-lived assets of $0.1 million and a gain of $0.1 million on the disposition of long lived assets, respectively, as a result of the disposal of miscellaneous assets within our US mobility and renewable energy operations.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short term investment balances.

Interest income decreased $0.4 million to $0.1 million from $0.5 million for the three months ended June 30, 2020 and 2019, respectively, as a result of a reduction in the balances of our cash, cash equivalents and short-term investments as well as our return on those balances.

Interest expense.   We incur interest expense on the Viya Debt and the One Communications Debt as well as commitment fees, letter of credit fees and the amortization of debt issuance costs on our 2019 Credit Facility. Beginning on March 26, 2020, we also began incurring interest expense on the Receivables Credit Facility (as defined below). Interest expense increased by $0.3 million, or 23.1%, to $1.6 million from $1.3 million for the three months ended June 30, 2020 and June 30, 2019, respectively, primarily as a result of the amortization of debt issuance costs on the Receivables Credit Facility.

We expect interest expense to increase in future periods as a result of the Receivables Credit Facility.

Other income.  Other income, net represents miscellaneous non-operational income earned and expenses incurred.

For the three months ended June 30, 2020, other income was $0.6 million which was primarily related to $0.4 million of income from non-controlling equity investments and $0.5 million of income related to certain employee benefit plans. This income was partially offset by $0.3 million relating to a net loss on foreign currency transactions.

For the three months ended June 30, 2019, we recorded $0.3 million of expenses relating to a net loss on foreign currency transactions.

Income taxes.  Our effective tax rate for the three months ended June 30, 2020 and 2019 was (37.0%) and (15.6%), respectively.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.

The effective tax rate for the three months ended June 30, 2020 was primarily impacted by the following items: (i) the remeasurement of a forecasted domestic loss at a higher tax rate due to carryback provisions as provided by the CARES Act, (ii) the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in India where we cannot benefit from those losses as required by ASC 740-270-30-36(a), and (iii) discrete items including a $2.9 million benefit from the reversal of an unrecognized tax position due to statute of limitations expiration and $0.5 million expense for interest on unrecognized tax positions.

The effective tax rate for the three months ended June 30, 2019 was primarily impacted by the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in the US Virgin Islands and

India where we cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items: (i) a $1.1 million benefit from the reversal of unrecognized tax positions due to statute of limitations expiration, net interest expense on unrecognized tax positions and (ii) a $0.5 million benefit from the reversal of a deferred tax liability due to an intercompany debt restructure.

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

Net income attributable to non-controlling interests, net of tax.  Net income attributable to non-controlling interests, net of tax reflected an allocation of $3.6 million and $2.9 million of income generated by our less than wholly owned subsidiaries for the three months ended June 30, 2020 and 2019, respectively, an increase of $0.7 million, or 24.1%. Changes in net income attributable to non-controlling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Net income attributable to non-controlling interests, net of tax increased by $0.2 million, or 8.7%, to $2.5 million from $2.3 million for the three months ended June 30, 2020 and 2019, respectively, primarily as a result of an increase in profitability at our less than wholly owned subsidiaries.

●	US Telecom. Net income attributable to non-controlling interests, net of tax increased by $0.5 million to $1.1 million from $0.6 million for the three months ended June 30, 2020 and 2019, respectively, primarily as a result of increased profitability at certain less than wholly owned subsidiaries within our US mobility retail operations.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was income of $4.7 million and a loss of $0.9 million for the three months ended June 30, 2020 and 2019, respectively.

On a per diluted share basis, net income (loss) was income of $0.30 and a loss of $0.05 per diluted share for the three months ended June 30, 2020 and 2019, respectively.

Selected Segment Financial Information

The following represents selected segment information for the six months ended June 30, 2020 and 2019 (in thousands):

For the Six Months Ended June 30, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$39,198	$4,770	$—	$—	$43,968
Fixed	115,056	9,762	—	—	124,818
Carrier Services	3,541	40,927	—	—	44,468
Other	891	—	—	—	891
Total Communication Services Revenue	158,686	55,459	—	—	214,145
Other
Renewable Energy	—	—	2,196	—	2,196
Managed Services	3,663	—	—	—	3,663
Total Other Revenue	3,663	—	2,196	—	5,859
Total Revenue	162,349	55,459	2,196	—	220,004

Operating income (loss)	28,005	4,019	(1,077)	(16,623)	14,324

For the Six Months Ended June 30, 2019

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$41,402	$5,494	$—	$—	$46,896
Fixed	111,080	5,581	—	—	116,661
Carrier Services	4,567	36,832	—	—	41,399
Other	677	—	—	—	677
Total Communication Services Revenue	157,726	47,907	—	—	205,633
Other
Renewable Energy	—	—	2,938	—	2,938
Managed Services	2,450	—	—	—	2,450
Total Other Revenue	2,450	—	2,938	—	5,388
Total Revenue	160,176	47,907	2,938	—	211,021

Operating income (loss)	24,936	(2,006)	(16)	(18,045)	4,869

(1)	Reconciling items refer to corporate overhead costs and consolidating adjustments

A year-to-date comparison of our segment results is as follows:

International Telecom.  Revenues within our International Telecom segment increased $2.1 million, or 1.3%, to $162.3 million from $160.2 million for the six months ended June 30, 2020 and 2019, respectively, as a result of an increase in broadband services in many of our international telecom markets which more than offset the impact of the reduction in mobility services and handset sale revenues due to COVID-19 related travel and stay-at-home restrictions.

Operating expenses within our International Telecom segment decreased by $0.9 million, or 0.7%, to $134.3 million from $135.2 million for the six months ended June 30, 2020 and 2019, respectively.  The decrease was primarily the result of increased expenses in the US Virgin Islands as their operations became more normalized during the six months ended June 30, 2019 following the impact of the Hurricanes.

As a result, our International Telecom segment’s operating income increased $3.1 million, or 12.4%, to $28.0 million from $24.9 million for the six months ended June 30, 2020 and 2019, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $7.6 million, or 15.9%, to $55.5 million from $47.9 million for the six months ended June 30, 2020 and 2019, respectively, primarily as a result of an increase in Carrier Services revenues in connection with the FirstNet Transaction and revenue from the Connect America Fund Phase II program award which began during the latter half of the second quarter of 2019.

Operating expenses within our US Telecom segment increased $1.6 million, or 3.2%, to $51.5 million from $49.9 million for the six months ended June 30, 2020 and 2019, respectively, as the decreases in direct expenses within our wholesale long distance business were partially offset by additional expenses incurred in connection with the FirstNet Transaction.

As a result of the above, our US Telecom segment’s operating income increased $6.0 million to income of $4.0 million from a loss of $2.0 million for the six months ended June 30, 2020 and 2019, respectively.

Renewable Energy.  Revenue within our Renewable Energy segment decreased $0.7 million, or 24.1%, to $2.2 million from $2.9 million for the six months ended June 30, 2020 and 2019, respectively, primarily as a result of a decrease in production as a result of the impact of COVID-19.

Operating expenses within our Renewable Energy segment increased by $0.4 million, or 13.8%, to $3.3 million from $2.9 million for the six months ended June 30, 2020 and 2019 due to increased site maintenance expenses.

As a result of the above, our Renewable Energy segment’s operating loss increased by $1.1 million to a loss of $1.1 million compared to a loss of a nominal amount for the six months ended June 30, 2020 and 2019, respectively.

The following represents a year over year discussion and analysis of our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)

REVENUE:
Communication services	$214,145	$205,633	$8,512	4.1%
Other	5,859	5,388	471	8.7
Total revenue	220,004	211,021	8,983	4.3
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	56,583	55,818	765	1.4
Engineering and operations	35,856	38,139	(2,283)	(6.0)
Sales, marketing and customer services	18,876	19,264	(388)	(2.0)
General and administrative	49,676	50,405	(729)	(1.4)
Transaction-related charges	116	68	48	70.6
Depreciation and amortization	44,509	42,267	2,242	5.3
Loss on disposition of long-lived assets	64	191	(127)	(66.5)
Total operating expenses	205,680	206,152	(472)	(0.2)
Income from operations	14,324	4,869	9,455	194.2
OTHER INCOME (EXPENSE):
Interest income	309	1,445	(1,136)	(78.6)
Interest expense	(2,730)	(2,544)	(186)	7.3
Other expense	(2,310)	(68)	(2,242)	3,297.1
Other expense, net	(4,731)	(1,167)	(3,564)	305.4
INCOME BEFORE INCOME TAXES	9,593	3,702	5,891	159.2
Income tax expense	(1,149)	939	(2,088)	(222.4)
NET INCOME	10,742	2,763	7,979	288.8
Net income attributable to non-controlling interests, net of tax:	(7,009)	(5,198)	(1,811)	34.8
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$3,733	$(2,435)	$6,168	(253.3)%

Communications services

Mobility revenue. Mobility revenue decreased by $2.9 million, or 6.2%, to $44.0 million for the six months ended June 30, 2020 from $46.9 million for the six months ended June 30, 2019. The decrease in mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, mobility revenue decreased by $2.2 million, or 5.3%, to $39.2 million for the six months ended June 30, 2020 from $41.4 million for the six months ended June 30, 2019. The impact of COVID-19’s travel and stay-at-home restrictions resulted in a decrease in our voice and data services as well as our equipment sales.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $0.7 million, or 12.7%, to $4.8 million from $5.5 million for the six months ended June 30, 2020 and 2019, respectively. This decrease is related to a decrease in subscribers within our retail mobility operations which was primarily related to the impact of COVID-19.

Fixed communications revenue. Fixed communications revenue increased by $8.1 million, or 6.9%, to $124.8 million from $116.7 million for the six months ended June 30, 2020 and 2019, respectively. The net increase in fixed communications revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, fixed communications revenue increased by $4.0 million, or 3.6%, to $115.1 million from $111.1 million, for the six months ended June 30, 2020 and 2019, respectively, primarily as a result of an increase in fixed broadband services.

●	US Telecom. Fixed communications revenue within our US Telecom segment increased by $4.2 million, or 75.0%, to $9.8 million from $5.6 million for the six months ended June 30, 2020 and 2019, respectively. This increase was related to the Connect America Fund Phase II program award which began during the latter half of the second quarter of 2019 and an increase in subscribers.

Carrier Services revenue. Carrier Services revenue increased by $3.1 million, or 7.5%, to $44.5 million from $41.4 million for the six months ended June 30, 2020 and 2019, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue decreased by $1.1 million, or 23.9%, to $3.5 million from $4.6 million, for the six months ended June 30, 2020 and 2019, respectively, as a result of decreased roaming revenues within most of our International Telecom markets as a result of the travel and stay-at-home restrictions implemented in response to COVID-19.

●	US Telecom. Carrier Services revenue within our US Telecom segment increased by $4.1 million, or 11.1%, to $40.9 million from $36.8 million, for the six months ended June 30, 2020 and 2019, respectively, primarily as a result of increased revenues in connection with the FirstNet Transaction.

Other communications services revenue. Other communications services revenue includes miscellaneous services that our operations within both our International and US Telecom segments provide to retail subscribers. Other communications services revenue increased to $0.9 million from $0.7 million for the six months ended June 30, 2020 and 2019, respectively.

Other revenue

Renewable energy revenue. Renewable energy revenue decreased by $0.7 million, or 24.1%, to $2.2 million from $2.9 million for the six months ended June 30, 2020 and 2019, respectively, primarily as a result of a decreases in production as a result of the impact of COVID-19.

Managed services revenue. Managed services revenue is generated primarily in our International Telecom segment and includes network, application, infrastructure, and hosting services.

Managed services revenue increased by $1.2 million, or 48.0%, to $3.7 million from $2.5 million for the six months ended June 30, 2020 and 2019, respectively, primarily as a result of an increase in consulting services and equipment sales.

Termination and access fee expenses.  Termination and access fees increased by $0.8 million, or 1.4%, to $56.6 million from $55.8 million for the six months ended June 30, 2020 and 2019, respectively. The net increase in termination and access fees, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, termination and access fees increased by $1.4 million, or 3.9%, to $36.9 million from $35.5 million, for the six months ended June 30, 2020 and 2019, respectively. Our US Virgin Islands operations incurred an increase in variable costs that were not incurred during 2019 as a result of the impact of Hurricanes Irma and Maria. The impact of COVID-19 resulted in an increase in bad debt reserves, however, that increase was offset by a decrease in the cost of retail equipment sales as our retail stores were closed during much of the first half of 2020. Our managed information technology services business also incurred an increase of expense as a result of an increase in equipment sales.

●	US Telecom. Termination and access fees within our US Telecom segment decreased by $0.5 million, or 2.5%, to $19.6 million from $20.1 million for the six months ended June 30, 2020 and 2019, respectively. This decrease was primarily a result of decreases in our wholesale long-distance voice services businesses partially offset by an increase in data transport costs in connection with the FirstNet Transaction.

●	Renewable Energy. Termination and access fees within our Renewable Energy segment decreased $0.2 million, or 66.7%, to $0.1 million from $0.3 million for the six months ended June 30, 2020 and 2019, respectively.

Engineering and operations expenses.  Engineering and operations expenses decreased by $2.2 million, or 5.8%, to $35.9 million from $38.1 million for the six months ended June 30, 2020 and 2019, respectively.  The net decrease in engineering and operations expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, engineering and operations expenses decreased by $2.8 million, or 9.2%, to $27.7 million from $30.5 million, for the six months ended June 30, 2020 and 2019, respectively. This decrease was recognized within all of our international markets as a result of the impact of the COVID-19 pandemic which caused a reduction in contract labor, site repairs and maintenance, travel and facility costs, such as utilities.

●	US Telecom. Engineering and operations expenses increased within our US Telecom segment by $0.8 million, or 11.1%, to $8.0 million from $7.2 million, for the six months ended June 30, 2020 and 2019, respectively, primarily in order to support the construction phase of the FirstNet Transaction and our expanding in-building mobility business. This increase was partially offset by the impact of the COVID-19 pandemic which caused a reduction in contract labor, site repairs and maintenance, travel and facility costs, such as utilities.

●	Corporate Overhead. Engineering and operations expenses within our corporate overhead decreased by $0.2 million, or 50.0%, to $0.2 million from $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

Sales and marketing expenses. Sales and marketing expenses decreased by $0.4 million, or 2.1%, to $18.9 million from $19.3 million for the six months ended June 30, 2020 and 2019, respectively.  The net decrease in net sales and marketing expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our sales and marketing expenses decreased by $1.9 million, or 11.2%, to $15.0 million from $16.9 million for the six months ended June 30, 2020 and 2019, respectively. This decrease was incurred within all of our international markets primarily as a result of a reduction in advertising and promotions and the impact of COVID-19 restrictions.

●	US Telecom. Sales and marketing expenses increased within our US Telecom segment by $1.4 million, or 56.0%, to $3.9 million from $2.5 million, for the six months ended June 30, 2020 and 2019, respectively, primarily as a result of increased spending in our retail business within our US mobility operations and within our in-building mobility business.

General and administrative expenses.  General and administrative expenses decreased by $0.7 million, or 1.4%, to $49.7 million from $50.4 million for the six months ended June 30, 2020 and 2019, respectively. The net decrease in general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. General and administrative expenses increased within our International Telecom segment by $0.5 million, or 1.9%, to $26.3 million from $25.8 million, for the six months ended June 30, 2020 and 2019, respectively. The increase was primarily related to increased expenses in the US Virgin Islands as their operations become more normalized following the impact of Hurricanes Irma and Maria in 2017. Such increases were partially offset by the impact of the COVID-19 restrictions.

●	US Telecom. General and administrative expenses decreased by $0.5 million, or 5.6%, to $8.4 million from $8.9 million for the six months ended June 30, 2020 and 2019, respectively, primarily as a result of certain cost reduction measures within our US mobility business partially offset by an increase within our in-building mobility network business to support its expanding operations.

●	Renewable Energy. General and administrative expenses within our Renewable Energy segment increased by $0.6 million, or 46.2%, to $1.9 million from $1.3 million for the six months ended June 30, 2020 and 2019, respectively, as a result of the recent expansion of operations.

●	Corporate Overhead. General and administrative expenses within our corporate overhead decreased by $1.4 million, or 9.7%, to $13.1 million from $14.5 million, for the six months ended June 30, 2020 and 2019, respectively, primarily related to certain cost reduction measures, partially offset by an increase in information technology expenditures to further enhance our network security.

Transaction-related charges.  We incurred a nominal amount of transaction-related charges during the six months ended June 30, 2020 and 2019.

 Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $2.2 million, or 5.3%, to $44.5 million from $42.3 million for the six months ended June 30, 2020 and 2019, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $1.8 million, or 6.8%, to $28.4 million from $26.6 million, for the six months ended June 30, 2020 and 2019, respectively. This increase was recognized throughout most of our international markets as a result of recent upgrades and expansions to this segment’s network assets including resiliency enhancements in the US Virgin Islands which were impacted by Hurricanes Irma and Maria in 2017.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $0.5 million, or 4.5%, to $11.6 million from $11.1 million, for the six months ended June 30, 2020 and 2019, respectively, primarily as a result of capital expenditures within our US mobility businesses.

●	Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment decreased $0.2 million to $1.1 million from $1.3 million for the six months ended June 30, 2020 and 2019, respectively.

●	Corporate Overhead. Depreciation and amortization expenses increased by $0.2 million, or 6.2%, to $3.4 million from $3.2 million for the six months ended June 30, 2020 and 2019, respectively, as a result of certain shared services assets being placed into service throughout 2019.

Loss on disposition of long-lived assets.   During the six months ended June 30, 2020 and 2019, we recorded a loss on the disposition of long-lived assets of $0.1 million and $0.2 million, respectively, primarily as a result of the disposal of miscellaneous assets within our US mobility and renewable energy operations.

Interest income. Interest income decreased $1.1 million to $0.3 million from $1.4 million for the six months ended June 30, 2020 and 2019, respectively, as a result of a reduction in the balances of our cash, cash equivalents and short-term investments as well as our return on those balances.

Interest expense.   Interest expense increased by $0.2 million, or 7.3%, to $2.7 million from $2.5 million for the six months ended June 30, 2020 and June 30, 2019, respectively, primarily as a result of the amortization of debt issuance costs on the Receivables Credit Facility.

Other expenses.   For the six months ended June 30, 2020, other expenses was $2.3 million which was primarily related to $1.4 million of losses related to non-controlling investments and $1.3 million relating to net losses on foreign currency transactions. These expenses were partially offset by $0.4 million of income related to certain employee benefit plans.

For the six months ended June 30, 2019, we recorded $0.1 million of loss primarily related to $0.3 million in losses on foreign currency transactions partially offset by $0.2 million of income recognized on certain employee benefit plans.

Income taxes. Our effective tax rate for the six months ended June 30, 2020 and 2019 was (12.0%) and 25.4%, respectively.

The effective tax rate for the six months ended June 30, 2020 was primarily impacted by the following items: (i) the remeasurement of a forecasted domestic loss at a higher tax rate due to carryback provisions as provided by the CARES Act, (ii) the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in India where we cannot benefit from those losses as required by ASC 740-270-30-36(a), and (iii) discrete items including a $2.9 million benefit from the reversal of an unrecognized tax position due to statute of limitations expiration, a $1.0 million expense for interest on unrecognized tax positions, a $0.4 million expense to record a valuation allowance against an investment write-down which cannot be benefitted for tax purposes, and a $0.3 million benefit (net) related to the remeasurement of existing losses and temporary differences at a higher tax rate due to carryback provisions as provided by the CARES Act.

The effective tax rate for the six months ended June 30, 2019 was primarily impacted by the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in the US Virgin Islands and India where we cannot benefit from those losses as required by ASC 740-270-30-36(a), in addition to the following discrete items: (i) $0.6 million benefit from the reversal of unrecognized tax positions due to statute of limitations expiration, net interest expense on unrecognized tax positions and , (ii) $0.5 million benefit from the reversal of a deferred tax liability due to an intercompany debt restructure.

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

Net income attributable to non-controlling interests, net of tax.  Net income attributable to non-controlling interests, net of tax reflected an allocation of $7.0 million and $5.2 million of income generated by our less than wholly owned subsidiaries for the six months ended June 30, 2020 and 2019, respectively, an increase of $1.8 million, or 34.8%. Changes in net income attributable to non-controlling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Net income attributable to non-controlling interests, net of tax increased by $0.3 million, or 6.4%, to $5.0 million from $4.7 million for the six months ended June 30, 2020 and 2019, respectively, primarily as a result of an increase in profitability at certain less than wholly owned subsidiaries.

●	US Telecom. Net income attributable to non-controlling interests, net of tax increased by $1.6 million to $2.1 million from $0.5 million for the six months ended June 30, 2020 and 2019, respectively, primarily as a result of increased profitability at certain less than wholly owned subsidiaries within our US mobility retail operations.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was income of $3.7 million and a loss of $2.4 million for the six months ended June 30, 2020 and 2019, respectively.

On a per diluted share basis, net income (loss) was income of $0.23 and a loss of $0.15 per diluted share for the six months ended June 30, 2020 and 2019, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.  For discussion of ongoing proceedings, see Note 13 to the Consolidated Financial Statements in this Report.

Tax Reform

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, has resulted in significant changes to the US corporate income tax system and the US Virgin Islands mirror code which replaces “United States” with “US Virgin Islands” throughout the Internal Revenue Code. The Tax Act transitions international taxation from a worldwide system to a modified territorial system and includes two base erosion prevention measures on non-US earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to US taxation as global intangible low taxed income (“GILTI”), eliminates the deduction of certain payments made to related foreign corporations, and imposes a minimum tax if greater than regular tax under the base-erosion and anti-abuse tax (“BEAT”). These changes became effective beginning in 2018 but did not have an impact on us in the initial year or 2019. Based on our forecasted income for 2020, we are not currently projecting a GILTI inclusion. We do not expect we will be subject to BEAT and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the quarter ended June 30, 2020.

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

As of June 30, 2020, we had approximately $125.9 million in cash, cash equivalents and restricted cash on- hand. Of this amount, $54.9 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $84.6 million of debt, net of unamortized deferred financing costs, as of June 30, 2020. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Working Capital.  Historically, we have internally funded our working capital needs. Pursuant to the FirstNet Agreement, which we entered into during July 2019, AT&T has the option to repay construction costs, with interest, over an eight year period. To fund the working capital needs created by AT&T’s option to extend its payment terms, we completed the Receivables Credit Facility, as discussed below, on March 26, 2020.

Capital expenditures.  Historically, a significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks and to expand our renewable energy operations.

For the six months ended June 30, 2020 and 2019, we spent approximately $32.0 million and $35.4 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Renewable	Corporate and
Six months ended June 30,	Telecom	Telecom	Energy	Other (1)	Consolidated
2020	$19,929	$8,883	$1,634	$1,519	$31,965
2019	23,692	6,368	817	4,519	35,396

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  Such investments include the upgrade and expansion of both our mobility and fixed telecommunications networks as well as our service delivery platforms. We expect full year 2020 capital expenditures to be lower than the originally forecasted amounts within the 2019 Annual Report on Form 10-K as a result of the COVID-19 pandemic. We expect full year 2020 capital expenditures in International Telecom to be approximately $35.0 - $40.0 million. In the US Telecom segment, we expect full year 2020 capital expenditures to be approximately $25.0 - $30.0 million, including $10.0 million on towers and backhaul to support the FirstNet contract.

 We expect to fund our capital expenditures primarily from our current cash balances and cash generated from operations but may secure additional financing to support renewable energy capital expenditures in India.

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

Dividends.  We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the three months ended June 30, 2020, our Board of Directors declared $2.7 million of dividends to our stockholders which includes a $0.17 per share dividend declared on June 17, 2020 and paid on July 10, 2020. We have declared quarterly dividends for the last 87 fiscal quarters.

Stock Repurchase Plan. On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We repurchased $0.8 million and $2.4 million of our common stock under the 2016 Repurchase Plan during the three and six months ended June 30, 2020, respectively. We did not repurchase any of our common stock under the 2016 Repurchase Plan during the six months ended June 30, 2019. As of June 30, 2020, we have $35.1 million authorized and available for share repurchases under the 2016 Repurchase Plan.

Sources of Cash

Total liquidity.  As of June 30, 2020, we had approximately $125.9 million in cash, cash equivalents and restricted cash which represents a decrease of $36.5 million from the December 31, 2019 balance of $162.4 million. The decrease is primarily attributable to $32.0 million used for capital expenditures, $20.0 million used to purchase intangible assets, including deposits, $2.8 million used for strategic investments, $5.4 million used for dividends paid on our common stock, $1.7 million used for the repurchase of our common stock from employees in order to satisfy their tax obligations, $2.4 million used for the repurchase of our common stock as a part of the 2016 Repurchase Plan, $5.5 million used for distributions to our minority shareholders, $1.9 million used to repay principal on our debt, $3.9 million to repurchase certain non-controlling ownership interests and $1.1 million used to complete the Receivables Credit Facility.  These amounts were partially offset by cash provided by our operations of $40.4 million, which included $5.4 million used for construction costs associated with the FirstNet Agreement.

Cash provided by operations.  Cash provided by operating activities was $40.4 million for the six months ended June 30, 2020 as compared to $18.5 million for the six months ended June 30, 2019.  The increase of $21.9 million was primarily related to an increase in cash flow from operations of $13.8 million within our International Telecom segment primarily as a result of an increase in broadband services and a reduction in the amount of cash used within our corporate operations of $18.8 million primarily related to tax payments made in 2019 associated with the gain we recognized on the 2018 sale of our U.S. solar operations. These increases were partially offset by decrease of $8.7 million within our US Telecom segment (including $5.4 million used for construction costs associated with the FirstNet Agreement and $2.6 million used for our in-building mobility network business) and a $1.6 million decrease within our Renewable Energy segment primarily as a result of a decrease in revenues due to the impact of COVID-19.

Cash used in investing activities. Cash used in investing activities was $54.7 million and $50.3 million for the six months ended June 30, 2020 and 2019, respectively. The increase of $4.4 million was primarily related to the 2020 expenditure of $20.0 million for purchases of intangible assets, including deposits, partially offset by a $7.2 million reduction in cash used for strategic investments, a $4.9 million reduction in cash used for short-term investments and a $3.4 million reduction in capital expenditures.

 Cash used in financing activities.   Cash used in financing activities was $22.0 million and $14.5 million during the six months ended June 30, 2020 and 2019, respectively.  The increase in cash used for financing activities of $7.5 million was primarily related to a $1.7 million increase in the distributions made to minority shareholders, a $3.1 million increase in cash used to acquire non-controlling interests in our less than wholly owned subsidiaries and a $2.4 million increase in cash used for the repurchase of our common stock under the 2016 Repurchase Plan.

Credit facility.  On April 10, 2019, we entered into the 2019 Credit Facility, with CoBank, ACB and a syndicate of other lenders.  The 2019 Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $16.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of June 30, 2020.  The 2019 Credit Facility matures on April 10, 2024.

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

As of June 30, 2020, we were in compliance with all of the financial covenants, had no outstanding borrowings and, net of the $16.0 million of outstanding performance letters of credit, and had $184.0 million of availability under the 2019 Credit Facility.

FirstNet Receivables Credit Facility

On March 26, 2020, Commnet Finance, a wholly owned subsidiary of Commnet Wireless, entered into receivables credit facility with the Company, Commnet Wireless, and CoBank, ACB (the “Receivables Credit Facility”).

The Receivables Credit Facility provides for a senior secured delayed draw term loan in an aggregate principal amount of up to $75 million and the proceeds may be used to acquire certain receivables from Commnet Wireless.  The receivables to be financed and sold under the Receivables Credit Facility, which provide the loan security, relate to the obligations of AT&T under the FirstNet Agreement. The delayed draw period will expire on December 31, 2021.

The maturity date for each loan will be set by CoBank and will match the weighted average maturity of the certain receivables financed.

Interest on the loans accrues at a rate based on (i) the LIBOR plus 2.50%, (ii) a base rate plus 1.50% or (iii) a fixed annual interest rate to be quoted by CoBank

The Receivables Credit Facility contains customary events of termination, representations and warranties, affirmative and negative covenants and events of default customary for facilities of this type.

Viya Debt

We, and certain of our subsidiaries, have entered into a $60.0 million loan agreement (the “Viya Debt”) with Rural Telephone Finance Cooperative (“RTFC”).  The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”).  This covenant is tested on an annual basis at the end of each fiscal year.  Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of our Viya subsidiaries and is guaranteed by us.   With RTFC’s consent, we funded the restoration of Viya’s network, following Hurricanes Irma and Maria in 2017, through an intercompany loan arrangement with a $75.0 million limit.  We were not in compliance with the Net Leverage Ratio covenant of the Viya Debt agreement for the year ending December 31, 2019 and received a waiver from the RTFC on February 26, 2020.

We paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the Viya Debt. The fee was recorded as a reduction to the Viya Debt carrying amount and is being amortized over the life of the loan.

As of June 30, 2020, $60.0 million of the Viya Debt remained outstanding and $0.6 million of the rate lock fee was unamortized.

One Communications Debt

We have an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on May 22, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75%, paid quarterly.

The One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants, tested annually as of and for the twelve months ended December 31st, that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (as defined in the One Communications Debt agreement).  We were in compliance with our covenants as of December 31, 2019

As a condition of the One Communications Debt, we were required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, we entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of June 30, 2020, the swap has an unamortized notional amount of $7.9 million.

We capitalized $0.3 million of fees associated with the One Communications Debt which are being amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of June 30, 2020, $25.3 million of the One Communications Debt was outstanding and $0.1 million of the capitalized fees remained unamortized.

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

In addition, the 2019 Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2020, we were in compliance with all of the financial covenants of the 2019 Credit Facility.

Capital markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications and renewable energy industries, our financial performance, the state of the capital markets and our compliance with SEC requirements for the offering of securities. On May 12, 2020, we filed a “universal” shelf registration statement with the SEC, which automatically became effective upon filing. This filing registered potential future offerings of our securities.

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the three months ended June 30, 2020 and 2019, we recorded $0.3 million in losses on foreign currency transactions. During the six months ended June 30, 2020 and 2019, we recorded $1.3 million and $0.3 million, respectively, of losses on foreign currency transactions. We will continue to assess the impact of our exposure to both the Indian Rupee and the Guyana Dollar.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations in any of the periods presented in this Report.

We have based our discussion and analysis of our financial condition and results of operations on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We base our estimates on our operating experience and on various conditions existing in the market and we believe them to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions

Recent Accounting Pronouncements

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

Interest Rate Sensitivity.    As of June 30, 2020, we had $17.4 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility.

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We have $35.1 million available to be repurchased under that plan as of June 30, 2020.

The following table reflects the repurchases by us of our common stock during the quarter ended June 30, 2020:

						(d)
						Maximum
						Number (or
					(c)	Approximate
			(b)		Total Number of	Dollar Value) of
	(a)		Average		Shares Purchased	Shares that May
	Total Number		Price		as Part of Publicly	be Purchased
	of Shares		Paid per		Announced Plans	Under the Plans or
Period	Purchased		Share		or Programs	Programs
April 1, 2020 — April 30, 2020	6,297	(1)	$55.36	(1)	4,559	$35,686,826
May 1, 2020 — May 31, 2020	11,457		52.66		11,457	$35,083,453
June 1, 2020 — June 30, 2020	100		52.16		100	$35,078,237

(1)	Includes 150 shares purchased on April 13, 2020 and 1,588 shares purchased on April 30, 2020 from our executive officers and other employees who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the 2016 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 5. OTHER INFORMATION

On August 6, 2020, we amended our FirstNet Agreement with AT&T to extend the overall build schedule due to delays caused by the COVID-19 pandemic. For more information about our FirstNet Agreement with AT&T, please refer to “FirstNet Agreement” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

ATN International, Inc.

Date: August 10, 2020	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: August 10, 2020	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer