Form 10-Q
period 2020-09-30
ATN International, Inc.
filed 2020-11-04
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, the registrant had outstanding 15,898,477 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended September 30, 2020

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations, including the impact of the novel coronavirus pandemic on the economies of the markets we serve, our business and operations; expectations regarding future revenue, operating income, EBITDA and capital expenditures; the competitive environment in our key markets, demand for our services and industry trends; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of our operations, including operating margins, revenues, capital expenditures, and the future growth and retention of our major customers and subscriber base and consumer demand for solar power; (2) our ability to maintain favorable roaming arrangements, receive roaming traffic and satisfy the needs and demands of our major wireless customers; (3) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes in the telecommunications industry; (4) government regulation of our businesses, which may impact our FCC and other telecommunications licenses or our renewables businesses; (5) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (6) economic, political and other risks and opportunities facing our operations, including those resulting from the pandemic; (7) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (8) our ability to expand and obtain funding for our renewable energy business; (9) our ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (10) the occurrence of weather events and natural catastrophes; (11) increased competition; (12) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (13) our continued access to capital and credit markets; and (14) the risk of currency fluctuation for those markets in which we operate. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020, as amended by Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC on April 29, 2020, and the other reports we file from time to time with the SEC. The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$135,153	$161,287
Restricted cash	1,072	1,071
Short-term investments	403	416
Accounts receivable, net of allowances for credit losses of $12.2 million and $12.7 million, respectively	43,471	35,904
Inventory, materials and supplies	5,127	5,253
Prepayments and other current assets	40,358	24,792
Total current assets	225,584	228,723
Fixed Assets:
Property, plant and equipment	1,297,519	1,237,555
Less accumulated depreciation	(708,091)	(631,974)
Net fixed assets	589,428	605,581
Telecommunication licenses, net	114,083	93,686
Goodwill	60,691	60,691
Customer relationships, net	6,266	7,441
Operating lease right-of-use assets	64,294	68,763
Other assets	53,068	65,841
Total assets	$1,113,414	$1,130,726
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3,750	$3,750
Accounts payable and accrued liabilities	82,961	74,093
Dividends payable	2,725	2,721
Accrued taxes	7,921	8,517
Current portion of lease liabilities	10,902	11,406
Advance payments and deposits	24,603	19,182
Total current liabilities	132,862	119,669
Deferred income taxes	2,602	8,680
Lease liabilities, excluding current portion	53,543	56,164
Other liabilities	49,836	57,454
Long-term debt, excluding current portion	79,973	82,676
Total liabilities	318,816	324,643
Commitments and contingencies (Note 13)
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,383,898 and 17,324,858 shares issued, respectively, 15,898,477 and 16,001,937 shares outstanding, respectively	172	172
Treasury stock, at cost; 1,485,421 and 1,322,921 shares, respectively	(59,456)	(51,129)
Additional paid-in capital	191,578	188,471
Retained earnings	540,119	541,890
Accumulated other comprehensive income	(4,538)	(3,282)
Total ATN International, Inc. stockholders’ equity	667,875	676,122
Non-controlling interests	126,723	129,961
Total equity	794,598	806,083
Total liabilities and equity	$1,113,414	$1,130,726

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
REVENUE:
Communication services	$108,721	$112,840	$322,865	$318,473
Other	3,018	2,776	8,878	8,164
Total revenue	111,739	115,616	331,743	326,637
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	26,979	27,622	83,562	83,440
Construction costs	390	—	390	—
Engineering and operations	18,127	20,095	53,983	58,234
Sales, marketing and customer service	9,344	9,785	28,220	29,048
General and administrative	25,735	25,110	75,413	75,518
Transaction-related charges	31	21	147	89
Depreciation and amortization	21,580	22,603	66,089	64,870
(Gain) Loss on disposition of long-lived assets	(4)	132	60	321
Total operating expenses	102,182	105,368	307,864	311,520
Income from operations	9,557	10,248	23,879	15,117
OTHER INCOME (EXPENSE)
Interest income	118	414	427	1,860
Interest expense	(1,361)	(1,298)	(4,091)	(3,843)
Other income (expense)	(2,031)	(2,686)	(4,341)	(2,755)
Other income (expense), net	(3,274)	(3,570)	(8,005)	(4,738)
INCOME BEFORE INCOME TAXES	6,283	6,678	15,874	10,379
Income tax provisions	92	1,834	(1,057)	2,774
NET INCOME	6,191	4,844	16,931	7,605
Net income attributable to non-controlling interests, net of tax expense of $0.2 million, $0.4 million, $0.8 million, $1.2 million, respectively.	(3,530)	(3,459)	(10,538)	(8,657)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$2,661	$1,385	$6,393	$(1,052)
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$0.17	$0.09	$0.40	$(0.07)
Diluted	$0.17	$0.09	$0.40	$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,962	16,000	15,946	15,984
Diluted	16,011	16,007	15,990	15,984
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.17	$0.17	$0.51	$0.51

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$6,191	$4,844	$16,931	$7,605
Other comprehensive income (loss):
Foreign currency translation adjustment	1,521	(1,194)	(1,113)	(694)
Unrealized gain (loss) on derivatives	35	(38)	(143)	(211)
Other comprehensive income (loss), net of tax	1,556	(1,232)	(1,256)	(905)
Comprehensive income	7,747	3,612	15,675	6,700
Less: Comprehensive income attributable to non-controlling interests	(3,530)	(3,459)	(10,538)	(8,657)
Comprehensive income (loss) attributable to ATN International, Inc.	$4,217	$153	$5,137	$(1,957)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In Thousands, Except Per Share Data)

					Accumulated	Total
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, June 30, 2020	$172	$(55,316)	$189,785	$540,183	$(6,094)	$668,730	$128,913	$797,643
Purchase of 80,754 shares of common stock upon exercise of stock options	—	(4,140)	—	—	—	(4,140)	—	(4,140)
Stock-based compensation	—	—	1,793	—	—	1,793	94	1,887
Dividends declared on common stock ($0.17 per common share)	—	—	—	(2,725)	—	(2,725)	(962)	(3,687)
Repurchase of non-controlling interests	—	—	—	—	—	—	(4,852)	(4,852)
Comprehensive income:
Net income	—	—	—	2,661	—	2,661	3,530	6,191
Other comprehensive income	—	—	—	—	1,556	1,556	—	1,556
Total comprehensive income	—	—	—	—	—	4,217	3,530	7,747
Balance, September 30, 2020	$172	$(59,456)	$191,578	$540,119	$(4,538)	$667,875	$126,723	$794,598

Balance, June 30, 2019	$172	$(50,125)	$185,112	$555,806	$(1,282)	$689,683	$128,858	$818,541
Issuance of 2,000 shares of common stock upon exercise of stock options	—	—	62	—	—	62	—	62
Purchase of 8,542 shares of common stock upon exercise of stock options	—	(259)	—	—	—	(259)	—	(259)
Stock-based compensation	—	—	1,272	—	—	1,272	275	1,547
Dividends declared on common stock ($0.17 per common share)	—	—	—	(2,828)	—	(2,828)	(1,885)	(4,713)
Repurchase of non-controlling interests	—	—	—	—	—	—	(491)	(491)
Comprehensive income (loss):
Net income	—	—	—	1,385	—	1,385	3,459	4,844
Other comprehensive income	—	—	—	—	(1,232)	(1,232)	—	(1,232)
Total comprehensive income (loss)	—	—	—	—	—	153	3,459	3,612
Balance, September 30, 2019	$172	$(50,384)	$186,446	$554,363	$(2,514)	$688,083	$130,216	$818,299

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In Thousands, Except Per Share Data)

					Accumulated	Total
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2019	$172	$(51,129)	$188,471	$541,890	$(3,282)	$676,122	$129,961	$806,083
Purchase of 161,500 shares of common stock	—	(8,327)	—	—	—	(8,327)	—	(8,327)
Stock-based compensation	—	—	4,419	—	—	4,419	189	4,608
Dividends declared on common stock ($0.51 per common share)	—	—	—	(8,164)	—	(8,164)	(6,514)	(14,678)
Repurchase of non-controlling interests	—	—	(1,312)	—	—	(1,312)	(7,451)	(8,763)
Comprehensive income:
Net income	—	—	—	6,393	—	6,393	10,538	16,931
Other comprehensive loss	—	—	—	—	(1,256)	(1,256)	—	(1,256)
Total comprehensive income	—	—	—	—	—	5,137	10,538	15,675
Balance, September 30, 2020	$172	$(59,456)	$191,578	$540,119	$(4,538)	$667,875	$126,723	$794,598

Balance, December 31, 2018	$172	$(48,547)	$181,778	$563,593	$(1,609)	$695,387	$127,937	$823,324
Issuance of 2,000 shares of common stock upon exercise of stock options	—	—	62	—	—	62	—	62
Purchase of 28,393 shares of common stock	—	(1,837)	—	—	—	(1,837)	—	(1,837)
Stock-based compensation	—	—	4,606	—	—	4,606	275	4,881
Dividends declared on common stock ($0.51 per common share)	—	—	—	(8,178)	—	(8,178)	(5,788)	(13,966)
Repurchase of non-controlling interests	—	—	—	—	—	—	(1,353)	(1,353)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	488	488
Comprehensive income (loss):
Net income (loss)	—	—	—	(1,052)	—	(1,052)	8,657	7,605
Other comprehensive income	—	—	—	—	(905)	(905)	—	(905)
Total comprehensive income (loss)	—	—	—	—	—	(1,957)	8,657	6,700
Balance, September 30, 2019	$172	$(50,384)	$186,446	$554,363	$(2,514)	$688,083	$130,216	$818,299

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$16,931	$7,605
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	66,089	64,870
Provision for doubtful accounts	4,452	3,796
Amortization of debt discount and debt issuance costs	395	420
Stock-based compensation	4,608	4,881
Deferred income taxes	(6,078)	(6,287)
Loss on equity investments	3,360	2,131
Loss on disposition of long-lived assets	60	321
Unrealized loss on foreign currency	449	233
Other non-cash activity	—	28
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(12,189)	(10,193)
Materials and supplies, prepayments, and other current assets	(14,849)	(5,507)
Prepaid income taxes	2,038	5,158
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	7,382	6,324
Accrued taxes	(1,418)	(19,047)
Other assets	1,057	(2,041)
Other liabilities	(696)	4,155
Net cash provided by operating activities	71,591	56,847
Cash flows from investing activities:
Capital expenditures	(50,662)	(49,486)
Purchase of spectrum, including deposits	(20,396)	—
Purchases of strategic investments	(2,768)	(10,285)
Proceeds from strategic investments	11,969	—
Purchase of short-term investments	(116)	(8,028)
Proceeds from sale of short-term investments	—	5,141
Net cash used in investing activities	(61,973)	(62,658)
Cash flows from financing activities:
Dividends paid on common stock	(8,166)	(8,160)
Distributions to non-controlling interests	(6,503)	(5,760)
Payment of debt issuance costs	(1,096)	(1,340)
Principal repayments of term loan	(2,814)	(2,825)
Purchases of common stock – share based compensation	(1,733)	(1,607)
Purchases of common stock – share buyback	(6,589)	(162)
Repurchases of non-controlling interests	(8,763)	(1,353)
Investments made by minority shareholders in consolidated affiliates	—	488
Net cash used in financing activities	(35,664)	(20,719)
Effect of foreign currency exchange rates on cash and cash equivalents	(87)	(26)
Net change in cash, cash equivalents, and restricted cash	(26,133)	(26,556)
Total cash, cash equivalents, and restricted cash, beginning of period	162,358	192,907
Total cash, cash equivalents, and restricted cash, end of period	$136,225	$166,351
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$15,097	$7,419

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

The Company has identified three operating segments to manage and review its operations and to facilitate investor presentations of its results. These three operating segments are as follows:

●	International Telecom. The Company’s international telecom segment offers services to other telecom providers (“Carrier Services”), such as international long-distance, roaming from other carriers’ customers traveling into the Company’s retail markets, and transport and access services, as well as fixed internet and voice services and retail mobility services to customers in Bermuda, Guyana and the US Virgin Islands. The Company also offers fixed video services in Bermuda, the Cayman Islands, and the US Virgin Islands. In addition, the international telecom segment offers managed information technology services to enterprise customers.

●	US Telecom. In the United States, the Company offers carrier services, including wholesale roaming services, site maintenance and the leasing of critical network infrastructure such as towers and transport facilities, as well as fixed and mobile communications services to the Company’s retail and enterprise customers in the Southwestern United States.

●	Renewable Energy. In India, the Company provides distributed generation solar power to corporate and industrial customers.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of September 30, 2020:

Segment	Services	Markets	Tradenames
International Telecom	Mobility	Bermuda, Guyana, US Virgin Islands	GTT+, One, Viya
	Fixed	Bermuda, Cayman Islands, Guyana, US Virgin Islands	GTT+, One, Logic, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	GTT+, One, Viya
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, Viya, GTT+
US Telecom	Mobility	United States (rural markets)	Commnet, Choice, Choice NTUA Wireless, WestNet, Geoverse
	Fixed	United States	Commnet, Choice, Choice NTUA Wireless, Deploycom, WestNet
	Carrier Services	United States	Commnet, Essextel
	Managed Services	United States	Choice
Renewable Energy	Solar	India	Vibrant Energy

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

The preparation of the condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis the Company evaluates estimates, judgments and methodologies. The Company assessed certain accounting matters and estimates that generally require consideration of forecasted financial information in context with the information and estimates reasonably available to the Company and the unknown future impacts COVID-19 as of September 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, the carrying value of the Company’s goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. The Company assessed the impacts of COVID-19 on the consolidated financial statements as of and for the quarter ended September 30, 2020, in particular the impacts on lines of revenues, operating expenses as well as the deferral and savings on other operating expenses and capital expenditures. During the three months ended September 30, 2020, while the Company’s International Telecom segment experienced strengthened demand for both its mobile and fixed services, its carrier services revenue declined as a result of a reduction in roaming revenue due to pandemic-related travel and stay-at-home restrictions as compared to the same period of 2019. Such restrictions also resulted in decreased mobile and carrier services revenues within its US Telecom segment during the three months ended September 30, 2020 as compared to the same period of 2019. However, in response to certain anticipated impacts, the Company was able to implement operating expense savings, particularly with respect to its International Telecom segment, that when coupled with Company-wide travel expense savings and capital expenditure deferrals, acted to offset much of the revenue loss or additional credit loss allowances caused by anticipated customer non-payment activity in the quarter. As a result, the Company’s assessment did not indicate that there was a material impact to the Company’s consolidated financial statements as of and for the quarter ended September 30, 2020. However, the Company’s future assessments of the impacts of COVID-19 for the remainder of the year and into 2021or its ability to realize continued operational expense savings, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods. For example, the local economies of many of the Company’s Caribbean markets are tourism-dependent and the decline in global travel activity resulting from COVID-19 may continue to impact its revenue and cash flows for certain services in these markets as the Company’s retail and enterprise customers may be unable to pay for services, and the Company’s international roaming revenue may decline as compared to last year. The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, financial condition, results of operations, cash flows, and liquidity may differ from the Company management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent economic conditions normalize and more customary operating conditions resume.

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

Specifically, the previously disclosed revenue categories of wireless and wireline revenue are being represented as mobility, fixed and carrier services revenue within the Company’s segment information and are included within communications services revenue within its Statements of Operations. Managed services revenue, which was previously a component of wireline revenue, along with revenue from the Company’s Renewable Energy operations, is now included in other revenue. Construction revenue is also included as a component of other revenue.

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

Contract assets and liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019	$ Change	% Change
Contract asset – current	$2,269	$2,413	$(144)	(6)%
Contract asset – noncurrent	699	905	(206)	(23)%
Contract liability – current	(16,338)	(15,044)	(1,294)	(9)%
Contract liability – noncurrent	(2,486)	(5,450)	2,964	54%
Net contract liability	$(15,856)	$(17,176)	$1,320	8%

The contract asset – current is included in prepayments and other current assets and the contract asset – noncurrent is included in other assets on the Company’s balance sheet. The contract liability – current is included in advance payments and deposits and the contract liability – noncurrent is included in other liabilities on the Company’s balance sheet. The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and the FirstNet Transaction. During the nine months ended September 30, 2020, the Company recognized revenue of $15.0 million related to its December 31, 2019 contract liability. During the three and nine months ended September 30, 2020, the Company recognized $0.5 million and $1.9 million, respectively, of the December 31, 2019 contract asset into revenue. The Company did not recognize any revenue in the nine months ended September 30, 2020 related to performance obligations that were satisfied or partially satisfied in previous periods.

Contract Acquisition Costs

The September 30, 2020 balance sheet includes current contract acquisition costs of $1.8 million in prepayments and other current assets and long term contract acquisition costs of $1.1 million in other assets. During the three and nine months ended September 30, 2020, the Company amortized $0.5 million and $1.5 million, respectively, of contract acquisition cost.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear retail wireless contracts, which include a promotional discount, and the Company’s construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $321 million and $241 million at September 30, 2020 and December 31, 2019, respectively. The Company expects to satisfy the majority of the remaining performance obligations and recognize the transaction price within 24 months and the remainder thereafter.

The Company has certain retail, wholesale, and renewable energy contracts where transaction price is allocated to remaining performance obligations. However, the Company omits these contracts from its disclosure by applying the right to invoice, one year or less, and wholly unsatisfied performance obligation practical expedients.

Disaggregation

The Company's revenue is presented on a disaggregated basis in Note 12 based on an evaluation of disclosures outside the financial statements, information regularly reviewed by the chief operating decision makers for evaluating the financial performance of operating segments and other information that is used for performance evaluation and resource allocations. This includes revenue from Communication Services and other revenue. Communication Services revenue is further disaggregated into mobility, fixed, carrier services, and other services. Other revenue is further disaggregated into renewable energy, managed services and construction revenue. This disaggregation of revenue depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

At September 30, 2020, the Company had gross accounts receivable of $55.7 million and an allowance for credit loss of $12.2 million. At January 1, 2020 the Company had gross accounts receivable of $48.6 million and an allowance for credit losses of $12.7 million. The Company monitors receivables through the use of historical operating data adjusted for expectation of future performance as appropriate. Activity in the allowance for credit losses is below:

Nine months ended September 30, 2020

Balance at January 1, 2020	$12,724
Current period provision for expected losses	4,452
Write-offs charged against the allowance	(5,434)
Recoveries collected	466
Balance at September 30, 2020	$12,208

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

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, vehicles, and data transport capacity. The lease terms are generally between three and ten years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Operating lease cost:
Operating lease cost	$4,152	$3,627	$12,228	$11,294
Short-term lease cost	769	652	2,040	2,232
Variable lease cost	692	1,151	3,034	2,400
Total operating lease cost	$5,613	$5,430	$17,302	$15,926

Finance lease cost:
Amortization of right-of-use asset	$534	$570	$1,628	$1,749
Variable costs	198	244	655	802
Total finance lease cost	$732	$814	$2,283	$2,551

During the nine months ended September 30, 2020 and 2019, the Company paid $9.1 million and $10.2 million, respectively, for operating lease liabilities. During the nine months ended September 30, 2020 and 2019, the Company recorded $5.7 million and $7.3 million, respectively, of operating lease liabilities arising from ROU assets.

At September 30, 2020, finance leases with a cost of $25.2 million and accumulated amortization of $9.0 million were included in property, plant and equipment. During the nine months ended September 30, 2020, the Company paid $0.6 million for finance lease liabilities and recorded $1.5 million of additional finance lease liabilities. At September 30, 2020, finance leases had a lease liability of $1.3 million of which, $0.3 million was current. At December 31, 2019, finance leases with a cost of $25.9 million and accumulated amortization of $9.4 million were included in property, plant and equipment.

The weighted average remaining lease terms and discount rates as of September 30, 2020 and December 31, 2019 are noted in the table below:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	6.0 years	6.5 years
Financing leases	10.5 years	11.7 years

Weighted-average discount rate
Operating leases	5.0%	5.0%
Financing leases	3.3%	n/a

Maturities of lease liabilities as of September 30, 2020 were as follows (in thousands):

Operating Leases
2020 (excluding the nine months ended September 30, 2020)	$3,014
2021	15,761
2022	14,170
2023	11,789
2024	10,466
Thereafter	19,885
Total lease payments	75,085
Less imputed interest	(10,640)
Total	$64,445

Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

Operating Leases
2020	$14,526
2021	13,714
2022	12,787
2023	10,713
2024	9,671
Thereafter	18,354
Total lease payments	79,765
Less imputed interest	(12,195)
Total	$67,570

As of September 30, 2020, the Company did not have any material operating or finance leases that have not yet commenced.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	September 30, 2020
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$—	$380	$—	$380
Money market funds	2,450	—	—	2,450
Short term investments	403	—	—	403
Other investments	—	—	13,172	13,172
Interest rate swap	—	(189)	—	(189)
Total assets and liabilities measured at fair value	$2,853	$191	$13,172	$16,216

	December 31, 2019
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$—	$380	$—	$380
Money market funds	2,329	—	—	2,329
Short term investments	416	—	—	416
Other investments	—	—	12,700	12,700
Interest rate swap	—	(56)	—	(56)
Total assets and liabilities measured at fair value	$2,745	$324	$12,700	$15,769

Certificate of Deposit

As of September 30, 2020 and December 31, 2019, this asset class consisted of a time deposit at a financial institution denominated in US dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of September 30, 2020 and December 31, 2019, this asset class consisted of a money market portfolio that comprises Federal government and US Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Short Term Investments and Commercial Paper

As of September 30, 2020 and December 31, 2019, these asset classes consisted of short term foreign and US corporate bonds, equity securities, and commercial paper. Corporate bonds and commercial paper are classified within Level 2 of the fair value hierarchy because the fair value is based on observable market data. Equity securities are classified within Level 1 because fair value is based on quoted market prices in active markets for identical assets. The Company held equity securities with a fair value of $0.1 million and $0.2 million at September 30, 2020 and December 31, 2019, respectively. Net income includes $0.1 million of losses for the nine months ended September 30, 2020. No gain or loss was recorded in the three and nine months ended September 30, 2019.

Other Investments

In the first quarter of 2019, the Company made an investment in an early-stage venture through the acquisition of a convertible debt instrument. The Company elected to fair value the investment upon acquisition. At September 30, 2020, the fair value of the investment was $10.8 million. During the three and nine months ended September 30, 2020, the Company recorded $0.1 million of expense and $0.6 million of income, respectively, from changes in the fair value of the investment. The asset is classified within Level 3 of the fair value hierarchy. The Company used the income approach to fair value the investment and the inputs consisted of a discount rate calculated based on the investment attributes and the probability of potential future scenarios occurring.

In the third quarter of 2019, the Company made a $14.4 million investment in a renewable energy partnership, as a tax equity investor. The Company received an investment tax credit of $12.0 million in the three months ended September 30, 2020 and will receive future cash distributions from the partnership’s operations. The Company elected the deferral method to account for the credit and elected the fair value option to account for the equity investment. The Company’s investment had a fair value of $2.4 million at September 30, 2020, and $2.5 million at December 31, 2019. The asset is classified within Level 3 of the fair value hierarchy. The Company used the income approach to fair value the investment and the inputs consisted of a discount rate and future cash flows calculated based on the investment attributes.

The Company also holds investments in equity securities consisting of non-controlling investments in privately held companies. These investments, over which the Company does not have the ability to exercise significant influence, are without readily determinable fair values. The investments are measured at cost, less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. The carrying value of the investments was $1.3 million at September 30, 2020 and $2.1 million at December 31, 2019. During the three months ended September 30, 2020 the Company recorded a loss of $0.8 million as the result of an observable price change in the investments. These investments are included with other assets on the consolidated balance sheets.

Equity Method Investments

In the first quarter of 2020, the Company increased its ownership in one investment of a privately held company to approximately 24% of the outstanding voting equity through an additional $2.8 million investment. With this investment the Company obtained the ability to exercise significant influence over the investee and began accounting for the investment under the equity method of accounting including the recording of its share of the investee’s earnings or losses. The carrying value of the investment was $17.0 million and $15.5 million at September 30, 2020 and December 31, 2019, respectively. The value increased $1.5 million from the December 31, 2019 balance due to an additional investment of $2.8 million, $1.5 million of the Company’s share of investee losses, and currency gains of $0.2 million. The investment is included with other assets on the consolidated balance sheets.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using Level 2 inputs.

The fair value of long-term debt is estimated using Level 2 inputs. At September 30, 2020, the fair value of long-term debt, including the current portion, was $84.2 million and its book value was $83.7 million. At December 31, 2019, the fair value of long-term debt, including the current portion, was $86.9 million and its book value was $86.4 million.

7. LONG-TERM DEBT

On April 10, 2019, the Company entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (the “2019 Credit Facility”).  The 2019 Credit Facility provides for a $200 million revolving credit facility that includes up to (i) $75 million for standby or trade letters of credit and (ii) $10 million under a swingline sub-facility.  Approximately $16.0 million of performance and standby letters of credit have been issued and remain outstanding and undrawn as of September 30, 2020.  The 2019 Credit Facility matures on April 10, 2024.

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

As of September 30, 2020, the Company was in compliance with all of the financial covenants, had no outstanding borrowings and, net of the $16.0 million of outstanding performance letters of credit, had $184.0 million of availability under the 2019 Credit Facility.

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

As of September 30, 2020, the Company had no outstanding borrowings under the Receivables Credit Facility.

Viya Debt

The Company, and certain of its subsidiaries, have entered into a $60.0 million loan agreement (the “Viya Debt”) with Rural Telephone Finance Cooperative (“RTFC”).  The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”).  This covenant is tested on an annual basis at the end of each fiscal year.  Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of the Company’s Viya subsidiaries and is guaranteed by the Company.  With RTFC’s consent, the Company funded the restoration of Viya’s network, following Hurricanes Irma and Maria, through an intercompany loan arrangement with a $75.0 million limit.  The Company was not in compliance with the Net Leverage Ratio covenant for the year ending December 31, 2019 and received a waiver from the RTFC on February 26, 2020.

The Company paid a fee of $0.9 million in 2016 to lock in the interest rate at 4% per annum over the term of the Viya Debt.  The fee was recorded as a reduction to the Viya Debt carrying amount and is being amortized over the life of the loan.

As of September 30, 2020, $60.0 million of the Viya Debt remained outstanding and $0.5 million of the rate lock fee was unamortized.

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

As a condition of the One Communications Debt, the Company was required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, the Company entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of September 30, 2020, the swap had an unamortized notional amount of $7.6 million.

The Company capitalized $0.3 million of fees associated with the One Communications Debt which are being amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of September 30, 2020, $24.3 million of the One Communications Debt was outstanding and $0.1 million of the capitalized fees remained unamortized.

8. GOVERNMENT GRANTS

The Federal Universal Service Fund (“USF”) is a subsidy program managed by the Federal Communications Commission (“FCC”). USF funds are disbursed to telecommunication providers through four programs: the High Cost Program; Low Income Program (“Lifeline Program”); Schools and Libraries Program (“E-Rate Program”); and Rural Health Care Program. The Company participates in the High Cost Program, Lifeline Program, E-Rate Program, and Rural Health Care Support Program as further described below. All of these funding programs are subject to certain operational and reporting compliance requirements. The Company believes it is in compliance with all applicable requirements.

During the three and nine month periods ended September 30, 2020, the Company recorded $4.1 million and $12.3 million, respectively, of revenue from the High Cost Program in its International Telecom segment. During the three and nine month periods ended September 30, 2019, the Company recorded $4.1 million and $12.3 million, respectively, of revenue from the High Cost Program in its International Telecom segment. Also, during the three and nine month periods ended September 30, 2020, the Company recorded $0.3 million and $0.9 million, respectively, of High Cost Program revenue in its US Telecom segment. During the three and nine month periods ended September 30, 2019, the Company recorded $0.3 million and $0.9 million, respectively, of High Cost Program revenue in its US Telecom segment. The Company is subject to certain operational, reporting and construction requirements as a result of this funding, and the Company believes that it is in compliance with all of these requirements.

In August 2018, the Company was awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction. The Company is required to provide fixed broadband and voice services to certain eligible areas in the United States. The Company is subject to operational and reporting requirements under the program and the Company expects to incur additional capital expenditures to comply with these requirements. The Company determined the award is a revenue grant, and as a result the Company will record the funding as revenue upon receipt. During the three and nine month periods ended September 30, 2020, the Company recorded $1.9 million and $5.7 million, respectively, of revenue from the Connect America Fund Phase II program. During the three and nine months ended September 30, 2019, the Company recorded $1.9 million and $3.4 million, respectively, of revenue from the program, as funding began in the second quarter of 2019.

The Company also receives construction grants to build network connectivity for eligible communities.  The funding is used to reimburse construction costs and is distributed upon completion of a project.  As of September 30, 2020, the Company has been awarded approximately $16.8 million of grants with construction completion obligations beginning in June 2020.  Once these projects are constructed, the Company is obligated to provide service to the participants. The Company receives funds upon construction completion and is in various stages of constructing the networks. The Company did not receive any funds during the nine months ended September 30, 2020. During 2019, the Company received $5.4 million, of which $3.1 million was a reimbursement of capital expenditures and $2.3 million offset operating activities. The Company expects to meet all requirements associated with these grants.

The Company also receives funding to provide discounted telecommunication services to eligible customers under the E-Rate Program, Lifeline Program, and Rural Health Care Support Program. During the three and nine months ended September 30, 2020, the Company recorded revenue of $2.2 million and $6.6 million, respectively, in the aggregate from these programs. During the three and nine months ended September 30, 2019, the Company recorded revenue of $1.5 million and $4.7 million, respectively, in the aggregate from these programs. The Company is subject to certain operational and reporting requirements under the above mentioned programs and it believes that it is in compliance with all of these requirements.

Tribal Bidding Credit

As part of the broadcast television spectrum incentive auction, the FCC implemented a tribal lands bidding credit to encourage deployment of wireless services utilizing 600 MHz spectrum on the lands of federally recognized tribes.  The Company received a bidding credit of $7.4 million under this program in 2018.  A portion of these funds will be used to offset network capital costs and a portion will be used to offset the costs of supporting the networks.  The Company’s current estimate is that it will use $5.4 million to offset capital costs, consequently reducing future depreciation expense and $2.0 million to offset the cost of supporting the network which will reduce future operating expense.  Through September 30, 2020, the Company has spent $5.1 million on capital expenditures and has recorded $0.1 million in offsets to the cost of supporting the network. The credits are subject to certain requirements, including deploying service by January 2021 and meeting minimum coverage metrics.  If the requirements are not met the funds may be subject to claw back provisions.  The Company currently expects to comply with all applicable requirements related to these funds.

CBRS Auction

During the third quarter of 2020, the Company participated in the FCC’s Citizens Broadband Radio Service (CBRS) auction for Priority Access Licenses (PALs). These PALs are licensed on a county-by-county basis and are awarded for a 10-year renewable term. The Company bid on and was awarded PALs located strategically throughout the United States and made an investment of approximately $20.4 million. In connection with the awarded licenses, the Company will have to achieve certain CBRS spectrum build out obligations. The Company currently expects to comply with all applicable requirements related to these licenses.

9. RETIREMENT PLANS

The Company has noncontributory defined benefit pension and noncontributory defined medical, dental, vision, and life benefit plans for eligible employees in its International Telecom segment who meet certain eligibility criteria.

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended
	September 30, 2020		September 30, 2019
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$(164)	$32	$447	$37
Non-operating expense
Interest cost	603	45	841	40
Expected return on plan assets	(414)	—	(1,263)	—
Actuarial (gain)/ loss	(7)	(15)	7	(17)
Net periodic pension expense	$18	$62	$32	$60

	Nine months ended
	September 30, 2020		September 30, 2019
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$682	$96	$1,342	$111
Non-operating expense
Interest cost	2,361	135	2,524	120
Expected return on plan assets	(2,730)	—	(3,790)	—
Actuarial (gain)/ loss	(21)	(45)	22	(51)
Net periodic pension expense	$292	$186	$98	$180

In the first quarter of 2020, the Company began the process of winding up one of its pension plans. At December 31, 2019 this plan had assets of $15.1 million and a projected benefit obligation of $15.6 million.

The Company was not required to make contributions to its pension plans during the nine months ended September 30, 2020 and 2019. However, the Company periodically evaluates whether to make discretionary contributions. During the nine months ended September 30, 2020 and 2019, the Company contributed $0.7 million and $0.3 million, respectively, to its pension plans. The Company funds its postretirement benefit plans as claims are made.

10. INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2020 and 2019 was 1.5% and 27.5%, respectively.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.

The effective tax rate for the three months ended September 30, 2020 was primarily impacted by the following items: (i) the remeasurement of a forecasted domestic loss at a higher tax rate due to carryback provisions as provided by the CARES Act, (ii) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in India where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a) and, (iii) discrete items including a $0.4 million expense for interest on unrecognized tax positions, a $0.2 million expense to record a valuation allowance against an investment write-off which cannot be currently benefitted for tax, and a $0.6 million benefit (net) related to the utilization of losses at a higher tax rate as allowed by the CARES Act.

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

The Company’s effective tax rate for the nine months ended September 30, 2020 and 2019 was (6.7%) and 26.7%, respectively.

The effective tax rate for the nine months ended September 30, 2020 was primarily impacted by the following items: (i) the remeasurement of a forecasted domestic loss at a higher tax rate due to carryback provisions as provided by the CARES Act, (ii) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in India where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a) and, (iii) discrete items including a $2.9 million benefit from the reversal of an unrecognized tax position due to statute expiration, a $1.4 million expense for interest on unrecognized tax positions, a $0.6 million expense to record a valuation allowance against investment write-downs which cannot be benefitted for tax purposes, and a $1.0 million benefit (net) related to the utilization of losses at a higher rate as allowed by the CARES Act.

The effective tax rate for the nine months ended September 30, 2019 was primarily impacted by the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in the US Virgin Islands and India where the Company cannot benefit from those losses as required by ASC 740-270-30 36(a), in addition to the following discrete items: (i) a $1.3 million deferred tax benefit related to an investment tax credit, and (ii) a $0.5 million benefit from the reversal of a deferred tax liability due to an intercompany debt restructure.

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

11. NET INCOME (LOSS) PER SHARE

For each of the three months ended September 30, 2020 and 2019, the calculations of basic and diluted weighted average shares of common stock outstanding do not include 5,000 shares relating to stock options as the effects of those options were anti-dilutive.

For each of the nine months ended September 30, 2020 and 2019, the calculations of basic and diluted weighted average shares of common stock outstanding do not include 5,000 and 38,564 shares, respectively, relating to stock options as the effects of those options were anti-dilutive.

12. SEGMENT REPORTING

The Company has the following three reportable and operating segments: i) International Telecom, ii) US Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended September 30, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$21,406	$2,432	$—	$—	$23,838
Fixed	57,364	5,419	—	—	62,783
Carrier Services	1,851	19,852	—	—	21,703
Other	397	—	—	—	397
Total Communication Services Revenue	81,018	27,703	—	—	108,721
Other
Renewable Energy	—	—	1,177	—	1,177
Managed Services	1,447	—	—	—	1,447
Construction	—	394	—	—	394
Total Other Revenue	1,447	394	1,177	—	3,018
Total Revenue	82,465	28,097	1,177	—	111,739
Depreciation and amortization	13,671	5,729	491	1,689	21,580
Non-cash stock-based compensation	29	—	66	1,792	1,887
Operating income (loss)	16,024	2,218	(98)	(8,587)	9,557

For the Three Months Ended September 30, 2019

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$21,364	$2,601	$—	$—	$23,965
Fixed	55,845	4,304	—	—	60,149
Carrier Services	2,403	25,988	—	—	28,391
Other	335	—	—	—	335
Total Communication Services Revenue	79,947	32,893	—	—	112,840
Other
Renewable Energy	—	—	1,438	—	1,438
Managed Services	1,338	—	—		1,338
Total Other Revenue	1,338	—	1,438	—	2,776
Total Revenue	81,285	32,893	1,438	—	115,616
Depreciation and amortization	14,089	5,770	1,016	1,728	22,603
Non-cash stock-based compensation	285	—	—	1,263	1,548
Operating income (loss)	10,867	7,912	(714)	(7,817)	10,248

For the Nine Months Ended September 30, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$60,604	$7,203	$—	$—	$67,807
Fixed	172,420	15,181	—	—	187,601
Carrier Services	5,392	60,779	—	—	66,171
Other	1,286	—	—	—	1,286
Total Communication Services Revenue	239,702	83,163	—	—	322,865
Other
Renewable Energy	—	—	3,373	—	3,373
Managed Services	5,111	—	—	—	5,111
Construction	—	394	—	—	394
Total Other Revenue	5,111	394	3,373	—	8,878
Total Revenue	244,813	83,557	3,373	—	331,743
Depreciation and amortization	42,120	17,331	1,590	5,048	66,089
Non-cash stock-based compensation	20	—	197	4,391	4,608
Operating income (loss)	44,119	6,241	(1,175)	(25,306)	23,879

For the Nine Months Ended September 30, 2019

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$62,766	$8,095	$—	$—	$70,861
Fixed	166,925	9,885	—	—	176,810
Carrier Services	6,970	62,820	—	—	69,790
Other	1,012	—	—	—	1,012
Total Communication Services Revenue	237,673	80,800	—	—	318,473
Other
Renewable Energy	—	—	4,376	—	4,376
Managed Services	3,788	—	—		3,788
Total Other Revenue	3,788	—	4,376	—	8,164
Total Revenue	241,461	80,800	4,376	—	326,637
Depreciation and amortization	40,709	16,919	2,269	4,973	64,870
Non-cash stock-based compensation	306	—	—	4,575	4,881
Operating income (loss)	35,802	5,927	(750)	(25,862)	15,117

(1)	Corporate and Other items refer to corporate overhead costs and consolidating adjustments

Selected balance sheet data for each of the Company’s segments as of September 30, 2020 and December 31, 2019 consists of the following (in thousands):

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
September 30, 2020
Cash, Cash equivalents, and Investments	$67,701	$25,177	$22,376	$20,302	$135,556
Total current assets	124,515	59,801	25,290	15,978	225,584
Fixed assets, net	452,303	77,017	45,773	14,335	589,428
Goodwill	25,421	35,270	—	—	60,691
Total assets	664,307	233,288	71,757	144,062	1,113,414
Total current liabilities	71,254	36,898	909	23,801	132,862
Total debt	83,723	—	—	—	83,723
December 31, 2019
Cash, Cash equivalents, and Investments	$43,125	$38,240	$25,054	$55,284	$161,703
Total current assets	91,497	54,207	27,534	55,485	228,723
Fixed assets, net	466,523	69,184	48,421	21,453	605,581
Goodwill	25,421	35,270	—	—	60,691
Total assets	647,228	222,356	76,723	184,419	1,130,726
Total current liabilities	77,644	24,905	2,745	14,375	119,669
Total debt	86,426	—	—	—	86,426

	Capital Expenditures

	International	US	Renewable	Corporate and
Nine months ended September 30,	Telecom	Telecom	Energy	Other (1)	Consolidated
2020	$28,439	$17,254	$2,116	$2,853	$50,662
2019	8,533	33,159	2,183	5,611	49,486

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

In 1990, the Company’s Guyana subsidiary, GTT, was awarded a license to provide domestic and international voice and data services in Guyana on an exclusive basis until December 2030. Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector. In connection therewith, the Company and GTT met on several occasions with officials of the Government of Guyana to discuss potential modifications of GTT’s exclusivity and other rights under the existing agreement and license. On October 5, 2020, the Prime Minister of Guyana formally implemented telecommunications legislation previously passed by the Guyana Parliament in 2016 that introduces material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of creating a more competitive market. At that time, the Company was issued a new license to provide domestic and international voice and data services and mobile services in Guyana, and two of its competitors were issued service licenses as well. The terms and conditions of the licenses have not yet been made public. While the Company has requested details of its competitors licenses, such information has not been made available by the Guyana Telecommunications Authority, and the Company is not yet able to ascertain whether the licenses issued to its competitors permit competitors to provide services that have been subject to GTT’s exclusive rights contained in its 1990 license

On October 23, 2020, the Government of Guyana brought into effect new telecommunications regulations called for by the telecommunications legislation. The regulations include new requirements on the market as a whole and the Company’s operations, administrative reporting and service requirements. There can be no assurance that these regulations will be effectively implemented, or that they will be administered in a fair and transparent manner. Under these circumstances, there can be no assurance that the Company’s discussions with the Government of Guyana will resume or be concluded, or that such discussions will satisfactorily address the Company’s contractual exclusivity rights. Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that it would prevail in a proceeding to enforce its rights.

Historically, GTT has been subject to other long-standing litigation proceedings and disputes in Guyana that have not yet been resolved. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GTT agreed to with the Government of Guyana. GTT has objected to the NFMU’s proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government’s prior agreement. In 2011, GTT paid the NFMU $2.6 million representing payments in full for 2008, 2009 and 2010. However, by letter dated November 23, 2011, the NFMU stated that it did not concur with GTT’s inference that the amount was payment in full for the specified years as it was NFMU’s continued opinion that the final calculation for spectrum fees was not agreed upon and was still an outstanding issue. By further letter dated November 24, 2011, the NFMU further rejected a proposal that was previously submitted jointly by GTT and another communications provider that outlined a recommended methodology for the calculation of these fees. The NFMU stated that it would prepare its own recommendation for consideration by the Minister of Telecommunications, who would decide the matter. GTT has paid undisputed spectrum fees according to the methodology used for its 2011 payments, and has reserved amounts payable according to this methodology. There have been limited further discussions on this subject and GTT has not had the opportunity to review any recommendation made by the NFMU to the Minister.

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

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. The Company maintains that any liability GTT might be found to have with respect to the disputed tax assessments that the Guyana

Revenue Authority has alleged total $44.1 million, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods. The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of September 30, 2020 for these matters.

14. SUBSEQUENT EVENTS

Changes in Guyana Telecommunications Legislation

On October 5, 2020, the Prime Minister of Guyana formally implemented telecommunications legislation previously passed by the Guyana Parliament in 2016 that introduces material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of creating a more competitive market. See Note 13 for additional details.

Increase in the ownership of One Communications, Ltd.

In October 2020, the Company completed a transaction to increase its equity ownership in One Communications, its subsidiary based in Bermuda and the Cayman Islands. Subsequent to the private transaction, which involved the Company’s acquisition of equity from another shareholder for cash, the Company owns approximately 70% of One Communications.

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

We review our operations in three operating segments to facilitate both our internal and investor presentations of our results. These three operating segments are as follows:

●	International Telecom. Our international telecom segment offers services to other telecom providers (“Carrier Services”), such as international long-distance, roaming from other carriers’ customers traveling into our retail markets, and transport and access services, as well as fixed internet and voice services and retail mobility services to customers in Bermuda, Guyana and the US Virgin Islands. We also offer fixed video services in Bermuda, the Cayman Islands, and the US Virgin Islands. In addition, the international telecom segment offers managed information technology services to enterprise customers.

●	US Telecom. In the United States, we offer carrier services, including wholesale roaming services, site maintenance and the leasing of critical network infrastructure such as towers and transport facilities, as well as fixed and mobile communications services to our retail and enterprise customers in the Southwestern United States.

●	Renewable Energy. In India, we provide distributed generation solar power to corporate and industrial customers.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of September 30, 2020:

Segment	Services	Markets	Tradenames
International Telecom	Mobility	Bermuda, Guyana, US Virgin Islands	GTT+, One, Viya
	Fixed	Bermuda, Cayman Islands, Guyana, US Virgin Islands	GTT+, One, Logic, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	GTT+, One, Viya
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, Viya, GTT+
US Telecom	Mobility	United States (rural markets)	Commnet, Choice, Choice NTUA Wireless, WestNet, Geoverse
	Fixed	United States	Commnet, Choice, Choice NTUA Wireless, Deploycom, WestNet
	Carrier Services	United States	Commnet, Essextel
	Managed Services	United States	Choice
Renewable Energy	Solar	India	Vibrant Energy

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

The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate estimates, judgments and methodologies. We assessed certain accounting matters and estimates that generally require consideration of forecasted financial information in context with the information and estimates reasonably available to us and the unknown future impacts COVID-19 as of September 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. We assessed the impacts of COVID-19 on our consolidated financial statements as of and for the quarter ended September 30, 2020, in particular the impacts on lines of revenues, operating expenses as well as the deferral and savings on other operating expenses and capital expenditures. During the three months ended September 30, 2020, while our International Telecom segment experienced strengthened demand for both its mobile and fixed services, its carrier services revenue declined as a result of a reduction in roaming revenue due to pandemic-related travel and stay-at-home restrictions as compared to the same period of 2019. Such restrictions also resulted in decreased mobile and carrier services revenues within our US Telecom segment during the three months ended September 30, 2020 as compared to the same period of 2019. However, in response to certain anticipated impacts, we were able to implement operating expense savings, particularly with respect to our International Telecom segment, that when coupled with Company-wide travel expense savings and capital expenditure deferrals, acted to offset much of the revenue loss or additional credit loss allowances caused by anticipated customer non-payment activity in the quarter. As a result, our assessment did not indicate that there was a material impact to our consolidated financial statements as of and for the quarter ended September 30, 2020. However, our future assessments of the impacts of COVID-19 for the remainder of the year and into 2021 or our ability to realize continued operational expense savings, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods. For example, the local economies of many of our Caribbean markets are tourism-dependent and the decline in global travel activity resulting from COVID-19 may continue to impact our revenue and cash flows for certain services in these markets as our retail and enterprise customers may be unable to pay for services, and our international roaming revenue may decline as compared to last year. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations, cash flows, and liquidity may differ from our management’s current estimates due to inherent uncertainties regarding the duration and further spread of the outbreak, its severity, actions taken to contain the virus or treat its impact, and how quickly and to what extent economic conditions normalize and more customary operating conditions resume.

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

FirstNet Agreement

In July 2019 and August 2020, we entered into a Network Build and Maintenance Agreement (the “FirstNet Agreement”) and First Amendment to that agreement with AT&T Mobility, LLC (“AT&T”), respectively, to build a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) as well as a commercial wireless network in or near our current operating area in the Southwestern United States (the “FirstNet Transaction”).  Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time.  We expect to recognize construction revenue of approximately $80 million to $85 million through 2021 that will be mainly offset by construction costs as sites are completed. Revenues from construction are expected to have minimal impact on operating income. The network build portion of the FirstNet Agreement has continued during the COVID-19 pandemic but the overall timing of the build schedule has been delayed. Subject to ongoing delays caused by COVID-19 related restrictions, we currently expect construction revenues to continue through 2021.

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

AT&T will continue to use our wholesale domestic mobility network for roaming services at a fixed rate per site during the construction period until such time as the cell site is transferred to AT&T.  Thereafter, revenue from the maintenance, leasing and transport services provided to AT&T is expected to generally offset revenue from wholesale mobility roaming services.  We began receiving revenue from the FirstNet Transaction in the third quarter of 2019 and expect overall operating income contributions from the FirstNet Transaction to have a relatively steady impact from 2020 onwards.

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

During the three and nine month periods ended September 30, 2020, we recorded $4.1 million and $12.3 million, respectively, of revenue from the High Cost Program in our International Telecom segment. During the three and nine month periods ended September 30, 2019, we recorded $4.1 million and $12.3 million, respectively, of revenue from the High Cost Program in our International Telecom segment. Also, during the three and nine month periods ended September 30, 2020, we recorded $0.3 million and $0.9 million, respectively, of High Cost Program revenue in our US Telecom segment. During the three and nine month periods ended September 30, 2019, we recorded $0.3 million and $0.9 million of High Cost Program revenue in our US Telecom segment. We are subject to certain operational, reporting and construction requirements as a result of this funding, and we believe that we are in compliance with all of these requirements.

In August 2018, we were awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction. The funding began in the second quarter of 2019 and we are required to provide fixed broadband and voice services to certain eligible areas in the United States. We are subject to operational and reporting requirements under the program and we expect to incur additional capital expenditures to comply with these requirements. We determined the award is a revenue grant, and as a result we will record the funding as revenue upon receipt. During the three and nine month periods ended September 30, 2020, we recorded $1.9 million and $5.7 million, respectively, from the Connect America Fund Phase II program. During the three and nine months ended September 30, 2019, we recorded $1.9 million and $3.4 million of revenue from the program, respectively, as funding began in the second quarter of 2019.

We also receive construction grants to build network connectivity for eligible communities.  The funding is used to reimburse construction costs and is distributed upon completion of a project.  As of September 30, 2020, we have been awarded approximately $16.8 million of grants with construction completion obligations beginning in June 2020.  Once these projects are constructed, we are obligated to provide service to the participants. We receive funds upon construction completion and are in various stages of constructing the networks. We did not receive any funds during the nine months ended September 30, 2020. During 2019, we received $5.4 million, of which $3.1 million was a reimbursement of capital expenditures and $2.3 million offset operating activities. We expect to meet all requirements associated with these grants.

We also receive funding to provide discounted telecommunication services to eligible customers under the E-Rate Program, Lifeline Program, and Rural Health Care Support Program. During the three and nine months ended September 30, 2020, we recorded revenue of $2.2 million, and $6.6 million, respectively, in the aggregate from these programs. During the three and nine months ended September 30, 2019, we recorded revenue of $1.5 million and $4.7 million, respectively, in the aggregate from these programs. We are subject to certain operational and reporting requirements under the above mentioned programs and we believe that we are in compliance with all of these requirements.

Tribal Bidding Credit

As part of the broadcast television spectrum incentive auction, the FCC implemented a tribal lands bidding credit to encourage deployment of wireless services utilizing 600 MHz spectrum on the lands of federally recognized tribes.  We received a bidding credit of $7.4 million under this program in 2018.  A portion of these funds will be used to offset network capital costs and a portion will be used to offset the costs of supporting the networks.  Our current estimate is that we will use $5.4 million to offset capital costs and, consequently, reduce future depreciation expense and $2.0 million to offset the cost of supporting the network which will reduce future operating expense.  Through September 30, 2020, we have spent $5.1 million on capital expenditures and have recorded $0.1 million in offsets to the cost of supporting the network. The credits are subject to certain requirements, including deploying service by January 2021 and meeting minimum coverage metrics.  If the requirements are not met the funds may be subject to claw back provisions.  We currently expect to comply with all applicable requirements related to these funds.

CBRS Auction

In September 2020, we secured approximately 1,500 licenses as part of the FCC’s Citizens Broadband Radio Service auction.  These licenses are awarded for an initial ten year period and are subject to meeting a substantial performance requirement by the end of the initial term. We currently expect to comply with all applicable requirements related to these licenses.

Selected Segment Financial Information

The following represents selected segment information for the three months ended September 30, 2020 and 2019 (in thousands):

For the Three Months Ended September 30, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$21,406	$2,432	$—	$—	$23,838
Fixed	57,364	5,419	—	—	62,783
Carrier Services	1,851	19,852	—	—	21,703
Other	397	—	—	—	397
Total Communication Services Revenue	81,018	27,703	—	—	108,721
Other
Renewable Energy	—	—	1,177	—	1,177
Managed Services	1,447	—	—	—	1,447
Construction	—	394	—	—	394
Total Other Revenue	1,447	394	1,177	—	3,018
Total Revenue	82,465	28,097	1,177	—	111,739

Operating income (loss)	16,024	2,218	(98)	(8,587)	9,557

For the Three Months Ended September 30, 2019

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$21,364	$2,601	$—	$—	$23,965
Fixed	55,845	4,304	—	—	60,149
Carrier Services	2,403	25,988	—	—	28,391
Other	335	—	—	—	335
Total Communication Services Revenue	79,947	32,893	—	—	112,840
Other
Renewable Energy	—	—	1,438	—	1,438
Managed Services	1,338	—	—	—	1,338
Total Other Revenue	1,338	—	1,438	—	2,776
Total Revenue	81,285	32,893	1,438	—	115,616

Operating income (loss)	10,867	7,912	(714)	(7,817)	10,248

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

A quarter-to-date comparison of our segment results is as follows:

International Telecom.  Revenues within our International Telecom segment increased $1.2 million, or 1.5%, to $82.5 million from $81.3 million for the three months ended September 30, 2020 and 2019, respectively, due to increases in fixed broadband revenues partially offset by lower carrier services revenues related to reduced roaming revenues as a result of the impact of COVID-19 related travel and stay-at-home restrictions.

Operating expenses within our International Telecom segment decreased by $3.9 million, or 5.5%, to $66.5 million from $70.4 million for the three months ended September 30, 2020 and 2019, respectively.  The decrease was primarily the result of a reduction in contract labor, site maintenance and facility utilities as a result of the impact of COVID-19 and the result of cost efficiency initiatives.

As a result, our International Telecom segment’s operating income increased $5.1 million, or 46.8%, to $16.0 million from $10.9 million for the three months ended September 30, 2020 and 2019, respectively.

US Telecom.  Revenue within our US Telecom segment decreased by $4.8 million, or 14.6%, to $28.1 million from $32.9 million for the three months ended September 30, 2020 and 2019, respectively, primarily due to a decrease in carrier services revenue as a result of restructured contracts with carriers.

Operating expenses within our US Telecom segment increased $0.9 million, or 3.6%, to $25.9 million from $25.0 million for the three months ended September 30, 2020 and 2019, respectively, as a result of additional expenses, such as transport and construction costs, being incurred in connection with the FirstNet Transaction and the operating costs of our in-building mobility business.

As a result of the above, our US Telecom segment’s operating income decreased $5.7 million, or 72.2%, to $2.2 million from $7.9 million for the three months ended September 30, 2020 and 2019, respectively.

Renewable Energy.  Revenue within our Renewable Energy segment decreased $0.2 million, or 14.3%, to $1.2 million from $1.4 million for the three months ended September 30, 2020 and 2019, respectively, primarily due to the impact of COVID-19 and reduced professional fees.

Operating expenses within our Renewable Energy segment decreased by $0.8 million, or 38.1%, to $1.3 million from $2.1 million for the three months ended September 30, 2020 and 2019 due to decreased site maintenance expenses.

As a result of the above, our Renewable Energy segment’s operating income increased by $0.6 million to a loss of $0.1 million compared to a loss of $0.7 million for the three months ended September 30, 2020 and 2019, respectively.

The following represents a year over year discussion and analysis of our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
REVENUE:
Communication services	$108,721	$112,840	$(4,119)	(3.7)%
Other	3,018	2,776	242	8.7
Total revenue	111,739	115,616	(3,877)	(3.4)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	26,979	27,622	(643)	(2.3)
Construction costs	390	—	390	100.0
Engineering and operations	18,127	20,095	(1,968)	(9.8)
Sales, marketing and customer services	9,344	9,785	(441)	(4.5)
General and administrative	25,735	25,110	625	2.5
Transaction-related charges	31	21	10	47.6
Depreciation and amortization	21,580	22,603	(1,023)	(4.5)
(Gain) Loss on disposition of long-lived assets	(4)	132	(136)	(103.0)
Total operating expenses	102,182	105,368	(3,186)	(3.0)
Income from operations	9,557	10,248	(691)	(6.7)
OTHER INCOME (EXPENSE):
Interest income	118	414	(296)	(71.5)
Interest expense	(1,361)	(1,298)	60	4.9
Other income (expense)	(2,031)	(2,686)	(655)	(24.4)
Other expense, net	(3,274)	(3,570)	(296)	(8.3)
INCOME BEFORE INCOME TAXES	6,283	6,678	(395)	(5.9)
Income tax expense	92	1,834	(1,742)	(95.0)
NET INCOME	6,191	4,844	1,347	27.8
Net income attributable to non-controlling interests, net of tax:	(3,530)	(3,459)	(71)	(2.1)
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$2,661	$1,385	$1,276	92.1%

Communications services revenue

Mobility revenue. Our mobility revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing mobile voice and data services over our wireless networks and the sale of related equipment such as handsets and other accessories to our subscribers.

Mobility revenue decreased by $0.2 million, or 0.8%, to $23.8 million for the three months ended September 30, 2020 from $24.0 million for the three months ended September 30, 2019. The decrease in mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, mobility revenue remained consistent at $21.4 million for the three months ended September 30, 2020 and 2019. The impact of COVID-19’s travel and stay-at-home restrictions were offset by the benefits of ongoing sales and marketing initiatives which resulted in an increase in demand and subscribers for our mobility services.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $0.2 million, or 7.7%, to $2.4 million from $2.6 million for the three months ended September 30, 2020 and 2019, respectively. This decrease is related to a decrease in subscribers within our retail mobility operations which was primarily related to the impact of COVID-19.

We expect that mobility revenue within both our International and US Telecom segments may continue to decline if the COVID-19 related travel restrictions continue for an extended period of time or become more severe resulting in significant business interruptions and retail store closures.

Fixed communications revenue. Fixed communications revenue is primarily generated by internet, voice, and video service revenues provided to retail and enterprise customers over our wireline networks. Fixed revenue within our US Telecom segment also includes revenue from the Connect America Fund Phase II program award.

Fixed communications revenue increased by $2.7 million, or 4.5%, to $62.8 million from $60.1 million for the three months ended September 30, 2020 and 2019, respectively. The net increase in fixed communications revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, fixed communications revenue increased by $1.6 million, or 2.9%, to $57.4 million from $55.8 million, for the three months ended September 30, 2020 and 2019, respectively, primarily as a result of an increase in fixed broadband subscribers and usage in order to enable remote working and better connectivity during the COVID-19 pandemic. These increases were partially offset by a decrease in revenue from certain enterprise customers, such as hotels, which were impacted by the effects of COVID-19.

●	US Telecom. Fixed communications revenue within our US Telecom segment increased by $1.1 million, or 25.6%, to $5.4 million from $4.3 million for the three months ended September 30, 2020 and 2019, respectively. This increase was related to an increase in usage to support remote working and better connectivity during the COVID-19 pandemic.

We expect that fixed revenue within our International Telecom segment may decline as a result of the response, such as long delays in the return of tourism activity, to the COVID-19 pandemic, which could result in significant business interruptions that might impact our customers’ ability to pay for our services. Fixed revenue may also decline in many of our international markets as a result of a decline in video revenues due to subscribers using alternative methods to receive video content.

We expect that fixed revenue within the US Telecom segment may also decline as a result of our customers’ inability to pay for our services if the COVID-19 related travel restrictions continue for an extended period of time or become more severe. However, those declines may be partially offset by the fixed nature of our federal support contracts, such as the Connect America Fund Phase II program award, which are expected to provide steady and predictable revenues.

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

Carrier services revenue decreased by $6.7 million, or 23.6%, to $21.7 million from $28.4 million for the three months ended September 30, 2020 and 2019, respectively. The decrease, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, carrier services revenue decreased by $0.5 million, or 20.8%, to $1.9 million from $2.4 million, for the three months ended September 30, 2020 and 2019, respectively, as a result of decreased roaming revenues within most of our International Telecom markets as a result of the travel and stay-at-home restrictions implemented in response to COVID-19.

●	US Telecom. Carrier services revenue within our US Telecom segment decreased by $6.1 million, or 23.5%, to $19.9 million from $26.0 million, for the three months ended September 30, 2020 and 2019, respectively, primarily as a result of the 2020 restructuring of carrier contracts which eliminated the seasonality of revenue recorded under the previous agreement.

Within our International Telecom segment, we expect that carrier services revenue may continue to decline if the COVID-19 related travel restrictions continue for an extended period of time or become more severe.

Also within our International Telecom segment, we expect that carrier services revenue from our international long-distance business in Guyana will continue to decrease as consumers seek to use alternative technology services to place calls. In addition, such revenue may decline as the result of the implementation, by the Government of Guyana, of recently-passed legislation which terminates our right to be the exclusive provider of domestic fixed and international long-distance service in Guyana. While the loss of our exclusive rights may cause an immediate reduction in our carrier services revenue, the complete impact of the new legislation to our operations will not be fully known until the Government of Guyana make the terms and conditions of licenses, issued to two of our competitors, available to us. Over the longer term, such declines may be offset by increased revenue from broadband services to consumers and enterprises in Guyana, an increase in regulated local calling rates in Guyana or possible economic growth within that country. See Note 13 to the Condensed Consolidated Financial Statements included in this Report.

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

During the construction phase of the FirstNet Transaction, we expect carrier services revenue to remain consistent and then decrease over time as the result of continued reduced contractual rates and imposed revenue caps. We believe that maintaining roaming and other carrier services favorable to our carrier customers allows us to preserve revenue for a longer period of time while creating the potential for long-lived shared infrastructure solutions for carriers in areas they may consider to be non-strategic.

Other communications services revenue. Other communications services revenue includes miscellaneous services that our operations within our International Telecom segment provide to retail subscribers. Other communications revenues increased to $0.4 million from $0.3 million for the three months ended September 30, 2020 and 2019, respectively.

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

Renewable energy revenue decreased by $0.2 million, or 14.3%, to $1.2 million from $1.4 million for the three months ended September 30, 2020 and 2019, respectively, primarily due to pandemic-related delays and restrictions.

We believe that our renewable energy revenue may decline in future periods if COVID-19 related restrictions require the reduction or limited usage by our customers of their facilities thereby reducing demand for the generation of power from our commercial customers for the duration of such restrictions. Thereafter we believe our renewable energy revenue should stabilize as we continue to operate our solar plants in accordance with our long term PPAs.

Managed services revenue. Managed services revenue is generated primarily in our International Telecom segment and includes network, application, infrastructure, and hosting services.

Managed services revenue increased by $0.1 million, or 7.7%, to $1.4 million from $1.3 million for the three months ended September 30, 2020 and 2019, respectively, primarily as a result of an increase in consulting services and equipment sales.

We expect that managed services revenue may decline if the COVID-19 related travel restrictions continue for an extended period of time or become more severe resulting in significant business interruptions to our customers.

Construction revenue. Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended September 30, 2020, we recognized $0.4 million of construction revenue for our first two sites under this agreement and expect such revenue to total $80 million to $85 million through the project’s expected completion in late 2021.

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

Termination and access fees decreased by $0.6 million, or 2.3%, to $27.0 million from $27.6 million for the three months ended September 30, 2020 and 2019, respectively. The net decrease in termination and access fees, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, termination and access fees decreased by $1.0 million, or 5.4%, to $17.4 million from $18.4 million for the three months ended September 30, 2020 and 2019, respectively. Termination and access fees decreased within all of our markets within this segment as a result of a decrease in video programming costs and a reduction in roaming charges and equipment sales as a result of the impact of COVID-19.

●	US Telecom. Termination and access fees within our US Telecom segment increased by $0.4 million, or 4.4%, to $9.5 million from $9.1 million for the three months ended September 30, 2020 and 2019. This increase was primarily a result of an increase in data transport costs incurred in connection with the FirstNet Transaction partially offset by decreases in wholesale roaming expenses, which were reduced, as a result of the impact of COVID-19 related restrictions on the ability of our customers to travel to other carriers’ markets, and a decrease in the cost of equipment sales which were also impacted by COVID-19.

We expect that termination and access fee expenses may increase within all of our segments due to an expected increase in roaming and other termination costs when the COVID-19 related travel restrictions are lifted. Within the US Telecom segment, our performance under the FirstNet Transaction is also anticipated to contribute to an increase in termination and access fee expenses during the construction phase which is expected to conclude in late 2021.

Construction costs. Construction costs include the expenses incurred in generating the construction revenue associated with our FirstNet Agreement. Construction costs, all of which are incurred within our US Telecom segment, were $0.4 million during the three months ended September 30, 2020.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating, upgrading and supporting our telecommunications networks and renewable energy operations, including the salaries and benefits paid to employees directly involved in the development and operation of those businesses.

Engineering and operations expenses decreased by $2.0 million, or 9.8%, to $18.1 million from $20.1 million for the three months ended September 30, 2020 and 2019, respectively.  The net decrease in engineering and operations expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, engineering and operations expenses decreased by $2.0 million, or 12.3%, to $14.3 million from $16.3 million, for the three months ended September 30, 2020 and 2019, respectively. This decrease was recognized within substantially all of our international markets as a result of certain cost reduction measures and cost efficiency initiatives and the impact of COVID-19 related restrictions which resulted in reduced travel and facility costs.

●	US Telecom. Engineering and operations expenses increased within our US Telecom segment by $0.1 million, or 2.7%, to $3.8 million from $3.7 million, for the three months ended September 30, 2020 and 2019, respectively, primarily in order to support the construction phase of the FirstNet. This increase was partially offset by certain cost reduction programs and a reduction in travel as a result of the COVID-19 pandemic.

`

●	Corporate Overhead. Engineering and operations expenses within our corporate overhead remained consistent at $0.1 million for the three months ended September 30, 2020 and 2019.

We expect that engineering and operations expenses may increase when the COVID-19 related restrictions are lifted. We expect engineering and operating expenses to continue to increase in our US Telecom segment during the construction phase of the FirstNet Transaction which we expect to continue through 2021.

Sales and marketing expenses. Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses decreased by $0.5 million, or 4.5%, to $9.3 million from $9.8 million for the three months ended September 30, 2020 and 2019, respectively.  The net decrease in sales and marketing expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our sales and marketing expenses decreased by $0.8 million, or 9.8%, to $7.4 million from $8.2 million for the three months ended September 30, 2020 and 2019, respectively. This decrease was incurred within all of our international markets primarily as a result of a reduction in advertising and promotions as well as the impact of COVID-19 restrictions.

●	US Telecom. Sales and marketing expenses increased within our US Telecom segment by $0.3 million, or 18.8%, to $1.9 million from $1.6 million, for the three months ended September 30, 2020 and 2019, respectively, primarily as a result of increased spending in the retail business within our US mobility operations and within our in-building mobility business.

We expect that sales and marketing expenses may increase when COVID-19 related travel restrictions are lifted. Within our US Telecom segment, sales and marketing expenses may also continue to increase as a result of the expansion of our in-building mobility business.

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

General and administrative expenses increased by $0.6 million, or 2.5%, to $25.7 million from $25.1 million for the three months ended September 30, 2020 and 2019, respectively. The net increase in general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. General and administrative expenses increased within our International Telecom segment by $0.3 million, or 2.2%, to $13.7 million from $13.4 million, for the three months ended September 30, 2020 and 2019, respectively. The increase was the result of increased expenditures in information technology to further enhance our network security partially offset by the impact of COVID-19 related restrictions which resulted in a reduction in travel costs.
●	US Telecom. General and administrative expenses decreased by $0.1 million, or 2.1%, to $4.6 million from $4.7 million for the three months ended September 30, 2020 and 2019, respectively, primarily as a result of certain cost reduction measures and the impact of COVID-19 related restrictions, which reduced travel costs within our US mobility business, partially offset by an increase in expenditures for information technology and an increase within our in-building mobility network business to support its expanding operations.

●	Renewable Energy. General and administrative expenses within our Renewable Energy segment decreased by $0.2 million, or 20.0%, to $0.8 million from $1.0 million for the three months ended September 30, 2020 and 2019, respectively, as a result of reduced professional fees and the impact of COVID-19 related restrictions which resulted in a reduction in travel costs.

●	Corporate Overhead. General and administrative expenses within our corporate overhead increased by $0.8 million, or 13.6%, to $6.7 million from $5.9 million, for the three months ended September 30, 2020 and 2019, respectively, primarily related to an increase in information technology expenditures to further enhance our network security.

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

We incurred a nominal amount of transaction related charges during the three months ended September 30, 2020 and 2019.

 Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses decreased by $1.0 million, or 4.5%, to $21.6 million from $22.6 million for the three months ended September 30, 2020 and 2019, respectively.  The net decrease in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $0.4 million, or 2.8%, to $13.7 million from $14.1 million, for the three months ended September 30, 2020 and 2019, respectively. This decrease was recognized within some of our international markets as a result of certain assets becoming fully depreciated in recent quarters.

●	US Telecom. Depreciation and amortization remained consistent at $5.8 million for the three months ended September 30, 2020 and 2019, primarily as a result of additional depreciation being recognized for recent upgrades within our US mobility businesses offset by certain assets becoming fully depreciated in recent quarters.

●	Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment decreased by $0.5 million, or 50.0%, to $0.5 million from $1.0 million for the three months ended September 30, 2020 and 2019, respectively, as a result of certain assets within this segment becoming full depreciated during recent quarters.

●	Corporate Overhead. Depreciation and amortization expenses remained consistent at $1.7 million for the three months ended September 30, 2020 and 2019 primarily as a result of certain shared services assets being placed into service throughout 2019 partially offset by the effect of certain assets becoming fully depreciated in recent quarters.

We expect depreciation expense to increase as we acquire tangible assets to expand or upgrade our telecommunications networks and expand our solar power generating assets.

Loss on disposition of long-lived assets.   During the three months ended September 30, 2019, we recorded a loss on the disposition of long-lived assets of $0.1 million on the disposition of long-lived assets as a result of the disposal of miscellaneous assets within our US mobility and renewable energy operations.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short term investment balances.

Interest income decreased $0.3 million, or 71.5%, to $0.1 million from $0.4 million for the three months ended September 30, 2020 and 2019, respectively, as a result of a reduction in the balances of our cash, cash equivalents and short-term investments resulting in reduced returns in addition to reduced return rates.

Interest expense.   We incur interest expense on the Viya Debt and the One Communications Debt as well as commitment fees, letter of credit fees and the amortization of debt issuance costs on our 2019 Credit Facility. Beginning on March 26, 2020, we also began incurring interest expense, related to the amortization of debt issuance costs, on the Receivables Credit Facility (as defined below). Interest expense increased by $0.1 million, or 4.9%, to $1.4 million from $1.3 million for the three months ended September 30, 2020 and September 30, 2019, respectively, primarily as a result of the amortization of debt issuance costs on the Receivables Credit Facility.

We expect interest expense to increase in future periods as a result of the Receivables Credit Facility.

Other expenses.  Other expenses represents miscellaneous non-operational income earned and expenses incurred.

For the three months ended September 30, 2020, other expenses was $2.0 million which was primarily related to losses from non-controlling equity investments.

For the three months ended September 30, 2019, other expenses was $2.7 million, primarily related to a $2.1 million write down of a previously acquired non-controlling equity investment and $0.8 million relating to a net loss on foreign currency transactions.  These expenses were partially offset by $0.1 million of income recognized in connection with some of our employee benefit plans.

Income taxes.  Our effective tax rate for the three months ended September 30, 2020 and 2019 was 1.5% and 27.5%, respectively.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  The CARES Act, among other things, allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.

The effective tax rate for the three months ended September 30, 2020 was primarily impacted by the following items: (i) the remeasurement of a forecasted domestic loss at a higher tax rate due to carryback provisions as provided by the CARES Act, (ii) the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in India where we cannot benefit from those losses as required by ASC 740-270-30-36(a) and, (iii) discrete items including a $0.4 million expense for interest on unrecognized tax positions, a $0.2 million expense to record a valuation allowance against an investment write-off which cannot be currently benefitted for tax, and a $0.6 benefit (net) related to the utilization of losses at a higher tax rate as allowed by the CARES Act.

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

Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which we operate. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex applications of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for US federal, state, and foreign tax matters in future periods as new information becomes available.

Net income attributable to non-controlling interests, net of tax.  Net income attributable to non-controlling interests, net of tax reflected an allocation of $3.5 million of income generated by our less than wholly owned subsidiaries for each of the three months ended September 30, 2020 and 2019. Changes in net income attributable to non-controlling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Net income attributable to non-controlling interests, net of tax increased by $0.6 million, or 27.3%, to $2.8 million from $2.2 million for the three months ended September 30, 2020 and 2019, respectively, primarily as a result of an increase in profitability at our less than wholly owned subsidiaries partially offset by the increase in our ownership in some of those subsidiaries.

●	US Telecom. Net income attributable to non-controlling interests, net of tax decreased by $0.5 million, or 38.5%, to $0.8 million from $1.3 million for the three months ended September 30, 2020 and 2019, respectively, primarily as a result of decreased profitability at certain less than wholly owned subsidiaries within our US mobility retail operations.

Net income attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders was $2.7 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively.

On a per diluted share basis, net income was $0.17 and $0.09 per diluted share for the three months ended September 30, 2020 and 2019, respectively.

Selected Segment Financial Information

The following represents selected segment information for the nine months ended September 30, 2020 and 2019 (in thousands):

For the Nine Months Ended September 30, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$60,604	$7,203	$—	$—	$67,807
Fixed	172,420	15,181	—	—	187,601
Carrier Services	5,392	60,779	—	—	66,171
Other	1,286	—	—	—	1,286
Total Communication Services Revenue	239,702	83,163	—	—	322,865
Other
Renewable Energy	—	—	3,373	—	3,373
Managed Services	5,111	—	—	—	5,111
Construction	—	394	—	—	394
Total Other Revenue	5,111	394	3,373	—	8,878
Total Revenue	244,813	83,557	3,373	—	331,743

Operating income (loss)	44,119	6,241	(1,175)	(25,306)	23,879

For the Nine Months Ended September 30, 2019

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$62,766	$8,095	$—	$—	$70,861
Fixed	166,925	9,885	—	—	176,810
Carrier Services	6,970	62,820	—	—	69,790
Other	1,012	—	—	—	1,012
Total Communication Services Revenue	237,673	80,800	—	—	318,473
Other
Renewable Energy	—	—	4,376	—	4,376
Managed Services	3,788	—	—	—	3,788
Total Other Revenue	3,788	—	4,376	—	8,164
Total Revenue	241,461	80,800	4,376	—	326,637

Operating income (loss)	35,802	5,927	(750)	(25,862)	15,117

(1)	Reconciling items refer to corporate overhead costs and consolidating adjustments

A year-to-date comparison of our segment results is as follows:

International Telecom.  Revenues within our International Telecom segment increased $3.3 million, or 1.4%, to $244.8 million from $241.5 million for the nine months ended September 30, 2020 and 2019, respectively, as a result of an increase in broadband services in many of our international telecom markets which more than offset the impact of the reduction in carrier services and mobility services (including handset sale revenues) due to COVID-19 related travel and stay-at-home restrictions.

Operating expenses within our International Telecom segment decreased by $5.0 million, or 2.4%, to $200.7 million from $205.7 million for the nine months ended September 30, 2020 and 2019, respectively.  The decrease was primarily the result of the impact of COVID-19 and other cost reduction measures which reduced roaming, advertising, contract labor and facility costs throughout all of our markets within this segment.

As a result, our International Telecom segment’s operating income increased $8.3 million, or 23.2%, to $44.1 million from $35.8 million for the nine months ended September 30, 2020 and 2019, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $2.8 million, or 3.5%, to $83.6 million from $80.8 million for the nine months ended September 30, 2020 and 2019, respectively, primarily as a result of an increase in fixed revenues including broadband services and funding from the Connect America Fund Phase II program as well as construction revenue from the FirstNet Transaction.

Operating expenses within our US Telecom segment increased $2.5 million, or 3.3%, to $77.4 million from $74.9 million for the nine months ended September 30, 2020 and 2019, respectively, as a result of additional expenses being incurred in connection with the FirstNet Transaction partially offset by the impact of COVID-19.

As a result of the above, our US Telecom segment’s operating income increased $0.3 million, or 5.1%, to $6.2 million from $5.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Renewable Energy.  Revenue within our Renewable Energy segment decreased $1.0 million, or 22.7%, to $3.4 million from $4.4 million for the nine months ended September 30, 2020 and 2019, respectively, primarily as a result of a decrease in production as a result of the impact of COVID-19.

Operating expenses within our Renewable Energy segment decreased by $0.6 million, or 11.5%, to $4.6 million from $5.2 million for the nine months ended September 30, 2020 and 2019 due to increased site maintenance expenses.

As a result of the above, our Renewable Energy segment’s operating loss increased by $0.4 million, or 50.0%, to a loss of $1.2 million compared to a loss of $0.8 million for the nine months ended September 30, 2020 and 2019, respectively.

The following represents a year over year discussion and analysis of our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)

REVENUE:
Communication services	$322,865	$318,473	$4,392	1.4%
Other	8,878	8,164	714	8.7
Total revenue	331,743	326,637	5,106	1.6
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	83,562	83,440	122	0.1
Construction costs	390	—	390	100.0
Engineering and operations	53,983	58,234	(4,251)	(7.3)
Sales, marketing and customer services	28,220	29,048	(828)	(2.9)
General and administrative	75,413	75,518	(105)	(0.1)
Transaction-related charges	147	89	58	65.2
Depreciation and amortization	66,089	64,870	1,219	1.9
Loss on disposition of long-lived assets	60	321	(261)	(81.3)
Total operating expenses	307,864	311,520	(3,656)	(1.2)
Income from operations	23,879	15,117	8,762	58.0
OTHER INCOME (EXPENSE):
Interest income	427	1,860	(1,433)	(77.0)
Interest expense	(4,091)	(3,843)	(248)	(6.5)
Other expense	(4,341)	(2,755)	(1,586)	(57.6)
Other expense, net	(8,005)	(4,738)	(3,267)	(69.0)
INCOME BEFORE INCOME TAXES	15,874	10,379	5,495	52.9
Income tax expense	(1,057)	2,774	(3,831)	(138.1)
NET INCOME	16,931	7,605	9,326	122.6
Net income attributable to non-controlling interests, net of tax:	(10,538)	(8,657)	(1,881)	(21.7)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$6,393	$(1,052)	$7,445	707.7%

Communications services

Mobility revenue. Mobility revenue decreased by $3.1 million, or 4.4%, to $67.8 million for the nine months ended September 30, 2020 from $70.9 million for the nine months ended September 30, 2019. The decrease in mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, mobility revenue decreased by $2.2 million, or 3.5%, to $60.6 million for the nine months ended September 30, 2020 from $62.8 million for the nine months ended September 30, 2019. The impact of COVID-19’s travel and stay-at-home restrictions resulted in a decrease in our voice and data services as well as our equipment sales.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $0.9 million, or 11.1%, to $7.2 million from $8.1 million for the nine months ended September 30, 2020 and 2019, respectively. This decrease is related to a decrease in subscribers within our retail mobility operations which was primarily related to the impact of COVID-19.

Fixed communications revenue. Fixed communications revenue increased by $10.8 million, or 6.1%, to $187.6 million from $176.8 million for the nine months ended September 30, 2020 and 2019, respectively. The net increase in fixed communications revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, fixed communications revenue increased by $5.5 million, or 3.3%, to $172.4 million from $166.9 million, for the nine months ended September 30, 2020 and 2019, respectively, primarily as a result of an increase in fixed broadband services in order to enable remote working and better connectivity during the COVID-19 pandemic. This increase was partially offset by a decrease in revenue from certain enterprise customers, such as hotels, which were impacted by the effects of COVID-19.

●	US Telecom. Fixed communications revenue within our US Telecom segment increased by $5.3 million, or 53.5%, to $15.2 million from $9.9 million for the nine months ended September 30, 2020 and 2019, respectively. This increase was related to an increase in usage to support remote working and better connectivity during the COVID-19 pandemic as well as an increase related to the Connect America Fund Phase II program award which began during the latter half of the second quarter of 2019 and an increase in subscribers.

Carrier Services revenue. Carrier services revenue decreased by $3.6 million, or 5.2%, to $66.2 million from $69.8 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, carrier services revenue decreased by $1.6 million, or 22.9%, to $5.4 million from $7.0 million for the nine months ended September 30, 2020 and 2019, respectively, as a result of decreased roaming revenues within most of our International Telecom markets as a result of the travel and stay-at-home restrictions implemented in response to COVID-19.

●	US Telecom. Carrier services revenue within our US Telecom segment decreased by $2.0 million, or 3.2%, to $60.8 million from $62.8 million, for the nine months ended September 30, 2020 and 2019, respectively, primarily as a result of increased revenues in connection with the FirstNet Transaction.

Other communications services revenue. Other communications services revenue increased to $1.3 million from $1.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Other revenue

Renewable energy revenue. Renewable energy revenue decreased by $1.0 million, or 22.7%, to $3.4 million from $4.4 million for the nine months ended September 30, 2020 and 2019, respectively, primarily as a result of a decreases in production as a result of the impact of COVID-19.

Managed services revenue. Managed services revenue increased by 1.3 million, or 34.2%, to $5.1 million from $3.8 million for the nine months ended September 30, 2020 and 2019, respectively, primarily as a result of an increase in consulting services and equipment sales.

Construction revenue. During the nine months ended September 30, 2020, we recognized $0.4 million of construction revenue in connection with the FirstNet Transaction.

Operating expenses

Termination and access fee expenses.  Termination and access fees increased by $0.2 million, or 0.2%, to $83.6 million from $83.4 million for the nine months ended September 30, 2020 and 2019, respectively. The net increase in termination and access fees, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, termination and access fees increased by $0.2 million, or 0.4%, to $54.2 million from $54.0 million, for the nine months ended September 30, 2020 and 2019, respectively. Increases within termination and access fees included the increase in bad debt expense within all of our international telecom markets. In addition, our US Virgin Islands operations incurred an increase in variable termination and access fees that were not incurred during 2019 as a result of the impact of

Hurricanes Irma and Maria. Our managed information technology services business also incurred an increase of termination and access fees as a result of an increase in the volume and cost of its equipment sales. Partially offsetting these increases was a decrease in the cost of retail equipment sales as many of our retail stores were closed during much of 2020 as a result of the impact of COVID-19.

●	US Telecom. Termination and access fees within our US Telecom segment decreased by $0.1 million, or 0.3%, to $29.1 million from $29.2 million for the nine months ended September 30, 2020 and 2019, respectively. This decrease was primarily a result of decreases in our wholesale long-distance voice services businesses partially offset by an increase in data transport costs in connection with the FirstNet Transaction.

●	Renewable Energy. Termination and access fees within our Renewable Energy segment decreased $0.3 million, or 75.0%, to $0.1 million from $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Construction costs. Construction costs, all of which are incurred within our US Telecom segment, were $0.4 million during the nine months ended September 30, 2020 and were incurred in connection with the FirstNet Transaction.

Engineering and operations expenses.  Engineering and operations expenses decreased by $4.2 million, or 7.3%, to $54.0 million from $58.2 million for the nine months ended September 30, 2020 and 2019, respectively.  The net decrease in engineering and operations expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, engineering and operations expenses decreased by $4.9 million, or 10.5%, to $41.9 million from $46.8 million, for the nine months ended September 30, 2020 and 2019, respectively. This decrease was recognized within all of our international markets as a result of the impact of the COVID-19 pandemic which caused a reduction in contract labor, site repairs and maintenance, travel and facility costs, such as utilities.

●	US Telecom. Engineering and operations expenses increased within our US Telecom segment by $0.9 million, or 8.3%, to $11.8 million from $10.9 million, for the nine months ended September 30, 2020 and 2019, respectively, primarily in order to support the construction phase of the FirstNet Transaction and our expanding in-building mobility business. This increase was partially offset by the impact of the COVID-19 pandemic which caused a reduction in contract labor, site repairs and maintenance, travel and facility costs, such as utilities.

●	Corporate Overhead. Engineering and operations expenses within our corporate overhead decreased by $0.3 million, or 50.0%, to $0.3 million from $0.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Sales and marketing expenses. Sales and marketing expenses decreased by $0.8 million, or 2.9%, to $28.2 million from $29.0 million for the nine months ended September 30, 2020 and 2019, respectively.  The net decrease in net sales and marketing expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our sales and marketing expenses decreased by $2.6 million, or 10.4%, to $22.4 million from $25.0 million for the nine months ended September 30, 2020 and 2019, respectively. This decrease was incurred within all of our international markets primarily as a result of a reduction in advertising and promotions and the impact of COVID-19 restrictions.

●	US Telecom. Sales and marketing expenses increased within our US Telecom segment by $1.7 million, or 41.5%, to $5.8 million from $4.1 million, for the nine months ended September 30, 2020 and 2019, respectively, primarily as a result of increased spending in our retail business within our US mobility operations and within our expanding in-building mobility business. These increases were partially offset by the impact of COVID-19.

General and administrative expenses.  General and administrative expenses decreased by $0.1 million, or 0.1%, to $75.4 million from $75.5 million for the nine months ended September 30, 2020 and 2019, respectively. The net decrease in general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. General and administrative expenses increased within our International Telecom segment by $0.8 million, or 2.0%, to $40.0 million from $39.2 million, for the nine months ended September 30, 2020 and 2019, respectively. The increase was the result of increased expenditures in information technology to further enhance our network security partially offset by the impact of COVID-19 related restrictions which resulted in a reduction in travel and facility costs, such as utilities.

●	US Telecom. General and administrative expenses decreased by $0.6 million, or 4.4%, to $13.0 million from $13.6 million for the nine months ended September 30, 2020 and 2019, respectively, primarily as a result of certain cost reduction measures within our US mobility business and the impact of COVID-19 related restrictions on travel partially offset by an increase within our in-building mobility network business to support its expanding operations.

●	Renewable Energy. General and administrative expenses within our Renewable Energy segment increased by $0.4 million, or 17.4%, to $2.7 million from $2.3 million for the nine months ended September 30, 2020 and 2019, respectively, as a result of the recent expansion of operations partially offset by the impact of COVID-19 related restrictions on travel.

●	Corporate Overhead. General and administrative expenses within our corporate overhead decreased by $0.7 million, or 3.4%, to $19.7 million from $20.4 million, for the nine months ended September 30, 2020 and 2019, respectively, primarily related to certain cost reduction measures and the impact of COVID-19, partially offset by an increase in information technology expenditures to further enhance our network security.

Transaction-related charges.  We incurred $0.1 million of transaction-related charges during each of the nine months ended September 30, 2020 and 2019.

 Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $1.2 million, or 1.9%, to $66.1 million from $64.9 million for the nine months ended September 30, 2020 and 2019, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $1.4 million, or 3.4%, to $42.1 million from $40.7 million, for the nine months ended September 30, 2020 and 2019, respectively. This increase was recognized throughout most of our international markets as a result of recent upgrades and expansions to this segment’s network assets including resiliency enhancements in the US Virgin Islands which were impacted by Hurricanes Irma and Maria in 2017.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $0.5 million, or 3.0%, to $17.4 million from $16.9 million, for the nine months ended September 30, 2020 and 2019, respectively, primarily as a result of capital expenditures within our US mobility businesses.

●	Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment decreased $0.7 million, or 30.4%, to $1.6 million from $2.3 million for the nine months ended September 30, 2020 and 2019, respectively, as a result of certain assets becoming fully depreciated in recent periods.

●	Corporate Overhead. Depreciation and amortization expenses remained consistent at $5.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Loss on disposition of long-lived assets.   During the nine months ended September 30, 2020 and 2019, we recorded a loss on the disposition of long-lived assets of $0.1 million and $0.3 million, respectively, primarily as a result of the disposal of miscellaneous assets within our US mobility and renewable energy operations.

Interest income. Interest income decreased $1.5 million to $0.4 million from $1.9 million for the nine months ended September 30, 2020 and 2019, respectively, as a result of a reduction in the balances of our cash, cash equivalents and short-term investments as well as our return on those balances.

Interest expense.   Interest expense increased by $0.3 million, or 6.5%, to $4.1 million from $3.8 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, primarily as a result of the amortization of debt issuance costs related to the Receivables Credit Facility.

Other expenses.   For the nine months ended September 30, 2020, other expenses was $4.3 million which was primarily related to $3.4 million of losses related to non-controlling investments and $1.2 million relating to net losses on foreign currency transactions.

For the nine months ended September 30, 2019, other expense was  $2.8 million which was primarily related to a $2.1 million write down of a non-controlling equity investment and $0.8 million relating to a net loss on foreign currency transactions.

Income taxes. Our effective tax rate for the nine months ended September 30, 2020 and 2019 was (6.7%) and 26.7%, respectively.

The effective tax rate for the nine months ended September 30, 2020 was primarily impacted by the following items: (i) the remeasurement of a forecasted domestic loss at a higher tax rate due to carryback provisions as provided by the CARES Act, (ii) the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in India where we cannot benefit from those losses as required by ASC 740-270-30-36(a) and, (iii) discrete items including a $2.9 million benefit from the reversal of an unrecognized tax position due to statute expiration, a $1.4 million expense for interest on unrecognized tax positions, a $0.6 million expense to record a valuation allowance against investment write-downs which cannot be benefitted for tax purposes, and a $1.0 million benefit (net) related to the utilization of losses at a higher rate as allowed by the CARES Act.

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

Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which we operate. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex applications of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for US federal, state, and foreign tax matters in future periods as new information becomes available.

Net income attributable to non-controlling interests, net of tax.  Net income attributable to non-controlling interests, net of tax reflected an allocation of $10.5 million and $8.7 million of income generated by our less than wholly owned subsidiaries for the nine months ended September 30, 2020 and 2019, respectively, an increase of $1.9 million, or 21.7%. Changes in net income attributable to non-controlling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Net income attributable to non-controlling interests, net of tax increased by $1.0 million, or 14.7%, to $7.8 million from $6.8 million for the nine months ended September 30, 2020 and 2019, respectively, primarily as a result of an increase in profitability at certain less than wholly owned subsidiaries partially offset by an increase in our ownership in some of those subsidiaries.

●	US Telecom. Net income attributable to non-controlling interests, net of tax increased by $1.0 million, or 52.6%, to $2.9 million from $1.9 million for the nine months ended September 30, 2020 and 2019, respectively, primarily as a result of increased profitability at certain less than wholly owned subsidiaries within our US mobility retail operations.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was income of $6.4 million and a loss of $1.1 million for the nine months ended September 30, 2020 and 2019, respectively.

On a per diluted share basis, net income (loss) was income of $0.40 and a loss of $0.07 per diluted share for the nine months ended September 30, 2020 and 2019, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.  For a discussion of ongoing proceedings, see Note 13 to the Consolidated Financial Statements in this Report.

Tax Reform

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, has resulted in significant changes to the US corporate income tax system and the US Virgin Islands mirror code which replaces “United States” with “US Virgin Islands” throughout the Internal Revenue Code. The Tax Act transitions international taxation from a worldwide system to a modified territorial system and includes two base erosion prevention measures on non-US earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to US taxation as global intangible low taxed income (“GILTI”), eliminates the deduction of certain payments made to related foreign corporations, and imposes a minimum tax if greater than regular tax under the base-erosion and anti-abuse tax (“BEAT”). These changes became effective beginning in 2018 but did not have an impact on us in the initial year or 2019. Based on our forecasted income for 2020, we are not currently projecting a GILTI inclusion. We do not expect we will be subject to BEAT and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the quarter ended September 30, 2020.

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

As of September 30, 2020, we had approximately $136.2 million in cash, cash equivalents and restricted cash. Of this amount, $61.0 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $83.7 million of debt, net of unamortized deferred financing costs, as of September 30, 2020. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Cash used in investing activities. Cash used in investing activities was $62.0 million and $62.7 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $0.7 million was primarily related to the 2020 cash usage of $20.4 million for the acquisition of telecommunications licenses, partially offset by a $19.5 million reduction in cash used for strategic investments, a $2.8 million reduction in cash used for short-term investments and a $1.2 million reduction in capital expenditures.

 Cash used in financing activities.   Cash used in financing activities was $35.7 million and $20.7 million during the nine months ended September 30, 2020 and 2019, respectively.  The increase in cash used for financing activities of $15.0 million was primarily related to a $0.7 million increase in the distributions made to minority shareholders, a $7.4 million increase in cash used to acquire non-controlling interests in our less than wholly owned subsidiaries and a $6.4 million increase in cash used for the repurchase of our common stock under the 2016 Repurchase Plan.

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

For the nine months ended September 30, 2020 and 2019, we spent approximately $50.7 million and $49.5 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Renewable	Corporate and
Nine months ended September 30,	Telecom	Telecom	Energy	Other (1)	Consolidated
2020	$28,439	$17,254	$2,116	$2,853	$50,662
2019	8,533	33,159	2,183	5,611	49,486

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  Such investments include the upgrade and expansion of both our mobility and fixed telecommunications networks as well as our service delivery platforms. We expect full year 2020 capital expenditures to be lower than the originally forecasted amounts within the 2019 Annual Report on Form 10-K as a result of the COVID-19 pandemic. We expect full year 2020 capital expenditures in International Telecom to be between $35 million and $40 million. In the US Telecom segment, we expect full year 2020 capital expenditures to be approximately $30 million as we continue to build sites and backhaul to support the FirstNet Transaction.

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

Dividends.  We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the three months ended September 30, 2020, our Board of Directors declared $2.7 million of dividends to our stockholders which includes a $0.17 per share dividend declared on September 17, 2020 and paid on October 9, 2020. We have declared quarterly dividends for the last 88 fiscal quarters.

Stock Repurchase Plan. On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We repurchased $4.1 million and $6.6 million of our common stock under the 2016 Repurchase Plan during the three and nine months ended September 30, 2020, respectively. We repurchased $0.2 million of our common stock under the 2016 Repurchase Plan during the three and nine months ended September 30, 2019. As of September 30, 2020, we have $30.9 million authorized and available for share repurchases under the 2016 Repurchase Plan.

Sources of Cash

Total liquidity.  As of September 30, 2020, we had approximately $136.2 million in cash, cash equivalents and restricted cash which represents a decrease of $26.2 million from the December 31, 2019 balance of $162.4 million. The decrease is primarily attributable to $50.7 million used for capital expenditures, $20.4 million used to acquire telecommunications licenses, $8.8 million to repurchase certain non-controlling ownership interests ,$8.2 million used for dividends paid on our common stock, $6.6 million used for the repurchase of our common stock as a part of the 2016 Repurchase Plan, $6.5 million used for distributions to our minority shareholders, $2.8 million used for strategic investments, $2.8 million used to repay principal on our debt, $1.7 million used for the repurchase of our common stock from employees in order to satisfy their tax obligations and $1.1 million used to complete the Receivables Credit Facility.  These amounts were partially offset by cash provided by our operations of $71.6 million, which included $10.1 million used for construction costs associated with the FirstNet Agreement, and $12.0 million in tax refunds.

Cash provided by operations.  Cash provided by operating activities was $71.6 million for the nine months ended September 30, 2020 as compared to $56.8 million for the nine months ended September 30, 2019.  The increase was primarily related to a $9.3 million increase in net income and a $4.5 million change in working capital.

Credit facility.  On April 10, 2019, we entered into the 2019 Credit Facility, with CoBank, ACB and a syndicate of other lenders.  The 2019 Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $16.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of September 30, 2020.  The 2019 Credit Facility matures on April 10, 2024.

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

As of September 30, 2020, we were in compliance with all of the financial covenants, had no outstanding borrowings and, net of the $16.0 million of outstanding performance letters of credit, and had $184.0 million of availability under the 2019 Credit Facility.

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

As of September 30, 2020, we had no outstanding borrowings under the Receivables Credit Facility.

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

As of September 30, 2020, $60.0 million of the Viya Debt remained outstanding and $0.5 million of the rate lock fee was unamortized.

One Communications Debt

We have an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on May 22, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75%, paid quarterly.

The One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants, tested annually as of and for the twelve months ended December 31st, that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (as defined in the One Communications Debt agreement).  We were in compliance with our covenants as of December 31, 2019

As a condition of the One Communications Debt, we were required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, we entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of September 30, 2020, the swap had an unamortized notional amount of $7.6 million.

We capitalized $0.3 million of fees associated with the One Communications Debt which are being amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of September 30, 2020, $24.3 million of the One Communications Debt was outstanding and $0.1 million of the capitalized fees remained unamortized.

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

In addition, the 2019 Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of September 30, 2020, we were in compliance with all of the financial covenants of the 2019 Credit Facility.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the three months ended September 30, 2020 and 2019, we recorded a nominal amount and $0.8 million, respectively, in losses on foreign currency transactions. During the nine months ended September 30, 2020 and 2019, we recorded $1.2 million and $1.1 million, respectively, of losses on foreign currency transactions. We will continue to assess the impact of our exposure to both the Indian Rupee and the Guyana Dollar.

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

Interest Rate Sensitivity.    As of September 30, 2020, we had $16.8 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our 2019 Credit Facility.

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations in Guyana are subject to significant political and regulatory risk.

Since 1991, our subsidiary Guyana Telephone and Telegraph, Ltd. (“GTT”) has operated in Guyana pursuant to a license from the Government of Guyana to be the exclusive provider of domestic fixed and international voice and data services. That license from the Government of Guyana included an initial term ending in December 2010, which was renewable at our sole option for an additional 20-year term. In November 2009, we notified the Government of Guyana of our election to renew our exclusive license for an additional 20-year term expiring in 2030. On December 15, 2010, we received correspondence from the Government of Guyana indicating that our license had been renewed until such time that new legislation was enacted to expand competition within the sector.

Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector. In connection therewith, we and GTT met with officials of the Government of Guyana on several occasions to discuss potential modifications of GTT’s exclusivity and other rights under the existing agreement and license. On October 5, 2020, the Prime Minister of Guyana formally implemented telecommunications legislation previously passed by the Guyana Parliament in 2016 that introduces material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of creating a more competitive market. At that time, we were issued a new license to provide domestic and international voice and data services and mobile services in Guyana, and two of our competitors were issued service licenses as well. While we have requested details of our competitors’ licenses, such information has not been made public by the Guyana Telecommunications Authority, and we are not yet able to ascertain whether the licenses issued to our competitors permit competitors to provide services that have been subject to GTT’s exclusive rights contained in its 1990 license.

On October 23, 2020, the Government of Guyana also brought into effect new telecommunications regulations called for by the telecommunications legislation. The regulations include new requirements on the market as a whole and our operations, administrative reporting and service requirements. There can be no assurance that these regulations will be effectively implemented, or that they will be administered in a fair and transparent manner. We believe our existing, exclusive license continues to be valid unless and until such time as we enter into an alternative arrangement with the Government, however, under these circumstances, there can be no assurance that our discussions with the Government of Guyana will resume or be concluded, or that such discussions will satisfactorily address our contractual exclusivity rights. Although we believe that we would be entitled to damages or other compensation for any involuntary termination of our contractual exclusivity rights, we cannot guarantee that we would prevail in a proceeding to enforce our rights.

A loss of exclusivity on international voice and data service would result in a reduction in international call traffic and as a result, a loss in that portion of our wireline revenue. Any modification, early termination or other revocation of the exclusive domestic fixed and international voice and data license could materially adversely affect our revenues and profits and diminish the value of our investment in Guyana. Any additional regulatory requirements that may be imposed on GTT’s operations may create administrative burdens or limitations on GTT’s ability to effectively compete in Guyana, and could materially adversely affect our revenues and profits in Guyana.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We have $30.9 million available to be repurchased under that plan as of September 30, 2020.

The following table reflects the repurchases by us of our common stock during the quarter ended September 30, 2020:

				(d)
				Maximum
				Number (or
			(c)	Approximate
		(b)	Total Number of	Dollar Value) of
	(a)	Average	Shares Purchased	Shares that May
	Total Number	Price	as Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
July 1, 2020 — July 31, 2020	—	$—	—	$35,078,237
August 1, 2020 — August 31, 2020	—	—	—	35,078,237
September 1, 2020 — September 30, 2020	80,754	51.27	80,754	30,938,016

Item 6. Exhibits:

10.1*#	First Amendment to Network Build and Maintenance Agreement dated as of 6th day of August, 2020 and effective as of the 1st day of July, 2020 by and between Commnet Wireless, LLC and AT&T Mobility LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101).

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

ATN International, Inc.

Date: November 4, 2020	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: November 4, 2020	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer