Form 10-Q
period 2021-03-31
ATN International, Inc.
filed 2021-05-10
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, the registrant had outstanding 15,921,222 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended March 31, 2021

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations, including the impact of the novel coronavirus pandemic on the economies of the markets we serve, our business and operations; expectations regarding future revenue, operating income, EBITDA and capital expenditures; the competitive environment in our key markets, demand for our services and industry trends; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of our operations, including operating margins, revenues, capital expenditures, and the future growth and retention of our major customers and subscriber base; (2) our ability to maintain favorable roaming arrangements, receive roaming traffic and satisfy the needs and demands of our major wireless customers; (3) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes in the telecommunications industry; (4) government regulation of our businesses, which may impact our FCC and other telecommunications licenses; (5) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (6) economic, political and other risks and opportunities facing our operations, including those resulting from the pandemic; (7) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (8) our ability to successfully complete our pending acquisition of Alaska Communications and recognize the expected benefits of such acquisition; (9) our ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (10) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage for these assets; (11) increased competition; (12) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (13) our continued access to capital and credit markets; (14) the impact of our investments and acquisitions; and (15) the risk of currency fluctuation for those markets in which we operate. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021, and the other reports we file from time to time with the SEC. The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$91,259	$103,925
Restricted cash	1,072	1,072
Accounts receivable, net of allowances for credit losses of $13.0 million and $12.1 million, respectively	41,600	44,152
Customer receivable	2,365	1,227
Inventory, materials and supplies	6,185	5,504
Prepayments and other current assets	52,796	49,450
Assets held for sale	—	34,735
Total current assets	195,277	240,065
Fixed Assets:
Property, plant and equipment	1,264,279	1,252,780
Less accumulated depreciation	(736,208)	(716,318)
Net fixed assets	528,071	536,462
Telecommunication licenses, net	114,083	114,083
Goodwill	60,690	60,691
Customer relationships, net	5,560	5,913
Operating lease right-of-use assets	61,762	63,235
Customer receivable - long term	21,056	9,614
Other assets	71,223	53,648
Total assets	$1,057,722	$1,083,711
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3,750	$3,750
Current portion of Customer receivable credit facility	1,101	—
Accounts payable and accrued liabilities	74,529	96,205
Dividends payable	2,708	2,703
Accrued taxes	8,495	7,501
Current portion of lease liabilities	12,446	12,371
Advance payments and deposits	24,727	24,681
Liabilities held for sale	—	717
Total current liabilities	127,756	147,928
Deferred income taxes	8,171	10,675
Lease liabilities, excluding current portion	50,902	51,082
Other liabilities	50,738	50,617
Customer receivable credit facility, net of current portion	9,713	—
Long-term debt, excluding current portion	68,173	69,073
Total liabilities	315,453	329,375
Commitments and contingencies (Note 14)
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,449,541 and 17,383,898 shares issued, respectively, 15,920,141 and 15,898,477 shares outstanding, respectively	172	172
Treasury stock, at cost; 1,529,400 and 1,485,421 shares, respectively	(61,677)	(59,456)
Additional paid-in capital	186,930	187,754
Retained earnings	516,897	516,901
Accumulated other comprehensive income	269	278
Total ATN International, Inc. stockholders’ equity	642,591	645,649
Non-controlling interests	99,678	108,687
Total equity	742,269	754,336
Total liabilities and equity	$1,057,722	$1,083,711

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended March 31,
	2021	2020
REVENUE:
Communication services	$110,636	$107,904
Other	13,874	3,001
Total revenue	124,510	110,905
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of services	49,507	46,602
Cost of construction revenue	12,606	—
Selling, general and administrative	37,693	34,427
Transaction-related charges	730	44
Depreciation and amortization	20,508	22,518
Loss on disposition of long-lived assets	117	15
Total operating expenses	121,161	103,606
Income from operations	3,349	7,299
OTHER INCOME (EXPENSE)
Interest income	(6)	243
Interest expense	(1,147)	(1,156)
Other income (expense)	2,375	(2,901)
Other income (expense), net	1,222	(3,814)
INCOME BEFORE INCOME TAXES	4,571	3,485
Income tax provisions	295	1,109
NET INCOME	4,276	2,376
Net income attributable to non-controlling interests, net of tax expense of $0.1 million and $0.3 million, respectively.	(1,570)	(3,390)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$2,706	$(1,014)
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$0.17	$(0.06)
Diluted	$0.17	$(0.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,902	16,001
Diluted	15,952	16,001
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.17	$0.17

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

(In Thousands)

	Three months ended March 31,
	2021	2020
Net income	$4,276	$2,376
Other comprehensive income (loss):
Foreign currency translation adjustment	(40)	(4,425)
Unrealized gain (loss) on derivatives	31	(177)
Other comprehensive income (loss), net of tax	(9)	(4,602)
Comprehensive income	4,267	(2,226)
Less: Comprehensive income attributable to non-controlling interests	(1,570)	(3,390)
Comprehensive income (loss) attributable to ATN International, Inc.	$2,697	$(5,616)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In Thousands, Except Per Share Data)

					Accumulated	Total
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2020	$172	$(59,456)	$187,754	$516,901	$278	$645,649	$108,687	$754,336
Purchase of 43,978 shares of common stock	—	(2,221)	—	—	—	(2,221)	—	(2,221)
Stock-based compensation	—	—	1,262	—	—	1,262	74	1,336
Dividends declared on common stock ($0.17 per common share)	—	—	—	(2,710)	—	(2,710)	—	(2,710)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,530)	(1,530)
Repurchase of non-controlling interests	—	—	(2,086)	—	—	(2,086)	(9,123)	(11,209)
Comprehensive income:
Net income	—	—	—	2,706	—	2,706	1,570	4,276
Other comprehensive loss	—	—	—	—	(9)	(9)	—	(9)
Total comprehensive income	—	—	—	—	—	2,697	1,570	4,267
Balance, March 31, 2021	$172	$(61,677)	$186,930	$516,897	$269	$642,591	$99,678	$742,269

Balance, December 31, 2019	$172	$(51,129)	$188,471	$541,890	$(3,282)	$676,122	$129,961	$806,083
Issuance of 62,892 shares of common stock upon exercise of stock options	—	(3,229)	—	—	—	(3,229)	—	(3,229)
Stock-based compensation	—	—	1,196	—	—	1,196	(36)	1,160
Dividends declared on common stock ($0.17 per common share)	—	—	—	(2,715)	—	(2,715)	—	(2,715)
Distributions to non-controlling interests	—	—	—	—	—	—	(4,220)	(4,220)
Repurchase of non-controlling interests	—	—	—	—	—	—	(1,774)	(1,774)
Comprehensive income (loss):
Net income (loss)	—	—	—	(1,014)	—	(1,014)	3,390	2,376
Other comprehensive income	—	—	—	—	(4,602)	(4,602)	—	(4,602)
Total comprehensive income (loss)	—	—	—	—	—	(5,616)	3,390	(2,226)
Balance, March 31, 2020	$172	$(54,358)	$189,667	$538,161	$(7,884)	$665,758	$127,321	$793,079

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$4,276	$2,376
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	20,508	22,518
Provision for doubtful accounts	1,122	1,260
Amortization of debt discount and debt issuance costs	168	126
Stock-based compensation	1,336	1,160
Deferred income taxes	(2,504)	(1,135)
(Gain) loss on equity investments	(2,188)	1,775
Loss on disposition of long-lived assets	117	15
Unrealized (gain) loss on foreign currency	(81)	739
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	1,430	(10,887)
Customer receivable	(12,579)	—
Materials and supplies, prepayments, and other current assets	(253)	431
Prepaid income taxes	—	399
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(7,648)	(4,055)
Accrued taxes	1,810	355
Other assets	(242)	298
Other liabilities	51	84
Net cash provided by operating activities	5,323	15,459
Cash flows from investing activities:
Capital expenditures	(19,495)	(14,061)
Reimbursable capital expenditures	(6,185)	—
Receipt of government grants	3,292	—
Divestiture of businesses, net of transferred cash of $0.9 million	18,597	—
Purchases of strategic investments	(4,155)	(2,768)
Net cash used in investing activities	(7,946)	(16,829)
Cash flows from financing activities:
Dividends paid on common stock	(2,703)	(2,721)
Distributions to non-controlling interests	(3,530)	(4,220)
Payment of debt issuance costs	53	(1,010)
Principal repayments of term loan	(938)	(938)
Purchases of common stock – stock-based compensation	(1,677)	(1,625)
Purchases of common stock – share repurchase plan	(540)	(1,600)
Repurchases of non-controlling interests	(11,522)	(1,774)
Customer receivable credit facility borrowing	10,814	—
Net cash used in financing activities	(10,043)	(13,888)
Effect of foreign currency exchange rates on cash and cash equivalents	—	(115)
Net change in cash, cash equivalents, and restricted cash	(12,666)	(15,373)
Total cash, cash equivalents, and restricted cash, beginning of period	104,997	162,358
Total cash, cash equivalents, and restricted cash, end of period	$92,331	$146,985
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$10,075	$8,393

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

At the holding company level, the Company oversees the allocation of capital within and among its subsidiaries, affiliates, new investments, and stockholders. The Company also has developed significant operational expertise and resources that it uses to augment the capabilities of its individual operating subsidiaries. Over the past ten years, the Company has built a platform of resources and expertise to support its operating subsidiaries and to improve their quality of service, and customer acquisition, retention, and satisfaction while maintaining optimal operating efficiencies. The Company has a number of shared service functions, including billing, network and engineering and customer service, and the parent company also employs personnel with specialized skills that provide greater economies of scale and expertise than would typically be available at the operating subsidiary level.

The Company was incorporated in Delaware in 1987, began trading publicly in 1991 and spun off more than half of its operations to stockholders in 1998. The Company actively evaluates potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, and generally looks for those that it believes have the potential for generating steady excess cash flows over extended periods of time. In addition, the Company considers non-controlling investments in earlier stage businesses that it considers strategically relevant, and which may offer long-term growth potential for us, either individually, or as research and development businesses that can support the Company’s operating subsidiaries in new technology, product, and service development and offerings. The Company has used the cash generated from its established operating units, and any asset sales, to re-invest in its existing businesses, to make strategic investments in additional businesses, and to return cash to the Company’s investors. The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Notes 1 and 14 to the Consolidated Financial Statements included in this Report.

Through March 31, 2021, the Company had identified three operating segments to manage and review its operations and to facilitate investor presentations of its results. These three operating segments are as follows:

●	International Telecom. Businesses contained in the Company’s international telecom segment offer a mix of fixed data, internet and voice services (“Fixed”) as well as retail mobility (“Mobility”) services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands. The Company offers fixed video services in Bermuda, the Cayman Islands, and the US Virgin Islands and managed information technology services (“Managed Services”) to enterprise customers in all its markets. The Company also offers services to other telecom providers (“Carrier Services”), such as international long-distance, transport and access services, and roaming from such telecom providers’ customers traveling in its network service areas.

●	US Telecom. In the United States, primarily in the Southwest, the Company offers Carrier Services, including wholesale roaming services, the leasing of critical network infrastructure such as towers and transport facilities, and site maintenance. The Company also provides Fixed, Mobility, and Managed

Services to its retail and enterprise customers, and private network services to enterprise customers, municipalities and other service providers.

●	Renewable Energy. In India, the Company provided distributed generation solar power to commercial and industrial customers through January 27, 2021. See Sale of Renewable Energy Operations for further details

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served during the three months ended March 31, 2021:

Segment	Services	Markets	Tradenames
International Telecom	Mobility	Bermuda, Guyana, US Virgin Islands	One, GTT+, Viya
	Fixed	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT+, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	One, GTT+, Viya
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT+, Viya
US Telecom	Mobility	United States (rural markets)	Choice, Choice NTUA Wireless, Geoverse
	Fixed	United States	Commnet, Choice, Choice NTUA Wireless, Deploycom
	Carrier Services	United States	Commnet, Essextel
	Managed Services	United States	Choice
Renewable Energy (1)	Solar	India	Vibrant Energy

(1)	See Sale of Renewable Energy Operations for further details.

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

COVID-19

The Company is continuing to monitor and assess the effects of the ongoing COVID-19 pandemic on its commercial operations, the safety of its employees and their families, its sales force and customers and any potential impact on the Company’s revenue in 2021.

The preparation of the condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, judgments and methodologies. The Company assessed certain accounting matters and estimates that generally require consideration of forecasted financial information in context with the information and estimates reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses, the carrying value of the Company’s goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. The Company assessed the impacts of COVID-19 on its consolidated financial statements as of and for the three months ended March 31, 2021, in particular the impacts on lines of revenues, operating expenses as well as the deferral and savings on other operating expenses and capital expenditures. During the three months ended March 31, 2021, while the Company’s International Telecom segment experienced strengthened demand for both its Mobility and Fixed services, its Carrier Services revenue declined as a result of a reduction in roaming revenue due to pandemic-related travel and stay-at-home restrictions in these markets as compared to the same period in 2020. Such restrictions also resulted in decreased Mobility and Carrier Services revenues within the Company’s US Telecom segment during the three months ended March 31, 2021 as compared to the same period of 2020. However, in response to certain anticipated impacts, the Company was able to implement operating expense savings during 2020 and the first quarter of 2021, particularly with respect to the Company’s International Telecom segment, that when coupled with Company-wide travel expense savings and capital expenditure deferrals, acted to offset much of the revenue loss or additional credit loss allowances caused by anticipated customer non-payment activity in the year. As a result, the Company’s assessment did not indicate that there was a material impact to the Company’s consolidated financial statements as of and for the three months ended March 31, 2021. However, the Company’s future assessments of the impacts of COVID-19 for the remainder of 2021 or the Company’s ability to realize continued operational expense savings, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods. For example, the local economies of many of the Company’s Caribbean markets are tourism-dependent and the decline in global travel activity resulting from COVID-19 may continue to impact the Company’s revenue and cash flows for certain services in these markets as the Company’s retail and enterprise customers may be unable to pay for services, and the Company’s international roaming revenue may decline. Apart from government issued travel restrictions, we currently cannot assess how COVID-19 may influence our subscribers’ procurement behavior for our services or how that behavior will impact our revenues in the foreseeable future.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for the periods described therein. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

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

Presentation of Operating Expenses

Effective January 1, 2021, the Company changed its presentation of operating expenses in the Condensed Consolidated Statement of Operations by combining the previously disclosed Termination and Access Fees with Engineering and Operations as the newly represented Cost of Services. In addition, the previously disclosed Sales, Marketing and Customer Service expenses are now combined with the previously disclosed General and Administrative expenses within the newly represented Selling, general and administrative expenses. The change in presentation was made to better align the Company’s results with industry standards.  Cost of construction services continues to be broken out separately and all depreciation and amortization continues to be shown separately.

Recent Accounting Pronouncements

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

On December 18, 2019, the FASB issued new guidance that simplifies the accounting for income taxes. Amendments include the removal of certain exceptions to the general principles of ASC 740, Income taxes. The Company adopted this guidance in 2021 using a prospective method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements; however, the impact in future periods will be dependent on the extent of future events and circumstances.

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

In July 2019, August 2020 and May 2021, the Company entered into a Network Build and Maintenance Agreement (the “FirstNet Agreement”) with AT&T Mobility, LLC (“AT&T”) and the First and Second Amendments to the FirstNet Agreement, respectively (the “FirstNet Transaction”). In connection with the FirstNet Transaction, the Company will build a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) as well as a commercial wireless network in or near the Company’s current operating area in the Southwestern United States. The FirstNet Transaction includes construction and service performance obligations. The Company allocated the transaction price of the FirstNet Agreement to each performance obligation based on the relative standalone selling price of each performance obligation in the contract. The standalone selling price is the estimated price the Company would charge for the good or service in a separate transaction with similar customers in similar circumstances. The current portion receivables under this agreement are recorded in Customer receivable and the long-term portion is recorded in Customer receivable long-term on the Company’s balance sheet.

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

Contract assets and liabilities consisted of the following (amounts in thousands)

	March 31, 2021	December 31, 2020	$ Change	% Change
Contract asset – current	$3,044	$2,478	$566	23%
Contract asset – noncurrent	1,141	910	231	25%
Contract liability – current	(17,159)	(18,544)	1,385	7%
Contract liability – noncurrent	(2,255)	(2,193)	(62)	(3)%
Net contract liability	$(15,229)	$(17,349)	$2,120	12%

The contract asset – current is included in prepayments and other current assets and the contract asset – noncurrent is included in other assets on the Company’s balance sheet. The contract liability – current is included in advance payments and deposits and the contract liability – noncurrent is included in other liabilities on the Company’s balance sheet. The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and the FirstNet Transaction. During the three months ended March 31, 2021, the Company recognized revenue of $15.1 million related to its December 31, 2020 contract liability and amortized $0.7 million of the December 31, 2020 contract asset into revenue. The Company did not recognize any revenue in the three months ended March 31, 2021 related to performance obligations that were satisfied or partially satisfied in previous periods.

Contract Acquisition Costs

The March 31, 2021 balance sheet includes current contract acquisition costs of $1.7 million in prepayments and other current assets and long term contract acquisition costs of $1.5 million in other assets. During the three months ended March 31, 2021, the Company amortized $0.6 million of contract acquisition cost.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear retail wireless contracts, which include a promotional discount, and the Company’s construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $273 million and $299 million at March 31, 2021 and December 31, 2020, respectively. The Company expects to satisfy approximately 60% of the remaining performance obligations and recognize the transaction price within 24 months and the remainder thereafter.

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

The standard impacted the Company’s calculation of credit losses from trade receivables. Historically, the Company recorded credit losses subsequent to the initial revenue transaction. After adoption of ASU 2016-13, the Company will record an estimate of future credit losses in conjunction with the revenue transaction based on the information available including historical experience and management’s expectations of future conditions. Those estimates will be updated as additional information becomes available. Our allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics. There was no significant impact to the Company’s operating results due to the adoption of this standard.

At March 31, 2021, the Company had gross accounts receivable of $78.0 million and an allowance for credit losses of $13.0 million. The receivable under the FirstNet Agreement totaled $23.4 million of which $2.4 million was current and $21.0 million was long-term. At December 31, 2020, the Company had gross accounts receivable of $67.1 million and an allowance for credit losses of $12.1 million. The receivable under the FirstNet Agreement totaled $10.8 million of which $1.2 million was current and $9.6 million was long-term. The Company monitors receivables through the use of historical operating data adjusted for expectation of future performance as appropriate. Activity in the allowance for credit losses is below:

	Three months ended March 31, 2021	Three months ended March 31, 2020

Balance at beginning of period	$12,121	$12,724
Current period provision for expected losses	1,122	1,260
Write-offs charged against the allowance	(354)	(1,525)
Recoveries collected	124	208
Balance at end of period	$13,013	$12,667

4. LEASES

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between 3 and 10 years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	March 31, 2021	March 31, 2020
Operating lease cost:
Operating lease cost	$4,225	$4,047
Short-term lease cost	408	543
Variable lease cost	1,065	803
Total operating lease cost	$5,698	$5,393

Finance lease cost:
Amortization of right-of-use asset	$574	$571
Variable costs	196	272
Total finance lease cost	$770	$843

During each of the three month periods ended March 31, 2021 and 2020, the Company paid $3.5 million for operating lease liabilities. During the three months ended March 31, 2021, the Company recorded $2.2 million of operating lease liabilities arising from ROU assets. During the three months ended March 31, 2020 the Company did not record any additional lease liabilities arising from ROU assets.

At March 31, 2021, finance leases with a cost of $26.5 million and accumulated amortization of $10.1 million were included in property, plant and equipment. During the three months ended March 31, 2021, the Company paid $0.1 million for finance lease liabilities and recorded $1.1 million of additional finance lease liabilities. At March 31, 2021, finance leases had a lease liability of $2.2 million, of which $0.4 million was current. At December 31, 2020, finance leases with a cost of $25.4 million and accumulated amortization of $9.5 million were included in property, plant and equipment

The weighted average remaining lease terms and discount rates as of March 31, 2021 and December 31, 2020 are noted in the table below:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	5.8 years	5.9 years
Financing leases	10.6 years	10.9 years

Weighted-average discount rate
Operating leases	4.9%	5.0%
Financing leases	4.2%	3.3%

Maturities of lease liabilities as of March 31, 2021 were as follows (in thousands):

	Operating Leases	Financing Leases
2021 (excluding the three months ended March 31, 2021)	$11,043	$377
2022	14,479	502
2023	12,086	502
2024	11,033	380
2025	8,133	281
Thereafter	13,638	522
Total lease payments	70,412	2,564
Less imputed interest	(9,619)	(339)
Total	$60,793	$2,225

Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

	Operating Leases	Financing Leases
2021	$14,877	$334
2022	14,202	333
2023	11,799	333
2024	10,633	211
2025	7,816	—
Thereafter	13,094	—
Total lease payments	72,421	1,211
Less imputed interest	(10,097)	(82)
Total	$62,324	$1,129

As of March 31, 2021, the Company did not have any material operating or finance leases that have not yet commenced.

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

6. DISPOSITIONS

Disposition of International Solar Business

On November 19, 2020, the Company entered into an agreement to sell 67% of the outstanding equity interests of its India solar operations that owns and operates distributed generation solar power projects under the Vibrant name in India, or the Vibrant Transaction. The Company will retain a 33% ownership interest in the India solar operations subsequent to the transaction. The sale agreement contains representations, warranties and covenants of the parties that are customary for transactions of this type. The sale was completed in January 2021. The post-sale results of the

Company’s ownership interest in Vibrant are recorded through the equity method of accounting within the Corporate and Other operating segment. As such, the Company’s consolidated financial statements will not include revenue and operating expenses from Vibrant, but instead, “other income (expense)” within the Corporate and Other operating segment will include its share of Vibrant’s profits or losses. The Company will continue to present the historical results of its Renewable Energy segment for comparative purposes.

The table below identifies the assets and liabilities transferred (in thousands):

Consideration Received	$35,218
Assets and liabilities disposed
Current assets	4,899
Property, plant and equipment	45,891
Other assets	439
Current liabilities	(759)
Net assets disposed	$50,470

Consideration less net assets disposed	(15,252)

Foreign currency losses reclassified from accumulated other comprehensive income	6,258

Loss on sale	21,510
Transaction costs	1,283
Loss on sale including transaction costs	$(22,793)

The Company reported a loss on sale of $21.5 million during the year ended December 31, 2020 and Vibrant’s assets and liabilities were reported as held for sale at December 31, 2020. The Company recorded transaction costs of $1.3 million on the Vibrant Transaction, of which $0.7 million was recorded during the year ended December 31, 2020 and $0.6 million was recorded during the three months ended March 31, 2021. The consideration received includes $19.5 million of cash, $3.9 million of receivables related to the amounts held in escrow and earn out consideration, and $11.8 million of an equity method investment in Vibrant. The Company is finalizing working capital adjustments and the purchase price escrow will be held in escrow for a period of twelve months after the closing to secure the Company’s indemnification obligations. The Company has 24 months after the close of the transaction to satisfy the conditions necessary to receive the earn out consideration.

The Vibrant Transaction does not qualify as discontinued operations because the disposition was not a strategic shift which will have a major effect on the Company’s operations, the historical results and financial position of the operations are presented within continuing operations.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are summarized as follows (in thousands):

	March 31, 2021
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$—	$380	$—	$380
Money market funds	2,955	—	—	2,955
Other investments	—	—	2,110	2,110
Interest rate swap	—	(126)	—	(126)
Total assets and liabilities measured at fair value	$2,955	$254	$2,110	$5,319

	December 31, 2020
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$—	$380	$—	$380
Money market funds	2,785	—	—	2,785
Other investments	—	—	13,357	13,357
Interest rate swap	—	(157)	—	(157)
Total assets and liabilities measured at fair value	$2,785	$223	$13,357	$16,365

During the three months ended March 31, 2021, other investments measured using Level 3 inputs decreased $11.2 million. The decrease was the result of transferring $11.0 million out of Level 3 due to the conversion of a convertible debt instrument. At December 31, 2020, the Company accounted for a convertible debt instrument at fair value. During the three months ended March 31, 2021, that instrument was converted to equity and the Company began accounting for the investment under the cost method of accounting. Refer to Other Investments below. Also, during the three months ended March 31, 2021, the fair value of the remaining Level 3 investments decreased $0.2 million due to $0.3 million of cash distributions and $0.1 million of income recognized in the other income line of the Company’s statement of operations.

Certificate of Deposit

As of March 31, 2021 and December 31, 2020 this asset class consisted of a time deposit at a financial institution denominated in US dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of March 31, 2021 and December 31, 2020, this asset class consisted of a money market portfolio that comprises Federal government and US Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Other Investments

In 2019, the Company made a $14.4 million investment in a renewable energy partnership. In 2020, the Company received an investment tax credit of $12.0 million from its investment and will receive future cash distributions from the partnership’s operations. The Company elected the deferral method to account for the credit and elected the fair value option to account for the equity investment. The Company’s investment had a fair value of $2.1 million at March 31, 2021, and $2.3 million at December 31, 2020. The asset is classified within Level 3 of the fair value hierarchy. The Company used the income approach to fair value the investment and the inputs consisted of a discount rate and future cash flows calculated based on the investment attributes.

Also in 2019, the Company made an investment in an early-stage venture through the acquisition of a convertible debt instrument. The instrument converted into equity during the first quarter of 2021. Upon conversion the Company will account for the investment under the cost method of accounting as the investment does not have a readily determinable fair value. Prior to conversion, the Company accounted for the investment under the fair value option using Level 3 inputs. During the three months ended March 31, 2021, the Company recorded a gain of $2.5 million on the conversion and invested an additional $3.0 million of cash, increasing its book value from $11.0 million at December 31, 2020 to $16.5 million at March 31, 2021.

The Company also holds investments in equity securities consisting of non-controlling investments in privately held companies. These investments, over which the Company does not have the ability to exercise significant influence, are without readily determinable fair values. The investments are measured at cost, less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. The carrying value of the investments was $1.3 million at March 31, 2021 and December 31, 2020, respectively. These investments are included with other assets on the consolidated balance sheets.

Equity Method Investments

In the first quarter of 2020, the Company increased its ownership in one investment of a privately held company to approximately 24% of the outstanding voting equity through an additional $2.8 million investment. With this investment the Company obtained the ability to exercise significant influence over the investee and began accounting for the investment under the equity method of accounting including the recording of its share of the investee’s earnings or losses. The carrying value of the investment was $17.3 million and $17.9 million at March 31, 2021 and December 31, 2020, respectively. The value decreased $0.6 million from the December 31, 2020 balance due to $0.4 million of the

Company’s share of investee losses, and currency losses of $0.2 million. The investment is included with other assets on the consolidated balance sheets.

In the first quarter of 2021, the Company began to account for its former India solar operations under the equity method of accounting. Subsequent to the close of the Vibrant Transaction in January 2021, the Company invested an additional $1.2 million into its operations and distributed $0.3 million to a minority investment partner. The book value of the investment was $12.7 million at March 31, 2021.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using Level 2 inputs.

The fair value of long-term debt and the customer receivable credit facility is estimated using Level 2 inputs. At March 31, 2021, the fair value of long-term debt and the customer receivable credit facility, including the current portion, was $83.1 million and its book value was $82.7 million. At December 31, 2020, the fair value of long-term debt, including the current portion, was $73.3 million and its book value was $72.8 million.

8. LONG-TERM DEBT

On April 10, 2019, the Company entered into the credit facility with CoBank, ACB and a syndicate of other lenders (the “2019 Credit Facility”).  The 2019 Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $16.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of March 31, 2021.  The 2019 Credit Facility matures on April 10, 2024.

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

 The 2019 Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Company’s investments in “unrestricted” subsidiaries and certain dividend payments to its stockholders are not limited unless the Total Net Leverage Ratio is equal to or greater than 1.75 to 1.0.   The Total Net Leverage Ratio is measured each fiscal quarter and is required to be less than or equal to 2.75 to 1.0.   In the event of a Qualifying Acquisition (as defined in the 2019 Credit Facility), the Total Net Leverage Ratio increases to 3.25 to 1.0 for the subsequent three fiscal quarters.

The 2019 Credit Facility also provides for the incurrence by the Company of incremental term loan facilities, when combined with increases to revolving loan commitments, in an aggregate amount not to exceed $200 million (the “Accordion”).  Amounts borrowed under the Accordion are also subject to proforma compliance with a net leverage ratio financial covenant.

As of March 31, 2021, the Company was in compliance with all of the financial covenants, had no outstanding borrowings and, net of the $16.0 million of outstanding performance letters of credit, had $184.0 million of availability under the 2019 Credit Facility.

FirstNet Receivables Credit Facility

On March 26, 2020, Commnet Finance, a wholly owned subsidiary of Commnet Wireless, entered into receivables credit facility with the Company, Commnet Wireless, and CoBank, ACB (the “Receivables Credit Facility”).

The Receivables Credit Facility provides for a senior secured delayed draw term loan in an aggregate principal amount of up to $75.0 million and the proceeds may be used to acquire certain receivables from Commnet Wireless.  The receivables to be financed and sold under the Receivables Credit Facility, which provide the loan security, relate to the obligations of AT&T under the FirstNet Agreement. The delayed draw period will expire on December 31, 2021.

The maturity date for each loan will be set by CoBank and will match the weighted average maturity of the certain receivables financed.

Interest on the loans accrues at a rate based on (i) LIBOR plus 2.50%, (ii) a base rate plus 1.50% or (iii) a fixed annual interest rate to be quoted by CoBank. If the Company selects a variable interest rate option, it is required to enter an interest rate swap fixing the interest rate.

The Receivables Credit Facility contains customary events of termination, representations and warranties, affirmative and negative covenants and events of default customary for facilities of this type.

As of March 31, 2021, the Company had $10.8 million outstanding, of which $1.1 million was current, and $64.2 million of availability under the Receivables Credit Facility. The Company capitalized $0.9 million of fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.8 million were unamortized at March 31, 2021.

Viya Debt

The Company, and certain of its subsidiaries, have entered into a $60.0 million loan agreement (the “Viya Debt”) with Rural Telephone Finance Cooperative (“RTFC”).  The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”).  This covenant is tested on an annual basis at the end of each fiscal year.  Interest is paid quarterly at a fixed rate of 4.0% per annum and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of the Company’s Viya subsidiaries and is guaranteed by the Company.   With RTFC’s consent, the Company funded the restoration of Viya’s network, following Hurricanes Irma and Maria in 2017, through an intercompany loan arrangement with a $75.0 million limit.  The Company was not in compliance with the Net Leverage Ratio covenant of the Viya Debt agreement for the year ending December 31, 2020 and received a waiver from the RTFC on February 25, 2021.

The Company paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the Viya Debt.  The fee was recorded as a reduction to the Viya Debt carrying amount and is being amortized over the life of the loan.

As of March 31, 2021, $60.0 million of the Viya Debt remained outstanding and $0.5 million of the rate lock fee was unamortized.

One Communications Debt

The Company has an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on May 22, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% per annum paid quarterly.

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

As a condition of the One Communications Debt, the Company was required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, the Company entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of March 31, 2021, the swap had an unamortized notional amount of $7.1 million.

The Company capitalized $0.3 million of fees associated with the One Communications Debt which are being amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of March 31, 2021, $12.5 million of the One Communications Debt was outstanding and $0.1 million of the capitalized fees remained unamortized.

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

During each of the three month periods ended March 31, 2021 and 2020, the Company recorded $4.1 million of revenue from the High Cost Program in its International Telecom segment for its US Virgin Islands operations under the “Viya” name. In 2018, the FCC initiated a proceeding to reform the High Cost Program in the US Virgin Islands and Puerto Rico in which it proposed to allocate USF funding of up to $18.7 million per year (inclusive of the $16.4 million per year currently allocated to Viya) for 10 years to supplant the $16.4 million that Viya currently receives per year. While Viya applied for Connect USVI Fund support allocated for the US Virgin Islands, on November 16, 2020, the FCC announced that Viya was not the recipient of the provisional award and that the FCC had provisionally accepted a bid of approximately $8.5 million per year for a term of 10 years. Viya has challenged this decision and its challenge remains pending before the FCC. If Viya’s challenge is not granted, pursuant to the terms of the program, Viya’s USF support will be reduced, to two-thirds of the legacy total amount, or $10.9 million, during the first year following the finalization of the award and to one-third of the legacy total amount, or $5.5 million, during the second year. Thereafter, Viya will not receive High Cost Program support.

Also, during each of the three month periods ended March 31, 2021 and 2020, the Company recorded $0.3 million of High Cost Program revenue in its US Telecom segment. The Company is subject to certain operational, reporting and construction requirements as a result of this funding, and the Company believes that it is in compliance with all of these requirements.

In August 2018, the Company was awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction. Under this program, the Company is required to provide fixed broadband and voice services to certain eligible areas in the United States and is subject to operational and reporting requirements. The Company determined the award is a revenue grant, and as a result the Company will record the funding as revenue upon receipt. The Company recorded $1.9 million in each of the three-month periods ended March 31, 2021 and 2020 from the Connect America Fund Phase II program.

The Company also receives construction grants to build network connectivity for eligible communities.  The funding is used to reimburse construction costs and is distributed upon completion of a project.  As of December 31, 2020, the Company has been awarded approximately $16.8 million of such grants. The Company was awarded $6.5 million of additional grants in the three months ended March 31, 2021. The Company has completed its construction obligations on $10.2 million of these projects and $13.1 million of such construction obligations remain with completion deadlines beginning in June 2021. Once these projects are constructed, the Company is obligated to provide service to the participants. The Company receives funds upon construction completion. The Company received $1.3 million during the three months ended March 31, 2021. The Company expects to meet all requirements associated with these grants.

The Company also receives funding to provide discounted telecommunication services to eligible customers under the E-Rate Program, Lifeline Program, and Rural Health Care Support Program. During the three months ended March 31, 2021 and 2020, the Company recorded revenue of $2.1 million and $2.2 million, respectively, in the aggregate from these programs. The Company is subject to certain operational and reporting requirements under the above mentioned programs and it believes that it is in compliance with all of these requirements.

CARES Act

As of December 31, 2020, the Company had received $16.3 million of funding under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). During the three months ended March 31, 2021, the Company received an additional $2.4 million of funding. In total the Company received $18.7 of funding under this program. The funding was utilized to construct network infrastructure in the Company’s US Telecom segment. The construction was completed as of March 31, 2021 and $18.4 million of the funding was recorded as a reduction to property, plant and equipment and subsequent reduction to depreciation expense. The remaining $0.3 million was recorded as a reduction to operating expense in the three months ended March 31, 2021.

Tribal Bidding Credit

As part of the broadcast television spectrum incentive auction, the FCC implemented a tribal lands bidding credit to encourage deployment of wireless services utilizing 600 MHz spectrum on the lands of federally recognized tribes.  The Company received a bidding credit of $7.4 million under this program in 2018.  A portion of these funds will be used to offset network capital costs and a portion will be used to offset the costs of supporting the networks.  The Company’s current estimate is that it will use $6.1 million to offset capital costs, consequently reducing future depreciation expense and $1.3 million to offset the cost of supporting the network which will reduce future operating expense.  Through March 31, 2021, the Company has spent $6.1 million on capital expenditures and has recorded $0.3 million in offsets to the cost of supporting the network. The credits are subject to certain requirements, including deploying service by January 2021 and meeting minimum coverage metrics.  If the requirements are not met the funds may be subject to claw back provisions.  The Company believes it is in compliance with all applicable requirements related to these funds.

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

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended
	March 31, 2021		March 31, 2020
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$54	$35	$423	$32
Non-operating expense
Interest cost	572	41	879	45
Expected return on plan assets	(687)	—	(1,158)	—
Actuarial (gain)/ loss	—	—	(7)	(15)
Net periodic pension expense (benefit)	$(61)	$76	$137	$62

In the first quarter of 2020, the Company began the process of winding up one of its pension plans. At December 31, 2020 this plan had assets of $15.6 million and a projected benefit obligation of $15.6 million.

The Company was not required to make contributions to its pension plans during the three months ended March 31, 2021 and 2020. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions to its pension plans during the three months ended March 31, 2021 and 2020.

11. INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 6.5% and 31.8%, respectively.

The effective tax rate for the three months ended March 31, 2021 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates and (ii) a discrete expense of $0.5 million for interest on unrecognized tax positions.

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

12. NET INCOME (LOSS) PER SHARE

For each of the three months ended March 31, 2021 and 2020, the calculations of basic and diluted weighted average shares of common stock outstanding do not include 5,000 shares relating to stock options as the effects of those options were anti-dilutive.

13. SEGMENT REPORTING

The Company has the following three reportable and operating segments: i) International Telecom, ii) US Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended March 31, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$21,821	$2,860	$—	$—	$24,681
Fixed	58,748	6,370	—	—	65,118
Carrier Services	1,883	18,736	—	—	20,619
Other	218	—	—	—	218
Total Communication Services Revenue	82,670	27,966	—	—	110,636
Other
Renewable Energy	—	—	418	—	418
Managed Services	1,150	—	—	—	1,150
Construction	—	12,306	—	—	12,306
Total Other Revenue	1,150	12,306	418	—	13,874
Total Revenue	83,820	40,272	418	—	124,510
Depreciation and amortization	13,826	5,193	188	1,301	20,508
Non-cash stock-based compensation	37	15	22	1,262	1,336
Operating income (loss)	13,116	(534)	(662)	(8,571)	3,349

For the Three Months Ended March 31, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$20,230	$2,403	$—	$—	$22,633
Fixed	57,741	4,825	—	—	62,566
Carrier Services	2,298	20,071	—	—	22,369
Other	336	—	—	—	336
Total Communication Services Revenue	80,605	27,299	—	—	107,904
Other
Renewable Energy	—	—	1,322	—	1,322
Managed Services	1,679	—	—		1,679
Total Other Revenue	1,679	—	1,322	—	3,001
Total Revenue	82,284	27,299	1,322	—	110,905
Depreciation and amortization	14,315	5,886	614	1,703	22,518
Non-cash stock-based compensation	(37)	—	—	1,197	1,160
Operating income (loss)	13,477	2,193	(456)	(7,915)	7,299

(1)	Corporate and Other items refer to corporate overhead costs and consolidating adjustments

Selected balance sheet data for each of the Company’s segments as of March 31, 2021 and December 31, 2020 consists of the following (in thousands):

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
March 31, 2021
Cash, Cash equivalents, and Investments	$40,505	$29,389	$5,822	$15,543	$91,259
Total current assets	100,470	67,739	9,716	17,352	195,277
Fixed assets, net	448,690	67,829	—	11,552	528,071
Goodwill	25,421	35,269	—	—	60,690
Total assets	634,344	302,966	22,369	98,043	1,057,722
Total current liabilities	77,100	33,216	356	17,084	127,756
Total debt	71,923	10,814	—	—	82,737
December 31, 2020
Cash, Cash equivalents, and Investments	$45,848	$26,921	$4,311	$26,845	$103,925
Total current assets	107,315	65,806	39,057	27,887	240,065
Fixed assets, net	449,888	73,717	—	12,857	536,462
Goodwill	25,421	35,270	—	—	60,691
Total assets	642,834	265,797	39,045	136,035	1,083,711
Total current liabilities	80,875	43,200	1,038	22,815	147,928
Total debt	72,823	—	—	—	72,823

	Capital Expenditures

	International	US	Renewable	Corporate and
Three months ended March 31,	Telecom	Telecom	Energy	Other (1)	Consolidated
2021	$10,506	$14,939	$—	$235	$25,680
2020	10,465	1,972	720	904	14,061

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

On October 23, 2020, the Government of Guyana also brought into effect new telecommunications regulations called for by the telecommunications legislation. The regulations include new requirements for the market as a whole, which impose costly additional regulatory fees and impact the Company’s operations, administrative reporting and services. There can be no assurance that these regulations will be effectively implemented, or that they will be administered in a fair and transparent manner.

Historically, GTT has been subject to other long-standing litigation proceedings and disputes in Guyana that have not yet been resolved. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GTT agreed to with the Government of Guyana. GTT has objected to the NFMU’s proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government’s prior agreement. In 2011, GTT paid the NFMU $2.6 million representing payments in full for 2008, 2009 and 2010. However, by letter dated November 23, 2011, the NFMU stated that it did not concur with GTT’s inference that the amount was payment in full for the specified years as it was NFMU’s continued opinion that the final calculation for spectrum fees was not agreed upon and was still an outstanding issue. By further letter dated November 24, 2011, the NFMU further rejected a proposal that was previously submitted jointly by GTT and another communications provider that outlined a recommended methodology for the calculation of these fees. The NFMU stated that it would prepare its own recommendation for consideration by the Minister of Telecommunications, who would decide the matter. GTT has paid undisputed spectrum fees according to the methodology used for its 2011 payments, and has reserved amounts payable according to this methodology. There have been limited further discussions on this subject and GTT has not been given the opportunity to review recommendations made by the NFMU to the Minister on spectrum fee methodology, if any.

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

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. The Company maintains that any liability GTT might be found to have with respect to the disputed tax assessments, totaling $44.1 million, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods. The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of March 31, 2021 for these matters.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021, (the “2020 Annual Report on Form 10-K”), and in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

At the holding company level, we oversee the allocation of capital within and among our subsidiaries, affiliates, new investments, and stockholders. We also have developed significant operational expertise and resources that we use to augment the capabilities of our individual operating subsidiaries. Over the past 10 years, we have built a platform of resources and expertise to support our operating subsidiaries and to improve their quality of service, and customer acquisition, retention, and satisfaction while maintaining optimal operating efficiencies. We have a number of shared service functions, including billing, network and engineering and customer service, and the parent company also employs personnel with specialized skills that provide greater economies of scale and expertise than would typically be available at the operating subsidiary level.

We were incorporated in Delaware in 1987, began trading publicly in 1991 and spun off more than half of our operations to stockholders in 1998. We actively evaluate potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, and generally we look for those that we believe have the potential for generating steady excess cash flows over extended periods of time. In addition, we consider non-controlling investments in earlier stage businesses that we consider strategically relevant, and which may offer long-term growth potential for us, either individually, or as research and development businesses that can support our operating subsidiaries in new technology, product, and service development and offerings. We have used the cash generated from our established operating units, and any asset sales, to re-invest in our existing businesses, to make strategic investments in additional businesses, and to return cash to our investors. We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. For further information about our financial segments and geographical information about our operating revenues and assets, see Notes 1 and 13 to the Consolidated Financial Statements included in this Report.

Through March 31, 2021, we had identified three operating segments to manage and review our operations and to facilitate investor presentations of our results. These three operating segments are as follows:

●	International Telecom. Businesses contained in our international telecom segment offer a mix of fixed data, internet and voice services (“Fixed”) as well as retail mobility (“Mobility”) services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands. We offer fixed video services in Bermuda, the Cayman Islands, and the US Virgin Islands and managed information technology services (“Managed Services”) to enterprise customers in all our markets. We also offer services to other telecom providers (“Carrier Services”), such as international long-distance, transport and access services, and roaming from such telecom providers’ customers traveling in our network service areas.

●	US Telecom. In the United States, primarily in the Southwest, we offer Carrier Services, including wholesale roaming services, the leasing of critical network infrastructure such as towers and transport facilities, and site maintenance. We also provide Fixed, Mobility, and Managed Services to our retail and enterprise customers, and private network services to enterprise customers, municipalities and other service providers

●	Renewable Energy. In India, we provided distributed generation solar power to commercial and industrial customers through January 27, 2021. See Sale of Renewable Energy Operations for further details.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of March 31, 2021:

Segment	Services	Markets	Tradenames
International Telecom	Mobility	Bermuda, Guyana, US Virgin Islands	One, GTT+, Viya
	Fixed	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT+, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	One, GTT+, Viya
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT+, Viya
US Telecom	Mobility	United States (rural markets)	Choice, Choice NTUA Wireless, Geoverse
	Fixed	United States	Commnet, Choice, Choice NTUA Wireless, Deploycom
	Carrier Services	United States	Commnet, Essextel
	Managed Services	United States	Choice
Renewable Energy (1)	Solar	India	Vibrant Energy

(1)	See Sale of Renewable Energy Operations for further details.

We actively evaluate potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, that meet our return on investment and other criteria. In addition, we consider non-controlling investments in earlier stage businesses that we consider strategically relevant, and which may offer long-term growth potential for us, either individually, or as research and development businesses that can support our operating subsidiaries in new product and service development and offerings. We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their revenues, which is eliminated in consolidation. For further information about our financial segments and geographical information about our operating revenues and assets see Notes 1 and 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

COVID-19

We are continuing to monitor and assess the effects of the ongoing COVID-19 pandemic on our commercial operations, the safety of our employees and their families, our sales force and customers and any potential impact on our revenue in 2021.

The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, judgments and methodologies. We assessed certain accounting matters and estimates that generally require consideration of forecasted financial information in context with the information and estimates reasonably available to us and the unknown future impacts COVID-19 as of March 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. We assessed the impacts of COVID-19 on our consolidated financial statements as of and for the three months ended March 31, 2021, in particular the impacts on lines of revenues, operating expenses as well as the deferral and savings on other operating expenses and capital expenditures. During the three months ended March 31, 2021, while our International Telecom segment experienced strengthened demand for both its Mobility and Fixed services, its Carrier Services revenue declined as a result of a reduction in roaming revenue due to pandemic-related travel and stay-at-home restrictions as compared to 2019. Such restrictions also resulted in decreased Mobility and Carrier Services revenues within our US Telecom segment during the three months ended March 31, 2021 as compared to the same period of 2020. However, in response to certain anticipated impacts, we were able to implement operating expense savings during 2020 and the first quarter of 2021, particularly with respect to our International Telecom segment, that when coupled with Company-wide travel expense savings and capital expenditure deferrals, acted to offset much of the revenue loss or additional credit loss allowances caused by anticipated customer non-payment activity in the year. As a result, our assessment did not indicate that there was a material impact to our consolidated financial statements as of and for the three months ended March 31, 2021. However, our future assessments of the impacts of COVID-19 for the remainder of 2021 or our ability to realize continued operational expense savings, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods. For example, the local economies of many of our Caribbean markets are tourism-dependent and the decline in global travel activity resulting from COVID-19 may continue to impact our revenue and cash flows for certain services in these markets as our retail and enterprise customers may be unable to pay for services, and our international roaming revenue may decline as compared to last year. Apart from government issued travel restrictions, we currently cannot assess how COVID-19 may influence our subscribers’ procurement behavior for our services or how that behavior will impact our revenues in the foreseeable future.

Pending Acquisition of Alaska Communications System Group, Inc.

On December 31, 2020, we announced that we entered into an Agreement and Plan of Merger (the “Alaska Merger Agreement”) with Freedom 3 Capital, LLC (“Freedom3”) to acquire all of the shares of Alaska Communications Systems Group, Inc. (“Alaska Communications”), a publicly listed company (Nasdaq:ALSK) for approximately $340 million, including the assumption of debt (the “Alaska Transaction”). Following the closing of the Alaska Transaction, we will, through our subsidiaries, own and control approximately 51% of Alaska Communications and Freedom3, through its affiliates, will own the remaining 49%. In February 2021, the required waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976 expired. In March 2021, the stockholders of Alaska Communications approved the Alaska Merger Agreement. However, the Alaska Transaction remains subject to customary closing terms and conditions including (i) the absence of certain legal impediments and (ii) obtaining the necessary consents from the Federal Communications Commissions (“FCC”) and the Regulatory Commission of Alaska.

Sale of Renewable Energy Operations

In January 2021, we completed the sale of 67% of the outstanding equity in our business that owns and operates distributed generation solar power projects operated under the Vibrant name in India (the “Vibrant Transaction”). The post-sale results of our ownership interest in Vibrant will be recorded through the equity method of accounting within the Corporate and Other operating segment. As such, our consolidated financial statements will no longer include revenue and operating expenses from Vibrant, but instead, “other income (expense)” within the Corporate and Other operating segment will include our 33% share of Vibrant’s profits or losses. We will continue to present the historical results of our Renewable Energy segment for comparative purposes.

The operations of Vibrant did not qualify as discontinued operations because the disposition did not represent a strategic shift that had a major effect on our operations and financial results.

FirstNet Agreement

In July 2019, August 2020 and May 2021, we entered into a Network Build and Maintenance Agreement (the “FirstNet Agreement”) with AT&T Mobility, LLC (“AT&T”) and the First and Second Amendments to the FirstNet Agreement, respectively (the “FirstNet Transaction”). In connection with the FirstNet Transaction, we will build a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) as well as a commercial wireless network in or near our current operating area in the Southwestern United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time. We expect to recognize construction revenue of approximately $80 million to $85 million through 2022 that will be mainly offset by construction costs as sites are completed. Revenues from construction are expected to have minimal impact on operating income. The network build portion of the FirstNet Agreement has continued during the COVID-19 pandemic but the overall timing of the build schedule has been delayed. Subject to ongoing delays caused by COVID-19 related restrictions, we currently expect construction revenues to continue into the first half of 2022.

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

AT&T will continue to use our wholesale domestic Mobility network for roaming services at a fixed rate per site during the construction period until such time as the cell site is transferred to AT&T.  Thereafter, revenue from the maintenance, leasing and transport services provided to AT&T is expected to generally offset revenue from wholesale Mobility roaming services.  We are currently receiving revenue from the FirstNet Transaction and expect overall operating income contributions from the FirstNet Transaction to have a relatively steady impact going forward.

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

During each the three month periods ended March 31, 2021 and 2020, we recorded $4.1 million of revenue from the High Cost Program in our International Telecom segment for our US Virgin Islands operations under the “Viya” name. In 2018, the FCC initiated a proceeding to reform the High Cost Program in the US Virgin Islands and Puerto Rico in which it proposed to allocate USF funding of up to $18.7 million per year (inclusive of the $16.4 million per year currently allocated to Viya) for 10 years to supplant the $16.4 million that Viya currently receives per year. While Viya applied for Connect USVI Fund support allocated for the US Virgin Islands, on November 16, 2020, the FCC announced that Viya was not the recipient of the provisional award and that the FCC had provisionally accepted a bid of approximately $8.5 million per year for a term of 10 years. Viya has challenged this decision and its challenge remains pending before the FCC. If Viya’s challenge is not granted, pursuant to the terms of the program, Viya’s USF support will be reduced, to two-thirds of the legacy total amount, or $10.9 million, during the first year following the finalization of the award and to one-third of the legacy total amount, or $5.5 million, during the second year. Thereafter, Viya will not receive High Cost Program support.

Also, during each of the three month periods ended March 31, 2021 and 2020, we recorded $0.3 million of High Cost Program revenue in our US Telecom segment. We are subject to certain operational, reporting and construction requirements as a result of this funding, and we believe that we are in compliance with all of these requirements.

In August 2018, we are awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction. We are required to provide fixed broadband and voice services to certain eligible areas in the United States. We are subject to operational and reporting requirements under the program and we expect to incur additional capital expenditures to comply with these requirements. We determined the award is a revenue grant, and as a result we will record the funding as revenue upon receipt. During each of the three month periods ended March 31, 2021 and 2020, we recorded $1.9 million of revenue from the Connect America Fund Phase II program.

We also receive construction grants to build network connectivity for eligible communities.  The funding is used to reimburse construction costs and is distributed upon completion of a project.  As of December 31, 2020, we have been awarded approximately $16.8 million of such grants. We were awarded $6.5 million of additional grants in 2021. We have completed construction obligations on $10.2 million of these projects and $13.1 million of such construction obligations remain with completion deadlines beginning in June 2021. Once these projects are constructed, we are obligated to provide service to the participants. We receive funds upon construction completion. We received $1.3 million during the three months ended March 31, 2021. We expect to meet all requirements associated with these grants.

We also receive funding to provide discounted telecommunication services to eligible customers under the E-Rate Program, Lifeline Program, and Rural Health Care Support Program. During the three months ended March 31, 2021 and 2020, we recorded revenue of $2.1 million and $2.2 million, respectively, in the aggregate from these programs. We are subject to certain operational and reporting requirements under the above mentioned programs and we believe that we are in compliance with all of these requirements.

CARES Act

As of December 31, 2020, we had received $16.3 million of funding under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). During the three months ended March 31, 2021, we received an additional $2.4 million of funding. In total we received $18.7 of funding under this program. The funding was utilized to construct network infrastructure in our US Telecom segment. The construction was complete as of March 31, 2021 and $18.4 million of the funding was recorded as a reduction to property, plant and equipment and a subsequent reduction to depreciation expense. The remaining $0.3 million was recorded as a reduction to operating expense in the three months ended March 31, 2021.

Tribal Bidding Credit

As part of the broadcast television spectrum incentive auction, the FCC implemented a tribal lands bidding credit to encourage deployment of wireless services utilizing 600 MHz spectrum on the lands of federally recognized tribes.  We received a bidding credit of $7.4 million under this program in 2018.  A portion of these funds will be used to offset network capital costs and a portion will be used to offset the costs of supporting the networks.  Our current estimate is that we will use $6.1 million to offset capital costs, consequently reducing future depreciation expense and $1.3 million to offset the cost of supporting the network which will reduce future operating expense.  Through March 31, 2021, we have spent $6.1 million on capital expenditures and have recorded $0.3 million in offsets to the cost of supporting the network. The credits are subject to certain requirements, including deploying service by January 2021 and meeting minimum coverage metrics.  If the requirements are not met the funds may be subject to claw back provisions.  We believe we are in compliance with all applicable requirements related to these funds.

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

Selected Segment Financial Information

The following represents selected segment information for the three months ended March 31, 2021 and 2020 (in thousands):

For the Three Months Ended March 31, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$21,821	$2,860	$—	$—	$24,681
Fixed	58,748	6,370	—	—	65,118
Carrier Services	1,883	18,736	—	—	20,619
Other	218	—	—	—	218
Total Communication Services Revenue	82,670	27,966	—	—	110,636
Other
Renewable Energy	—	—	418	—	418
Managed Services	1,150	—	—	—	1,150
Construction	—	12,306	—	—	12,306
Total Other Revenue	1,150	12,306	418	—	13,874
Total Revenue	83,820	40,272	418	—	124,510

Operating income (loss)	13,116	(534)	(662)	(8,571)	3,349

For the Three Months Ended March 31, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$20,230	$2,403	$—	$—	$22,633
Fixed	57,741	4,825	—	—	62,566
Carrier Services	2,298	20,071	—	—	22,369
Other	336	—	—	—	336
Total Communication Services Revenue	80,605	27,299	—	—	107,904
Other
Renewable Energy	—	—	1,322	—	1,322
Managed Services	1,679	—	—	—	1,679
Total Other Revenue	1,679	—	1,322	—	3,001
Total Revenue	82,284	27,299	1,322	—	110,905

Operating income (loss)	13,477	2,193	(456)	(7,915)	7,299

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

A year-to-date comparison of our segment results is as follows:

International Telecom.  Revenues within our International Telecom segment increased $1.5 million, or 1.8%, to $83.8 million from $82.3 million for the three months ended March 31, 2021 and 2020, respectively, as a result of an increase in broadband services in many of our international telecom markets as well as an increase in Mobility services as a result of increased subscribers. These increases were partially offset by the impact of COVID-19 related travel and stay-at-home restrictions which resulted in a reduction in Carrier Services revenue.

Operating expenses within our International Telecom segment increased by $1.9 million, or 2.8%, to $70.7 million from $68.8 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily the result of an increase in network maintenance and regulatory costs partially offset by the impact of COVID-19 which reduced roaming costs throughout all of our markets within this segment.

As a result, our International Telecom segment’s operating income decreased $0.4 million, or 3.0%, to $13.1 million from $13.5 million for the three months ended March 31, 2021 and 2020, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $13.0 million, or 47.6%, to $40.3 million from $27.3 million for the three months ended March 31, 2021 and 2020, respectively, primarily as a result of an increase in construction revenue from the FirstNet Transaction and an increase in Fixed revenues, including broadband services, partially offset by reductions in Carrier Services revenue.

Operating expenses within our US Telecom segment increased $15.7 million, or 62.5%, to $40.8 million from $25.1 million for the three months ended March 31, 2021 and 2020, respectively, as a result of construction costs and other expenses being incurred in connection with the FirstNet Transaction as well as the completion of the CARES Act-funded build-out of rural broadband operations and costs to further fund our private network business, partially offset by the impact of COVID-19 related travel and stay-at-home restrictions.

As a result of the above, our US Telecom segment’s operating income decreased $2.7 million to a loss of $0.5 million from income of $2.2 million for the three months ended March 31, 2021 and 2020, respectively.

Renewable Energy.  Revenue within our Renewable Energy segment decreased $0.9 million, or 69.2%, to $0.4 million from $1.3 million for the three months ended March 31, 2021 and 2020, respectively, primarily as a result of a decrease in production as a result of the impact of COVID-19.

Operating expenses within our Renewable Energy segment decreased to $1.1 million from $1.8 million for the three months ended March 31, 2021 and 2020 as a result of the Vibrant Transaction.

As a result of the above, our Renewable Energy segment’s operating loss increased to $0.7 million for the three months ended March 31, 2021 as compared to a loss of $0.5 million for the three months ended March 31, 2020.

The following represents a year over year discussion and analysis of our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended		Amount of	Percent
	March 31,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
REVENUE:
Communication services	$110,636	$107,904	$2,732	2.5
Other	13,874	3,001	10,873	362.3
Total revenue	124,510	110,905	13,605	12.3
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of services	49,507	46,602	2,905	6.2
Cost of construction revenue	12,606	—	12,606	100.0
Selling, general and administrative	37,693	34,427	3,266	9.5
Transaction-related charges	730	44	686	1,559.1
Depreciation and amortization	20,508	22,518	(2,010)	(8.9)
Loss on disposition of long-lived assets	117	15	102	680.0
Total operating expenses	121,161	103,606	17,555	16.9
Income from operations	3,349	7,299	(3,950)	(54.1)
OTHER INCOME (EXPENSE):
Interest income	(6)	243	(249)	(102.5)
Interest expense	(1,147)	(1,156)	9	(0.8)
Other income (expense)	2,375	(2,901)	5,276	(181.9)
Other income (expense), net	1,222	(3,814)	5,036	(132.0)
INCOME BEFORE INCOME TAXES	4,571	3,485	1,086	31.2
Income tax expense	295	1,109	(814)	(73.4)
NET INCOME	4,276	2,376	1,900	80.0
Net income attributable to non-controlling interests, net of tax:	(1,570)	(3,390)	1,820	(53.7)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$2,706	$(1,014)	$3,720	(366.9)

Communications services revenue

Mobility revenue. Our Mobility revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing mobile voice and data services over our wireless networks as well as the sale of related equipment, such as handsets and other accessories, to our subscribers. Mobility revenue increased by $2.1 million, or 9.3%, to $24.7 million for the three months ended March 31, 2021 from $22.6 million for the three months ended March 31, 2020. The increase in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $1.6 million, or 7.9%, to $21.8 million for the three months ended March 31, 2021 from $20.2 million for the three months ended March 31, 2020 as a result of an increase in subscribers due to better retail and marketing strategies, partially offset by the impact of COVID-19 related travel and stay-at-home restrictions.

●	US Telecom. Mobility revenue within our US Telecom segment increased by $0.5 million, or 20.8%, to $2.9 million from $2.4 million for the three months ended March 31, 2021 and 2020, respectively, as a result of an increase in subscribers and revenue generated by our early stage private network business. This increase was partially offset by the impact of COVID-19 related travel and stay-at-home restrictions.

We expect that Mobility revenue within both our US Telecom and International Telecom segments may increase as a result of an increase in subscribers. Mobility revenue within our US Telecom segment may also increase as a result of our expanding early stage private network business. However, such growth in both segments may be partially offset if COVID-19 related travel restrictions continue for an extended period of time or become more severe so as to result in significant business interruptions and retail store closures. Apart from government issued travel restrictions, we currently cannot assess how the impact of COVID-19 may influence our subscribers’ procurement behavior for our services or how that behavior will affect our revenues in the foreseeable future.

Fixed communications revenue. Fixed communications revenue is primarily generated by internet, voice, and video service revenues provided to retail and enterprise customers over our wireline networks. Fixed revenue within our US Telecom segment also includes revenue from the Connect America Fund Phase II program award. Fixed communications revenue increased by $2.5 million, or 4.0%, to $65.1 million from $62.6 million for the three months ended March 31, 2021 and 2020, respectively. The increase in Fixed communications revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed communications revenue increased by $1.0 million, or 1.7%, to $58.7 million from $57.7 million, for the three months ended March 31, 2021 and 2020, respectively, primarily as a result of an increase in Fixed broadband services in order to enable remote working and better connectivity during the COVID-19 pandemic. This increase was partially offset by a decrease in revenue from certain enterprise customers, such as hotels, which were impacted by the effects of COVID-19 related travel and stay-at-home restrictions.

●	US Telecom. Fixed communications revenue within our US Telecom segment increased by $1.6 million, or 33.3%, to $6.4 million from $4.8 million for the three months ended March 31, 2021 and 2020, respectively. This increase was related to an increase in usage for both enterprise and residential subscribers to support remote working and better connectivity during the COVID-19 pandemic.

We expect that Fixed revenue within our International Telecom segment may decline as a result of the response, such as long delays in the return of tourism activity to the COVID-19 pandemic which could result in significant business interruptions that might impact our customers’ ability to pay for our services. Fixed revenue may also decline in many of our international markets as a result of a decline in video revenues due to subscribers using alternative methods to receive video content.

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

Apart from government issued travel restrictions, we currently cannot assess how the impact of COVID-19 may influence our subscribers’ procurement behavior for our services or how that behavior will affect our revenues in the foreseeable future.

Carrier Services revenue. Carrier Services revenue is generated by both our International Telecom and US Telecom segments. Within our International Telecom segment, Carrier Services revenue includes international long-distance services, roaming revenues generated by other carriers’ customers roaming into our retail markets, transport services and access services provided to other telecommunications carriers. Within our US Telecom segment, Carrier Services revenue includes services provided under the FirstNet Transaction, wholesale roaming revenues, the provision of network switching services, tower lease revenue and other services provided to carriers. Carrier Services revenue decreased by $1.8 million, or 8.0%, to $20.6 million from $22.4 million for the three months ended March 31, 2021 and 2020, respectively. The decrease, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue decreased by $0.4 million, or 17.4%, to $1.9 million from $2.3 million for the three months ended March 31, 2021 and 2020, respectively, as a result of decreased roaming revenues within most of our International Telecom markets caused by the travel and stay-at-home restrictions implemented in response to COVID-19.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $1.4 million, or 7.0%, to $18.7 million from $20.1 million, for the three months ended March 31, 2021 and 2020, respectively, primarily as a result of the 2020 restructuring of certain carrier contracts.

Within our International Telecom segment, we expect that Carrier Services revenue may continue to decline if COVID-19 related travel restrictions continue for an extended period of time or become more severe. Apart from government issued travel restrictions, we currently cannot assess how the impact of COVID-19 may influence our subscribers’ procurement behavior for our services or how that behavior will affect our revenues in the foreseeable future. Also within our International Telecom segment, we expect that Carrier Services revenue from our international long-distance business in Guyana will continue to decrease as consumers seek to use alternative technology services to place long-distance calls. In addition, such revenue may decline as the result of the implementation, by the Government of Guyana, of recently-passed legislation which terminates our right to be the exclusive provider of domestic Fixed and international long-distance service in Guyana. While the loss of our exclusive rights may cause an immediate reduction in our Carrier Services revenue, the complete impact of the new legislation to our operations will not be fully known until the Government of Guyana makes the terms and conditions of licenses issued to two of our competitors available to us. Over the longer term, such declines may be offset by increased revenue from broadband services to consumers and enterprises in Guyana, an increase in regulated local calling rates in Guyana or possible economic growth within that country. See Note 14 to the Condensed Consolidated Financial Statements included in this report.

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

Other communications services revenue. Other communications services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers. Other communications services revenue decreased to $0.2 million from $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Other revenue

Renewable energy revenue. Renewable energy revenue included the generation of power through Power Purchase Agreements (“PPAs”) from our solar plants in India.  Our PPAs, which were typically priced at or below local retail electricity rates and allowed our customers to secure electricity at predictable and stable prices over the duration of their long-term contracts, provided us with high-quality contracted cash flows.

Renewable energy revenue decreased by $0.9 million, or 69.2%, to $0.4 million from $1.3 million for the three months ended March 31, 2021 and 2020, respectively, as a result of the impact of the Vibrant Transaction.

As a result of the Vibrant Transaction, we will no longer record renewable energy revenue.

Managed Services revenue. Managed Services revenue is generated primarily in our International Telecom segment and includes network, application, infrastructure, and hosting services.

Managed Services revenue decreased by $0.5 million, or 29.4%, to $1.2 million from $1.7 million for the three months ended March 31, 2021 and 2020, respectively, primarily as a result of a decrease in equipment sales as well as consulting and hosting services.

We expect that Managed Services revenue may continue to decrease if COVID-19 related travel restrictions continue for an extended period of time or become more severe so as to result in significant business interruptions to our customers.

Construction revenue. Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended March 31, 2021, we recognized $12.3 million of construction revenue. As of March 31, 2021, 30% of the cell sites related to the FirstNet Agreement were complete with an expected 65% of the sites to be completed by the end of 2021. We expect the remaining 35% of sites to be completed during the first half of 2022.

Operating expenses

Cost of services. Cost of services are charges that we incur for voice and data transport circuits (in particular, the circuits between our Mobility sites and our switches), internet capacity, video programming costs, access fees we pay to terminate our calls, telecommunication spectrum fees and direct costs associated within our Managed Services and technology business. Cost of services also include expenses associated with developing, operating, upgrading and supporting our telecommunications networks, including the salaries and benefits paid to employees directly involved in the development and operation of those businesses, as well as bad debt reserves and the cost of handsets and customer resale equipment incurred by our retail businesses.

Cost of services increased by $2.9 million, or 6.2%, to $49.5 million from $46.6 million for the three months ended March 31, 2021 and 2020, respectively. The net increase in cost of services, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of services increased by $1.0 million, or 3.0%, to $34.4 million from $33.4 million, for the three months ended March 31, 2021 and 2020, respectively. This increase was primarily related to an increase in certain network related costs, such as repairs and maintenance, and telecommunication spectrum fees partially offset by a decrease in the cost of retail equipment sales as many of our retail stores were closed during the three months ended March 31, 2021 as a result of the impact of COVID-19.

●	US Telecom. Cost of services within our US Telecom segment increased by $2.0 million, or 15.3%, to $15.1 million from $13.1 million for the three months ended March 31, 2021 and 2020, respectively. This increase was primarily a result of an increase in data transport costs in connection with the FirstNet Transaction partially offset by decreases in our wholesale long-distance voice services businesses.

●	Renewable Energy. Cost of services within our Renewable Energy segment were a nominal amount for the three months ended March 31, 2021 and 2020 and will no longer be recorded as a result of the Vibrant Transaction.

We expect that cost of services may increase within our International and US Telecom segments due to an expected increase in roaming and other termination costs when the COVID-19 related travel restrictions are lifted. Within the US Telecom segment, we expect an increase in termination and access fees due to the anticipated expansion of our early stage private network business, expenses associated with our recent funding award under the CARES Act, and as a result of our performance under the FirstNet Transaction during the construction phase which is expected to be completed during the first half of 2022.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement and were $12.6 million during the three months ended March 31, 2021. As of March 31, 2021, 30% of the cell sites related to the

FirstNet Agreement were completed, and we expect an additional 35% of sites to be completed by the end of 2021. We expect the remaining 35% of sites to be completed during the first half of 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses include salaries and benefits we pay to sales personnel, customer service expenses and the costs associated with the development and implementation of our promotional and marketing campaigns. Selling, general and administrative expenses also include salaries, benefits and related costs for general corporate functions including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources as well as internal costs associated with our performance of due-diligence and integration related costs associated with acquisition activities.

Selling, general and administrative expenses increased by $3.3 million, or 9.5%, to $37.7 million from $34.4 million for the three months ended March 31, 2021 and 2020, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $1.4 million, or 6.6%, to $22.5 million from $21.1 million for the three months ended March 31, 2021 and 2020, respectively. This increase was incurred within certain international markets primarily as a result of an increase in regulatory related fees and marketing costs. These increases were partially offset by the impact of COVID-19 related travel and stay-at-home restrictions.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $1.8 million, or 29.5%, to $7.9 million from $6.1 million, for the three months ended March 31, 2021 and 2020, respectively, primarily as a result of increased spending within our expanding early stage private network business and within our Mobility retail operations. These increases were partially offset by the impact of COVID-19 related travel and stay-at-home restrictions.

●	Renewable Energy. Selling, general and administrative expenses within our Renewable Energy segment decreased $0.7 million, or 63.6%, to $0.4 million from $1.1 million for the three months ended March 31, 2021 and 2020, respectively. We will no longer record selling, general and administrative expenses within our renewable energy segment as a result of the Vibrant Transaction.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $0.8 million, or 13.1%, to $6.9 million from $6.1 million, for the three months ended March 31, 2021 and 2020, respectively, primarily related to an increase in information technology expenditures to further enhance our network security as well as integration costs associated with the anticipated completion of the Alaska Transaction.

Within our International Telecom segment, we expect that selling, general and administrative expenses may increase due to an expected increase in roaming and other termination costs when the COVID-19 related travel restrictions are lifted. Within the US Telecom segment, we expect an increase due to the anticipated expansion of our early stage private network business, expenses associated with our recent funding award under the CARES Act and as a result of our performance under the FirstNet Transaction, during its construction phase, which is expected to be completed during the first half of 2022. Our Corporate Overhead segment may also experience an increase in these expenses for the continued integration-related costs associated with the anticipated completion of the Alaska Transaction.

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

We incurred $0.7 million and a nominal amount of transaction-related charges during the three months ended March 31, 2021 and 2020, respectively. The transaction-related charges incurred during 2021 were primarily related to the Vibrant Transaction and the Alaska Transaction.

 Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses decreased by $2.0 million, or 8.9%, to $20.5 million from $22.5 million for the three months ended March 31, 2021 and 2020, respectively.  The net decrease in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $0.5 million, or 3.5%, to $13.8 million from $14.3 million, for the three months ended March 31, 2021 and 2020, respectively. This decrease was a result of certain assets becoming fully depreciated in recent periods partially offset by recent upgrades and expansions to this segment’s network assets.

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $0.7 million, or 11.9%, to $5.2 million from $5.9 million, for the three months ended March 31, 2021 and 2020, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods partially offset by capital expenditures within our US Mobility and early-stage private network business.

●	Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment decreased by $0.4 million, or 66.7%, to $0.2 million from $0.6 million, for the three months ended March 31, 2021 and 2020, respectively, as a result of the Vibrant Transaction.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $0.4 million, or 23.5%, to $1.3 million from $1.7 million, for the three months ended March 31, 2021 and 2020, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

We expect depreciation and amortization expense to increase in our International Telecom, US Telecom and Corporate Overhead segments as we acquire tangible assets to expand or upgrade our telecommunications networks. As a result of the Vibrant Transaction, we will no longer record depreciation and amortization within our Renewable Energy segment.

Loss on disposition of long-lived assets.   During the three months ended March 31, 2021, we recorded a loss on the disposition of long-lived assets of $0.1 million, primarily related to the Vibrant Transaction.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short term investment balances.

Interest income decreased to a nominal amount from $0.2 million for the three months ended March 31, 2021 and 2020, respectively, as a result of a reduction in the balances of our cash, cash equivalents and short-term investments as well as our return on those balances.

Interest expense.   We incur interest expense on the Viya Debt and the One Communications Debt (each as defined below), as well as commitment fees, letter of credit fees and the amortization of debt issuance costs on our 2019 Credit Facility (as defined below). During the three months ended March 31, 2021, we began borrowing under the Receivables Credit Facility (as defined below) and incurred interest expense on those borrowings as well as the amortization of debt issuance costs.

Interest expense decreased to $1.1 million from $1.2 million for the three months ended March 31, 2021 and 2020, respectively, as additional interest expense being incurred for new borrowings under the Receivables Credit Facility was offset by reduced debt balances within our International Telecommunications segment.

We expect that interest expense may increase in future periods as a result of future borrowings under the Receivables Credit Facility.

Other income (expense).   Other income (expense) represents miscellaneous non-operational income earned and expenses incurred.

For the three months ended March 31, 2021, other income (expense) was income of $2.4 million which was primarily related to gains from our non-controlling investments partially offset by a net loss on foreign currency transactions.

For the three months ended March 31, 2020, other income (expense) was an expense of $2.9 million which was primarily related to a $2.0 million write down of a previously acquired non-controlling equity investment and $0.9 million relating to a net loss on foreign currency transactions.

We expect that the impact of foreign currency fluctuations may decline as a result of the Vibrant Transaction.

Income taxes. Our effective tax rate for the three months ended March 31, 2021 and 2020 was 6.5% and 31.8%, respectively.

The effective tax rate for the three months ended March 31, 2021 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate and (ii) a discrete expense of $0.5 million for interest on unrecognized tax positions.

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

Net income attributable to non-controlling interests, net of tax.  Net income attributable to non-controlling interests, net of tax reflected an allocation of $1.6 million and $3.4 million of income generated by our less than wholly owned subsidiaries for the three months ended March 31, 2021 and 2020, respectively, a decrease of $1.8 million, or 53.7%. Changes in net income attributable to non-controlling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Net income attributable to non-controlling interests, net of tax decreased by $0.8 million, or 32.0%, to $1.7 million from $2.5 million for the three months ended March 31, 2021 and 2020, respectively, primarily as a result of an increase in our ownership in certain less than wholly owned profitable subsidiaries as well as a decrease in profitability in other less than wholly owned subsidiaries.

●	US Telecom. Net income attributable to non-controlling interests, net of tax decreased by $0.3 million, or 30.0%, to $0.7 million from $1.0 million for the three months ended March 31, 2021 and 2020, respectively, primarily as a result of decreased profitability at certain less than wholly owned subsidiaries within our US Mobility retail operations.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was income of $2.7 million and a loss of $1.0 million for the three months ended March 31, 2021 and 2020, respectively.

On a per diluted share basis, net income(loss) was income of $0.17 and a loss of $0.06 per diluted share for the three months ended March 31, 2021 and 2020, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For a discussion of ongoing proceedings, see Note 14 to the Consolidated Financial Statements in this Report.

Tax Reform

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, has resulted in significant changes to the US corporate income tax system and the US Virgin Islands mirror code which replaces “United States” with “US Virgin Islands” throughout the Internal Revenue Code. The Tax Act transitions international taxation from a worldwide system to a modified territorial system and includes two base erosion prevention measures on non-US earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to US taxation as global intangible low taxed income (“GILTI”), eliminates the deduction of certain payments made to related foreign corporations, and imposes a minimum tax if greater than regular tax under the base-erosion and anti-abuse tax (“BEAT”). These changes became effective beginning in 2018 but did not have an impact on us in the initial or following years. Based on our forecasted income for 2021, we are not currently projecting a GILTI inclusion. We do not expect we will be subject to BEAT and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the quarter ended March 31, 2021.

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

Total liquidity.  As of March 31, 2021, we had approximately $92.3 million in cash, cash equivalents and restricted cash. Of this amount, $34.9 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $82.7 million of debt, net of unamortized deferred financing costs, as of March 31, 2021. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Uses of Cash

Acquisitions and investments.  We have historically funded our acquisitions with a combination of cash-on-hand, borrowings under our credit facilities as well as equity investor and seller financings.

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

Cash used in investing activities. Cash used in investing activities was $7.9 million and $16.8 million for the three months ended March 31, 2021 and 2020, respectively. The net decrease in cash used for investing activities of $8.9 million was primarily related to $18.6 million and $3.3 million in cash received from the Vibrant Transaction and government grants, respectively, partially offset by increases in cash used for capital expenditures and strategic investments of $11.6 million and $1.4 million, respectively.

 Cash used in financing activities.   Cash used in financing activities was $10.0 million and $13.9 million during the three months ended March 31, 2021 and 2020, respectively.  The decrease in cash used for financing activities of $3.9 million was primarily related to cash received for borrowings under the Receivables Credit Facility of $10.8 million and a reduction in cash used for debt issuance costs and to repurchase our common stock under the 2016 Repurchase Plan (as defined below) of $1.1 million. Partially offsetting these amounts was a $9.7 million increase in cash used to acquire non-controlling interests in One Communications (our subsidiary in Bermuda and the Cayman Islands.

Working Capital.  Historically, we have internally funded our working capital needs. Pursuant to the FirstNet Agreement, AT&T has the option to repay construction costs, with interest, over an eight year period. To fund the working capital needs created by AT&T’s option to extend its payment terms, we completed the Receivables Credit Facility, as discussed below, on March 26, 2020.

Capital expenditures.  Historically, a significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks and to expand our previously owned renewable energy operations.

For the three months ended March 31, 2021 and 2020, we spent approximately $25.7 million and $14.1 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Renewable	Corporate and
Three months ended March 31,	Telecom	Telecom	Energy	Other (1)	Consolidated
2021	$10,506	$14,939	$—	$235	$25,680
2020	10,465	1,972	720	904	14,061

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

 We expect to fund our current capital expenditures primarily from our current cash balances, cash generated from operations and our existing credit facilities including the Receivables Credit Facility.

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

Dividends.  We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the three months ended March 31, 2021, our Board of Directors declared $2.7 million of dividends to our stockholders which includes a $0.17 per share dividend declared on March 17, 2021 and paid on April 9, 2021. We have declared quarterly dividends for the last 89 fiscal quarters.

Stock Repurchase Plan. On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We repurchased $0.5 million and $1.6 million of our common stock under the 2016 Repurchase Plan during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we have $30.4 million authorized and available for share repurchases under the 2016 Repurchase Plan.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $5.3 million for the three months ended March 31, 2021 as compared to $15.5 million for the three months ended March 31, 2020.  The decrease of $10.2 million was primarily related to an increase in working capital investments made as a part of the FirstNet construction project as well as an increase in payments of accounts payable and accrued expenses.

Credit facility.  On April 10, 2019, we entered into the 2019 Credit Facility, with CoBank, ACB and a syndicate of other lenders (the “2019 Credit Facility”).  The 2019 Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $16.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of March 31, 2021.  The 2019 Credit Facility matures on April 10, 2024.

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

As of March 31, 2021, we were in compliance with all of the financial covenants, had no outstanding borrowings and, net of the $16.0 million of outstanding performance letters of credit, had $184.0 million of availability under the 2019 Credit Facility.

FirstNet Receivables Credit Facility

On March 26, 2020, Commnet Finance, a wholly owned subsidiary of Commnet Wireless, entered into receivables credit facility with the Company, Commnet Wireless, and CoBank, ACB (the “Receivables Credit Facility”).

The Receivables Credit Facility provides for a senior secured delayed draw term loan in an aggregate principal amount of up to $75.0 million and the proceeds may be used to acquire certain receivables from Commnet Wireless.  The receivables to be financed and sold under the Receivables Credit Facility, which provide the loan security, relate to the obligations of AT&T under the FirstNet Agreement. The delayed draw period will expire on December 31, 2021.

The maturity date for each loan will be set by CoBank and will match the weighted average maturity of the certain receivables financed.

Interest on the loans accrues at a rate based on (i) LIBOR plus 2.50%, (ii) a base rate plus 1.50% or (iii) a fixed annual interest rate to be quoted by CoBank. If we select a variable interest rate option, we are required to enter an interest rate swap fixing the interest rate.

The Receivables Credit Facility contains customary events of termination, representations and warranties, affirmative and negative covenants and events of default customary for facilities of this type.

As of March 31, 2021, we had $10.8 million outstanding, of which $1.1 million was current, and $64.2 million of availability under the Receivables Credit Facility. We capitalized $0.9 million of fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.8 million were unamortized at March 31, 2021.

Viya Debt

We, and certain of our subsidiaries, have entered into a $60.0 million loan agreement (the “Viya Debt”) with Rural Telephone Finance Cooperative (“RTFC”).  The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”).  This covenant is tested on an annual basis at the end of each fiscal year.  Interest is paid quarterly at a fixed rate of 4.0% per annum and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of our Viya subsidiaries and is guaranteed by us. With RTFC’s consent, we funded the restoration of Viya’s network, following Hurricanes Irma and Maria in 2017, through an intercompany loan arrangement with a $75.0 million limit.  We were not in compliance with the Net Leverage Ratio covenant of the Viya Debt agreement for the year ending December 31, 2020 and received a waiver from the RTFC on February 25, 2021.

We paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the Viya Debt.  The fee was recorded as a reduction to the Viya Debt carrying amount and is being amortized over the life of the loan.

As of March 31, 2021, $60.0 million of the Viya Debt remained outstanding and $0.5 million of the rate lock fee was unamortized.

One Communications Debt

We have an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on May 22, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% per annum paid quarterly.

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

As a condition of the One Communications Debt, we were required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, we entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of March 31, 2021, the swap had an unamortized notional amount of $7.1 million.

We capitalized $0.3 million of fees associated with the One Communications Debt which are being amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of March 31, 2021, $12.5 million of the One Communications Debt was outstanding and $0.1 million of the capitalized fees remained unamortized.

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

In addition, the 2019 Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2021, we were in compliance with all of the financial covenants of the 2019 Credit Facility.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the three months ended March 31, 2021 and

2020, we recorded $0.1 million and $0.9 million, respectively, in losses on foreign currency transactions. With the completion of the Vibrant Transaction, we will no longer have exposure to the Indian Rupee. We will continue to assess the impact of our exposure to the Guyana Dollar.

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

Interest Rate Sensitivity.    As of March 31, 2021, we had $5.4 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our 2019 Credit Facility.

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Part I, Item 1A “Risk Factors” of our 2020 Annual Report on Form 10-K. The risks described herein and in our 2020 Annual Report on Form 10-K, as amended, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We have $30.4 million available to be repurchased under that plan as of March 31, 2021.

The following table reflects the repurchases by us of our common stock during the quarter ended March 31, 2021:

					(d)
					Maximum
					Number (or
				(c)	Approximate
			(b)	Total Number of	Dollar Value) of
	(a)		Average	Shares Purchased	Shares that May
	Total Number		Price	as Part of Publicly	be Purchased
	of Shares		Paid per	Announced Plans	Under the Plans or
Period	Purchased		Share	or Programs	Programs
January 1, 2021 — January 31, 2021	—		$—	—	$30,938,016
February 1, 2021 — February 28, 2021	—		—	—	30,938,016
March 1, 2021 — March 31, 2021	43,978	(1)	50.40	11,501	30,398,450

(1)	Includes 32,477 shares purchased on March 7, 2021, March 8, 2021, March 11, 2021 and March 13, 2021 from our executive officers and other employees who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the 2016 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 5. Other Information

On May 4, 2021, we amended our FirstNet Agreement with AT&T to extend the overall build schedule due to delays caused by the COVID-19 pandemic. For more information about our FirstNet Agreement with AT&T, please refer to “FirstNet Agreement” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Exhibits:

2.1

Agreement and Plan of Merger, by and among Alaska Communications, Parent and Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on January 4, 2021).

10.1*#

Second Amendment to Network Build and Maintenance Agreement dated as of the 4th day of May, 2021 and effective as of the 1st day of January, 2021 by and between Commnet Wireless, LLC and AT&T Mobility LLC.

10.2	Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on January 4, 2021).

10.3

Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on March 15, 2021).

10.4

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on March 15, 2021).

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

ATN International, Inc.

Date: May 10, 2021	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: May 10, 2021	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer