Form 10-Q
period 2021-06-30
ATN International, Inc.
filed 2021-08-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, the registrant had outstanding 15,864,072 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended June 30, 2021

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations, including the impact of the novel coronavirus pandemic on the economies of the markets we serve, and on our business and operations; expectations regarding future revenue, operating income, EBITDA and capital expenditures; the competitive environment in our key markets, demand for our services and industry trends; our expectations regarding construction progress under our FirstNet agreement and the effect such progress will have on our financial results; our expectations regarding the benefits of our acquisition of Alaska Communications; the impact of federal support program revenues; expectations regarding litigation; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of our operations, including operating margins, revenues, capital expenditures, and the retention of and future growth of our subscriber base, including growth in our private networks business; (2) our ability to successfully integrate our newly acquired Alaska Communications business with our own and realize cost synergies and expansion plans; (3) our ability to maintain favorable roaming arrangements, receive roaming traffic and satisfy the needs and demands of our major wireless customers; (4) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes in the telecommunications industry; (5) government regulation of our businesses, which may impact our FCC and other telecommunications licenses; (6) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (7) economic, political and other risks and opportunities facing our operations, including those resulting from the pandemic; (8) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (9) our ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (10) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage for these assets; (11) increased competition;  (12) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; and (13) our continued access to capital and credit markets.  These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021, and the other reports we file from time to time with the SEC.  The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$94,885	$103,925
Restricted cash	1,072	1,072
Accounts receivable, net of allowances for credit losses of $13.5 million and $12.1 million, respectively	40,644	44,152
Customer receivable	4,094	1,227
Inventory, materials and supplies	6,837	5,504
Prepayments and other current assets	52,313	49,450
Assets held for sale	—	34,735
Total current assets	199,845	240,065
Fixed Assets:
Property, plant and equipment	1,276,517	1,252,780
Less accumulated depreciation	(750,232)	(716,318)
Net fixed assets	526,285	536,462
Telecommunication licenses, net	114,083	114,083
Goodwill	60,690	60,691
Customer relationships, net	5,233	5,913
Operating lease right-of-use assets	62,287	63,235
Customer receivable - long term	28,333	9,614
Other assets	69,818	53,648
Total assets	$1,066,574	$1,083,711
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3,750	$3,750
Current portion of Customer receivable credit facility	2,335	—
Accounts payable and accrued liabilities	84,811	96,205
Dividends payable	2,707	2,703
Accrued taxes	7,496	7,501
Current portion of lease liabilities	12,871	12,371
Advance payments and deposits	22,602	24,681
Liabilities held for sale	—	717
Total current liabilities	136,572	147,928
Deferred income taxes	7,439	10,675
Lease liabilities, excluding current portion	51,306	51,082
Other liabilities	48,455	50,617
Customer receivable credit facility, net of current portion	14,322	—
Long-term debt, excluding current portion	67,294	69,073
Total liabilities	325,388	329,375
Commitments and contingencies (Note 14)
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,466,542 and 17,383,898 shares issued, respectively, 15,899,714 and 15,898,477 shares outstanding, respectively	172	172
Treasury stock, at cost; 1,566,828 and 1,485,421 shares, respectively	(63,388)	(59,456)
Additional paid-in capital	189,006	187,754
Retained earnings	516,208	516,901
Accumulated other comprehensive income	(72)	278
Total ATN International, Inc. stockholders’ equity	641,926	645,649
Non-controlling interests	99,260	108,687
Total equity	741,186	754,336
Total liabilities and equity	$1,066,574	$1,083,711

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
REVENUE:
Communication services	$112,964	$106,240	$223,599	$214,145
Other	10,901	2,858	24,776	5,859
Total revenue	123,865	109,098	248,375	220,004
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of services	48,479	45,837	97,986	92,439
Cost of construction revenue	9,535	—	22,142	—
Selling, general and administrative	40,652	34,125	78,344	68,552
Transaction-related charges	1,396	72	2,126	116
Depreciation and amortization	20,155	21,991	40,662	44,509
Loss on disposition of long-lived assets	743	49	861	64
Total operating expenses	120,960	102,074	242,121	205,680
Income from operations	2,905	7,024	6,254	14,324
OTHER INCOME (EXPENSE)
Interest income	46	66	40	309
Interest expense	(1,137)	(1,574)	(2,285)	(2,730)
Other income (expense)	(66)	590	2,309	(2,310)
Other income (expense), net	(1,157)	(918)	64	(4,731)
INCOME BEFORE INCOME TAXES	1,748	6,106	6,318	9,593
Income tax provisions	(1,542)	(2,258)	(1,247)	(1,149)
NET INCOME	3,290	8,364	7,565	10,742
Net income attributable to non-controlling interests, net of tax expense of $0.3 million, $0.2 million, $0.4 million, and $0.6 million, respectively.	(1,271)	(3,618)	(2,842)	(7,009)
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$2,019	$4,746	$4,723	$3,733
NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$0.13	$0.30	$0.30	$0.23
Diluted	$0.13	$0.30	$0.30	$0.23
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,912	15,970	15,907	15,958
Diluted	15,921	16,004	15,930	15,993
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.17	$0.17	$0.34	$0.34

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

(In Thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$3,290	$8,364	$7,565	$10,742
Other comprehensive income (loss):
Foreign currency translation adjustment	(370)	1,782	(410)	(2,644)
Unrealized gain (loss) on derivatives	29	8	60	(168)
Other comprehensive income (loss), net of tax	(341)	1,790	(350)	(2,812)
Comprehensive income	2,949	10,154	7,215	7,930
Less: Comprehensive income attributable to non-controlling interests	(1,271)	(3,618)	(2,842)	(7,009)
Comprehensive income attributable to ATN International, Inc.	$1,678	$6,536	$4,373	$921

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

(In Thousands, Except Per Share Data)

					Accumulated	Total
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, March 31, 2021	$172	$(61,677)	$186,930	$516,897	$269	$642,591	$99,678	$742,269
Purchase of 37,428 shares of common stock	—	(1,711)	—	—	—	(1,711)	—	(1,711)
Stock-based compensation	—	—	2,150	—	—	2,150	25	2,175
Dividends declared on common stock ($0.17 per common share)	—	—	—	(2,708)	—	(2,708)	(958)	(3,666)
Repurchase of non-controlling interests	—	—	(74)	—	—	(74)	(1,085)	(1,159)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	329	329
Comprehensive income:
Net income	—	—	—	2,019	—	2,019	1,271	3,290
Other comprehensive income	—	—	—	—	(341)	(341)	—	(341)
Total comprehensive income	—	—	—	—	—	1,678	1,271	2,949
Balance, June 30, 2021	$172	$(63,388)	$189,006	$516,208	$(72)	$641,926	$99,260	$741,186

Balance, March 31, 2020	$172	$(54,358)	$189,667	$538,161	$(7,884)	$665,758	$127,321	$793,079
Purchase of 17,854 shares of common stock upon exercise of stock options	—	(958)	—	—	—	(958)	—	(958)
Stock-based compensation	—	—	1,418	—	—	1,418	131	1,549
Dividends declared on common stock ($0.17 per common share)	—	—	—	(2,724)	—	(2,724)	(1,321)	(4,045)
Repurchase of non-controlling interests	—	—	(1,300)	—	—	(1,300)	(836)	(2,136)
Comprehensive income:
Net income	—	—	—	4,746	—	4,746	3,618	8,364
Other comprehensive income	—	—	—	—	1,790	1,790	—	1,790
Total comprehensive income	—	—	—	—	—	6,536	3,618	10,154
Balance, June 30, 2020	$172	$(55,316)	$189,785	$540,183	$(6,094)	$668,730	$128,913	$797,643

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

(In Thousands, Except Per Share Data)

					Accumulated	Total
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2020	$172	$(59,456)	$187,754	$516,901	$278	$645,649	$108,687	$754,336
Purchase of 81,406 shares of common stock	—	(3,932)	—	—	—	(3,932)	—	(3,932)
Stock-based compensation	—	—	3,413	—	—	3,413	98	3,511
Dividends declared on common stock ($0.34 per common share)	—	—	—	(5,416)	—	(5,416)	(2,488)	(7,904)
Repurchase of non-controlling interests	—	—	(2,161)	—	—	(2,161)	(10,208)	(12,369)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	329	329
Comprehensive income:
Net income	—	—	—	4,723	—	4,723	2,842	7,565
Other comprehensive loss	—	—	—	—	(350)	(350)	—	(350)
Total comprehensive income	—	—	—	—	—	4,373	2,842	7,215
Balance, June 30, 2021	$172	$(63,388)	$189,006	$516,208	$(72)	$641,926	$99,260	$741,186

Balance, December 31, 2019	$172	$(51,129)	$188,471	$541,890	$(3,282)	$676,122	$129,961	$806,083
Issuance of restricted shares of common stock	—	—	—	—	—	—	—	—
Purchase of 80,746 shares of common stock	—	(4,187)	—	—	—	(4,187)	—	(4,187)
Stock-based compensation	—	—	2,614	—	—	2,614	107	2,721
Dividends declared on common stock ($0.34 per common share)	—	—	—	(5,440)	—	(5,440)	(5,553)	(10,993)
Repurchase of non-controlling interests	—	—	(1,300)	—	—	(1,300)	(2,611)	(3,911)
Comprehensive income:
Net income	—	—	—	3,733	—	3,733	7,009	10,742
Other comprehensive income	—	—	—	—	(2,812)	(2,812)	—	(2,812)
Total comprehensive income	—	—	—	—	—	921	7,009	7,930
Balance, June 30, 2020	$172	$(55,316)	$189,785	$540,183	$(6,094)	$668,730	$128,913	$797,643

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$7,565	$10,742
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	40,662	44,509
Provision for doubtful accounts	2,299	3,397
Amortization of debt discount and debt issuance costs	337	260
Stock-based compensation	3,511	2,721
Deferred income taxes	(3,236)	(3,204)
(Gain) loss on equity investments	(1,793)	1,412
Loss on disposition of long-lived assets	861	64
Unrealized (gain) loss on foreign currency	(81)	780
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	1,226	(14,475)
Customer receivable	(21,586)	—
Materials and supplies, prepayments, and other current assets	(73)	(7,313)
Prepaid income taxes	—	399
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(1,745)	2,497
Accrued taxes	(1,360)	(1,838)
Other assets	782	993
Other liabilities	91	(569)
Net cash provided by operating activities	27,460	40,375
Cash flows from investing activities:
Capital expenditures	(35,424)	(30,597)
Reimbursable capital expenditures	(6,508)	(1,368)
Receipt of capital government grants	3,292	—
Divestiture of businesses, net of transferred cash of $0.9 million	18,597	—
Purchase of intangible assets; including deposits	—	(20,000)
Purchases of strategic investments	(5,242)	(2,768)
Net cash used in investing activities	(25,285)	(54,733)
Cash flows from financing activities:
Dividends paid on common stock	(5,411)	(5,443)
Distributions to non-controlling interests	(4,488)	(5,541)
Repayment of customer receivable credit facility	(384)	—
Payment of debt issuance costs	—	(1,059)
Principal repayments of term loan	(1,883)	(1,876)
Purchases of common stock – stock-based compensation	(1,713)	(1,733)
Purchases of common stock – share repurchase plan	(2,219)	(2,449)
Repurchases of non-controlling interests	(12,699)	(3,911)
Proceeds from customer receivable credit facility	17,582	—
Net cash used in financing activities	(11,215)	(22,012)
Effect of foreign currency exchange rates on cash and cash equivalents	—	(118)
Net change in cash, cash equivalents, and restricted cash	(9,040)	(36,488)
Total cash, cash equivalents, and restricted cash, beginning of period	104,997	162,358
Total cash, cash equivalents, and restricted cash, end of period	$95,957	$125,870
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$11,990	$7,715

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

The Company strives to be a leading platform for the operation of, and investment in, smaller and specialty market communications services and technology companies.  The Company has a long track record of delivering critical infrastructure-based solutions to rural and historically underserved markets. The Company’s majority-owned operating subsidiaries provide facilities-based communications services, along with related information technology solutions, in the United States, Bermuda, and the Caribbean. The Company also has non-controlling investments in a renewable energy company and several communications and technology companies, and it continues to consider opportunities to make controlling and minority investments in businesses that it believes have the potential for generating substantial and relatively steady cash flows over extended periods of time or have technologies or business models that might prove valuable to the Company’s main operating subsidiaries or create significant longer term growth potential for the Company as a whole.

At the holding company level, the Company oversees the allocation of capital within and among its subsidiaries, affiliates, new investments, and stockholders. The Company also has developed significant operational expertise and resources that it uses to augment the capabilities of its individual operating subsidiaries. Over the past ten years, the Company has built a platform of resources and expertise to support its operating subsidiaries and to improve their quality of service, and customer acquisition, retention, and satisfaction while maintaining optimal operating efficiencies. The Company has a number of shared service functions, including billing, network and engineering and customer service, and also employs personnel with specialized skills that provide greater economies of scale and expertise than would typically be available at the operating subsidiary level.

The Company was incorporated in Delaware in 1987, began trading publicly in 1991 and spun off more than half of its operations to stockholders in 1998. The Company actively evaluates potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, and generally looks for those that it believes have the potential for generating steady excess cash flows over extended periods of time. In addition, the Company considers non-controlling investments in earlier stage businesses that it considers strategically relevant, and which may offer long-term growth potential for us, either individually, or as research and development businesses that can support the Company’s operating subsidiaries in new technology, product, and service development and offerings. The Company has used the cash generated from its established operating units, and any asset sales, to re-invest in its existing businesses, to make strategic investments in additional businesses, and to return cash to the Company’s investors. The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Through June 30, 2021, the Company had identified three operating segments to manage and review its operations and to facilitate investor presentations of its results. These three operating segments are as follows:

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

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served during the three months ended June 30, 2021:

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

For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

COVID-19

The Company is continuing to monitor and assess the effects of the ongoing COVID-19 pandemic on its commercial operations, the safety of its employees and their families, its sales force and customers and any potential impact on its revenue in 2021.

The preparation of the condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, judgments and methodologies. The Company assessed certain accounting matters and estimates that generally require consideration of forecasted financial information in context with the information and estimates reasonably available to it and the unknown future impacts COVID-19 as of June 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses, the carrying value of goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.

The Company assessed the impacts of COVID-19 on its consolidated financial statements as of and for the three and six months ended June 30, 2021, in particular, the impacts on revenues, operating expenses and cash flows. During the three and six months ended June 30, 2021, the International Telecom segment experienced an increase in its Mobility, Fixed and Carrier Services revenue as certain pandemic-related travel and stay-at-home restrictions were lifted during the latter half of the three months ended June 30, 2021 which allowed for the reopening of many retail stores in all of the Company’s international markets and an increase in tourism in certain markets. Expenses within the Company’s International Telecom segment increased as a result of the increased demand for its products and services and as a result of certain expenses, such as facility and utility costs, being incurred during the three and six months ended June 30, 2021 that were not incurred during the same periods of 2020. Within the US Telecom segment, the Company experienced an increase in revenue during the three and six months ended June 30, 2021, for its rural broadband services to further support the demand, which has been increased by the impact of COVID-19, for remote working and connectivity. Similar to the International Telecom segment, the US Telecom segment recorded an increase in expenses associated with the increased demand for its products and services as well as the recording certain expenses that were incurred during the three and six months ended June 30, 2021 that were not incurred during the same periods of 2020.

As a result, the Company’s assessment did not indicate that there was a material adverse impact to its consolidated financial statements as of and for the three and six months ended June 30, 2021. However, future assessments of the impacts of COVID-19 for the remainder of 2021, as well as other factors, including the possible reinstatement of certain COVID-19 travel-related and stay-at-home restrictions, could result in material adverse impacts to the Company’s consolidated financial statements in future reporting periods. For example, the local economies of many of the Caribbean markets are tourism-dependent and a decline in global travel activity resulting from reinstated COVID-19 restrictions may adversely impact revenue and cash flows for certain services in these markets. Further, the Company may experience difficulty in procuring network or retail equipment, such as handsets for subscribers, if such COVID-19 restrictions are reinstated. Apart from possible government issued travel restrictions, the Company currently cannot assess how COVID-19 may influence subscribers’ procurement behavior for services or how that behavior will impact revenues in the foreseeable future.

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

In July 2019, the Company entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) and subsequently entered into amendments in August 2020 and May 2021 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, the Company is building a portion of AT&T’s network for the First Responder Network Authority in or near the Company’s current operating area in the Southwestern United States (the “FirstNet Transaction”). The FirstNet Transaction includes construction and service performance obligations. The Company allocated the transaction price of the FirstNet Agreement to each performance obligation based on the relative standalone selling price of each performance obligation in the contract. The standalone selling price is the estimated price the Company would charge for the good or service in a separate transaction with similar customers in similar circumstances. The current portion receivables under this agreement are recorded in customer receivable and the long-term portion is recorded in customer receivable long-term on the Company’s balance sheet.

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

Contract assets and liabilities consisted of the following (amounts in thousands)

	June 30, 2021	December 31, 2020	$ Change	% Change
Contract asset – current	$3,536	$2,478	$1,058	43%
Contract asset – noncurrent	916	910	6	1%
Contract liability – current	(15,332)	(18,544)	3,212	17%
Contract liability – noncurrent	(2,125)	(2,193)	68	3%
Net contract liability	$(13,005)	$(17,349)	$4,344	25%

The contract asset – current is included in prepayments and other current assets and the contract asset – noncurrent is included in other assets on the Company’s balance sheet. The contract liability – current is included in advance payments and deposits and the contract liability – noncurrent is included in other liabilities on the Company’s balance sheet. The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and the FirstNet Transaction. During the six months ended June 30, 2021, the Company recognized revenue of $18.2 million related to its December 31, 2020 contract liability and amortized $1.4 million of the December 31, 2020 contract asset into revenue. The Company did not recognize any revenue in the six months ended June 30, 2021 related to performance obligations that were satisfied or partially satisfied in previous periods.

Contract Acquisition Costs

The June 30, 2021 balance sheet includes current contract acquisition costs of $2.1 million in prepayments and other current assets and long term contract acquisition costs of $1.4 million in other assets. During the three and six months ended June 30, 2021, the Company amortized $0.6 million and $1.2 million, respectively, of contract acquisition costs. During the three and six months ended June 30, 2020, the Company amortized $0.5 million and $1.0 million, respectively, of contract acquisition costs.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear retail wireless contracts, which include a promotional discount, and the Company’s construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $249 million and $299 million at June 30, 2021 and December 31, 2020, respectively. The Company expects to satisfy approximately 60% of the remaining performance obligations and recognize the transaction price as revenue within 24 months and the remainder thereafter.

The Company has certain retail, wholesale, and renewable energy contracts where the transaction price is allocated to remaining performance obligations. However, the Company omits these contracts from its disclosure by applying the right to invoice, one year or less, and wholly unsatisfied performance obligation practical expedients.

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

At June 30, 2021, the Company had gross accounts receivable of $86.6 million and an allowance for credit losses of $13.5 million. The receivable under the FirstNet Agreement totaled $32.4 million of which $4.1 million was current and $28.3 million was long-term. At December 31, 2020, the Company had gross accounts receivable of $67.1 million and an allowance for credit losses of $12.1 million. The receivable under the FirstNet Agreement totaled $10.8 million of which $1.2 million was current and $9.6 million was long-term. The Company monitors receivables through the use of historical operating data adjusted for expectation of future performance as appropriate. Activity in the allowance for credit losses is below:

	Six months ended June 30, 2021	Six months ended June 30, 2020

Balance at beginning of period	$12,121	$12,724
Current period provision for expected losses	2,299	3,397
Write-offs charged against the allowance	(1,196)	(4,875)
Recoveries collected	267	354
Balance at end of period	$13,491	$11,600

4. LEASES

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between 3 and 10 years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Operating lease cost:
Operating lease cost	$4,248	$4,029	$8,473	$8,076
Short-term lease cost	729	729	1,137	1,271
Variable lease cost	1,016	1,540	2,080	2,343
Total operating lease cost	$5,993	$6,298	$11,690	$11,690

Finance lease cost:
Amortization of right-of-use asset	$615	$522	$1,190	$1,094
Variable costs	197	186	392	458
Total finance lease cost	$812	$708	$1,582	$1,552

During the six month periods ended June 30, 2021 and 2020, the Company paid $7.6 million and $7.2 million, respectively, for operating lease liabilities. During the six months ended June 30, 2021 and 2020, the Company recorded $6.3 million and $1.7 million, respectively, of operating lease liabilities arising from ROU assets.

At June 30, 2021, finance leases with a cost of $26.7 million and accumulated amortization of $10.7 million were included in property, plant and equipment. During the six months ended June 30, 2021, the Company paid $0.5 million for finance lease liabilities and recorded $1.4 million of additional finance lease liabilities. At June 30, 2021, finance leases had a lease liability of $2.1 million, of which $0.4 million was current. At December 31, 2020, finance leases with a cost of $25.4 million and accumulated amortization of $9.5 million were included in property, plant and equipment.

The weighted average remaining lease terms and discount rates as of June 30, 2021 and December 31, 2020 are noted in the table below:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	5.7 years	5.9 years
Financing leases	10.5 years	10.9 years

Weighted-average discount rate
Operating leases	4.8%	5.0%
Financing leases	4.3%	3.3%

Maturities of lease liabilities as of June 30, 2021 were as follows (in thousands):

	Operating Leases	Financing Leases
2021 (excluding the six months ended June 30, 2021)	$8,184	$251
2022	15,243	501
2023	12,846	501
2024	11,702	383
2025	8,800	285
Thereafter	14,599	522
Total lease payments	71,374	2,443
Less imputed interest	(9,323)	(317)
Total	$62,051	$2,126

Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

	Operating Leases	Financing Leases
2021	$14,877	$334
2022	14,202	333
2023	11,799	333
2024	10,633	211
2025	7,816	-
Thereafter	13,094	-
Total lease payments	72,421	1,211
Less imputed interest	(10,097)	(82)
Total	$62,324	$1,129

As of June 30, 2021, the Company did not have any material operating or finance leases that have not yet commenced.

5. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates relate to the allowance for credit losses, useful lives of the Company’s fixed and finite-lived intangible assets, allocation of purchase price to assets acquired and liabilities assumed in business combinations, fair value of indefinite-lived intangible assets, goodwill, assessing the impairment of assets, revenue, and income taxes. Actual results could differ significantly from those estimates. See Note 1 to the Unaudited Condensed Consolidated Financial Statements included in this Report for a discussion of the impact of COVID-19 on the use of these estimates.

6. ACQUISITIONS AND DISPOSITIONS

US Telecom

Acquisition of Alaska Communications

See Note 15 to the Unaudited Condensed Consolidated Financial Statements included in this Report for a description of the Company’s acquisition of Alaska Communications.

Renewable Energy

Disposition of International Solar Business

In January 2021, the Company completed the sale of 67% of the outstanding equity in its business that owns and operates distributed generation solar power projects operated under the Vibrant name in India (the “Vibrant Transaction”). The post-sale results of the Company’s ownership interest in Vibrant are recorded through the equity method of accounting within the Corporate and Other operating segment. As such, the Company’s consolidated financial statements do not include revenue and operating expenses from Vibrant, but instead, “other income (expense)” within the Corporate and Other operating segment includes the Company’s share of Vibrant’s profits or losses. The Company will continue to present the historical results of its Renewable Energy segment for comparative purposes.

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

The Company reported a loss on sale of $21.5 million during the year ended December 31, 2020 due to the Vibrant Transaction and the assets and liabilities subject to the Vibrant Transaction were reported as held for sale at December 31, 2020. The Company recorded transaction costs of $1.3 million on the Vibrant Transaction, of which $0.7 million was recorded during the year ended December 31, 2020 and $0.6 million was recorded during the six months ended June 30, 2021. The consideration received includes $19.5 million of cash and $3.9 million of receivables related to the amounts held in escrow and earn out consideration. The Company has recorded $11.8 million pursuant to an equity method investment with respect to its remaining 33% ownership interest in Vibrant. The Company is finalizing working capital adjustments and the purchase price escrow will be held in escrow for a period of 12 months after the closing to secure the Company’s indemnification obligations. During the six months ended June 20, 2021, the Company recorded additional losses of $0.7 million related the ongoing working capital assessment. The Company has 24 months after the close of the transaction to satisfy the conditions necessary to receive the earn-out consideration.

The Vibrant Transaction does not qualify as discontinued operations because the disposition was not a strategic shift which will have a major effect on the Company’s operations, and as a result, the historical results and financial position of the operations are presented within continuing operations.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	June 30, 2021
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$—	$380	$—	$380
Money market funds	3,134	—	—	3,134
Other investments	—	—	2,016	2,016
Interest rate swap	—	(97)	—	(97)
Total assets and liabilities measured at fair value	$3,134	$283	$2,016	$5,433

	December 31, 2020
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$—	$380	$—	$380
Money market funds	2,785	—	—	2,785
Other investments	—	—	13,357	13,357
Interest rate swap	—	(157)	—	(157)
Total assets and liabilities measured at fair value	$2,785	$223	$13,357	$16,365

During the six months ended June 30, 2021, other investments measured using Level 3 inputs decreased $11.3 million. The decrease was the result of transferring $11.0 million out of Level 3 due to the conversion of a convertible debt instrument. At December 31, 2020, the Company accounted for a convertible debt instrument at fair value. During the six months ended June 30, 2021, that instrument was converted to equity and the Company began accounting for the investment under the cost method of accounting. Refer to Other Investments below. Also, during the six months ended June 30, 2021, the fair value of the remaining Level 3 investments decreased $0.3 million due to $0.5 million of cash distributions and $0.2 million of income recognized in the other income line of the Company’s statement of operations.

Certificate of Deposit

As of June 30, 2021 and December 31, 2020 this asset class consisted of a time deposit at a financial institution denominated in US dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of June 30, 2021 and December 31, 2020, this asset class consisted of a money market portfolio that comprises Federal government and US Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Other Investments

In 2019, the Company made a $14.4 million investment in a renewable energy partnership as a tax equity investor. In 2020, the Company received an investment tax credit of $12.0 million from its investment and will receive future cash distributions from the partnership’s operations. The Company elected the deferral method to account for the credit and elected the fair value option to account for the equity investment. The Company’s investment had a fair value of $2.0 million at June 30, 2021, and $2.3 million at December 31, 2020. The asset is classified within Level 3 of the fair value hierarchy. The Company used the income approach to fair value the investment and the inputs consisted of a discount rate and future cash flows calculated based on the investment attributes.

Also in 2019, the Company made an investment in an early-stage venture through the acquisition of a convertible debt instrument. The instrument converted into equity during the first quarter of 2021. Upon conversion the Company accounted for the investment under the cost method of accounting as the investment does not have a readily determinable fair value. Prior to conversion, the Company accounted for the investment under the fair value option using Level 3 inputs. During the six months ended June 30, 2021, the Company recorded a gain of $2.5 million on the conversion and invested an additional $3.0 million of cash, increasing its book value from $11.0 million at December 31, 2020 to $16.5 million at June 30, 2021.

The Company also holds investments in equity securities consisting of non-controlling investments in privately held companies. These investments, over which the Company does not have the ability to exercise significant influence, are without readily determinable fair values. The investments are measured at cost, less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. The carrying value of the investments was $1.3 million at June 30, 2021, unchanged from December 31, 2020. These investments are included with other assets on the consolidated balance sheets.

Equity Method Investments

In the first quarter of 2020, the Company increased its ownership in one investment of a privately held company to approximately 24% of the outstanding voting equity through an additional $2.8 million investment. With this investment the Company obtained the ability to exercise significant influence over the investee and began accounting for the investment under the equity method of accounting including the recording of its share of the investee’s earnings or losses. The carrying value of the investment was $16.6 million and $17.9 million at June 30, 2021 and December 31, 2020, respectively. The value decreased $1.3 million from the December 31, 2020 balance due to $0.9 million of the Company’s share of investee losses, and currency losses of $0.4 million. The investment is included with other assets on the consolidated balance sheets.

In the first quarter of 2021, the Company began to account for its former India solar operations under the equity method of accounting. Subsequent to the close of the Vibrant Transaction in January 2021, the value of the investment increased from $11.8 million to $12.9 million at June 30, 2021. The increase of $1.1 million was due to currency losses of $0.2 million, an additional investment of $1.6 million into its operations, and a distribution of $0.3 million to a minority investment partner.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using Level 2 inputs.

The fair value of long-term debt and the customer receivable credit facility is estimated using Level 2 inputs. At June 30, 2021, the fair value of long-term debt and the customer receivable credit facility, including the current portion, was $88.6 million and its book value was $87.7 million. At December 31, 2020, the fair value of long-term debt, including the current portion, was $73.3 million and its book value was $72.8 million.

8. LONG-TERM DEBT

On April 10, 2019, the Company entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (the “2019 CoBank Credit Facility”).  The 2019 CoBank Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $16.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of June 30, 2021.  The 2019 CoBank Credit Facility matures on April 10, 2024.

Amounts borrowed under the 2019 CoBank Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging between 1.25% to 2.25% or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.25%.  Swingline loans bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the higher of (x) LIBOR for an interest period of one month and (y) LIBOR for an interest period of one week; (ii) the Federal Funds Effective Rate (as defined in the 2019 CoBank Credit Facility) plus 0.50% per annum; and (iii) the Prime Rate (as defined in the 2019 CoBank Credit Facility). The applicable margin is determined based on the Total Net Leverage Ratio (as defined in the 2019 CoBank Credit Facility). Under the terms of the 2019 CoBank Credit Facility, the Company must also pay a fee ranging from 0.150% to 0.375% of the average daily unused portion of the 2019 CoBank Credit Facility over each calendar quarter.

 The 2019 CoBank Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Company’s investments in “unrestricted” subsidiaries and certain dividend payments to its stockholders are not limited unless the Total Net Leverage Ratio is equal to or greater than 1.75 to 1.0.  The Total Net Leverage Ratio is measured each fiscal quarter and is required to be less than or equal to 2.75 to 1.0.  In the event of a Qualifying Acquisition (as defined in the 2019 CoBank Credit Facility), the Total Net Leverage Ratio increases to 3.25 to 1.0 for the subsequent three fiscal quarters.

The 2019 CoBank Credit Facility also provides for the incurrence by the Company of incremental term loan facilities, when combined with increases to revolving loan commitments, in an aggregate amount not to exceed $200 million (the “Accordion”).  Amounts borrowed under the Accordion are also subject to proforma compliance with a net leverage ratio financial covenant.

As of June 30, 2021, the Company was in compliance with all of the financial covenants, had no outstanding borrowings and, net of the $16.0 million of outstanding performance letters of credit, had $184.0 million of availability under the 2019 CoBank Credit Facility.  On July 20, 2021, and in connection with the Alaska Transaction, the Company drew $73.0 million from its 2019 CoBank Credit Facility and subsequently repaid $10.0 million of that amount.

Alaska Credit Facility

On July 22, 2021, Alaska Communications entered into a new credit facility to provide debt financing associated with the Alaska Transaction. See Note 15 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

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

Interest on the loans accrues at a rate based on (i) LIBOR plus 2.50%, (ii) a base rate plus 1.50% or (iii) a fixed annual interest rate to be quoted by CoBank.  If the Company selects a variable interest rate option, the Company is required to enter an interest rate swap fixing the interest rate.

The Receivables Credit Facility contains customary events of termination, representations and warranties, affirmative and negative covenants and events of default customary for facilities of this type.

As of June 30, 2021, the Company had $17.2 million outstanding, of which $2.3 million was current, and $57.4 million of availability under the Receivables Credit Facility.  The Company capitalized $0.9 million of fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.8 million were unamortized at June 30, 2021.

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

As of June 30, 2021, $60.0 million of the Viya Debt remained outstanding and $0.5 million of the rate lock fee was unamortized.

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

As a condition of the One Communications Debt, the Company was required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, the Company entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of June 30, 2021, the swap had an unamortized notional amount of $6.8 million.

The Company capitalized $0.3 million of fees associated with the One Communications Debt which are being amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of June 30, 2021, $11.6 million of the One Communications Debt was outstanding and $0.1 million of the capitalized fees remained unamortized.

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

During the three and six month periods ended June 30, 2021, the Company recorded $4.3 million and $8.4 million, respectively, of revenue from the High Cost Program in its International Telecom segment for its US Virgin Islands operations under the “Viya” name. During the three and six month periods ended June 30, 2020, the Company recorded $4.1 million and $8.2 million, respectively, from the same program. In 2018, the FCC initiated a proceeding to replace the High Cost Program support received by Viya in the US Virgin Islands with a new Connect USVI Fund. On November 16, 2020, the FCC announced that Viya was not the recipient of the Connect USVI Fund award and authorized funding to begin payment to the awardee in June 2021. Pursuant to the terms of the program, Viya’s USF support will be reduced, to two-thirds of the legacy total amount, or $10.9 million, during the first year following the finalization of the award and to one-third of the legacy total amount, or $5.5 million, during the second year. Thereafter, Viya will not receive High Cost Program support.

Also, during each of the three and six month periods ended June 30, 2021, the Company recorded $0.3 million and $0.6 million, respectively, of High Cost Program revenue in its US Telecom segment. During the three and six month periods ended June 30, 2020, the Company recorded $0.3 million and $0.6 million, respectively, from the same program. The Company is subject to certain operational, reporting and construction requirements as a result of this funding, and the Company believes that it is in compliance with all of these requirements.

In August 2018, the Company was awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction. Under this program, the Company is required to provide fixed broadband and voice services to certain eligible areas in the United States and is subject to operational and reporting requirements. The Company determined the award is a revenue grant, and as a result the Company will record the funding as revenue upon receipt. For the three and six month periods ended June 30, 2021, the Company recorded $1.9 million and $3.8 million, respectively, from the Connect America Fund Phase II program. For the three and six month periods ended June 30, 2020, the Company recorded $1.9 million and $3.8 million, respectively, from the same program.

The Company also receives construction grants to build network connectivity for eligible communities.  The funding is used to reimburse construction costs and is distributed upon completion of a project.  As of December 31, 2020, the Company had been awarded approximately $16.8 million of such grants. The Company was awarded $6.5 million of additional grants in the six months ended June 30, 2021. The Company has completed its construction obligations on $10.2 million of these projects and $13.1 million of such construction obligations remain with completion deadlines beginning in September 2021. Once these projects are constructed, the Company is obligated to provide service to the participants. The Company receives funds upon construction completion. The Company received $1.3 million during the six months ended June 30, 2021. The Company expects to meet all requirements associated with these grants.

The Company also receives funding to provide discounted telecommunication services to eligible customers under the E-Rate Program, Lifeline Program, and Rural Health Care Support Program. During the three and six months ended June 30, 2021, the Company recorded revenue of $1.8 million and $3.9 million, respectively, in the aggregate from these programs. During the three and six months ended June 30, 2020, the Company recorded revenue of $2.2 million and $4.4 million, respectively, in the aggregate from these programs. The Company is subject to certain operational and reporting requirements under the above mentioned programs and it believes that it is in compliance with all of these requirements.

CARES Act

As of December 31, 2020, the Company had received $16.3 million of funding under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). During the six months ended June 30, 2021, the Company received an additional $2.4 million of funding. In total the Company received $18.7 million of funding under this program. The funding was utilized to construct network infrastructure in the Company’s US Telecom segment. The construction was completed as of June 30, 2021 and $18.4 million of the funding was recorded as a reduction to property, plant and equipment and subsequent reduction to depreciation expense. The remaining $0.3 million was recorded as a reduction to operating expense in the six months ended June 30, 2021.

Tribal Bidding Credit

As part of the broadcast television spectrum incentive auction, the FCC implemented a tribal lands bidding credit to encourage deployment of wireless services utilizing 600 MHz spectrum on the lands of federally recognized tribes.  The Company received a bidding credit of $7.4 million under this program in 2018.  A portion of these funds will be used to offset network capital costs and a portion will be used to offset the costs of supporting the networks.  The Company’s current estimate is that it will use $6.1 million to offset capital costs, consequently reducing future depreciation expense, and $1.3 million to offset the cost of supporting the network which will reduce future operating expense.  Through June 30, 2021, the Company had spent $6.1 million on capital expenditures. During the three and six months ended June 30, 2021 the Company recorded $0.3 million and $0.6 million, respectively, in offsets to the cost of supporting the network. The credits are subject to certain requirements, including minimum coverage metrics.  If the requirements are not met the funds may be subject to claw back provisions.  The Company believes it is in compliance with all applicable requirements related to these funds.

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

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended
	June 30, 2021		June 30, 2020
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$54	$35	$423	$32
Non-operating expense
Interest cost	572	41	879	45
Expected return on plan assets	(687)	—	(1,158)	—
Actuarial (gain)/ loss	—	—	(7)	(15)
Net periodic pension expense (benefit)	$(61)	$76	$137	$62

	Six months ended
	June 30, 2021		June 30, 2020
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$108	$70	$846	$64
Non-operating expense
Interest cost	1,144	82	1,758	90
Expected return on plan assets	(1,374)	—	(2,316)	—
Actuarial (gain)/ loss	—	—	(14)	(30)
Net periodic pension expense	$(122)	$152	$274	$124

In the first quarter of 2020, the Company began the process of winding up one of its pension plans. At December 31, 2020 this plan had assets of $15.6 million and a projected benefit obligation of $15.6 million.

The Company was not required to make contributions to its pension plans during the six months ended June 30, 2021 and 2020. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions to its pension plans during the six months ended June 30, 2021. During the six months ended June 30, 2020 the Company contributed $0.7 million to its pension benefit plans.

11. INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 was (88.2%) and (37.0%), respectively.

The effective tax rate for the three months ended June 30, 2021 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates and (ii) discrete items including a $3.4 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration and a $0.5 million expense for interest on unrecognized tax positions.

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

The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was (19.7%) and (12.0%) respectively.

The effective tax rate for the six months ended June 30, 2021 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates and (ii) discrete items including a $3.4 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration and a $1.0 million expense for interest on unrecognized tax positions.

The effective tax rate for the six months ended June 30, 2020 was primarily impacted by the following items: (i) the remeasurement of a forecasted domestic loss at a higher tax rate due to carryback provisions as provided by the CARES Act, (ii) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in India where we cannot benefit from those losses as required by ASC 740-270-30-36(a), and (iii) discrete items including a $2.9 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, a $1.0 million expense for interest on unrecognized tax positions, a $0.4 million expense to record a valuation allowance against an investment write-down which cannot be benefitted for tax purposes, and a $0.3 million benefit (net) related to the remeasurement of existing losses and temporary differences at a higher tax rate due to carryback provisions as provided by the CARES Act.

The Company’s effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. The Company’s consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which the Company operates. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from the Company’s accrued positions as a result of uncertain and complex applications of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgments by management. Accordingly, the Company could record additional provisions or benefits for US federal, state, and foreign tax matters in future periods as new information becomes available.

12. NET INCOME PER SHARE

For each of the three and six months ended June 30, 2021 and 2020, the calculations of basic and diluted weighted average shares of common stock outstanding do not include 5,000 shares relating to stock options as the effects of those options were anti-dilutive.

13. SEGMENT REPORTING

The Company has the following three reportable and operating segments: i) International Telecom, ii) US Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended June 30, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$22,754	$2,407	$—	$—	$25,161
Fixed	59,126	5,877	—	—	65,003
Carrier Services	2,523	20,038	—	—	22,561
Other	239	—	—	—	239
Total Communication Services Revenue	84,642	28,322	—	—	112,964
Other
Managed Services	1,576	—	—	—	1,576
Construction	—	9,325	—	—	9,325
Total Other Revenue	1,576	9,325	—	—	10,901
Total Revenue	86,218	37,647	—	—	123,865
Depreciation and amortization	13,790	5,079	—	1,286	20,155
Non-cash stock-based compensation	10	—	—	2,165	2,175
Operating income (loss)	14,643	(556)	(771)	(10,411)	2,905

For the Three Months Ended June 30, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$19,062	$2,367	$—	$—	$21,429
Fixed	56,567	4,937	—	—	61,504
Carrier Services	1,897	20,856	—	—	22,753
Other	554	—	—	—	554
Total Communication Services Revenue	78,080	28,160	—	—	106,240
Other
Renewable Energy	—	—	874	—	874
Managed Services	1,984	—	—		1,984
Total Other Revenue	1,984	—	874	—	2,858
Total Revenue	80,064	28,160	874	—	109,098
Depreciation and amortization	14,132	5,717	486	1,656	21,991
Non-cash stock-based compensation	28	—	131	1,402	1,561
Operating income (loss)	14,617	1,826	(620)	(8,799)	7,024

For the Six Months Ended June 30, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$44,575	$5,267	$—	$—	$49,842
Fixed	117,873	12,248	—	—	130,121
Carrier Services	4,406	38,774	—	—	43,180
Other	456	—	—	—	456
Total Communication Services Revenue	167,310	56,289	—	—	223,599
Other
Renewable Energy	—	—	418	—	418
Managed Services	2,726	—	—	—	2,726
Construction	—	21,632	—	—	21,632
Total Other Revenue	2,726	21,632	418	—	24,776
Total Revenue	170,036	77,921	418	—	248,375
Depreciation and amortization	27,616	10,272	188	2,586	40,662
Non-cash stock-based compensation	47	—	22	3,442	3,511
Operating income (loss)	27,786	(1,090)	(1,433)	(19,009)	6,254

For the Six Months Ended June 30, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$39,198	$4,770	$—	$—	$43,968
Fixed	115,056	9,762	—	—	124,818
Carrier Services	3,541	40,927	—	—	44,468
Other	891	—	—	—	891
Total Communication Services Revenue	158,686	55,459	—	—	214,145
Other
Renewable Energy	—	—	2,196	—	2,196
Managed Services	3,663	—	—		3,663
Total Other Revenue	3,663	—	2,196	—	5,859
Total Revenue	162,349	55,459	2,196	—	220,004
Depreciation and amortization	28,448	11,602	1,100	3,359	44,509
Non-cash stock-based compensation	(9)	—	131	2,599	2,721
Operating income (loss)	28,005	4,019	(1,077)	(16,623)	14,324

(1)	Corporate and Other items refer to corporate overhead costs and consolidating adjustments

Selected balance sheet data for each of the Company’s segments as of June 30, 2021 and December 31, 2020 consists of the following (in thousands):

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
June 30, 2021
Cash, Cash equivalents, and Investments	$48,301	$26,041	$5,350	$15,193	$94,885
Total current assets	108,346	65,043	9,287	17,169	199,845
Fixed assets, net	447,261	68,064	—	10,960	526,285
Goodwill	25,421	35,269	—	—	60,690
Total assets	640,162	308,514	22,170	95,728	1,066,574
Total current liabilities	81,709	33,624	1,126	20,113	136,572
Total debt	71,044	16,657	—	—	87,701
December 31, 2020
Cash, Cash equivalents, and Investments	$45,848	$26,921	$4,311	$26,845	$103,925
Total current assets	107,315	65,806	39,057	27,887	240,065
Fixed assets, net	449,888	73,717	—	12,857	536,462
Goodwill	25,421	35,270	—	—	60,691
Total assets	642,834	265,797	39,045	136,035	1,083,711
Total current liabilities	80,875	43,200	1,038	22,815	147,928
Total debt	72,823	—	—	—	72,823

	Capital Expenditures

	International	US	Renewable	Corporate and
Six months ended June 30,	Telecom	Telecom	Energy	Other (1)	Consolidated
2021	$21,843	$18,792	$—	$1,297	$41,932
2020	19,929	8,883	1,634	1,519	31,965

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

GTT has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GTT’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. GTT is seeking injunctive relief to stop what it perceives to be the illegal bypass activity and to obtain monetary damages. Digicel filed counterclaims alleging that GTT has violated the terms of the interconnection agreement and Guyana laws. These suits, filed in 2010 and 2012, have been consolidated with Digicel’s constitutional challenge described above. Prior to the declaration of COVID-19 related travel and business restrictions in Guyana, the consolidated cases were scheduled to proceed to trial in 2020. GTT expects to resume the litigation following the lifting of COVID-19 related restrictions and intends to prosecute these matters vigorously; however, the Company cannot accurately predict at this time when the consolidated suit will go to trial.

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. The Company maintains that any liability GTT might be found to have with respect to the disputed tax assessments, totaling $44.1 million, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods. The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of June 30, 2021 for these matters.

On May 20, 2021, the Company was served with a notice of application for enforcement of a foreign judgment with respect to a matter brought by the Trinidad & Tobago Electric Commission (“TTEC”) in the High Court of Justice in the Republic of Trinidad and Tobago in August 2013 against the Company and other defendants, alleging breach of contract due to the Company’s failure to pay TTEC in connection with amounts alleged to be owed as reimbursement for cable repair costs. In May 2015, the Company defaulted in appearance in the matter and judgment was entered against the Company in the amount of approximately $2.8 million. In July 2021, the Company appeared in the High Court of Guyana to oppose the enforcement of the foreign judgment and intends to vigorously defend the matter. The Company believes that some adverse outcome is probable and has accordingly accrued $1.1 million as of June 30, 2021 for this matters.

15. SUBSEQUENT EVENTS

Acquisition of Alaska Communications

On July 22, 2021, the Company completed the acquisition of Alaska Communications Systems Group, Inc. (“Alaska Communications”), a publicly listed company, for approximately $340 million on cash, (the “Alaska Transaction”). Alaska Communications provides broadband telecommunication and managed information technology services to customers in the State of Alaska and beyond using its statewide and interstate telecommunications network. The Company completed the acquisition to enter a new market with similar characteristics to its existing operations.

In conjunction with the Alaska Transaction, the Company entered into an agreement with affiliates and investment funds managed by Freedom 3 Capital, LLC as well as other institutional investors (collectively the “Freedom 3 Investors”). The Freedom 3 Investors contributed approximately $70 million in conjunction with the Alaska Transaction (the “Freedom 3 Investment”). The Freedom 3 Investment consists of common and preferred equity instruments in a subsidiary of the Company which holds the ownership of Alaska Communications. The Company will account for the Freedom 3 Investment as mezzanine equity in its consolidated financial statements. The Company also entered into a financing transaction drawing $220 million on a new credit facility to complete the Alaska Transaction. As a result of the Alaska Transaction, the Company owns approximately 52% of the common equity of Alaska Communications and controls its operations and management. The Company incurred $2.4 million of transaction costs in conjunction with the Alaska Transaction, of which $1.5 million was incurred during the six months ended June 30, 2021. Beginning on July 22, 2021, the results of the Alaska Transaction will be included in the Company’s US Telecom segment.

Due to the limited time since the acquisition date, and the size and complexity of the Alaska Transaction, the accounting for the business combination is not yet complete. The Company is not able to provide the valuation of certain components of consideration transferred or provide the allocation of consideration paid to the assets acquired or liabilities assumed. Supplemental pro forma revenue and earnings of the combined company will be determined on the completion of the business combination accounting and allocation of consideration.

Alaska Financing

On July 22, 2021, Alaska Communications entered into a Credit Agreement with Fifth Third Bank, National Association, as Administrative Agent, and the lenders party thereto to provide debt financing in the form of a revolving facility in an aggregate amount at any one time outstanding not to exceed $35.0 million (the “Alaska Revolving Facility”) and an initial term loan facility in the aggregate amount not to exceed $210.0 million (the “Alaska Credit Facility”). In connection with the Alaska Transaction, Alaska Communications drew $220 million from the new Alaska Credit Facility in the amounts of $210.0 million under the term loan and $10.0 million under the Alaska Revolving Facility. The Alaska Credit Facility also provides for incremental term loans up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve month Consolidated EBITDA (as defined in the Alaska Credit Facility).

The key terms and conditions of the Alaska Credit Facility include the following:

●	Amounts outstanding bear an interest rate of LIBOR, or a LIBOR replacement rate as applicable, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or an alternate base rate may be selected at a margin that is 1% lower than the counterpart LIBOR margin;

●	Principal payments are due quarterly commencing in the fourth quarter of 2023 in quarterly amounts as follows: from the fourth quarter of 2023 through the third quarter of 2024, $1,312,500; and from the fourth quarter of 2024 through the third quarter of 2026, $2,625,000. The remaining unpaid balance is due on, and the final maturity date is, July 22, 2026;

●	Alaska Communications is required to maintain financial ratios subsequent to the closing of the Alaska Transaction, as defined in the Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00:1.00, stepping down to 3.75:1.00 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25:1.00; and

●	The Alaska Credit Facility is non-recourse to the Company and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

On July 20, 2021, the Company drew $73.0 million in proceeds from its 2019 CoBank Credit Facility to pay a portion of the purchase price of the Alaska Transaction. For more information on the 2019 CoBank Credit Facility, see Note 8 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

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

Overview

We strive to be a leading platform for the operation of, and investment in, smaller and specialty market communications services and technology companies. We have a long track record of delivering critical infrastructure-based solutions to rural and historically underserved markets. Our majority-owned operating subsidiaries provide facilities-based communications services, along with related information technology solutions in the United States, Bermuda, and the Caribbean. We also have non-controlling investments in a renewable energy company and several communications and technology companies and we continue to consider opportunities to make controlling and minority investments in businesses that we believe have the potential for generating substantial and relatively steady cash flows over extended periods of time or have technologies or business models that might prove valuable to our main operating subsidiaries or create significant longer term growth potential for us as a whole.

At the holding company level, we oversee the allocation of capital within and among our subsidiaries, affiliates, new investments, and stockholders. We also have developed significant operational expertise and resources that we use to augment the capabilities of our individual operating subsidiaries. Over the past 10 years, we have built a platform of resources and expertise to support our operating subsidiaries and to improve their quality of service and customer acquisition, retention, and satisfaction while maintaining optimal operating efficiencies. We have a number of shared service functions, including billing, network and engineering and customer service, and also employ personnel with specialized skills that provide greater economies of scale and expertise than would typically be available at the operating subsidiary level.

We were incorporated in Delaware in 1987, began trading publicly in 1991 and spun off more than half of our operations to stockholders in 1998. We actively evaluate potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, and generally look for those that we believe have the potential for generating steady excess cash flows over extended periods of time. In addition, we consider non-controlling investments in earlier stage businesses that we consider strategically relevant, and which may offer long-term growth potential for us, either individually, or as research and development businesses that can support our operating subsidiaries in new technology, product, and service development and offerings. We have used the cash generated from our established operating units, and any asset sales, to re-invest in our existing businesses, to make strategic investments in additional businesses, and to return cash to our investors. We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. For further information about our financial segments and geographical information about our operating revenues and assets, see Notes 1 and 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Through June 30, 2021, we had identified three operating segments to manage and review our operations and to facilitate investor presentations of our results. These three operating segments are as follows:

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

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of June 30, 2021:

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

The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, judgments and methodologies. We assessed certain accounting matters and estimates that generally require consideration of forecasted financial information in context with the information and estimates reasonably available to us and the unknown future impacts of COVID-19 as of June 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.

We assessed the impacts of COVID-19 on our consolidated financial statements as of and for the three months ended June 30, 2021, in particular, the impacts on revenues, operating expenses and cash flows. During the three months ended June 30, 2021, our International Telecom segment experienced an increase in its Mobility, Fixed and Carrier Services revenue as certain pandemic-related travel and stay-at-home restrictions were lifted during the latter half of the three months ended June 30, 2021, which allowed for the reopening of many retail stores in all of our international markets and an increase in tourism in certain markets. Expenses within our International Telecom segment increased as a result of the increased demand for our products and services and as a result of certain expenses, such as facility and utility costs, being incurred during the three months ended June 30, 2021 that were not incurred during the three months ended June 30, 2020. Within our US Telecom segment, we experienced an increase in revenue for our rural broadband services to further support demand, which has been increased by the impact of COVID-19, for remote working and connectivity. Similar to the International Telecom segment, the US Telecom segment recorded an increase in expenses associated with the increased demand for our products and services as well as the recording of certain expenses that were incurred during the three months ended June 30, 2021 that were not incurred during the three months ended June 30, 2020.

As a result, our assessment did not indicate that there was a material adverse impact to our consolidated financial statements as of and for the three months ended June 30, 2021. However, our future assessments of the impacts of COVID-19 for the remainder of 2021, which could be influenced by a number of factors, including the possible reinstatement of certain COVID-19 travel-related and stay-at-home restrictions, could result in material adverse impacts to our consolidated financial statements in future reporting periods. For example, the local economies of many of our Caribbean markets are tourism-dependent and a decline in global travel activity resulting from reinstated COVID-19 restrictions may adversely impact our revenue and cash flows for certain services in these markets. Further, we may experience difficulty in procuring network or retail equipment, such as handsets for our subscribers, if such COVID-19 restrictions are reinstated. Apart from possible government issued travel restrictions, we currently cannot assess how COVID-19 may influence our subscribers’ procurement behavior for our services or how that behavior will impact our revenues in the foreseeable future.

Acquisition of Alaska Communications

On July 22, 2021, we completed the acquisition of Alaska Communications Systems Group, Inc. (“Alaska Communications”), a publicly listed company, for approximately $340 million on cash, (the “Alaska Transaction”). As a result of the Alaska Transaction, we now own approximately 52% of common equity of Alaska Communications. In connection with the Alaska Transaction, Alaska Communications drew $220 million from a new Alaska credit facility and we drew $73.0 million in proceeds from our 2019 CoBank Credit Facility to pay a portion of the purchase price of the merger. For more information on the new Alaska credit facility or the 2019 CoBank Credit Facility, see Note 15 and Note 8, respectively, to the Unaudited Condensed Consolidated Financial Statements included in this Report. Beginning on July 22, 2021, the results of the Alaska Transaction will be included in our US Telecom segment.

Sale of Renewable Energy Operations

In January 2021, we completed the sale of 67% of the outstanding equity in our business that owns and operates distributed generation solar power projects operated under the Vibrant name in India (the “Vibrant Transaction”). The post-sale results of our ownership interest in Vibrant, representing 33% of Vibrant’s profits and losses, will be recorded through the equity method of accounting within the Corporate and Other operating segment. We will continue to present the historical results of our Renewable Energy segment for comparative purposes.

The operations of Vibrant did not qualify as discontinued operations because the disposition did not represent a strategic shift that had a major effect on our operations and financial results.

FirstNet Agreement

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we amended in August 2020 and May 2021 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating area in the Southwestern United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time. We expect to recognize construction revenue of approximately $80 million to $85 million through 2022 that will be mainly offset by construction costs as sites are completed. Revenues from construction are expected to have minimal impact on operating income. The network build portion of the FirstNet Agreement has continued during the COVID-19 pandemic but the overall timing of the build schedule has been delayed. Subject to ongoing delays caused by COVID-19 related restrictions, we currently expect construction revenues to continue into the first half of 2022.

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

During the three and six month periods ended June 30, 2021, we recorded $4.3 million and $8.4 million, respectively, of revenue from the High Cost Program in our International Telecom segment for our US Virgin Islands operations under the “Viya” name. During the three and six month periods ended June 30, 2020, we recorded $4.1 million and $8.2 million, respectively, from the same program. In 2018, the FCC initiated a proceeding to reform the High Cost Program in the US Virgin Islands and Puerto Rico in which it proposed to allocate USF funding of up to $18.7 million per year (inclusive of the $16.4 million per year currently allocated to Viya) for 10 years to supplant the $16.4 million that Viya currently receives per year. While Viya applied for Connect USVI Fund support allocated for the US Virgin Islands, on November 16, 2020, the FCC announced that Viya was not the recipient of the award. The support was authorized in June 2021. Pursuant to the terms of the program, Viya’s USF support will be reduced, to two-thirds of the legacy total amount, or $10.9 million, during the first year following the finalization of the award and to one-third of the legacy total amount, or $5.5 million, during the second year. Thereafter, Viya will not receive High Cost Program support.

Also, during each of the three and six month periods ended June 30, 2021, we recorded $0.3 million and $0.6 million, respectively, of High Cost Program revenue in our US Telecom segment. During the three and six month periods ended June 30, 2020, we recorded $0.3 million and $0.6 million, respectively, from the same program. We are subject to certain operational, reporting and construction requirements as a result of this funding, and we believe that we are in compliance with all of these requirements.

In August 2018, we were awarded $79.9 million over 10 years under the Connect America Fund Phase II Auction. Under this program, we are required to provide fixed broadband and voice services to certain eligible areas in the United States and are subject to operational and reporting requirements. We determined the award is a revenue grant, and as a result we will record the funding as revenue upon receipt. For the three and six month periods ended June 30, 2021, we recorded $1.9 million and $3.8 million, respectively, from the Connect America Fund Phase II program. For the three and six month periods ended June 30, 2020, we recorded $1.9 million and $3.8 million from the same program.

We also receive construction grants to build network connectivity for eligible communities.  The funding is used to reimburse construction costs and is distributed upon completion of a project.  As of December 31, 2020, we have been awarded approximately $16.8 million of such grants. We were awarded $6.5 million of additional grants in the six months ended June 30, 2021. We have completed our construction obligations on $10.2 million of these projects and $13.1 million of such construction obligations remain with completion deadlines beginning in September 2021. Once these projects are constructed, we are obligated to provide service to the participants. We receive funds upon construction completion. We received $1.3 million during the six months ended June 30, 2021. We expect to meet all requirements associated with these grants.

We also receive funding to provide discounted telecommunication services to eligible customers under the E-Rate Program, Lifeline Program, and Rural Health Care Support Program. During the three and six months ended June 30, 2021, we recorded revenue of $1.8 million and $3.9 million, respectively, in the aggregate from these programs. During the three and six months ended June 30, 2020, we recorded revenue of $2.2 million and $4.4 million, respectively, in the aggregate from these programs we are subject to certain operational and reporting requirements under the above mentioned programs and we believe that we are in compliance with all of these requirements.

CARES Act

As of December 31, 2020, we have received $16.3 million of funding under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). During the six months ended June 30, 2021, we received an additional $2.4 million of funding. In total we received $18.7 of funding under this program. The funding was utilized to construct network infrastructure in our US Telecom segment. The construction was completed as of June 30, 2021 and $18.4 million of the funding was recorded as a reduction to property, plant and equipment and a subsequent reduction to depreciation expense. The remaining $0.3 million was recorded as a reduction to operating expense in the six months ended June 30, 2021.

Tribal Bidding Credit

As part of the broadcast television spectrum incentive auction, the FCC implemented a tribal lands bidding credit to encourage deployment of wireless services utilizing 600 MHz spectrum on the lands of federally recognized tribes.  We received a bidding credit of $7.4 million under this program in 2018.  A portion of these funds will be used to offset network capital costs and a portion will be used to offset the costs of supporting the networks.  Our current estimate is that we will use $6.1 million to offset capital costs, consequently reducing future depreciation expense, and $1.3 million to offset the cost of supporting the network which will reduce future operating expense.  Through June 30, 2021, we have spent $6.1 million on capital expenditures. During the three and six months ended June 30, 2021 we recorded $0.3 million and $0.6 million, respectively, in offsets to the cost of supporting the network. The credits are subject to certain requirements, including meeting minimum coverage metrics.  If the requirements are not met the funds may be subject to claw back provisions.  We believe we are in compliance with all applicable requirements related to these funds.

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

Selected Segment Financial Information

The following represents selected segment information for the three months ended June 30, 2021 and 2020 (in thousands):

For the Three Months Ended June 30, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$22,754	$2,407	$—	$—	$25,161
Fixed	59,126	5,877	—	—	65,003
Carrier Services	2,523	20,038	—	—	22,561
Other	239	—	—	—	239
Total Communication Services Revenue	84,642	28,322	—	—	112,964
Other
Construction	—	—	—	—	—
Managed Services	1,576	—	—	—	1,576
Construction	—	9,325	—	—	9,325
Total Other Revenue	1,576	9,325	—	—	10,901
Total Revenue	86,218	37,647	—	—	123,865

Operating income (loss)	14,643	(556)	(771)	(10,411)	2,905

For the Three Months Ended June 30, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$19,062	$2,367	$—	$—	$21,429
Fixed	56,567	4,937	—	—	61,504
Carrier Services	1,897	20,856	—	—	22,753
Other	554	—	—	—	554
Total Communication Services Revenue	78,080	28,160	—	—	106,240
Other
Construction	—	—	—	—	—
Renewable Energy	—	—	874	—	874
Managed Services	1,984	—	—	—	1,984
Total Other Revenue	1,984	—	874	—	2,858
Total Revenue	80,064	28,160	874	—	109,098

Operating income (loss)	14,617	1,826	(620)	(8,799)	7,024

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

A year-to-date comparison of our segment results is as follows:

International Telecom.  Revenue within our International Telecom segment increased $6.1 million, or 7.6%, to $86.2 million from $80.1 million for the three months ended June 30, 2021 and 2020, respectively, as a result of an increase in both Fixed and Mobility subscribers as well as an increase in the average revenue per subscriber within all of our international markets. In addition, certain international markets recognized an increase in Carrier Services revenue as a result of increased tourism as certain COVID-19 related travel and stay-at-home restrictions were lifted during the latter half of the three months ended June 30, 2021.

Operating expenses within our International Telecom segment increased by $6.1 million, or 9.3%, to $71.6 million from $65.5 million for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily the result of an increase in direct costs incurred in connection with the increase in this segment’s revenue, and certain costs being incurred during the three months ended June 30, 2021 that were not incurred during the three months ended June 30, 2020 due to the impact of COVID-19 restrictions. The three month period ended June 30, 2021 also includes additional legal and regulatory costs.

As a result, our International Telecom segment’s operating income remained consistent at $14.6 million for the three months ended June 30, 2021 and 2020.

US Telecom.  Revenue within our US Telecom segment increased by $9.4 million, or 33.3%, to $37.6 million from $28.2 million for the three months ended June 30, 2021 and 2020, respectively, primarily as a result of an increase in construction revenue from the FirstNet Transaction and an increase in Fixed revenues, including broadband services, partially offset by reductions in Carrier Services revenue.

Operating expenses within our US Telecom segment increased $11.8 million, or 44.7%, to $38.2 million from $26.4 million for the three months ended June 30, 2021 and 2020, respectively, as a result of construction costs and other expenses being incurred in connection with the FirstNet Transaction, costs associated with the CARES Act-funded build-out of rural broadband operations, costs to further fund our private network business and certain costs being incurred during the three months ended June 30, 2021 that were not incurred during the three months ended June 30, 2020 as a result of the impact of COVID-19 restrictions.

As a result of the above, our US Telecom segment’s operating income decreased $2.4 million to a loss of $0.6 million from income of $1.8 million for the three months ended June 30, 2021 and 2020, respectively.

Renewable Energy.  Through the completion of the Vibrant Transaction on January 27, 2021, we distributed generation solar power to commercial and industrial customers under the Vibrant name in India. Accordingly, we did not generate revenue or incur operating expenses within our Renewable Energy segment during the three months ended June 30, 2021. For the three months ended June 30, 2020, we generated revenue, incurred operating expenses and reported an operating loss of $0.9 million, $1.5 million and $0.6 million, respectively.

The following represents a year over year discussion and analysis of our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
REVENUE:
Communication services	$112,964	$106,240	$6,724	6.3%
Other	10,901	2,858	8,043	281.4
Total revenue	123,865	109,098	14,767	13.5
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of services	48,479	45,837	2,642	5.8
Cost of construction revenue	9,535	—	9,535	100.0
Selling, general and administrative	40,652	34,125	6,527	19.1
Transaction-related charges	1,396	72	1,324	1,838.9
Depreciation and amortization	20,155	21,991	(1,836)	(8.3)
Loss on disposition of long-lived assets	743	49	694	1,416.3
Total operating expenses	120,960	102,074	18,886	18.5
Income from operations	2,905	7,024	(4,119)	(58.6)
OTHER INCOME (EXPENSE):
Interest income	46	66	(20)	(30.3)
Interest expense	(1,137)	(1,574)	437	(27.8)
Other income (expense)	(66)	590	(656)	(111.2)
Other income (expense), net	(1,157)	(918)	(239)	26.0
INCOME BEFORE INCOME TAXES	1,748	6,106	(4,358)	(71.4)
Income tax expense	(1,542)	(2,258)	716	(31.7)
NET INCOME	3,290	8,364	(5,074)	(60.7)
Net income attributable to non-controlling interests, net of tax:	(1,271)	(3,618)	2,347	(64.9)
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$2,019	$4,746	$(2,727)	(57.5)%

Communications services revenue

Mobility revenue. Our Mobility revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing retail mobile voice and data services over our wireless networks as well as through the sale of related equipment, such as handsets and other accessories, to our retail subscribers. Mobility revenue increased by $3.8 million, or 17.8%, to $25.2 million for the three months ended June 30, 2021 from $21.4 million for the three months ended June 30, 2020. The increase in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $3.7 million, or 19.4%, to $22.8 million for the three months ended June 30, 2021 from $19.1 million for the three months ended June 30, 2020 due to improved retail and marketing strategies which resulted in an increase in subscribers and the average revenue per subscriber. Mobility revenue during the three months ended June 30, 2021 also increased as a result of certain pandemic- related travel and stay-at-home restrictions being lifted during the latter half of the period.

●	US Telecom. Mobility revenue within our US Telecom remained consistent at $2.4 million for the three months ended June 30, 2021 and 2020 as a result of an increase in retail subscribers and revenue generated by our early stage private network business. These increases were offset by a decrease in the average revenue per subscriber.

We expect that Mobility revenue within both our US Telecom and International Telecom segments may increase as a result of an increase in subscribers if certain COVID-19 travel related restrictions continue to be lifted. Mobility revenue within our US Telecom segment may also increase as a result of our expanding early-stage private network business. However, such growth in both segments may be partially offset if COVID-19 related travel restrictions are reinstated so as to result in significant business interruptions and retail store closures.

Apart from possible government issued travel restrictions, we currently cannot assess how the impact of COVID-19 may influence our subscribers’ procurement behavior for our services or how that behavior will affect our revenues in the foreseeable future.

Fixed communications revenue. Fixed communications revenue is primarily generated by internet, voice, and video service revenues provided to retail and enterprise customers over our wireline networks. Fixed revenue within our US Telecom segment also includes revenue from the Connect America Fund Phase II program award. Within our International Telecom segment, Fixed communications revenue includes funding under the FCC’s High Cost Program in the US Virgin Islands. Fixed communications revenue increased by $3.5 million, or 5.7%, to $65.0 million from $61.5 million for the three months ended June 30, 2021 and 2020, respectively. The increase in Fixed communications revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed communications revenue increased by $2.5 million, or 4.4%, to $59.1 million from $56.6 million, for the three months ended June 30, 2021 and 2020, respectively, primarily as a result of stronger demand for broadband services in order to enable remote working and improved connectivity for our subscribers during the COVID-19 pandemic. This increase was partially offset by a decrease in revenue from certain enterprise customers, such as hotels, which continued to be impacted by the effects of COVID-19 related travel and stay-at-home restrictions in certain markets.

●	US Telecom. Fixed communications revenue within our US Telecom segment increased by $1.0 million, or 20.4%, to $5.9 million from $4.9 million for the three months ended June 30, 2021 and 2020, respectively. This increase was related to an increase in usage for both enterprise and residential subscribers to support remote working and improved connectivity during the COVID-19 pandemic partially offset by a reduction in the average revenue per user.

Fixed communications revenue within our International Telecom segment may increase as a result of an increase in subscribers in order to further enable remote working and in connection with certain new contracts with oil and gas providers in Guyana. However, the demand for our video services may decline due to subscribers using alternative methods to receive video content. Any growth may be offset if COVID-19 travel related restrictions continue in some of our markets.

Within our US Telecom segment, any declines in Fixed communications revenue that could be incurred as a result of the impact of COVID-19 may be partially offset by the stable nature of our federal support contracts, such as the Connect America Fund Phase II program award, which are expected to provide steady and predictable revenues.

Apart from possible government issued travel restrictions, we currently cannot assess how the impact of reinstated COVID-19 restrictions may influence our subscribers’ procurement behavior for our services or how that behavior will affect our revenues in the foreseeable future.

Carrier Services revenue. Carrier Services revenue is generated by both our International Telecom and US Telecom segments. Within our International Telecom segment, Carrier Services revenue includes international long-distance services, roaming revenues generated by other carriers’ customers roaming into our retail markets, transport services and access services provided to other telecommunications carriers. Within our US Telecom segment, Carrier Services revenue includes services provided under the FirstNet Transaction, wholesale roaming revenues, the provision of network switching services, tower lease revenue and other services provided to carriers. Carrier Services revenue decreased by $0.2 million, or 0.9%, to $22.6 million from $22.8 million for the three months ended June 30, 2021 and 2020, respectively. The decrease, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $0.6 million, or 31.6%, to $2.5 million from $1.9 million for the three months ended June 30, 2021 and 2020, respectively, as a result of increased roaming revenues due to increased tourism within most of our International Telecom markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $0.9 million, or 4.3%, to $20.0 million from $20.9 million, for the three months ended June 30, 2021 and 2020, respectively, primarily as a result of the 2020 restructuring of certain carrier contracts.

Within our International Telecom segment, Carrier Services revenue may continue to increase if tourism returns to pre-pandemic levels. Apart from possible government issued travel restrictions, we currently cannot assess how the impact of COVID-19 may influence our subscribers’ procurement behavior for our services or how that behavior will affect our revenues in the foreseeable future. Also within our International Telecom segment, we expect that Carrier Services revenue from our international long-distance business in Guyana will continue to decrease as consumers seek to use alternative technology services to place long-distance calls. In addition, such revenue may decline as the result of the implementation, by the Government of Guyana, of recently-passed legislation which terminates our right to be the exclusive provider of domestic Fixed and international long-distance service in Guyana. While the loss of our exclusive rights may cause an immediate reduction in our Carrier Services revenue, the complete impact of the new legislation to our operations will not be fully known until the Government of Guyana makes the terms and conditions of licenses issued to two of our competitors available to us. Over the longer term, such declines in Carrier Services revenue may be offset by increased Fixed communications revenue from broadband services to consumers and enterprises in Guyana, increased Mobility communications revenue from an increase in regulated local calling rates in Guyana or possible economic growth within that country. See Note 14 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

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

Other communications services revenue. Other communications services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers. Other communications services revenue decreased to $0.2 million from $0.6 million for the three months ended June 30, 2021 and 2020, respectively.

Other revenue

Renewable energy revenue. Through the completion of the Vibrant Transaction on January 27, 2021, we distributed generation solar power to commercial and industrial customers under the Vibrant name in India. Accordingly, we did not generate revenue within our Renewable Energy segment during the three months ended June

30, 2021. For the three months ended June 30, 2020, our renewable energy operations generated $0.9 million of revenue.

Managed Services revenue. Managed Services revenue is generated within our International Telecom segment and includes network, application, infrastructure, and hosting services.

Managed Services revenue decreased by $0.4 million, or 20.0%, to $1.6 million from $2.0 million for the three months ended June 30, 2021 and 2020, respectively, primarily as a result of the impact of COVID-19 which resulted in a decrease in equipment sales and consulting services.

We expect that Managed Services revenue may increase if COVID-19 related travel restrictions continue to be lifted.

Construction revenue. Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended June 30, 2021, we recognized $9.3 million of construction revenue. As of June 30, 2021, 40% of the cell sites related to the FirstNet Agreement were completed and we expect that an additional 25% of the sites will be completed by the end of 2021. We expect the remaining sites to be completed during the first half of 2022.

Operating expenses

Cost of services. Cost of services are charges that we incur for voice and data transport circuits (in particular, the circuits between our Mobility sites and our switches, internet capacity, video programming costs, access fees we pay to terminate our calls, telecommunication spectrum fees and direct costs associated within our Managed Services and technology business. Cost of services also include expenses associated with developing, operating, upgrading and supporting our telecommunications networks, including the salaries and benefits paid to employees directly involved in the development and operation of those businesses, as well as bad debt reserves and the cost of handsets and customer resale equipment incurred by our retail businesses.

Cost of services increased by $2.6 million, or 5.8%, to $48.5 million from $45.8 million for the three months ended June 30, 2021 and 2020, respectively. The net increase in cost of services, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of services increased by $2.2 million, or 7.1%, to $33.3 million from $31.1 million, for the three months ended June 30, 2021 and 2020, respectively. This increase was primarily related to the increase in the demand for our products as well as expenses, such as facility and utility costs, incurred during the three months ended June 30, 2021 that were not incurred during the three months ended June 30, 2020 as a result of the impact of COVID-19 restrictions.

●	US Telecom. Cost of services within our US Telecom segment increased by $1.0 million, or 6.8%, to $15.6 million from $14.6 million for the three months ended June 30, 2021 and 2020, respectively, as a result of the further development of our private network business, an increase in data transport costs associated with the FirstNet Transaction and costs associated with our recent funding award under the CARES Act. These increases were partially offset by decreases in our wholesale long-distance voice services business.

We expect that cost of services may increase within our International and US Telecom segments due to an expected increase in roaming and other termination costs if COVID-19 related travel restrictions continue to be lifted. Within the US Telecom segment, we expect an increase in cost of services due to the anticipated expansion of our private network business, expenses associated with our recent funding award under the CARES Act and as a result of our performance under the FirstNet Transaction during the construction phase which is expected to be completed during the first half of 2022.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement and was $9.5 million during the three months ended June 30, 2021. As of June 30, 2021, 40% of the cell sites related to the FirstNet

Agreement were completed, and we expect that an additional 25% of sites will be completed by the end of 2021. We expect the remaining sites to be completed during the first half of 2022.

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

Selling, general and administrative expenses increased by $6.5 million, or 19.1%, to $40.7 million from $34.1 million for the three months ended June 30, 2021 and 2020, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $4.3 million, or 21.3%, to $24.5 million from $20.2 million for the three months ended June 30, 2021 and 2020, respectively. This increase was incurred within certain international markets primarily as a result of an increase in telecommunications license, legal and regulatory related fees, including a $1.1 million accrual for certain legal matters, as well as expenses incurred during the three months ended June 30, 2021 that were not incurred during the three months ended June 30, 2020 as a result of the impact of COVID-19. The three month period ended June 30, 2021 also includes additional legal and regulatory costs.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $1.9 million, or 31.1%, to $8.0 million from $6.1 million, for the three months ended June 30, 2021 and 2020, respectively, primarily as a result of increased spending within our expanding early stage private network business and within our Mobility retail operations.

●	Renewable Energy. We incurred $0.1 million and $0.9 million of selling, general and administrative expenses within our Renewable Energy segment during the three months ended June 30, 2021 and 2020.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $1.2 million, or 17.4%, to $8.1 million from $6.9 million for the three months ended June 30, 2021 and 2020, respectively, primarily related to increased non-cash equity compensation expense from the timing of the underlying annual grants, an increase in legal expenses and integration costs associated with the completion of the Alaska Transaction that were incurred during 2021.

Within our International Telecom segment, we expect that selling, general and administrative expenses may increase if COVID-19 related travel restrictions continue to be lifted. Within the US Telecom segment, we expect an increase due to the anticipated expansion of our early-stage private network business, expenses associated with our recent funding award under the CARES Act and as a result of our performance under the FirstNet Transaction, during its construction phase, which is expected to be completed during the first half of 2022. Our Corporate Overhead segment may also experience an increase in these expenses to support our expanding operations.

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

We incurred $1.4 million and a nominal amount of transaction-related charges during the three months ended June 30, 2021 and 2020, respectively. The transaction-related charges incurred during 2021 were primarily related to the Alaska Transaction.

 Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses decreased by $1.8 million, or 8.3%, to $20.2 million from $22.0 million for the three months ended June 30, 2021 and 2020, respectively.  The net decrease in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $0.3 million, or 2.1%, to $13.8 million from $14.1 million, for the three months ended June 30, 2021 and 2020, respectively. This decrease was a result of certain assets becoming fully depreciated in recent periods partially offset by recent upgrades and expansions to this segment’s network assets.

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $0.6 million, or 10.5%, to $5.1 million from $5.7 million, for the three months ended June 30, 2021 and 2020, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods partially offset by capital expenditures within our early-stage private network and US Mobility businesses.

●	Renewable Energy. We incurred no depreciation expense and $0.5 million of depreciation expense within our Renewable Energy segment during the three months ended June 30, 2021 and 2020, respectively.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $0.4 million, or 23.5%, to $1.3 million from $1.7 million, for the three months ended June 30, 2021 and 2020, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

We expect depreciation and amortization expense to increase in our International Telecom, US Telecom and Corporate Overhead segments as we acquire tangible assets to expand or upgrade our telecommunications networks.

Loss on disposition of long-lived assets.   During the three months ended June 30, 2021, we recorded a loss on the disposition of long-lived assets of $0.7 million, primarily related to the Vibrant Transaction.

During the three months ended June 30, 2020, we recorded a loss on the disposition of long-lived assets of $0.1 million on the disposition of long lived assets within our US mobility and Renewable Energy operations.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances.

Interest income decreased to a nominal amount from $0.1 million for the three months ended June 30, 2021 and 2020, respectively, as a result of a reduction in the balances of our cash, cash equivalents and short-term investments as well as our return on those balances.

Interest expense.   We incur interest expense on the Viya Debt and the One Communications Debt (each as defined below), as well as commitment fees, letter of credit fees and the amortization of debt issuance costs on our 2019 CoBank Credit Facility (as defined below). During the three months ended June 30, 2021, we also incurred interest expense related to borrowings under the Receivables Credit Facility (as defined below) and incurred interest expense on those borrowings as well as the amortization of debt issuance costs.

Interest expense decreased to $1.1 million from $1.6 million for the three months ended June 30, 2021 and 2020, respectively, as additional interest expense being incurred for new borrowings under the Receivables Credit Facility was offset by reduced debt balances within our International Telecommunications segment.

We expect that interest expense may increase in future periods as a result of future borrowings under the Receivables Credit Facility.

Other income (expense).   Other income (expense) represents miscellaneous non-operational income earned and expenses incurred.

For the three months ended June 30, 2021, other income (expense) was an expense of $0.1 million which was primarily related to losses from our non-controlling investments and on foreign currency transactions. These losses were partially offset by miscellaneous income generated during the quarter.

For the three months ended June 30, 2020, other income (expense) was income of $0.6 million which was primarily related to $0.4 million of income from non-controlling equity investments and $0.5 million of income related to certain employee benefit plans. This income was partially offset by $0.3 million relating to a net loss on foreign currency transactions.

Income taxes. Our effective tax rate for the three months ended June 30, 2021 and 2020 was (88.2%) and (37.0%), respectively.

The effective tax rate for the three months ended June 30, 2021 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate and (ii) discrete items including a $3.4 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration and a $0.5 million expense for interest on unrecognized tax positions.

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

Net income attributable to non-controlling interests, net of tax.  Net income attributable to non-controlling interests, net of tax reflected an allocation of income of $1.3 million and $3.6 million generated by our less than wholly owned subsidiaries for the three months ended June 30, 2021 and 2020, respectively, a decrease of $2.3 million, or 64.9%. Changes in net income attributable to non-controlling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Net income attributable to non-controlling interests, net of tax decreased by $0.7 million, or 28.0%, to $1.8 million from $2.5 million for the three months ended June 30, 2021 and 2020, respectively, primarily as a result of an increase in our ownership in certain less than wholly owned profitable subsidiaries as well as a decrease in profitability in other less than wholly owned subsidiaries.

●	US Telecom. Net income attributable to non-controlling interests, net of tax decreased by $1.7 million to an allocation of losses of $0.6 million from an allocation of income of $1.1 million for the three months ended June 30, 2021 and 2020, respectively, primarily as a result of decreased profitability at certain less than wholly owned subsidiaries within our US Mobility retail operations and an allocation of certain costs associated with the Alaska Transaction to the minority shareholder of that subsidiary.

Net income attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders was $2.0 million and $4.7 million for the three months ended June 30, 2021 and 2020, respectively.

On a per diluted share basis, net income (loss) was $0.13 and $0.30 per diluted share for the three months ended June 30, 2021 and 2020, respectively.

Selected Segment Financial Information

The following represents selected segment information for the six months ended June 30, 2021 and 2020 (in thousands):

For the Six Months Ended June 30, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$44,575	$5,267	$—	$—	$49,842
Fixed	117,873	12,248	—	—	130,121
Carrier Services	4,406	38,774	—	—	43,180
Other	456	—	—	—	456
Total Communication Services Revenue	167,310	56,289	—	—	223,599
Other
Renewable Energy	—	—	418	—	418
Managed Services	2,726	—	—	—	2,726
Construction	—	21,632	—	—	21,632
Total Other Revenue	2,726	21,632	418	—	24,776
Total Revenue	170,036	77,921	418	—	248,375

Operating income (loss)	27,786	(1,090)	(1,433)	(19,009)	6,254

For the Six Months Ended June 30, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility	$39,198	$4,770	$—	$—	$43,968
Fixed	115,056	9,762	—	—	124,818
Carrier Services	3,541	40,927	—	—	44,468
Other	891	—	—	—	891
Total Communication Services Revenue	158,686	55,459	—	—	214,145
Other
Renewable Energy	—	—	2,196	—	2,196
Managed Services	3,663	—	—	—	3,663
Total Other Revenue	3,663	—	2,196	—	5,859
Total Revenue	162,349	55,459	2,196	—	220,004

Operating income (loss)	28,005	4,019	(1,077)	(16,623)	14,324

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

A year-to-date comparison of our segment results is as follows:

International Telecom.  Revenues within our International Telecom segment increased $7.7 million, or 4.7%, to $170.0 million from $162.3 million for the six months ended June 30, 2021 and 2020, respectively, as a result of an increase in Fixed and Mobility subscribers and average revenue per subscriber within all of our international markets. In addition, certain international markets recognized an increase in Carrier Services revenue as a result of increased tourism as certain COVID-19 related travel and stay-at-home restrictions were lifted during the latter half of the six months ended June 30, 2021.

Operating expenses within our International Telecom segment increased by $7.9 million, or 5.9%, to $142.2 million from $134.3 million for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily the result of an increase in direct costs incurred in connection with the increase in this segment’s revenue, increased legal and regulatory costs and certain costs being incurred during the six months ended June 30, 2021 that were not incurred during the six months ended June 30, 2020 as a result of the impact of COVID-19 restrictions.

As a result, our International Telecom segment’s operating income decreased $0.2 million, or 0.7%, to $27.8 million from $28.0 million.

US Telecom.  Revenue within our US Telecom segment increased by $22.4 million, or 40.4%, to $77.9 million from $55.5 million for the six months ended June 30, 2021 and 2020, respectively, primarily as a result of an increase in construction revenue from the FirstNet Transaction and an increase in Fixed revenues, including broadband services, partially offset by reductions in Carrier Services revenue.

Operating expenses within our US Telecom segment increased by $27.5 million, or 53.4%, to $79.0 million from $51.5 million for the six months ended June 30, 2021 and 2020, respectively, as a result of construction costs and other expenses being incurred in connection with the FirstNet Transaction, costs associated with the CARES Act-funded build-out of rural broadband operations, costs to further fund our private network business and certain costs being incurred during the six months ended June 30, 2021 that were not incurred during the six months ended June 30, 2020 as a result of the impact of COVID-19 restrictions. The three month period ended June 30, 2021 also includes additional legal and regulatory costs.

As a result of the above, our US Telecom segment’s operating income decreased $5.1 million to a loss of $1.1 million from income of $4.0 million for the six months ended June 30, 2021 and 2020, respectively.

Renewable Energy.  Through the completion of the Vibrant Transaction on January 27, 2021, we distributed generation solar power to commercial and industrial customers under the Vibrant name in India. Accordingly, we did not generate revenue or incur operating expenses within our Renewable Energy segment subsequent to that date. For the six months ended June 30, 2020, we generated revenue, incurred operating expenses and reported an operating loss of $2.2 million, $3.3 million and $1.1 million, respectively.

The following represents a year over year discussion and analysis of our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)

REVENUE:
Communication services	$223,599	$214,145	$9,454	4.4%
Other	24,776	5,859	18,917	322.9
Total revenue	248,375	220,004	28,371	12.9
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of services	97,986	92,439	5,547	6.0
Cost of construction revenue	22,142	—	22,142	100.0
Selling, general and administrative	78,344	68,552	9,792	14.3
Transaction-related charges	2,126	116	2,010	1,732.8
Depreciation and amortization	40,662	44,509	(3,847)	(8.6)
Loss on disposition of long-lived assets	861	64	797	1,245.3
Total operating expenses	242,121	205,680	36,441	17.7
Income from operations	6,254	14,324	(8,070)	(56.3)
OTHER INCOME (EXPENSE):
Interest income	40	309	(269)	(87.1)
Interest expense	(2,285)	(2,730)	445	(16.3)
Other expense	2,309	(2,310)	4,619	(200.0)
Other expense, net	64	(4,731)	4,795	(101.4)
INCOME BEFORE INCOME TAXES	6,318	9,593	(3,275)	(34.1)
Income tax expense	(1,247)	(1,149)	(98)	8.5
NET INCOME	7,565	10,742	(3,177)	(29.6)
Net income attributable to non-controlling interests, net of tax:	(2,842)	(7,009)	4,167	(59.5)
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$4,723	$3,733	$990	26.5%

Communications services revenue

Mobility revenue. Mobility revenue increased by $5.8 million, or 13.2%, to $49.8 million for the six months ended June 30, 2021 from $44.0 million for the six months ended June 30, 2020. The increase in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $5.4 million, or 13.8%, to $44.6 million for the six months ended June 30, 2021 from $39.2 million for the six months ended June 30, 2020 as a result of an increase in subscribers and the average revenue per subscriber due to the impact that COVID-19 related travel and stay-at-home restrictions had during the six months ended June 30, 2020.

●	US Telecom. Mobility revenue within our US Telecom segment increased by $0.5 million, or 10.4%, to $5.3 million from $4.8 million for the six months ended June 30, 2021 and 2020 as a result of an increase in retail subscribers and revenue generated by our early stage private network business. These increases were offset by a decrease in the average revenue per subscriber.

Fixed communications revenue. Fixed communications revenue increased by $5.3 million, or 4.2%, to $130.1 million from $124.8 million for the six months ended June 30, 2021 and 2020, respectively. The increase in Fixed communications revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed communications revenue increased by $2.8 million, or 2.4%, to $117.9 million from $115.1 million, for the six months ended June 30, 2021 and 2020, respectively, primarily as a result of an increase in Fixed broadband services in order to enable remote working during the COVID-19 pandemic. This increase was partially offset by a decrease in revenue from certain enterprise customers, such as hotels, which continued to be impacted by the effects of COVID-19 related travel and stay-at-home restrictions.

●	US Telecom. Fixed communications revenue within our US Telecom segment increased by $2.4 million, or 24.5%, to $12.2 million from $9.8 million for the six months ended June 30, 2021 and 2020, respectively. This increase was related to an increase in usage for both enterprise and residential subscribers to support remote working and better connectivity during the COVID-19 pandemic partially offset by a reduction in the average revenue per user.

Carrier Services revenue. Carrier Services revenue decreased by $1.3 million, or 2.9%, to $43.2 million from $44.5 million for the six months ended June 30, 2021 and 2020, respectively. The decrease, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $0.9 million, or 25.7%, to $4.4 million from $3.5 million for the six months ended June 30, 2021 and 2020, respectively, as a result of increased roaming revenues due to increased tourism within most of our International Telecom markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $2.1 million, or 5.1%, to $38.8 million from $40.9 million, for the six months ended June 30, 2021 and 2020, respectively, primarily as a result of the 2020 restructuring of certain carrier contracts.

Other communications services revenue. Other communications services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers. Other communications services revenue decreased to $0.5 million from $0.9 million for the six months ended June 30, 2021 and 2020, respectively.

Other revenue

Renewable energy revenue. Renewable energy revenue decreased by $1.8 million to $0.4 million from $2.2 million for the six months ended June 30, 2021 and 2020, respectively, as a result of the impact of the Vibrant Transaction.

Managed Services revenue. Managed Services revenue decreased by $1.0 million, or 27.0%, to $2.7 million from $3.7 million for the six months ended June 30, 2021 and 2020, respectively, primarily as a result of the impact of COVID-19 which resulted in a decrease in equipment sales and consulting services.

Construction revenue. During the six months ended June 30, 2021, we recognized $21.6 million of construction revenue. As of June 30, 2021, 40% of the cell sites related to the FirstNet Agreement were complete with an expected and we expect that an additional 25% of the sites will be completed by the end of 2021. We expect the remaining sites to be completed during the first half of 2022.

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

Cost of services increased by $5.5 million, or 6.0%, to $98.0 million from $92.4 million for the six months ended June 30, 2021 and 2020, respectively. The net increase in cost of services, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of services increased by $3.1 million, or 4.8%, to $67.7 million from $64.6 million, for the six months ended June 30, 2021 and 2020, respectively. This increase was primarily related to the increase in the demand for our products as well as expenses, such as facility and utility costs, incurred during the six months ended June 30, 2021 that were not incurred during the six months ended June 30, 2020 as a result of the impact of COVID-19.

●	US Telecom. Cost of services within our US Telecom segment increased by $3.1 million, or 11.2%, to $30.7 million from $27.6 million for the six months ended June 30, 2021 and 2020, respectively, as a result of an increase in data transport costs in connection with the FirstNet Transaction partially offset by decreases in our wholesale long-distance voice services businesses.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement and was $22.1 million during the six months ended June 30, 2021. As of June 30, 2021, 40% of the cell sites related to the FirstNet Agreement were completed, and we expect that an additional 25% of sites will be completed by the end of 2021. We expect the remaining sites to be completed during the first half of 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $9.8 million, or 14.3%, to $78.3 million from $68.6 million for the six months ended June 30, 2021 and 2020, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $5.7 million, or 13.8%, to $47.0 million from $41.3 million for the six months ended June 30, 2021 and 2020, respectively. This increase was incurred within certain international markets primarily as a result of an increase in legal and regulatory related fees, including a $1.1 million accrual for certain legal matters, as well as expenses incurred during the six months ended June 30, 2021 that were not incurred during the six months ended June 30, 2020 as a result of the impact of COVID-19.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $3.6 million, or 29.3%, to $15.9 million from $12.3 million, for the six months ended June 30, 2021 and 2020, respectively, primarily as a result of increased spending within our expanding early stage private network business and within our Mobility retail operations.

●	Renewable Energy. Selling, general and administrative expenses within our Renewable Energy segment decreased $1.5 million to $0.4 million from $1.9 million for the six months ended June 30, 2021 and 2020, respectively, as a result of the Vibrant Transaction.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $2.0 million, or 15.4%, to $15.0 million from $13.1 million, for the six months ended June 30, 2021 and 2020, respectively, primarily related to increased non-cash equity compensation expense from the timing of the underlying annual grants, an increase in legal expenses and integration costs associated with the completion of the Alaska Transaction that were incurred during 2021.

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

We incurred $2.1 million and a nominal amount of transaction-related charges during the six months ended June 30, 2021 and 2020, respectively. The transaction-related charges incurred during 2021 were primarily related to the Alaska Transaction.

 Depreciation and amortization expenses.  Depreciation and amortization expenses decreased by $3.8 million, or 8.5%, to $40.7 million from $44.5 million for the six months ended June 30, 2021 and 2020, respectively.  The net decrease in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $0.8 million, or 2.8%, to $27.6 million from $28.4 million, for the six months ended June 30, 2021 and 2020, respectively. This decrease was a result of certain assets becoming fully depreciated in recent periods partially offset by recent upgrades and expansions to this segment’s network assets.

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $1.3 million, or 11.2%, to $10.3 million from $11.6 million, for the six months ended June 30, 2021 and 2020, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods partially offset by capital expenditures within our US Mobility and early-stage private network business.

●	Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment decreased by $0.9 million to $0.2 million from $1.1 million for the six months ended June 30, 2021 and 2020, respectively, as a result of the Vibrant Transaction.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $0.8 million, or 23.5%, to $2.6 million from $3.4 million, for the six months ended June 30, 2021 and 2020, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

Loss on disposition of long-lived assets.   During the six months ended June 30, 2021, we recorded a loss on the disposition of long-lived assets of $0.9 million, primarily related to the Vibrant Transaction.

During the six months ended June 30, 2020, we recorded a loss on the disposition of long-lived assets of $0.1 million primarily as a result of the disposal of miscellaneous assets within our US mobility and renewable energy operations.

Interest income. Interest income decreased to a nominal amount from $0.3 million for the six months ended June 30, 2021 and 2020, respectively, as a result of a reduction in the balances of our cash, cash equivalents and short-term investments as well as our return on those balances.

Interest expense.   Interest expense decreased to $2.3 million from $2.7 million for the six months ended June 30, 2021 and 2020, respectively, as additional interest expense being incurred for new borrowings under the Receivables Credit Facility was offset by reduced debt balances within our International Telecommunications segment.

Other income (expense).   Other income (expense) represents miscellaneous non-operational income earned and expenses incurred.

For the six months ended June 30, 2021, other income (expense) was income of $2.3 million which was primarily related to gains from our non-controlling investments partially offset by a net loss on foreign currency transactions.

For the six months ended June 30, 2020, other expenses was an expense of $2.3 million which was primarily related to $1.4 million of losses related to non-controlling investments and $1.3 million related to net losses on foreign currency transactions. These expenses were partially offset by $0.4 million of income related to certain employee benefit plans.

Income taxes. Our effective tax rate for the six months ended June 30, 2021 and 2020 was (19.7%) and (12.0%) respectively.

The effective tax rate for the six months ended June 30, 2021 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate and (ii) discrete items including a $3.4 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration and a $1.0 million expense for interest on unrecognized tax positions.

The effective tax rate for the six months ended June 30, 2020 was primarily impacted by the following items: (i) the remeasurement of a forecasted domestic loss at a higher tax rate due to carryback provisions as provided by the CARES Act, (ii) the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in India where we cannot benefit from those losses as required by ASC 740-270-30-36(a), and (iii) discrete items including a $2.9 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, a $1.0 million expense for interest on unrecognized tax positions, a $0.4 million expense to record a valuation allowance against an investment write-down which cannot be benefitted for tax purposes, and a $0.3 million benefit (net) related to the remeasurement of existing losses and temporary differences at a higher tax rate due to carryback provisions as provided by the CARES Act.

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

Net income attributable to non-controlling interests, net of tax.  Net income attributable to non-controlling interests, net of tax reflected an allocation of $2.8 million and $7.0 million of income generated by our less than wholly owned subsidiaries for the six months ended June 30, 2021 and 2020, respectively, a decrease of $4.2 million, or 59.5%. Changes in net income attributable to non-controlling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Net income attributable to non-controlling interests, net of tax decreased by $1.5 million, or 30.0%, to $3.5 million from $5.0 million for the six months ended June 30, 2021 and 2020, respectively, primarily as a result of an increase in our ownership in certain less than wholly owned profitable subsidiaries as well as a decrease in profitability in other less than wholly owned subsidiaries.

●	US Telecom. Net income attributable to non-controlling interests, net of tax decreased by $2.0 million to $0.1 million from $2.1 million for the six months ended June 30, 2021 and 2020, respectively, primarily as a result of decreased profitability at certain less than wholly owned subsidiaries within our US Mobility retail operations and an allocation of certain costs associated with the Alaska Transaction to the minority shareholder of that subsidiary.

Net income attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders was $4.7 million and $3.7 million for the six months ended June 30, 2021 and 2020, respectively.

On a per diluted share basis, net income was $0.30 and $0.23 per diluted share for the six months ended June 30, 2021 and 2020, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For a discussion of ongoing proceedings, see Note 14 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Tax Reform

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, has resulted in significant changes to the US corporate income tax system and the US Virgin Islands mirror code which replaces “United States” with “US Virgin Islands” throughout the Internal Revenue Code. The Tax Act transitions international taxation from a worldwide system to a modified territorial system and includes two base erosion prevention measures on non-US earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to US taxation as global intangible low taxed income (“GILTI”), eliminates the deduction of certain payments made to related foreign corporations, and imposes a minimum tax if greater than regular tax under the base-erosion and anti-abuse tax (“BEAT”). These changes became effective beginning in 2018 but did not have an impact on us in the initial or following years. Based on our forecasted income for 2021, we are not currently projecting a GILTI inclusion. We do not expect we will be subject to BEAT and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the quarter ended June 30, 2021.

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

Total liquidity.  As of June 30, 2021, we had approximately $96.0 million in cash, cash equivalents and restricted cash. Of this amount, $40.1 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $87.7 million of debt, net of unamortized deferred financing costs, as of June 30, 2021. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Uses of Cash

Acquisitions and investments.  We have historically funded our acquisitions with a combination of cash-on-hand, borrowings under our credit facilities as well as equity investor and seller financings.

Alaska Transaction. On July 22, 2021, Alaska Communications entered into a new debt financing in connection with the Alaska Transaction. See Acquisition of Alaska Communications System Group, Inc.

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

Cash used in investing activities. Cash used in investing activities was $25.3 million and $54.7 million for the six months ended June 30, 2021 and 2020, respectively. The net decrease in cash used for investing activities of $29.4 million was primarily related to $18.6 million and $3.3 million in cash received during the six months ended June 30, 2021 from the Vibrant Transaction and government grants, respectively, partially offset by increases in cash used for capital expenditures and strategic investments of $10.0 million and $2.5 million, respectively. In addition, the six months ended June 30, 2020 includes $20.0 million for the acquisition of telecommunications licenses.

 Cash used in financing activities.   Cash used in financing activities was $11.2 million and $22.0 million during the six months ended June 30, 2021 and 2020, respectively.  The decrease in cash used for financing activities of $10.8 million was primarily related to cash received for borrowings and cash used for principal repayments under the Receivables Credit Facility of $17.6 million and $0.4 million, respectively, within the six months ended June 30, 2021. Cash used for debt issuance costs and for distributions to non-controlling interests each declined by $1.1 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 and cash used for the repurchase of our common stock under the 2016 Repurchase Plan (as defined below) decreased by $0.2 million. Partially offsetting these amounts was an $8.8 million increase in cash used to acquire non-controlling interests in One Communications (our subsidiary in Bermuda and the Cayman Islands.

Working Capital.  Historically, we have internally funded our working capital needs. Pursuant to the FirstNet Agreement, AT&T has the option to repay construction costs, with interest, over an eight-year period. To fund the working capital needs created by AT&T’s option to extend its payment terms, we completed the Receivables Credit Facility, as discussed below, on March 26, 2020.

Capital expenditures.  Historically, a significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks and to expand our previously owned renewable energy operations.

For the six months ended June 30, 2021 and 2020, we spent approximately $41.9 million and $32.0 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Renewable	Corporate and
Six months ended June 30,	Telecom	Telecom	Energy	Other (1)	Consolidated
2021	$21,843	$18,792	$—	$1,297	$41,932
2020	19,929	8,883	1,634	1,519	31,965

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  Such investments include the upgrade and expansion of both our Mobility and Fixed telecommunications networks as well as our service delivery platforms. For 2021, we expect International Telecom capital expenditures to be approximately $45 million to $55 million. In the US Telecom segment, we expect capital expenditures to be approximately $45 million to $50 million, excluding Alaska Communications Systems for 2021.

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

Dividends.  We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the three months ended June 30, 2021, our Board of Directors declared $2.7 million of dividends to our stockholders which includes a $0.17 per share dividend declared on June 10, 2021 and paid on July 9, 2021. We have declared quarterly dividends for the last 90 fiscal quarters.

Stock Repurchase Plan. On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We repurchased $1.7 million and $2.2 million of our common stock under the 2016 Repurchase Plan during the three months and six months ended June 30, 2021, respectively. We repurchased $0.8 million and $2.4 million of our common stock under the 2016 Repurchase Plan during the three months and six months ended June 30, 2020, respectively. As of June 30, 2021, we have $28.7 million authorized and available for share repurchases under the 2016 Repurchase Plan.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $27.5 million for the six months ended June 30, 2021 as compared to $40.4 million for the six months ended June 30, 2020.  The decrease of $13.0 million was primarily related to a decrease in operating income and an increase in working capital primarily as a part of the FirstNet construction project.

Credit facility.  On April 10, 2019, we entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (the “2019 CoBank Credit Facility”).  The 2019 CoBank Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $16.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of June 30, 2021.  The 2019 CoBank Credit Facility matures on April 10, 2024.

Amounts borrowed under the 2019 CoBank Credit Facility bear interest at a rate equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging between 1.25% to 2.25% or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.25%.  Swingline loans bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the higher of (x) LIBOR for an interest period of one month and (y) LIBOR for an interest period of one week; (ii) the Federal Funds Effective Rate (as defined in the 2019 CoBank Credit Facility) plus 0.50% per annum; and (iii) the Prime Rate (as defined in the 2019 CoBank Credit Facility). The applicable margin is determined based on the Total Net Leverage Ratio (as defined in the 2019 CoBank Credit Facility). Under the terms of the 2019 CoBank Credit Facility, we must also pay a fee ranging from 0.150% to 0.375% of the average daily unused portion of the 2019 CoBank Credit Facility over each calendar quarter.

 The 2019 CoBank Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. Our investments in “unrestricted” subsidiaries and certain dividend payments to our stockholders are not limited unless the Total Net Leverage Ratio is equal to or greater than 1.75 to 1.0. The Total Net Leverage Ratio is measured each fiscal quarter and is required to be less than or equal to 2.75 to 1.0. In the event of a Qualifying Acquisition (as defined in the 2019 CoBank Credit Facility), the Total Net Leverage Ratio increases to 3.25 to 1.0 for the subsequent three fiscal quarters.

The 2019 CoBank Credit Facility also provides for the incurrence by us of incremental term loan facilities, when combined with increases to revolving loan commitments, in an aggregate amount not to exceed $200 million (the “Accordion”).  Amounts borrowed under the Accordion are also subject to proforma compliance with a net leverage ratio financial covenant.

As of June 30, 2021, we were in compliance with all of the financial covenants, had no outstanding borrowings and, net of the $16.0 million of outstanding performance letters of credit, had $184.0 million of availability under the

2019 CoBank Credit Facility. On July 20, 2021, and in connection with the Alaska Transaction, the Company drew $73.0 million from its 2019 CoBank Credit Facility (see Acquisition of Alaska Communications System Group, Inc.) and subsequently repaid $10.0 million of that amount.

Alaska Credit Facility

On July 22, 2021, Alaska Communications entered into a new credit facility to provide debt financing associated with the Alaska Transaction. See Note 15 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

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

As of June 30, 2021, we had $17.2 million outstanding, of which $2.3 million was current, and $57.4 million of availability under the Receivables Credit Facility. We capitalized $0.9 million of fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.8 million were unamortized at June 30, 2021.

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

As of June 30, 2021, $60.0 million of the Viya Debt remained outstanding and $0.5 million of the rate lock fee was unamortized.

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

As a condition of the One Communications Debt, we were required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, we entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of June 30, 2021, the swap had an unamortized notional amount of $6.8 million.

We capitalized $0.3 million of fees associated with the One Communications Debt which are being amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of June 30, 2021, $11.6 million of the One Communications Debt was outstanding and $0.1 million of the capitalized fees remained unamortized.

Factors Affecting Sources of Liquidity

Internally generated funds. The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications and renewable energy industries.

Restrictions under Credit Facility.  Our 2019 CoBank Credit Facility contains customary representations, warranties and covenants, including covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.

In addition, the 2019 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2021, we were in compliance with all of the financial covenants of the 2019 CoBank Credit Facility.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the three and six months ended June 30, 2021, we recorded $0.3 million and $0.4 million, respectively, in losses on foreign currency transactions. During the three and six months ended June 30, 2020, we recorded $0.3 million and $1.3 million, respectively, in losses on foreign currency transactions. With the completion of the Vibrant Transaction, we have limited exposure to the Indian Rupee. We will continue to assess the impact of our exposure to the Guyana Dollar.

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

Interest Rate Sensitivity.    As of June 30, 2021, we had $4.8 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our 2019 CoBank Credit Facility.

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Alaska Communications Business

We may have difficulties integrating the operations and business of Alaska Communications with our own.

The Alaska Transaction is the largest and most significant acquisition we have undertaken for a number of years. The complexities of the integration and expansion of Alaska Communications’ operations are not yet known. We have devoted and will continue to devote a significant amount of time and attention to integrating these operations with our existing operations teams. Among the challenges we face in doing so are the need to integrate a large number of new employees and integrating and aligning numerous business and work processes, including information technology and cyber security systems. If we have other difficulties with the transition process, it could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

We may not be able to realize the growth or synergies we expect from the Alaska Transaction.

We have announced that we plan to grow the Alaska Communications business by building additional anchor tenant and fiber projects and taking advantage of government funding opportunities to strategically grow its network. In addition, we have announced that we expect synergies resulting from the transaction to be approximately $2.0 million over the next 18 months. There can be no assurance as to whether, when or on what terms we will be able to invest in, acquire or build any assets, fiber projects, or additional business or participate in any government funding programs to strategically grow the Alaska Communications business, or to recognize anticipated synergies, and, accordingly, to realize the perceived benefits of the Alaska Transaction.

The successful operation and growth of our businesses depends on economic conditions in Alaska.

The vast majority of Alaska Communications’ customers and operations are located in Alaska. Due to this geographical concentration, the successful operation and growth of the Alaska Communications businesses depends on economic conditions in Alaska. The Alaska economy, in turn, depends upon many factors, including:

●	the strength of the natural resources industries, particularly oil production and prices of crude oil;
●	the strength of the Alaska tourism industry;
●	the level of government and military spending; and
●	the continued growth of service industries.

The population of Alaska, which has declined marginally every year since 2016, is approximately 730,000 with Anchorage, Fairbanks and Juneau serving as the primary population and economic centers in the state.

It is estimated that one-third of Alaska’s economy is dependent on federal spending, one-third on natural resources, in particular the production of crude oil, and the remaining one-third on other activities such as tourism, mining, timber, seafood, international air cargo and miscellaneous support services.

Alaska’s economy is dependent on investment by oil companies, and state tax revenues correlate with the price of oil as the state assesses a tax based on the value of the oil that transits the pipeline from the North Slope. British Petroleum, one of the world’s major oil companies, is exiting Alaska and its Alaska operations and holdings are being taken over by a much smaller local company. The impact of this change on the state’s economy is uncertain.

Overall economic impacts from a sustained lower price of crude oil or any other matters that impact population decline or other economic impacts, if maintained over time, could have a material adverse effect on Alaska Communications’ results of operations and cash flow, and our ability to realize plans for growth in Alaska.

The telecommunications industry in Alaska is competitive and creates pressure on our pricing and customer retention efforts.

Alaska is a new market for us, with strong competitors that make it difficult for us to attract and retain customers, which could result in lower revenue and cash flow from operating activities. Our principal facilities-based competitor for voice and broadband services is GCI, which is also the dominant cable television provider in Alaska. In the business and wholesale market, GCI holds a dominant position through its extensive fiber optic, microwave and satellite based middle mile network as well as its undersea fiber cable network, where it owns and operates two of the four existing undersea fiber optic cables connecting Alaska to the contiguous states. In the consumer market, GCI bundles its cable video services with voice, broadband and mobile wireless services. Because the video and mobile wireless services we offer are limited, we are unable to offer competing bundles. GCI continues to expand its statewide reach, including with funding by federal subsidies that give it a substantial competitive advantage in the market.

With a long history of operating in Alaska, AT&T also has a terrestrial long-haul network in Alaska where the focus is on serving certain national customers. AT&T’s primary mass market focus in Alaska is providing mobile wireless services.

As we compete more extensively in the Alaska market, we are likely to face increased and new competition, both local and national. There can be no assurance that we will be able to successfully compete against larger or more established competitors, and the failure to compete effectively may adversely impact our ability to meet our growth and revenue plans may adversely impact our results of operations.

Alaska Credit Facility

On July 22, 2021, Alaska Communications entered into a Credit Agreement with Fifth Third Bank, National Association, as Administrative Agent, and the lenders party thereto to provide debt financing in the form of a revolving facility in an aggregate amount at any one time outstanding not to exceed $35.0 million and an initial term loan facility in the aggregate amount not to exceed $210.0 million (the “Alaska Credit Facility”). In connection with the Alaska Transaction, Alaska Communications drew $220 million from the new Alaska Credit Facility in the amounts of $210.0 million under the term loan and $10.0 million under the Alaska Revolving Facility. Pursuant to the Alaska Credit Facility, principal payments are due quarterly commencing in the fourth quarter of 2023 and Alaska Communications is required to maintain financial ratios including a maximum Consolidated Net Total Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the Alaska Credit Facility). While the Alaska Credit Facility is non-recourse to us, is guaranteed by the parent company to Alaska Communications and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications, its parent company and its wholly-owned subsidiaries.

The Alaska Credit Facility provides for events of default customary for credit facilities of this type, including non-payment defaults on other debt, misrepresentation, breach of covenants, representations and warranties, change of control, and insolvency and bankruptcy.  We are also subject to credit risk related to our counterparties on the swaps and to interest rate fluctuations on interest generated by our debt in excess of the notional term loans referenced above.  Any failure to comply with the restrictions of the Alaska Credit Facility or any subsequent financing agreements may result in an event of default. Such default may allow our creditors to accelerate the repayment of the related debt and may result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applies. In addition, these creditors may be able to terminate any commitments they had made to provide us with further funds.

The Rural Health Care program in Alaska is being audited by USAC, and we may be subject to forfeiture or fine.

Alaska Communications participates in the Universal Service Administration’s (“USAC”) Rural Health Care program and received inquiries and requests for information from USAC, which administers the program, in connection with both current funding requests and, beginning with a letter dated June 2, 2017 from USAC’s auditors, prior period support payments. After Alaska Communications responded to the initial request for information about support payments prior to 2017, USAC’s auditors asked Alaska Communications to comment on some preliminary audit findings, and it responded with a letter dated December 21, 2018. On February 24, 2020, Alaska Communications received a draft audit report from USAC that alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules. Alaska Communications has engaged in dialogue with USAC’s auditors and looks forward to resolving all of USAC’s concerns.

Alaska Communications also received a Letter of Inquiry on March 18, 2018, from the FCC Enforcement Bureau requesting historical information regarding its participation in the FCC’s Rural Health Care program. In response, Alaska Communications produced voluminous records throughout 2018 and into the first quarter of 2019. On November 5, 2019 and January 22, 2021 Alaska Communications received additional letters from the FCC Enforcement Bureau requesting additional information, to which it responded. To date, the FCC’s Enforcement Bureau has not asserted any claims or alleged any rule violations. Alaska Communications continues to work constructively with the FCC’s Enforcement Bureau to provide it the information it is seeking.

Similar audits of other companies have resulted in the FCC recouping certain previously awarded support funds, which could have a material adverse effect on our business, financial position, results of operations, and liquidity. At this time, we cannot predict the outcome of the USAC audit or the FCC Enforcement Bureau’s inquiry or the impact it may have on our business, financial condition, results of operations or liquidity.

Any change in federal or state funding could materially and adversely impact Alaska Communications’ financial position and results of operations.

Alaska Communications historically received federal high cost universal service payment revenues to support its wireline operations in high cost areas. In 2011, the FCC released a Transformation Order that established a new framework for high cost universal service support for price capped carriers that replaced existing support mechanisms that provide support to carriers that serve high-cost areas with new Connect America Fund (“CAF”) support mechanisms and service obligations that are focused on broadband Internet access services.

The FCC released its CAF Phase II order, specific to Alaska Communications as the only price capped carrier in Alaska, on October 31, 2016, pursuant to which Alaska Communications receives approximately [$19.7] million annually in order to meet certain buildout requirements in Alaska over a 10 year period. Funding under the new program generally requires Alaska Communications to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations. As a result, while Alaska Communications currently expects its High Cost Program support revenue to be relatively unchanged for the next five years, it also expects that the FCC will enact substantial changes regarding our High Cost Program support funding after 2025.

There can be no assurance that Alaska Communications will meet its CAF Phase II obligations utilizing the delivery of broadband Internet access using a fixed wireless platform in a capital-efficient manner or at all, and there is uncertainty regarding the future level of revenue as well as the future obligations tied to this funding. If Alaska Communications fails to meet its obligations under the CAF Phase II order, or requires substantial additional capital expenditures in order to meet the obligations under the timeline required, its revenue, results of operations and liquidity may be materially adversely impacted.

Labor costs and the terms of Alaska Communications’ principal collective bargaining agreement can negatively impact its ability to remain competitive, which could cause our financial performance to suffer.

Labor costs are a significant component of Alaska Communications’ expenses and, as of December 31, 2020, approximately 54% of its workforce is represented by the International Brotherhood of Electrical Workers (“IBEW”). The collective bargaining agreement (“CBA”) between Alaska Communications and the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for Alaska Communications and has significant economic impacts on it as the CBA relates to wage and benefit costs and work rules. We believe Alaska Communications’ labor costs are higher than our competitors who employ a non-unionized workforce because Alaska Communications is required by the CBA to contribute to the IBEW Health and Welfare Trust and the Alaska Electrical Pension Fund (“AEPF”) for benefit programs, including defined benefit pension plans and health benefit plans, that are not reflective of the competitive marketplace. Furthermore, work rules under the existing agreement limit Alaska Communications’ ability to efficiently manage its workforce and make the incremental cost of work performed outside normal work hours high. In addition, Alaska Communications may make strategic and operational decisions that require the consent of the IBEW. The IBEW may not provide consent when needed to execute upon strategic new initiatives or cost saving measures, it may require additional wages, benefits or other consideration be paid in return for its consent, or it may call for a work stoppage against Alaska Communications. Any deterioration in the relationship with the IBEW would have a negative impact on its operations and on our ability to achieve our plans for growth in Alaska.

Alaska Communications may incur substantial and unexpected liabilities arising out of its pension plans.

Alaska Communications is required by the CBA to contribute to the AEPF for benefit programs, including defined benefit pension plans and health benefit plans. Alaska Communications also maintains pension benefits for substantially all of its Alaska-based employees. The AEPF is a multi-employer pension plan to which Alaska Communications makes fixed, per employee, contributions through the CBA, which covers the IBEW represented workforce, and a special agreement, which covers most of its non-represented workforce. Because contribution requirements are fixed, Alaska Communications cannot easily adjust annual plan contributions to address its own financial circumstances. Currently, this plan is not fully funded, which means Alaska Communications may be subject to increased contribution obligations, penalties, and ultimately, it could incur a contingent withdrawal liability should it choose to withdraw from the AEPF for economic reasons. Alaska Communications’ contingent withdrawal liability is an amount based on its pro-rata share among AEPF participants of the value of the funding shortfall. This contingent liability becomes due and payable if Alaska Communications terminates its participation in the AEPF. Moreover, if another participant in the AEPF goes bankrupt, Alaska Communications would become liable for a pro-rata share of the bankrupt participant’s vested, but unpaid, liability for accrued benefits for that participant’s employees. This could result in a substantial unexpected contribution requirement and making such a contribution could have a material adverse effect on Alaska Communications’ cash position and other financial results. These sources of potential liability are difficult to predict.

These plans and activities have and will generate substantial cash requirements for Alaska Communications, and these requirements may increase beyond our expectations in future years based on changing market conditions could result in substantial liabilities on our balance sheet. The difference between projected plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of these pension plans and the ongoing funding requirements of those plans. Changes in interest rates, mortality rates, health care costs, early retirement rates, returns on investment and the market value of plan assets can affect the funded status of our defined benefit pension and cause volatility in the net periodic benefit cost and future funding requirements of the plans. In the future, we may be required to make additional contributions to our defined benefit plan. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.

Given the complexity of pension-related matters we may not, in every instance, be in full compliance with applicable requirements.

The lack of liquidity of our privately held investments may adversely affect our business.

Our subsidiaries and affiliates are typically private companies whose securities are not traded in any public market. In the past, we have partnered with other equity investors as well, and may have majority or minority holdings in certain investments. Investment agreements for both our majority and minority held subsidiaries often contain investor rights and obligations, such as rights of first refusal, co-sale, and "drag along" provisions related to liquidity events and transfers that may force us to sell or exit our holdings at times or on terms that are not optimal or limit our ability to sell or exit our holdings when we would like to. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises to satisfy the repurchase of such investments from our other equity investors in the event such company desires, or in the case of our Alaska Transaction, may be required to repurchase such securities pursuant to contractual arrangements. Such illiquidity could also cause us to miss other investment opportunities. There can also be no assurance that the Company’s investments will appreciate in value or that it will have the opportunity to divest such investments at acceptable prices or within the timeline envisaged because of market conditions. If any of the above circumstances arise, it could result in impairments to such investments, and could have a material adverse impact on our earnings, cash flow and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We have $28.7 million available to be repurchased under that plan as of June 30, 2021.

The following table reflects the repurchases by us of our common stock during the quarter ended June 30, 2021:

					(d)
					Maximum
					Number (or
				(c)	Approximate
			(b)	Total Number of	Dollar Value) of
	(a)		Average	Shares Purchased	Shares that May
	Total Number		Price	as Part of Publicly	be Purchased
	of Shares		Paid per	Announced Plans	Under the Plans or
Period	Purchased		Share	or Programs	Programs
April 1, 2021 — April 30, 2021	10,594	(1)	$45.94	9,800	$29,948,001
May 1, 2021 — May 31, 2021	3,073		45.96	3,073	29,806,778
June 1, 2021 — June 30, 2021	23,761		45.76	23,761	28,719,383

(1)	Includes 794 shares purchased on April 30, 2021 from our executive officers and other employees who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the 2016 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 5. Other Information

None

Item 6. Exhibits:

10.1#

Second Amendment to Network Build and Maintenance Agreement dated as of the 4th day of May, 2021 and effective as of the 1st day of January, 2021 by and between Commnet Wireless, LLC and AT&T Mobility LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on May 10, 2021).

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

ATN International, Inc.

Date: August 9, 2021	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: August 9, 2021	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer