Form 10-Q
period 2021-09-30
ATN International, Inc.
filed 2021-11-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, the registrant had outstanding 15,823,785 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended September 30, 2021

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations, including our expectations regarding the benefits of our acquisition of Alaska Communications; the impact of federal support program revenues; the impact of the novel coronavirus pandemic on the economies of the markets we serve, and on our business and operations; expectations regarding future revenue, operating income, EBITDA and capital expenditures; the competitive environment in our key markets, demand for our services and industry trends; our expectations regarding construction progress under our FirstNet agreement and the effect such progress will have on our financial results; expectations regarding litigation; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of our operations, including operating margins, revenues, capital expenditures, and the retention of and future growth of our subscriber base, including growth in our private networks business; (2) our ability to successfully integrate our newly acquired Alaska Communications business with our own and realize cost synergies and expansion plans; (3) our ability to maintain favorable roaming and other arrangements with our carrier customers; (4) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes in the telecommunications industry; (5) government regulation of our businesses, which may impact our FCC and other telecommunications licenses; (6) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (7) economic, political and other risks and opportunities facing our operations, including those resulting from the pandemic; (8) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (9) our ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (10) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage for these assets; (11) increased competition;  (12) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; and (13) our continued access to capital and credit markets.  These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” in each of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021, and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 9, 2021, and the other reports we file from time to time with the SEC.  The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$101,268	$103,925
Restricted cash	1,096	1,072
Short-term investments	434	—
Accounts receivable, net of allowances for credit losses of $14.3 million and $12.1 million, respectively	70,196	44,152
Customer receivable	3,430	1,227
Inventory, materials and supplies	8,254	5,504
Prepayments and other current assets	65,027	49,450
Assets held for sale	—	34,735
Total current assets	249,705	240,065
Fixed Assets:
Property, plant and equipment	1,689,780	1,252,780
Less accumulated depreciation	(773,946)	(716,318)
Net fixed assets	915,834	536,462
Telecommunication licenses, net	114,766	114,083
Goodwill	60,690	60,691
Intangible assets, net	53,529	6,995
Operating lease right-of-use assets	122,422	63,235
Customer receivable - long term	33,096	9,614
Other assets	77,342	52,566
Total assets	$1,627,384	$1,083,711
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3,762	$3,750
Current portion of customer receivable credit facility	3,295	—
Accounts payable and accrued liabilities	134,630	96,205
Dividends payable	2,695	2,703
Accrued taxes	9,350	7,501
Current portion of lease liabilities	14,256	12,371
Advance payments and deposits	35,022	24,681
Liabilities held for sale	—	717
Total current liabilities	203,010	147,928
Deferred income taxes	21,776	10,675
Lease liabilities, excluding current portion	96,031	51,082
Other liabilities	135,614	50,617
Customer receivable credit facility, net of current portion	22,486	—
Long-term debt, excluding current portion	345,073	69,073
Total liabilities	823,990	329,375
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests
Preferred redeemable noncontrolling interests	49,180	—
Common redeemable noncontrolling interests	22,640	—
Total redeemable noncontrolling interests	71,820	—
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,476,542 and 17,383,898 shares issued, respectively, 15,851,336 and 15,898,477 shares outstanding, respectively	172	172
Treasury stock, at cost; 1,625,206 and 1,485,421 shares, respectively	(66,004)	(59,456)
Additional paid-in capital	190,824	187,754
Retained earnings	504,966	516,901
Accumulated other comprehensive income	(666)	278
Total ATN International, Inc. stockholders’ equity	629,292	645,649
Noncontrolling interests	102,282	108,687
Total equity	731,574	754,336
Total liabilities, redeemable noncontrolling interests and equity	$1,627,384	$1,083,711

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
REVENUE:
Communication services	$155,298	$108,721	$378,897	$322,865
Other	11,462	3,018	36,238	8,878
Total revenue	166,760	111,739	415,135	331,743
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of services	70,732	45,106	168,717	137,545
Cost of construction revenue	5,855	390	27,997	390
Selling, general and administrative	53,360	35,079	131,705	103,633
Transaction-related charges	5,696	31	7,823	147
Depreciation	28,875	21,157	68,693	64,705
Amortization of intangibles from acquisitions	3,480	423	4,324	1,384
(Gain) loss on disposition of long-lived assets	(256)	(4)	605	60
Total operating expenses	167,742	102,182	409,864	307,864
Income from operations	(982)	9,557	5,271	23,879
OTHER INCOME (EXPENSE)
Interest income	42	118	83	427
Interest expense	(3,438)	(1,361)	(5,723)	(4,091)
Other income (expense)	(385)	(2,031)	1,923	(4,341)
Other income (expense), net	(3,781)	(3,274)	(3,717)	(8,005)
INCOME (LOSS) BEFORE INCOME TAXES	(4,763)	6,283	1,554	15,874
Income tax provision (benefit)	(288)	92	(1,535)	(1,057)
NET INCOME (LOSS)	(4,475)	6,191	3,089	16,931
(Net income) loss attributable to noncontrolling interests, net of tax expense (benefit) of $(1.2) million, $0.2 million, $(0.8) million, and $0.8 million, respectively.	1,856	(3,530)	(986)	(10,538)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(2,619)	$2,661	$2,103	$6,393
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(0.22)	$0.17	$0.08	$0.40
Diluted	$(0.22)	$0.17	$0.08	$0.40
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,860	15,962	15,891	15,946
Diluted	15,860	16,011	15,901	15,990
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.17	$0.17	$0.51	$0.51

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(In Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(4,475)	$6,191	$3,089	$16,931
Other comprehensive income (loss):
Foreign currency translation adjustment	(604)	1,521	(1,014)	(1,113)
Unrealized gain (loss) on derivatives	10	35	70	(143)
Other comprehensive income (loss), net of tax	(594)	1,556	(944)	(1,256)
Comprehensive income (loss)	(5,069)	7,747	2,145	15,675
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,856	(3,530)	(986)	(10,538)
Comprehensive income (loss) attributable to ATN International, Inc.	$(3,213)	$4,217	$1,159	$5,137

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Redeemable Noncontrolling Interests			Total Equity
	Redeemable	Redeemable	Total		Treasury	Additional		Redeemable	Other	ATNI	Non-
	Preferred	Common	Redeemable	Common	Stock,	Paid In	Retained	Common	Comprehensive	Stockholders’	Controlling	Total
	Units	Units	Noncontrolling Interests	Stock	at cost	Capital	Earnings	Units	Income/(Loss)	Equity	Interests	Equity
Balance, June 30, 2021	$—	$—	$—	$172	$(63,388)	$189,006	$516,208	$—	$(72)	$641,926	$99,260	$741,186
Issuance of 48,334 preferred units	48,334	—	48,334	—	—	—	—	—	—	—	—	—
Issuance of 23,199 common units	—	22,640	22,640	—	—	—	—	—	—	—	—	—
Purchase of 58,378 shares of common stock	—	—	—	—	(2,616)	—	—	—	—	(2,616)	—	(2,616)
Stock-based compensation	—	—	—	—	—	1,435	—	—	—	1,435	99	1,534
Exercise of stock options	—	—	—	—	—	383	—	—	—	383	—	383
Noncontrolling interests in acquired entity	—	—	—	—	—	—	—	—	—	—	470	470
Dividends declared on common stock ($0.17 per common share)	—	—	—	—	—	—	(2,694)	—	—	(2,694)	(335)	(3,029)
Accrued dividend on redeemable preferred	846	—	846	—	—	—	(846)	—	—	(846)	—	(846)
Repurchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(439)	(439)
Deemed dividend - redeemable common units	—	5,083	5,083	—	—	—	(5,083)	5,083	—	—	—	—
Comprehensive income:
Net income (loss)	—	(5,083)	(5,083)	—	—	—	(2,619)	(5,083)	—	(7,702)	3,227	(4,475)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(594)	(594)	—	(594)
Total comprehensive income (loss)	—	—	—	—	—	—	(2,619)	(5,083)	(594)	(8,296)	3,227	(5,069)
Balance, September 30, 2021	$49,180	$22,640	$71,820	$172	$(66,004)	$190,824	$504,966	$—	$(666)	$629,292	$102,282	$731,574

Balance, June 30, 2020	$—	$—	$—	$172	$(55,316)	$189,785	$540,183	$—	$(6,094)	$668,730	$128,913	$797,643
Purchase of 80,754 shares of common stock	—	—	—	—	(4,140)	—	—	—	—	(4,140)	—	(4,140)
Stock-based compensation	—	—	—	—	—	1,793	—	—	—	1,793	94	1,887
Dividends declared on common stock ($0.17 per common share)	—	—	—	—	—	—	(2,725)	—	—	(2,725)	(962)	(3,687)
Repurchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(4,852)	(4,852)
Comprehensive income:
Net income	—	—	—	—	—	—	2,661	—	—	2,661	3,530	6,191
Other comprehensive income	—	—	—	—	—	—	—	—	1,556	1,556	—	1,556
Total comprehensive income	—	—	—	—	—	—	2,661	—	1,556	4,217	3,530	7,747
Balance, September 30, 2020	$—	$—	$—	$172	$(59,456)	$191,578	$540,119	$—	$(4,538)	$667,875	$126,723	$794,598

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Redeemable Noncontrolling Interests			Total Equity
	Redeemable	Redeemable	Total		Treasury	Additional		Redeemable	Other	ATNI	Non-
	Preferred	Common	Redeemable	Common	Stock,	Paid In	Retained	Common	Comprehensive	Stockholders’	Controlling	Total
	Units	Units	Noncontrolling Interests	Stock	at cost	Capital	Earnings	Units	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2020	$—	$—	$—	$172	$(59,456)	$187,754	$516,901	$—	$278	$645,649	$108,687	$754,336
Issuance of 48,334 preferred units	48,334	—	48,334	—	—	—	—	—	—	—	—	—
Issuance of 23,199 common units	—	22,640	22,640	—	—	—	—	—	—	—	—	—
Purchase of 139,784 shares of common stock	—	—	—	—	(6,548)	—	—	—	—	(6,548)	—	(6,548)
Stock-based compensation	—	—	—	—	—	4,874	—	—	—	4,874	125	4,999
Exercise of stock options	—	—	—	—	—	383	—	—	—	383	—	383
Noncontrolling interest in equity acquired	—	—	—	—	—	—	—	—	—	—	544	544
Dividends declared on common stock ($0.51 per common share)	—	—	—	—	—	—	(8,109)	—	—	(8,109)	(2,823)	(10,932)
Accrued dividend on redeemable preferred	846	—	846	—	—	—	(846)	—	—	(846)	—	(846)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	—	—	—	—	329	329
Repurchase of noncontrolling interests	—	—	—	—	—	(2,187)	—	—	—	(2,187)	(10,649)	(12,836)
Deemed dividend - redeemable common units	—	5,083	5,083	—	—	—	(5,083)	5,083	—	—	—	—
Comprehensive income:
Net income (loss)	—	(5,083)	(5,083)	—	—	—	2,103	(5,083)	—	(2,980)	6,069	3,089
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(944)	(944)	—	(944)
Total comprehensive income	—	—	—	—	—	—	2,103	(5,083)	—	(3,924)	6,069	2,145
Balance, September 30, 2021	$49,180	$22,640	$71,820	$172	$(66,004)	$190,824	$504,966	$—	$(666)	$629,292	$102,282	$731,574

Balance, December 31, 2019	$—	$—	$—	$172	$(51,129)	$188,471	$541,890	$—	$(3,282)	$676,122	$129,961	$806,083
Purchase of 161,500 shares of common stock	—	—	—	—	(8,327)	—	—	—	—	(8,327)	—	(8,327)
Stock-based compensation	—	—	—	—	—	4,419	—	—	—	4,419	189	4,608
Dividends declared on common stock ($0.51 per common share)	—	—	—	—	—	—	(8,164)	—	—	(8,164)	(6,514)	(14,678)
Repurchase of noncontrolling interests	—	—	—	—	—	(1,312)	—	—	—	(1,312)	(7,451)	(8,763)
Comprehensive income:
Net income	—	—	—	—	—	—	6,393	—	—	6,393	10,538	16,931
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1,256)	(1,256)	—	(1,256)
Total comprehensive income	—	—	—	—	—	—	6,393	—	(1,256)	5,137	10,538	15,675
Balance, September 30, 2020	$—	$—	$—	$172	$(59,456)	$191,578	$540,119	$—	$(4,538)	$667,875	$126,723	$794,598

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$3,089	$16,931
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	68,693	64,705
Amortization of acquisition intangibles	4,324	1,384
Provision for doubtful accounts	3,303	4,452
Amortization of debt discount and debt issuance costs	767	395
Stock-based compensation	5,116	4,608
Deferred income taxes	(5,939)	(6,078)
(Gain) loss on equity investments	(647)	3,360
Loss on disposition of long-lived assets	605	60
Unrealized (gain) loss on foreign currency	(81)	449
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	152	(12,189)
Customer receivable	(25,684)	—
Materials and supplies, prepayments, and other current assets	(4,689)	(14,849)
Prepaid income taxes	66	2,038
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	341	7,382
Accrued taxes	(2,172)	(1,418)
Other assets	429	1,057
Other liabilities	43	(696)
Net cash provided by operating activities	47,716	71,591
Cash flows from investing activities:
Capital expenditures	(62,222)	(48,792)
Reimbursable capital expenditures	(8,700)	(1,870)
Receipt of capital government grants	7,094	—
Divestiture of businesses, net of transferred cash of $0.9 million	18,597	—
Acquisition of business net of $11.9 million of cash acquired	(340,152)	—
Purchase of intangible assets; including deposits	—	(20,396)
Proceeds from strategic investments	—	11,969
Purchases of strategic investments	(6,399)	(2,768)
Purchase of short-term investments	—	(116)
Net cash used in investing activities	(391,782)	(61,973)
Cash flows from financing activities:
Dividends paid on common stock	(8,118)	(8,166)
Distributions to noncontrolling interests	(4,823)	(6,503)
Payment of debt issuance costs	(6,568)	(1,096)
Principal repayments of term loan and credit facilities	(13,826)	(2,814)
Credit facility borrowings	295,000	—
Purchases of common stock – stock- based compensation	(1,713)	(1,733)
Purchases of common stock – share repurchase plan	(4,836)	(6,589)
Proceeds from exercise of stock options	383	—
Redeemable noncontrolling interests contribution	71,533	—
Repurchases of noncontrolling interests	(13,139)	(8,763)
Proceeds from customer receivable credit facility	27,540	—
Net cash provided by (used in) financing activities of continuing operations	341,433	(35,664)
Effect of foreign currency exchange rates on cash and cash equivalents	—	(87)
Net change in cash, cash equivalents, and restricted cash	(2,633)	(26,133)
Total cash, cash equivalents, and restricted cash, beginning of period	104,997	162,358
Total cash, cash equivalents, and restricted cash, end of period	$102,364	$136,225
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$17,973	$15,097

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

The Company strives to be a leading platform for the operation of, and investment in, connectivity services to remote and underserved markets. The Company’s operating subsidiaries provide critical infrastructure-based solutions and communications services, in the United States, Bermuda, and the Caribbean. At the holding company level, the Company oversees the allocation of capital within and to its subsidiaries, affiliates, new investments, and stockholders. The Company has also developed significant operational expertise and resources that it uses to augment the capabilities of its individual operating subsidiaries. Over the past ten years, the Company has built a platform of resources and expertise to support its operating subsidiaries and to improve their quality of service with greater economies of scale and expertise than would typically be available at the operating subsidiary level.

The Company actively evaluates potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, and generally looks for those that it believes have the potential for generating steady excess cash flows over extended periods of time. The Company has used the cash generated from the operations and disposition of its operating subsidiaries, to re-invest in its existing businesses, to make strategic investments in additional businesses, and to return cash to its investors. The Company also provides management, technical, financial, regulatory, and marketing services to its operating subsidiaries and typically receives a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

As of September 30, 2021, the Company offers the following types of services to its customers:

●	Mobility Telecommunications Services. The Company offers mobile telecommunications services and equipment (“Mobility”) over its wireless networks to both its business and consumer subscribers. In certain markets, Mobility services also includes private network services to business customers and municipalities.

●	Fixed Telecommunications Services. The Company provides fixed data broadband, internet and voice telecommunications services (“Fixed”) to both its business and consumer subscribers in all of its markets. For some markets, Fixed services also include video services and support under certain government programs.

●	Carrier Telecommunication Services. The Company delivers services to other telecommunications providers (“Carrier Services”) such as wholesale roaming, the leasing of critical network infrastructure such as tower and transport facilities, site maintenance and international long-distance services.

●	Managed Services. The Company provides information technology services (“Managed Services”) such as network, application, infrastructure and hosting services to both its business and consumer customers.

Through September 30, 2021, the Company has identified three operating segments to manage and review its operations and to facilitate investor presentations of our results. These three operating segments are as follows:

●	International Telecom. In the Company’s international markets, the Company offers Fixed services, Mobility services, Carrier Services and Managed Services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands. The Company also offers fixed video services in Bermuda, the Cayman Islands, and the US Virgin Islands.

●	US Telecom. In the United States, the Company provides Fixed services, Carrier Services and Managed Services to business and consumer customers in Alaska and the Western US where it also provides Mobility and private network services to consumers.

●	Renewable Energy. In India, the Company provided distributed generation solar power to commercial and industrial customers through January 27, 2021. See Disposition of International Solar Business for further details.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served during the three months ended September 30, 2021:

Segment	Services	Markets	Tradenames
International Telecom	Mobility	Bermuda, Guyana, US Virgin Islands	One, GTT+, Viya
	Fixed	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT+, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	One, GTT+, Viya
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT+, Viya
US Telecom	Mobility	United States (rural markets)	Choice, Choice NTUA Wireless, Geoverse
	Fixed	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Deploycom
	Carrier Services	United States	Alaska Communications, Commnet, Essextel
	Managed Services	United States	Alaska Communications, Choice
Renewable Energy (1)	Solar	India	Vibrant Energy

(1)	See Disposition of International Solar Business for further details.

For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Acquisition of Alaska Communications

On July 22, 2021, the Company completed the acquisition of Alaska Communications Systems Group, Inc. (“Alaska Communications”), a publicly listed company, for approximately $339.5 million in cash, net of cash acquired, (the “Alaska Transaction”). Alaska Communications provides broadband telecommunication and managed information technology services to customers in the State of Alaska and beyond using its statewide and interstate telecommunications network. The Company completed the Alaska Transaction to enter a new market with similar characteristics to its existing operations.

In conjunction with the Alaska Transaction, the Company entered into an agreement with affiliates and investment funds managed by Freedom 3 Capital, LLC as well as other institutional investors (collectively the “Freedom 3 Investors”). The Freedom 3 Investors contributed approximately $71.5 million in conjunction with the Alaska Transaction (the “Freedom 3 Investment”). The Freedom 3 Investment consists of redeemable common and preferred equity instruments in a subsidiary of the Company which holds the ownership of Alaska Communications. The Company will account for the Freedom 3 Investment as redeemable noncontrolling interests in its consolidated financial statements due to the redeemable nature of the equity instruments. The Company also entered into a financing transaction drawing $220 million on a new credit facility to complete the Alaska Transaction. As a result of the Alaska Transaction, the Company owns approximately 52% of the common equity of Alaska Communications and controls its operations and management. The Company incurred $8.1 million of transaction costs, including $0.8 million in 2020, in conjunction with the Alaska Transaction. Beginning on July 22, 2021, the results of the Alaska Transaction are included in the Company’s US Telecom segment.

COVID-19

The Company is continuing to monitor and assess the effects of the ongoing COVID-19 pandemic on its commercial operations, the safety of its employees and their families, its sales force and customers and any potential impact on its revenue in 2021.

The preparation of the condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, judgments and methodologies. The Company assessed certain accounting matters and estimates that generally require consideration of forecasted financial information in context with the information and estimates reasonably available to it and the unknown future impacts COVID-19 as of September 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses, the carrying value of goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.

The Company’s assessment did not indicate that there was a material adverse impact to its consolidated financial statements as of and for the three and nine months ended September 30, 2021. However, future assessments of the impacts of COVID-19 for the remainder of 2021, as well as other factors, including the possible reinstatement of certain COVID-19 travel-related and stay-at-home restrictions, could result in material adverse impacts to the Company’s consolidated financial statements in future reporting periods. For example, the Company may experience difficulty in procuring network or retail equipment, such as handsets for subscribers, as a result of COVID-19 restrictions. Apart from possible government issued travel restrictions, the Company currently cannot assess how COVID-19 may influence subscribers’ procurement behavior for services or how that behavior will impact revenues in the foreseeable future.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the impact that adopting this new accounting standard would have on our consolidated financial statements.

3. REVENUE RECOGNITION AND RECEIVABLES

Contract Assets and Liabilities

The Company recognizes contract assets and liabilities on its balance sheet. Contract assets represent unbilled amounts typically resulting from consumer mobility contracts with both a multiyear service period and a promotional discount. In these contracts the revenue recognized exceeds the amount billed to the customer. The current portion of the contract asset is recorded in prepayments and other current assets and the noncurrent portion is included in other assets on the Company’s balance sheets.

Contract liabilities consist of advance payments and billings in excess of revenue recognized. Mobility and Fixed revenue for postpaid customers is generally billed one month in advance and recognized over the period that the corresponding service is rendered to customers. To the extent the service is not provided by the reporting date the amount is recognized as a contract liability. Prepaid service, including Mobility services, sold to customers is recorded as deferred revenue prior to the commencement of services. Contract liabilities are recorded in advanced payments and deposits on the Company’s balance sheets.

In July 2019, the Company entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) and subsequently entered into amendments in August 2020 and May 2021 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, the Company is building a portion of AT&T’s network for the First Responder Network Authority in or near the Company’s current operating area in the Western United States (the “FirstNet Transaction”). The FirstNet Transaction includes construction and service performance obligations. The Company allocated the transaction price of the FirstNet Agreement to each performance obligation based on the relative standalone selling price of each performance obligation in the contract. The standalone selling price is the estimated price the Company would charge for the good or service in a separate transaction with similar customers in similar circumstances. The current portion receivables under this agreement are recorded in customer receivable and the long-term portion is recorded in customer receivable long-term on the Company’s balance sheet.

The Company has certain Carrier Services roaming agreements that contain stand ready performance obligations and management allocates transaction value to performance obligations based on the standalone selling price. The standalone selling price is the estimated price the Company would charge for the good or service with similar customers in similar circumstances. Management determined the performance obligations were obligations to make the service continuously available and will recognize revenue evenly over the service period.

Contract assets and liabilities consisted of the following (amounts in thousands)

	September 30, 2021	December 31, 2020	$ Change	% Change
Contract asset – current	$4,032	$2,478	$1,554	63%
Contract asset – noncurrent	751	910	(159)	(17)%
Contract liability – current	(19,215)	(18,544)	(671)	(4)%
Contract liability – noncurrent	(2,125)	(2,193)	68	3%
Net contract liability	$(16,557)	$(17,349)	$792	5%

The contract asset – current is included in prepayments and other current assets and the contract asset – noncurrent is included in other assets on the Company’s balance sheet. The contract liability – current is included in advance payments and deposits and the contract liability – noncurrent is included in other liabilities on the Company’s balance sheet. The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and the FirstNet Transaction. During the nine months ended September 30, 2021, the Company recognized revenue of $20.5 million related to its December 31, 2020 contract liability and amortized $1.9 million of the December 31, 2020 contract asset into revenue. The Company did not recognize any revenue in the nine months ended September 30, 2021 related to performance obligations that were satisfied or partially satisfied in previous periods.

Contract Acquisition Costs

The September 30, 2021 balance sheet includes current contract acquisition costs of $2.2 million in prepayments and other current assets and long term contract acquisition costs of $7.7 million in other assets. During the three and nine months ended September 30, 2021, the Company amortized $1.4 million and $2.6 million, respectively, of contract acquisition costs. During the three and nine months ended September 30, 2020, the Company amortized $0.5 million and $1.5 million, respectively, of contract acquisition costs.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear Mobility contracts, which include a promotional discount, Managed Services contracts, and the Company’s Carrier Services construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $291 million and $299 million at September 30, 2021 and December 31, 2020, respectively. The Company expects to satisfy approximately 60% of the remaining performance obligations and recognize the transaction price as revenue within 24 months and the remainder thereafter.

The Company has certain Mobility, Fixed, and Carrier Services contracts where the transaction price is allocated to remaining performance obligations. However, the Company omits these contracts from its disclosure by applying the right to invoice, one year or less, and wholly unsatisfied performance obligation practical expedients.

Disaggregation

The Company's revenue is presented on a disaggregated basis in Note 13 based on an evaluation of disclosures outside the financial statements, information regularly reviewed by the chief operating decision makers for evaluating the financial performance of operating segments and other information that is used for performance evaluation and resource allocations. This includes revenue from Communication Services and Other revenue. Communication Services revenue is further disaggregated into business and consumer Mobility, business and consumer Fixed, Carrier Services, and Other services. Other revenue is further disaggregated into Renewable Energy, Managed Services and Construction revenue. This disaggregation of revenue depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

At September 30, 2021, the Company had gross accounts receivable of $121.0 million and an allowance for credit losses of $14.3 million. The receivable under the FirstNet Agreement totaled $36.5 million of which $3.4 million was current and $33.1 million was long-term. At December 31, 2020, the Company had gross accounts receivable of $67.1 million and an allowance for credit losses of $12.1 million. The receivable under the FirstNet Agreement totaled $10.8 million of which $1.2 million was current and $9.6 million was long-term. The Company monitors receivables through the use of historical operating data adjusted for expectation of future performance as appropriate. Activity in the allowance for credit losses is below:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020

Balance at beginning of period	$12,121	$12,724
Current period provision for expected losses	3,303	4,452
Write-offs charged against the allowance	(1,422)	(5,434)
Recoveries collected	320	466
Balance at end of period	$14,322	$12,208

4. LEASES

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between 3 and 10 years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Operating lease cost:
Operating lease cost	$5,921	$4,152	$14,395	$12,228
Short-term lease cost	661	769	1,798	2,040
Variable lease cost	633	692	2,713	3,034
Total operating lease cost	$7,215	$5,613	$18,906	$17,302

Finance lease cost:
Amortization of right-of-use asset	$618	$534	$1,807	$1,628
Variable costs	194	198	586	655
Total finance lease cost	$812	$732	$2,393	$2,283

During the nine month periods ended September 30, 2021 and 2020, the Company paid $12.7 million and $9.1 million, respectively, for operating lease liabilities. During the nine months ended September 30, 2021 and 2020, the Company recorded $9.4 million and $5.7 million, respectively, of operating lease liabilities arising from ROU assets.

At September 30, 2021, finance leases with a cost of $29.5 million and accumulated amortization of $11.4 million were included in property, plant and equipment. During the nine months ended September 30, 2021, the Company paid $1.2 million for finance lease liabilities and recorded $2.3 million of additional finance lease liabilities. At September 30, 2021, finance leases had a lease liability of $5.1 million, of which $0.6 million was current. At December 31, 2020, finance leases with a cost of $25.4 million and accumulated amortization of $9.5 million were included in property, plant and equipment.

The weighted average remaining lease terms and discount rates as of September 30, 2021 and December 31, 2020 are noted in the table below:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	11.5 years	5.9 years
Financing leases	10.5 years	10.9 years

Weighted-average discount rate
Operating leases	5.4%	5.0%
Financing leases	7.1%	3.3%

Maturities of lease liabilities as of September 30, 2021 were as follows (in thousands):

	Operating Leases	Financing Leases
2021 (excluding the nine months ended September 30, 2021)	$4,227	$263
2022	20,976	945
2023	17,686	954
2024	16,402	845
2025	13,422	721
Thereafter	73,831	3,630
Total lease payments	146,544	7,358
Less imputed interest	(41,332)	(2,283)
Total	$105,212	$5,075

Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

	Operating Leases	Financing Leases
2021	$14,877	$334
2022	14,202	333
2023	11,799	333
2024	10,633	211
2025	7,816	—
Thereafter	13,094	—
Total lease payments	72,421	1,211
Less imputed interest	(10,097)	(82)
Total	$62,324	$1,129

As of September 30, 2021, the Company did not have any material operating or finance leases that have not yet commenced.

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

6. ACQUISITIONS AND DISPOSITIONS

US Telecom

Acquisition of Alaska Communications

On July 22, 2021 (“Closing Date”), the Company completed the acquisition of Alaska Communications pursuant to the terms of the Merger Agreement whereby Alaska Communications became a consolidated subsidiary of the Company. At completion of the Merger, each Alaska Communications common share was converted into the right to receive $3.40 per share in cash representing a total value of $353.3 million of cash and consideration payable, (“Merger Consideration”). The consideration transferred consists of $339.5 million of cash, net of $11.9 million of cash and restricted cash acquired and $1.9 million of accrued consideration. The cash consideration was used to purchase $186.8 million of Alaska Communications equity and repay $164.6 million of existing Alaska Communications debt.

The Company funded the acquisition with cash on hand, debt, and a contribution from the Freedom 3 Investors. The Company borrowed, through multiple financing transactions a net of $283 million. On the Closing Date, the lenders advanced to Merger Sub (a) the full $210 million aggregate amount of the Alaska Term Loan (as defined below) in a single borrowing and (b) $10 million of the Alaska Revolving Facility (as defined below). The Company incurred $6.6 million of debt issuance and debt discount costs. Also, to fund the Merger Consideration in part, the Company drew a net $63.0 million under its revolving credit facility under the 2019 CoBank Credit Facility (as defined below). Lastly, the Freedom 3 Investors contributed $71.5 million in conjunction with the Merger. The Company has accounted for the Freedom 3 Investment as redeemable noncontrolling interests in its consolidated financial statements. The redeemable noncontrolling interests consists of $22.6 million of redeemable common units and $48.3 million of redeemable preferred units. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The fair value of the common units remained at $22.6 million at September 30, 2021, unchanged from the value at July 22, 2021. The redeemable preferred equity carries a 9% preferred dividend which compounds quarterly. The preferred units contain a put option allowing the holder to sell the preferred units to a subsidiary of the Company at the unpaid issue price plus unpaid dividends. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. Lastly, the Company issued warrants in the Alaska Communications operations allowing the holders to purchase an additional 3% of the common units at a fixed price. The value of the warrants was $0.6 million at September 30, 2021, unchanged from July 22, 2021. The unpaid preferred dividend was $0.8 million at September 30, 2021.

As a result of the Alaska Transaction, the Company owns 52% of the common equity of Alaska Communications and controls its operations and management.

The Company has completed its preliminary assessment of the fair value of assets acquired and liabilities assumed of Alaska Communications. The consideration transferred consists of $339.5 million of cash, net of $11.9 million of cash and restricted cash acquired and $1.9 million of accrued consideration. The cash consideration was used to purchase $186.8 million of Alaska Communications equity and repay $164.6 million of existing Alaska Communications debt. The accrued consideration represents amounts payable related to stock compensation allocated to purchase consideration and payable within one year of the Closing Date. The Company funded the cash portion of the transaction price with the proceeds from the Alaska Credit Facility (as defined below), the 2019 CoBank Credit Facility, and the Freedom 3 Investment. The consideration transferred is allocated to the acquired net assets of Alaska Communications.

The table below represents a preliminary allocation of the total consideration transferred to the acquired assets and assumed liabilities based on management’s preliminary estimate of their acquisition date fair values (amounts in thousands):

Consideration Transferred	$353,280
Noncontrolling interests	470
Total value to allocate	353,750
Purchase price allocation:
Cash and cash equivalents	10,553
Restricted cash	1,326
Short-term investments	434
Accounts receivable	29,482
Inventory, materials and supplies	1,374
Prepayments and other current assets	8,038
Fixed assets	388,491
Telecommunication licenses	683
Intangible assets	50,220
Operating lease right-of-use assets	60,402
Other assets	8,796
Accounts payable and accrued liabilities	(39,188)
Accrued taxes	(3,766)
Advance payments and deposits	(13,919)
Current portion of lease liabilities	(2,425)
Deferred income taxes	(17,040)
Lease liabilities, excluding current portion	(44,234)
Other liabilities	(85,477)
Net assets acquired	$353,750

The acquired fixed assets are comprised of telecommunication equipment located in the Alaska and the Western United States. The fixed assets were valued using the income and cost approaches. Cash flows were discounted between 6% and 14% based on the risk associated with the cash flows to determine fair value under the income approach. The fixed assets have useful lives ranging from 2 to 18 years. The intangible assets consist of $40.7 million of customer relationships and $9.5 million of trade names. The intangibles were valued using an income approach based on data specific to Alaska Communications as well as market participant assumptions where appropriate. The customer relationships were valued using the excess earnings method and the trade names were valued using the relief from royalty method. The useful lives of the customer relationships and trade names are 6 and 16 years, respectively. The acquired receivables consist of trade receivables incurred in the ordinary course of business. The Company expects to collect the full amount of the receivables. Other liabilities includes $74.6 million of deferred revenue from long term customer contracts. The fair value of the deferred revenue was determined based on the estimated costs to fulfill the contracts plus a normal profit margin.

The Company’s statement of operations for the three and nine months ended September 30, 2021 includes $46.8 million of revenue and $3.8 million of losses before taxes attributable to the Alaska Transaction, excluding transaction fees. The Company incurred $8.1 million of transaction related charges pertaining to legal, accounting, consulting services, and employee related costs associated with the transaction, of which $5.7 million and $7.3 million were incurred during the three and nine months ended September 30, 2021, respectively.

The following table reflects unaudited pro forma operating results of the Company for the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020 assuming that the Alaska Transaction occurred on January 1, 2020. The unaudited pro forma amounts adjust Alaska Communications’ results to reflect the depreciation and amortization that would have been recorded assuming the fair value adjustments to fixed assets and intangible assets had been applied from January 1, 2020. Additionally, all transaction costs associated with the Alaska Transaction were recorded on January 1, 2020 in the unaudited pro forma results. Lastly, the unaudited pro forma results were adjusted to reflect changes to the acquired entities’ financial structure related to the transaction. Specifically, the pre-Close debt, and associated interest, of $164.6 million was removed and $220.0 million of transaction debt, and associated interest, was included in the unaudited pro forma results. In addition, the pro forma results included the allocation of income and accrual of preferred dividends to the redeemable noncontrolling interest.

	Three months ended				Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	As Reported	Proforma	As Reported	Proforma	As Reported	Proforma	As Reported	Proforma

Revenue	$166,760	$180,148	$111,739	$171,981	$415,135	$550,290	$331,743	$509,163
Net Income attributable to ATN International, Inc. Stockholders	$(2,619)	$5,715	$2,661	$1,011	$2,103	$7,135	$6,393	$(11,922)

Earnings Per Share
Basic	$(0.22)	$0.28	$0.17	$(0.01)	$0.08	$0.22	$0.40	$(0.96)
Diluted	$(0.22)	$0.28	$0.17	$(0.01)	$0.08	$0.22	$0.40	$(0.96)

The unaudited pro forma adjustments increased net income attributable to ATN International, Inc. Stockholders by $8.3 million and $5.0 million for the three and nine months ended September 30, 2021, respectively. The increase was due to an increase from the net income of the Alaska Communications operations excluding transaction costs less increased acquisition related depreciation and amortization expenses. The unaudited pro forma adjustments decreased net income attributable to ATN International, Inc. Stockholders by $1.6 million and $18.3 million for the three and nine months ended September 30, 2020, respectively. The decrease was due to an increase from the net income of the Alaska Communications operations offset by increased acquisition related depreciation and amortization expenses. Additionally, the results for the nine months ended September 30, 2020 includes $25.1 million of transaction related costs incurred by the Company and Alaska Communications related to the transaction.

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

The Company reported a loss on sale of $21.5 million during the year ended December 31, 2020 due to the Vibrant Transaction and the assets and liabilities subject to the Vibrant Transaction were reported as held for sale at December 31, 2020. The Company recorded transaction costs of $1.3 million on the Vibrant Transaction, of which $0.7 million was recorded during the year ended December 31, 2020 and $0.6 million was recorded during the nine months ended September 30, 2021. The consideration received includes $19.5 million of cash and $3.9 million of receivables related to the amounts held in escrow and earn out consideration. The Company has recorded $11.8 million pursuant to an equity method investment with respect to its remaining 33% ownership interest in Vibrant. The Company is finalizing working capital adjustments and the purchase price escrow will be held in escrow for a period of 12 months after the closing to secure the Company’s indemnification obligations. During the nine months ended September 30, 2021, the Company recorded additional losses of $0.6 million related to the ongoing working capital assessment. The Company has 24 months after the close of the transaction to satisfy the conditions necessary to receive the earn-out consideration.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	September 30, 2021
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$—	$380	$—	$380
Money market funds	3,158	—	—	3,158
Short term investments	434	—	—	434
Other investments	—	—	1,953	1,953
Alaska Communications redeemable common units	—	—	(22,640)	(22,640)
Warrants on Alaska Communications redeemable common units	—	—	(559)	(559)
Interest rate swap	—	(1,487)	—	(1,487)
Total assets and liabilities measured at fair value	$3,592	$(1,107)	$(21,246)	$(18,761)

	December 31, 2020
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$—	$380	$—	$380
Money market funds	2,785	—	—	2,785
Other investments	—	—	13,357	13,357
Interest rate swap	—	(157)	—	(157)
Total assets and liabilities measured at fair value	$2,785	$223	$13,357	$16,365

During the nine months ended September 30, 2021, other investments measured using Level 3 inputs decreased $11.4 million. The decrease was the result of transferring $11.0 million from Level 3 due to the conversion of a convertible debt instrument. At December 31, 2020, the Company accounted for a convertible debt instrument at fair value. During the nine months ended September 30, 2021, that instrument was converted to equity and the Company began accounting for the investment under the cost method of accounting. Refer to Other Investments below. Also, during the nine months ended September 30, 2021, the fair value of the remaining Level 3 investments decreased $0.4 million due to $0.8 million of cash distributions and $0.4 million of income recognized in the other income line of the Company’s statement of operations. The Level 3 liabilities also increased during the nine months ended September 30, 2021 due to the issuance of $22.6 million of Alaska Communications redeemable common units and warrants on those common units. Refer to Alaska Communications below.

Certificate of Deposit

As of September 30, 2021 and December 31, 2020 this asset class consisted of a time deposit at a financial institution denominated in US dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of September 30, 2021 and December 31, 2020, this asset class consisted of a money market portfolio that comprises Federal government and US Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Other Investments

In 2019, the Company made a $14.4 million investment in a renewable energy partnership as a tax equity investor. In 2020, the Company received an investment tax credit of $12.0 million from its investment and will receive future cash distributions from the partnership’s operations. The Company elected the deferral method to account for the credit and elected the fair value option to account for the equity investment. The Company’s investment had a fair value of $2.0 million at September 30, 2021, and $2.3 million at December 31, 2020. The asset is classified within Level 3 of the fair value hierarchy. The Company used the income approach to fair value the investment and the inputs consisted of a discount rate and future cash flows calculated based on the investment attributes.

Also in 2019, the Company made an investment in an early-stage venture through the acquisition of a convertible debt instrument. The instrument converted into equity during the first quarter of 2021. Upon conversion the Company accounted for the investment under the cost method of accounting as the investment does not have a readily determinable fair value. Prior to conversion, the Company accounted for the investment under the fair value option using Level 3 inputs. During the nine months ended September 30, 2021, the Company recorded a gain of $2.5 million on the conversion and invested an additional $3.0 million of cash, increasing its book value from $11.0 million at December 31, 2020 to $16.5 million at September 30, 2021.

The Company also holds investments in equity securities consisting of noncontrolling investments in privately held companies. These investments, over which the Company does not have the ability to exercise significant influence, are without readily determinable fair values. The investments are measured at cost, less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. The carrying value of the investments was $1.3 million at September 30, 2021, unchanged from December 31, 2020. These investments are included with other assets on the consolidated balance sheets.

Equity Method Investments

In the first quarter of 2020, the Company increased its ownership in one investment of a privately held company to approximately 24% of the outstanding voting equity through an additional $2.8 million investment. With this investment the Company obtained the ability to exercise significant influence over the investee and began accounting for the investment under the equity method of accounting including the recording of its share of the investee’s earnings or losses. The carrying value of the investment was $15.3 million and $17.9 million at September 30, 2021 and December 31, 2020, respectively. The value decreased $2.6 million from the December 31, 2020 balance due to $1.6 million of the Company’s share of investee losses, and currency losses of $1.0 million. The investment is included with other assets on the consolidated balance sheets.

In the first quarter of 2021, the Company began to account for its former India solar operations under the equity method of accounting. Subsequent to the close of the Vibrant Transaction in January 2021, the value of the investment increased from $11.8 million to $14.2 million at September 30, 2021. The increase of $2.4 million was due to currency losses of $0.2 million, an additional investment of $3.4 million into its operations, operating losses of $0.5 million, and a distribution of $0.3 million to a minority investment partner.

Alaska Communications

The Company records redeemable common units and warrants to purchase the redeemable common units at fair value. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The Company records the common units at fair value which is calculated using Level 3 inputs. The fair value of the common units remained at $22.6 million at September 30, 2021 unchanged from the value at July 22, 2021. The Company also issued warrants in the Alaska Communications operations allowing the holders to purchase an additional 3% of the common units at a fixed price. The value of the warrants was $0.6 million at September 30, 2021, unchanged from July 22, 2021. The common units and warrants were valued using Level 3 inputs.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using Level 2 inputs.

The fair value of long-term debt and the customer receivable credit facility is estimated using Level 2 inputs. At September 30, 2021, the fair value of long-term debt and the customer receivable credit facility, including the current portion, was $382.0 million and its book value was $374.6 million. At December 31, 2020, the fair value of long-term debt, including the current portion, was $73.3 million and its book value was $72.8 million.

8. LONG-TERM DEBT

On April 10, 2019, the Company entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (the “2019 CoBank Credit Facility”).  The 2019 CoBank Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $16.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of September 30, 2021.  The 2019 CoBank Credit Facility matures on April 10, 2024.

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

As of September 30, 2021, the Company was in compliance with all of the financial covenants, had $65.0 million outstanding in borrowings and, net of the $16.0 million of outstanding performance letters of credit, had $119.0 million of availability under the 2019 CoBank Credit Facility.

Alaska Credit Facility

On July 22, 2021, Alaska Communications entered into a Credit Agreement (the “Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a $35.0 million revolving facility (the “Alaska Revolving Facility”) and a $210.0 million initial term loan facility (the “Alaska Term Loan”). In connection with the Alaska Transaction, Alaska Communications drew $220 million from the new Alaska Credit Facility in the amounts of $210.0 million under the Alaska Term Loan and $10.0 million under the Alaska Revolving Facility and that amount remained outstanding as of September 30, 2021. Both facilities mature on July 22, 2026.

The Alaska Credit Facility also provides for incremental term loans up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve month Consolidated EBITDA (as defined in the Alaska Credit Facility).

The key terms and conditions of the Alaska Credit Facility include the following:

●	Amounts outstanding bear an interest rate of LIBOR, or a LIBOR replacement rate as applicable, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or an alternate base rate may be selected at a margin that is 1% lower than the counterpart LIBOR margin;

●	Principal repayments are due quarterly commencing in the fourth quarter of 2023 in quarterly amounts as follows: from the fourth quarter of 2023 through the third quarter of 2024, $1,312,500; and from the fourth quarter of 2024 through the third quarter of 2026, $2,625,000. The remaining unpaid balance is due on the final maturity date;

●	Alaska Communications is required to maintain financial ratios subsequent to the closing of the Alaska Transaction, as defined in the Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00:1.00, stepping down to 3.75:1.00 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25:1.00; and

●	The Alaska Credit Facility is non-recourse to the Company and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

Alaska Communication entered into an amortizing interest rate swap that has been designated as a cash flow hedge that has an interest rate of 1.6735% and expires on June 30, 2022.  As of September 30, 2021, the swap had an unamortized notional amount of $124.9 million.

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

As of September 30, 2021, the Company had $26.5 million outstanding, of which $3.3 million was current, and $48.5 million of availability under the Receivables Credit Facility.  The Company capitalized $0.9 million of fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.7 million were unamortized at September 30, 2021.

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

As of September 30, 2021, $60.0 million of the Viya Debt remained outstanding and $0.5 million of the rate lock fee was unamortized.

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

As a condition of the One Communications Debt, the Company was required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, the Company entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of September 30, 2021, the swap had an unamortized notional amount of $6.5 million.

The Company capitalized $0.3 million of fees associated with the One Communications Debt which are being amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of September 30, 2021, $10.6 million of the One Communications Debt was outstanding.

9. GOVERNMENT SUPPORT AND SPECTRUM PROGRAMS

Universal Service Fund and Connect America Fund Phase II Programs

The Company recognizes revenue from several government funded programs including the Universal Service Fund (“USF”), a subsidy program managed by the Federal Communications Commission (“FCC”), and the Alaska Universal Service Fund (“AUSF”), a similar program managed by the Regulatory Commission of Alaska (the “RCA”). USF funds are disbursed to telecommunication providers through four programs: the High Cost Program; the Low Income Program (“Lifeline Program”); the Schools and Libraries Program (“E-Rate Program”); and the Rural Health Care Support Program.

The Company also recognizes revenue from the Connect America Fund Phase II program (“CAF II”) which offers subsidies to carriers to expand broadband coverage in designated areas. Under CAF II, the Company’s US Telecom segment will receive an aggregate of $27.7 million annually through December 2025 and an aggregate of $8.0 million annually from January 2026 through July 2028.

Both the USF and CAFII programs are subject to certain operational and reporting compliance requirements. The Company believes it is in compliance with these requirements as of September 30, 2021.

The Company recorded the amounts below as communication services revenue for the reported periods:

	Three months ended			Three months ended
	September 30, 2021			September 30, 2020

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$840	$2,761	$3,601	$311	$4,090	$4,401
CAF II	5,710	—	5,710	1,899	—	1,899
Other Programs	4,449	—	4,449	2,197	—	2,197
Total	$10,999	$2,761	$13,760	$4,407	$4,090	$8,497

	Nine months ended			Nine months ended
	September 30, 2021			September 30, 2020

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$1,462	$11,146	$12,608	$933	$12,270	$13,203
CAF II	9,508	—	9,508	5,696	—	5,696
Other Programs	8,368	—	8,368	6,576	—	6,576
Total	$19,338	$11,146	$30,484	$13,205	$12,270	$25,475

In 2018, the FCC initiated a proceeding to replace the High Cost Program support received by Viya in the US Virgin Islands with a new Connect USVI Fund. On November 16, 2020, the FCC announced that Viya was not the recipient of the Connect USVI Fund award and authorized funding to be issued to the new awardee in June 2021. Pursuant to the terms of the program and effective in July 2021, Viya’s annual USF support was reduced from $16.4 million to $10.9 million. In July 2022, this support will be reduced again to $5.5 million for the annual period through June 2023. Thereafter, Viya will not receive High Cost Program support.

RDOF (“Rural Digital Opportunities Fund”)

Pending the FCC’s conclusion of the award process, the Company expects to receive approximately $20.1 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”).

Construction Grants

The Company has also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse the Company for its construction costs, is distributed upon completion of a project. As of December 31, 2020, the Company had been awarded approximately $16.8 million of such grants. The Company was awarded $6.5 million of additional grants in the nine months ended September 30, 2021. Of this $23.3 million of awards, the Company has completed its construction obligations on $14.0 million of these projects and $9.3 million of such construction obligations remain with completion deadlines beginning in July 2022. Once these projects are constructed, the Company is obligated to provide service to the participants. The Company expects to meet all requirements associated with these grants.

CARES Act

As of December 31, 2020, the Company had received $16.3 million of funding under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to construct network infrastructure within the Company’s US Telecom segment. During the nine months ended September 30, 2021, the Company received an additional $2.4 million of funding for the same purpose. The construction was completed as of September 30, 2021 and $18.4 million of the funding was recorded as a reduction to property, plant and equipment with a subsequent reduction to depreciation expense. The remaining $0.3 million was recorded as a reduction to operating expense in the nine months ended September 30, 2021.

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

10. RETIREMENT PLANS

Multi-employer Defined Benefit Plan

Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the Alaska Electrical Pension Fund (“AEPF”). The Company pays a contractual hourly amount based on employee classification or base compensation to the AEPF. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer. This plan was not in endangered or critical status during the plan year.

Defined Benefit Plan

The Company has noncontributory defined benefit pension and noncontributory defined medical, dental, vision, and life benefit plans for eligible employees in its International Telecom segment who meet certain eligibility criteria. As part of the Alaska Transaction, the Company acquired a defined benefit pension plan and a post-retirement medical plan covering certain employees. The pension plan had a projected benefit obligation of $15.4 million and plan assets of $12.1 million on July 22, 2021. The post-retirement medical plan is unfunded and had a projected benefit obligation of $0.4 million on July 22, 2021.

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended
	September 30, 2021		September 30, 2020
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$54	$35	$(164)	$32
Non-operating expense
Interest cost	645	41	603	45
Expected return on plan assets	(833)	—	(414)	—
Actuarial (gain)/ loss	—	—	(7)	(15)
Net periodic pension expense (benefit)	$(134)	$76	$18	$62

	Nine months ended
	September 30, 2021		September 30, 2020
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$162	$105	$682	$96
Non-operating expense
Interest cost	1,789	123	2,361	135
Expected return on plan assets	(2,207)	—	(2,730)	—
Actuarial (gain)/ loss	—	—	(21)	(45)
Net periodic pension expense (benefit)	$(256)	$228	$292	$186

In the first quarter of 2020, the Company began the process of winding up one of its pension plans. At December 31, 2020 this plan had assets of $15.6 million and a projected benefit obligation of $15.6 million.

The Company was not required to make contributions to its pension plans during the nine months ended September 30, 2021 and 2020. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions to its pension plans during the nine months ended September 30, 2021. During the nine months ended September 30, 2020 the Company contributed $0.7 million to its pension benefit plans.

11. INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was 6.0% and 1.5%, respectively.

The effective tax rate for the three months ended September 30, 2021 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) certain transactional charges incurred in connection with the Company’s recent acquisition that had no tax benefit, and (iii) a discrete expense of $0.5 million for interest on unrecognized tax positions.

The effective tax rate for the three months ended September 30, 2020 was primarily impacted by the following items: (i) the remeasurement of a forecasted domestic loss at a higher tax rate due to carryback provisions as provided by the CARES Act, (ii) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in India where the Company cannot benefit from those losses as required by ASC 740- 270-30-36(a) and, (iii) discrete items including a $0.4 million expense for interest on unrecognized tax positions, a $0.2 million expense to record a valuation allowance against an investment write-off which cannot be currently benefitted for tax, and a $0.6 million benefit (net) related to the utilization of losses at a higher tax rate as allowed by the CARES Act.

The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020 was (98.8%) and (6.7%), respectively.

The effective tax rate for the nine months ended September 30, 2021 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) certain transactional charges incurred in connection with its recent acquisition that had no tax benefit, and (iii) discrete items including a $3.4 million benefit from the reversal of an unrecognized tax position due to statute expiration and a $1.5 million expense for interest on unrecognized tax positions.

The effective tax rate for the nine months ended September 30, 2020 was primarily impacted by the following items: (i) the remeasurement of a forecasted domestic loss at a higher tax rate due to carryback provisions as provided by the CARES Act, (ii) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in India where the Company cannot benefit from those losses as required by ASC 740- 270-30-36(a) and, (iii) discrete items including a $2.9 million benefit from the reversal of an unrecognized tax position due to statute expiration, a $1.4 million expense for interest on unrecognized tax positions, a $0.6 million expense to record a valuation allowance against investment write-downs which cannot be benefitted for tax purposes, and a $1.0 million benefit (net) related to the utilization of losses at a higher rate as allowed by the CARES Act.

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

12. EARNINGS PER SHARE AND REDEEMABLE NONCONTROLLING INTERESTS

Earnings Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net Income	$(4,475)	$6,191	$3,089	$16,931
Net (income) loss attributable to noncontrolling interests	1,856	(3,530)	(986)	(10,538)
Net income (loss) attributable to ATN International, Inc. stockholders- Basic	(2,619)	2,661	2,103	6,393
Less: Accrued preferred dividend	846	—	846	—
Net income (loss) attributable to ATN International, Inc. stockholders- Diluted	(3,465)	2,661	1,257	6,393

Denominator:
Weighted-average shares outstanding- Basic	15,860	15,962	15,891	15,946
Effective of dilutive securities:
Stock options, restricted stock units and performance stock units	—	49	10	44
Weighted-average shares outstanding- Diluted	15,860	16,011	15,901	15,990

For each of the three and nine months ended September 30, 2021 and 2020, the calculations of basic and diluted weighted average shares of common stock outstanding do not include 5,000 shares relating to stock options as the effects of those options were anti-dilutive.

Redeemable Noncontrolling Interests

In connection with the Alaska Transaction, the Company has accounted for the Freedom 3 Investment as redeemable noncontrolling interests in its consolidated financial statements. The redeemable noncontrolling interests consists of $22.6 million of redeemable common units and $48.3 million of redeemable preferred units. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The fair value of the common units remained at $22.6 million at September 30, 2021, unchanged from the value at July 22, 2021. The redeemable preferred equity carries a 9% preferred dividend which compounds quarterly. The preferred units contain a put option allowing the holder to sell the preferred units to a subsidiary of the Company at the unpaid issue price plus unpaid dividends. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. Lastly, the Company issued warrants in the Alaska Communications operations allowing the holders to purchase an additional 3% of the common units at a fixed price. The value of the warrants was $0.6 million at September 30, 2021, unchanged from July 22, 2021. The unpaid preferred dividend was $0.8 million at September 30, 2021.

For the three months ended September 30, 2021, the Company allocated losses of $5.1 million to the redeemable common units representing their proportionate share of operating losses. Additionally, the fair value of the redeemable common units increased by $5.1 million during the three months ended September 30, 2021.

The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests for the three and nine months ended September 30, 2021:

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Beginning balance	$—	$—	$—
Issuance of 48,334 preferred units	48,334	—	48,334
Issuance of 23,199 common units	—	22,640	22,640
Accrued preferred dividend	846	—	846
Allocated net loss	—	(5,083)	(5,083)
Change in fair value	—	5,083	5,083
Balance, September 30, 2021	$49,180	$22,640	$71,820

13. SEGMENT REPORTING

The Company has the following three reportable and operating segments: i) International Telecom, ii) US Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended September 30, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$1,422	$231	$—	$—	$1,653
Mobility - Consumer	22,423	1,909	—	—	24,332
Total Mobility	23,845	2,140	—	—	25,985
Fixed - Business	16,549	21,681	—	—	38,230
Fixed - Consumer	40,870	15,484	—	—	56,354
Total Fixed	57,419	37,165	—	—	94,584
Carrier Services	2,557	31,939	—	—	34,496
Other	233	—	—	—	233
Total Communication Services Revenue	84,054	71,244	—	—	155,298
Other
Managed Services	1,252	3,793	—	—	5,045
Construction	—	6,417	—	—	6,417
Total Other Revenue	1,252	10,210	—	—	11,462
Total Revenue	85,306	81,454	—	—	166,760
Depreciation	13,308	14,327	—	1,240	28,875
Amortization of intangibles from acquisitions	418	3,062	—	—	3,480
Non-cash stock-based compensation	36	101	—	1,468	1,605
Operating income (loss)	13,213	(9,830)	(55)	(4,310)	(982)

For the Three Months Ended September 30, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$1,108	$136	$—	$—	$1,244
Mobility - Consumer	20,298	2,296	—	—	22,594
Total Mobility	21,406	2,432	—	—	23,838
Fixed - Business	16,516	1,954	—	—	18,470
Fixed - Consumer	40,848	3,465	—	—	44,313
Total Fixed	57,364	5,419	—	—	62,783
Carrier Services	1,851	19,852	—	—	21,703
Other	397	—	—	—	397
Total Communication Services Revenue	81,018	27,703	—	—	108,721
Other
Renewable Energy	—	—	1,177	—	1,177
Managed Services	1,447	—	—	—	1,447
Construction	—	394	—	—	394
Total Other Revenue	1,447	394	1,177	—	3,018
Total Revenue	82,465	28,097	1,177	—	111,739
Depreciation	13,248	5,729	491	1,689	21,157
Amortization of intangibles from acquisitions	423	—	—	—	423
Non-cash stock-based compensation	29	—	66	1,792	1,887
Operating income (loss)	16,024	2,218	(98)	(8,587)	9,557

For the Nine Months Ended September 30, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,917	$1,149	$—	$—	$5,066
Mobility - Consumer	64,503	6,258	—	—	70,761
Total Mobility	68,420	7,407	—	—	75,827
Fixed - Business	50,037	26,409	—	—	76,446
Fixed - Consumer	125,255	23,004	—	—	148,259
Total Fixed	175,292	49,413	—	—	224,705
Carrier Services	6,963	70,713	—	—	77,676
Other	689	—	—	—	689
Total Communication Services Revenue	251,364	127,533	—	—	378,897
Other
Renewable Energy	—	—	418	—	418
Managed Services	3,978	3,793	—	—	7,771
Construction	—	28,049	—	—	28,049
Total Other Revenue	3,978	31,842	418	—	36,238
Total Revenue	255,342	159,375	418	—	415,135
Depreciation	40,080	24,598	188	3,827	68,693
Amortization of intangibles from acquisitions	1,262	3,062	—	—	4,324
Non-cash stock-based compensation	83	100	22	4,911	5,116
Operating income (loss)	40,999	(10,920)	(1,488)	(23,319)	5,271

For the Nine Months Ended September 30, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,136	$140	$—	$—	$3,276
Mobility - Consumer	57,468	7,063	—	—	64,531
Total Mobility	60,604	7,203	—	—	67,807
Fixed - Business	51,115	6,676	—	—	57,791
Fixed - Consumer	121,305	8,505	—	—	129,810
Total Fixed	172,420	15,181	—	—	187,601
Carrier Services	5,392	60,779	—	—	66,171
Other	1,286	—	—	—	1,286
Total Communication Services Revenue	239,702	83,163	—	—	322,865
Other
Renewable Energy	—	—	3,373	—	3,373
Managed Services	5,111	—	—	—	5,111
Construction	—	394	—	—	394
Total Other Revenue	5,111	394	3,373	—	8,878
Total Revenue	244,813	83,557	3,373	—	331,743
Depreciation	40,736	17,331	1,590	5,048	64,705
Amortization of intangibles from acquisitions	1,384	—	—	—	1,384
Non-cash stock-based compensation	20	—	197	4,391	4,608
Operating income (loss)	44,119	6,241	(1,175)	(25,306)	23,879

(1)	Corporate and Other items refer to corporate overhead costs and consolidating adjustments

Selected balance sheet data for each of the Company’s segments as of September 30, 2021 and December 31, 2020 consists of the following (in thousands):

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
September 30, 2021
Cash, Cash equivalents, and Investments	$52,106	$38,577	$2,476	$8,543	$101,702
Total current assets	116,271	116,852	6,322	10,260	249,705
Fixed assets, net	448,062	457,154	—	10,618	915,834
Goodwill	25,421	35,269	—	—	60,690
Total assets	650,023	870,281	20,500	86,580	1,627,384
Total current liabilities	84,092	93,612	356	24,950	203,010
Total debt	70,142	239,474	—	65,000	374,616
December 31, 2020
Cash, Cash equivalents, and Investments	$45,848	$26,921	$4,311	$26,845	$103,925
Total current assets	107,315	65,806	39,057	27,887	240,065
Fixed assets, net	449,888	73,717	—	12,857	536,462
Goodwill	25,421	35,270	—	—	60,691
Total assets	642,834	265,797	39,045	136,035	1,083,711
Total current liabilities	80,875	43,200	1,038	22,815	147,928
Total debt	72,823	—	—	—	72,823

	Capital Expenditures

	International	US	Renewable	Corporate and
Nine months ended September 30,	Telecom	Telecom	Energy	Other (1)	Consolidated
2021	$32,485	$36,157	$—	$2,280	$70,922
2020	28,439	17,254	2,116	2,853	50,662

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

On May 8, 2009, a GTT competitor, Digicel, filed a lawsuit in Guyana challenging the legality of GTT’s exclusive license rights under Guyana’s constitution and GTT intervened in the suit in order to oppose Digicel’s claims. The case remains pending. The Company believes that any legal challenge to GTT’s exclusive license rights granted in 1990 is without merit and the Company continues to defend vigorously against such legal challenge.

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

On May 20, 2021, the Company was served with a notice of application for enforcement of a foreign judgment with respect to a matter brought by the Trinidad & Tobago Electric Commission (“TTEC”) in the High Court of Justice in the Republic of Trinidad and Tobago in August 2013 against the Company and other defendants, alleging breach of contract due to the Company’s failure to pay TTEC in connection with amounts alleged to be owed as reimbursement for cable repair costs. In May 2015, the Company failed to appear in the matter and a default judgment was entered against the Company in the amount of approximately $2.8 million.  In July 2021, the Company appeared in the High Court of Justice in the Republic of Trinidad and Tobago to oppose the enforcement of the foreign judgment and intends to vigorously defend the matter.

In February 2020, the Company’s Alaska Communications subsidiary received a draft audit report from USAC in connection with USAC’s inquiry into Alaska Communications’ funding requests under the Rural Health Care Support Program for certain customers for the time period of July 2012 through June 2017. The draft audit report alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules.  Alaska Communications has provided USAC with extensive comments in response to its draft audit report seeking correction of numerous factual and legal errors that it believed it had identified. As a result of these conversations and comments being submitted by Alaska Communications, USAC’s auditors may revise their findings, including the amounts they recommend USAC seek to recover. USAC’s auditors are expected to issue a final audit report incorporating Alaska Communications’ responses that will be sent to USAC’s Rural Health Care Division to review and determine if corrective action would be appropriate. In the event that the Company disagrees with USAC’s final audit report, the Company can appeal that decision to USAC’s Rural Health Care Division and/or the FCC. At this time, the Company cannot predict the contents or timing of the final USAC audit report, the outcome of the audit or the impact on the Company’s business, financial condition, results of operations, or liquidity.

Alaska Communications also received a Letter of Inquiry on March 18, 2018, and subsequent follow up information requests, from the FCC Enforcement Bureau requesting historical information regarding Alaska Communications’ participation in the FCC’s Rural Health Care Support Program. As of the date of this Form 10-Q, the FCC’s Enforcement Bureau has not asserted any claims or alleged any rule violations. The Company will continue to work constructively with the FCC’s Enforcement Bureau to provide it the information it is seeking. At this time, the Company cannot predict the outcome of the FCC Enforcement Bureau’s inquiry or the impact it may have on its business, financial condition, results of operations or liquidity.

With respect to all of the foregoing matters, the Company believes that some adverse outcome is probable and has accordingly accrued $14.5 million as of September 30, 2021 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

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

Overview

We strive to be a leading platform for the operation of, and investment in, connectivity services to remote and underserved markets. Our operating subsidiaries provide critical infrastructure-based solutions and communications services, in the United States, Bermuda, and the Caribbean. At the holding company level, we oversee the allocation of capital within and to our subsidiaries, affiliates, new investments, and stockholders. We have also developed significant operational expertise and resources that we use to augment the capabilities of our individual operating subsidiaries. Over the past ten years, we have built a platform of resources and expertise to support our operating subsidiaries and to improve their quality of service with greater economies of scale and expertise than would typically be available at the operating subsidiary level.

We actively evaluate potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, and generally look for those that we believe have the potential for generating steady excess cash flows over extended periods of time. We have used the cash generated from our operations and dispositions of our operating subsidiaries to re-invest in our existing businesses, to make strategic investments in additional businesses, and to return cash to our investors. We also provide management, technical, financial, regulatory, and marketing services to our operating subsidiaries and typically receive a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. For further information about the Company’s financial segments and geographical information about our operating revenues and assets, see Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

As of September 30, 2021, we offer the following types of services to our customers:

●	Mobility Telecommunications Services. We offer mobile telecommunications services and equipment (“Mobility”) over our wireless networks to both our business and consumer subscribers. In certain markets, Mobility services also includes private network services to business customers and municipalities.

●	Fixed Telecommunications Services. We provide fixed data broadband, internet and voice telecommunications services (“Fixed”) to both our business and consumer subscribers in all of our markets. For some markets, Fixed services also include video services and support under certain government programs.

●	Carrier Telecommunication Services. We deliver services to other telecommunications providers (“Carrier Services”) such as wholesale roaming, the leasing of critical network infrastructure such as tower and transport facilities, site maintenance and international long-distance services.

●	Managed Services. We provide information technology services (“Managed Services”) such as network, application, infrastructure and hosting services to both our business and consumer customers.

Through September 30, 2021, we have identified three operating segments to manage and review our operations and to facilitate investor presentations of our results. These three operating segments are as follows:

●	International Telecom. In our international markets, we offer Fixed services, Mobility services, Carrier Services and Managed Services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands. We also offer fixed video services in Bermuda, the Cayman Islands, and the US Virgin Islands.

●	US Telecom. In the United States, we provide Fixed services, Carrier Services and Managed Services to business and consumer customers in Alaska and the Western US where we also provide Mobility and private network services to consumers.

●	Renewable Energy. In India, we provided distributed generation solar power to commercial and industrial customers through January 27, 2021. See Disposition of International Solar Business for further details.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of September 30, 2021:

Segment	Services	Markets	Tradenames
International Telecom	Mobility	Bermuda, Guyana, US Virgin Islands	One, GTT+, Viya
	Fixed	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT+, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	One, GTT+, Viya
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT+, Viya
US Telecom	Mobility	United States (rural markets)	Choice, Choice NTUA Wireless, Geoverse
	Fixed	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Deploycom
	Carrier Services	United States	Alaska Communications, Commnet, Essextel
	Managed Services	United States	Alaska Communications, Choice
Renewable Energy (1)	Solar	India	Vibrant Energy

(1)	See Disposition of International Solar Business for further details.

For further information about our financial segments and geographical information about our operating revenues and assets see Notes 1 and 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Acquisition of Alaska Communications

On July 22, 2021, we completed the acquisition of Alaska Communications Systems Group, Inc. (“Alaska Communications”), a publicly listed company, for approximately $339.5 million in cash, net of cash acquired, (the “Alaska Transaction”). Alaska Communications provides broadband telecommunication and managed information technology services to customers in the State of Alaska and beyond using its statewide and interstate telecommunications network.

In conjunction with the Alaska Transaction, we entered into an agreement with affiliates and investment funds managed by Freedom 3 Capital, LLC as well as other institutional investors (collectively the “Freedom 3 Investors”). The

Freedom 3 Investors contributed $71.5 million in conjunction with the Alaska Transaction (the “Freedom 3 Investment”). The Freedom 3 Investment consists of common and preferred equity instruments in a subsidiary of the Company which holds the ownership of Alaska Communications.  We accounted for the Freedom 3 Investment as redeemable noncontrolling interests in our consolidated financial statements and we also entered into a financing transaction drawing $220 million on a new credit facility to complete the Alaska Transaction. As a result of the Alaska Transaction, we own approximately 52% of the common equity of Alaska Communications and control its operations and management.  Beginning on July 22, 2021, the results of the Alaska Transaction are included in our US Telecom segment.

See Liquidity and Capital Resources for a discussion regarding the credit agreement used to help finance the Alaska Transaction.

COVID-19

We are continuing to monitor and assess the effects of the ongoing COVID-19 pandemic on our commercial operations, the safety of our employees and their families, our sales force and customers and any potential impact on our revenue in 2021.

The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, judgments and methodologies. We assessed certain accounting matters and estimates that generally require consideration of forecasted financial information in context with the information and estimates reasonably available to us and the unknown future impacts COVID-19 as of September 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses, the carrying value of goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.

Our assessment did not indicate that there was a material adverse impact to our consolidated financial statements as of and for the three and nine months ended September 30, 2021. However, future assessments of the impacts of COVID-19 for the remainder of 2021, as well as other factors, including the possible reinstatement of certain COVID-19 travel-related and stay-at-home restrictions, could result in material adverse impacts to our consolidated financial statements in future reporting periods. For example, we may experience difficulty in procuring network or retail equipment, such as handsets for subscribers, as a result of COVID-19 restrictions. Apart from possible government issued travel restrictions, we currently cannot assess how COVID-19 may influence subscribers’ procurement behavior for services or how that behavior will impact revenues in the foreseeable future.

Disposition of International Solar Business

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

FirstNet Agreement

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we amended in August 2020 and May 2021 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating area in the Western United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time. We expect to recognize construction revenue of approximately $80 million to $85 million through 2022 that will be mainly offset by construction costs as sites are completed. Revenues from construction are expected to have minimal impact on operating income. The network build portion of the FirstNet Agreement has continued during the COVID-19 pandemic but the overall timing of the build schedule has been delayed. Subject to ongoing delays caused by COVID-19 related restrictions, we currently expect construction revenues to continue into 2022.

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

See Liquidity and Capital Resources below for a discussion regarding our March 26, 2020 credit agreement providing the ability to finance the assets built under the FirstNet Agreement.

Universal Service Fund and Connect America Fund Phase II Programs

We recognize revenue from several government funded programs including the Universal Service Fund (“USF”), a subsidy program managed by the Federal Communications Commission (“FCC”), and the Alaska Universal Service Fund (“AUSF”), a similar program managed by the Regulatory Commission of Alaska (the “RCA”). USF funds are disbursed to telecommunication providers through four programs: the High Cost Program; the Low Income Program (“Lifeline Program”); the Schools and Libraries Program (“E-Rate Program”); and the Rural Health Care Support Program.

We also recognize revenue from the Connect America Fund Phase II program (“CAF II”) which offers subsidies to carriers to expand broadband coverage in designated areas. Under CAF II, our US Telecom segment will receive an aggregate of $27.7 million annually through December 2025 and an aggregate of $8.0 million annually from January 2026 through July 2028.

Both the USF and CAFII programs are subject to certain operational and reporting compliance requirements. We believe we are in compliance with these requirements as of September 30, 2021.

In 2018, the FCC initiated a proceeding to replace the High Cost Program support received by Viya in the US Virgin Islands with a new Connect USVI Fund. On November 16, 2020, the FCC announced that Viya was not the recipient of the Connect USVI Fund award and authorized funding to be issued to the new awardee in June 2021. Pursuant to the terms of the program and effective in July 2021, Viya’s annual USF support was reduced from $16.4 million to $10.9 million. In July 2022, this support will be reduced again to $5.5 million for the annual period through June 2023. Thereafter, Viya will not receive High Cost Program support.

RDOF (“Rural Digital Opportunities Fund”)

Pending the FCC’s conclusion of the award process, we expect to receive approximately $20.1 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”).

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is distributed upon completion of a project. As of December 31, 2020, we have been awarded approximately $16.8 million of such grants. We were awarded $6.5 million of additional grants in the nine months ended September 30, 2021. Of this $23.3 million of awards, we have completed our construction obligations on $14.0 million of these projects and $9.3 million of such construction obligations remain with completion deadlines beginning in July 2022. Once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants.

CARES Act

As of December 31, 2020, we have received $16.3 million of funding under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to construct network infrastructure within our US Telecom segment. During the nine months ended September 30, 2021, we received an additional $2.4 million of funding for the same purpose. The construction was completed as of September 30, 2021 and $18.4 million of the funding was recorded as a reduction to property, plant and equipment with a subsequent reduction to depreciation expense. The remaining $0.3 million was recorded as a reduction to operating expense in the nine months ended September 30, 2021.

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

Selected Segment Financial Information

The following represents selected segment information for the three months ended September 30, 2021 and 2020 (in thousands):

For the Three Months Ended September 30, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$1,422	$231	$—	$—	$1,653
Mobility - Consumer	22,423	1,909	—	—	24,332
Total Mobility	23,845	2,140	—	—	25,985
Fixed - Business	16,549	21,681	—	—	38,230
Fixed - Consumer	40,870	15,484	—	—	56,354
Total Fixed	57,419	37,165	—	—	94,584
Carrier Services	2,557	31,939	—	—	34,496
Other	233	—	—	—	233
Total Communication Services Revenue	84,054	71,244	—	—	155,298
Other
Managed Services	1,252	3,793	—	—	5,045
Construction	—	6,417	—	—	6,417
Total Other Revenue	1,252	10,210	—	—	11,462
Total Revenue	85,306	81,454	—	—	166,760

Operating income (loss)	13,213	(9,830)	(55)	(4,310)	(982)

For the Three Months Ended September 30, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$1,108	$136	$—	$—	$1,244
Mobility - Consumer	20,298	2,296	—	—	22,594
Total Mobility	21,406	2,432	—	—	23,838
Fixed - Business	16,516	1,954	—	—	18,470
Fixed - Consumer	40,848	3,465	—	—	44,313
Total Fixed	57,364	5,419	—	—	62,783
Carrier Services	1,851	19,852	—	—	21,703
Other	397	—	—	—	397
Total Communication Services Revenue	81,018	27,703	—	—	108,721
Other
Renewable Energy	—	—	1,177	—	1,177
Managed Services	1,447	—	—	—	1,447
Construction	—	394	—	—	394
Total Other Revenue	1,447	394	1,177	—	3,018
Total Revenue	82,465	28,097	1,177	—	111,739

Operating income (loss)	16,024	2,218	(98)	(8,587)	9,557

(1) Corporate and Other items refer to corporate overhead costs and consolidating adjustments

A year-to-date comparison of our segment results is as follows:

International Telecom.  Revenue within our International Telecom segment increased $2.8 million, or 3.4%, to $85.3 million from $82.5 million for the three months ended September 30, 2021 and 2020, respectively, as a result of an increase in subscribers for both our Fixed and Mobility services as well as an increase in the average revenue per user (“ARPU”) within many of our international markets. These increases, however, were partially offset by a $1.4 million reduction in federal support revenues in the US Virgin Islands. In addition, certain international markets recognized an increase in Carrier Services revenue as a result of increased tourism as certain COVID-19 related travel and stay-at-home restrictions were lifted.

Operating expenses within our International Telecom segment increased by $5.6 million, or 8.4%, to $72.1 million from $66.5 million for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily the result of an increase in direct costs incurred in connection with the increase in this segment’s revenue, and certain costs being incurred during the three months ended September 30, 2021 that were not incurred during the three months ended September 30, 2020 due to the impact of COVID-19 restrictions. The three month period ended September 30, 2021 also includes additional legal and regulatory costs in Guyana when compared to the prior year period.

As a result, our International Telecom segment’s operating income decreased $2.8 million, or 17.5% to $13.2 million from $16.0 million for the three months ended September 30, 2021 and 2020, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $53.4 million to $81.5 million from $28.1 million for the three months ended September 30, 2021 and 2020, respectively, primarily as a result of $46.8 million associated with the Alaska Transaction and a $6.1 million increase in construction revenue from the FirstNet Transaction.

Operating expenses within our US Telecom segment increased $65.4 million to $91.3 million from $25.9 million for the three months ended September 30, 2021 and 2020, respectively, as a result of the Alaska Transaction, construction costs and other expenses being incurred in connection with the FirstNet Transaction, costs associated with the CARES Act-funded build-out of rural broadband operations, costs to further fund our private network business and certain costs being incurred during the three months ended September 30, 2021 that were not incurred during the three months ended September 30, 2020 as a result of the impact of COVID-19 restrictions.

As a result of the above, our US Telecom segment’s operating income decreased $12.0 million to a loss of $9.8 million from income of $2.2 million for the three months ended September 30, 2021 and 2020, respectively.

Renewable Energy.  We provided distributed generation solar power to commercial and industrial customers under the Vibrant name in India through the completion of the Vibrant Transaction on January 27, 2021. Thereafter, we did not generate revenue within our Renewable Energy segment and instead revenue from our Renewable Energy operations is now included in other revenue. For the three months ended September 30, 2020, our renewable energy operations generated $1.2 million of revenue.

The following represents a year over year discussion and analysis of our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
REVENUE:
Communication services	$155,298	$108,721	$46,577	42.8%
Other	11,462	3,018	8,444	279.8
Total revenue	166,760	111,739	55,021	49.2
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of services	70,732	45,106	25,626	56.8
Cost of construction revenue	5,855	390	5,465	1,401.3
Selling, general and administrative	53,360	35,079	18,281	52.1
Transaction-related charges	5,696	31	5,665	18,274.2
Depreciation	28,875	21,157	7,718	36.5
Amortization of intangibles from acquisitions	3,480	423	3,057	722.7
Loss on disposition of long-lived assets	(256)	(4)	(252)	6,300.0
Total operating expenses	167,742	102,182	65,560	64.2
Income from operations	(982)	9,557	(10,539)	(110.3)
OTHER INCOME (EXPENSE):
Interest income	42	118	(76)	(64.4)
Interest expense	(3,438)	(1,361)	(2,077)	152.6
Other income (expense)	(385)	(2,031)	1,646	(81.0)
Other income (expense), net	(3,781)	(3,274)	(507)	15.5
INCOME (LOSS) BEFORE INCOME TAXES	(4,763)	6,283	(11,046)	(175.8)
Income tax provision (benefit)	(288)	92	(380)	(413.0)
NET INCOME (LOSS)	(4,475)	6,191	(10,666)	(172.3)
(Net income) loss attributable to noncontrolling interests, net of tax:	1,856	(3,530)	5,386	(152.6)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(2,619)	$2,661	$(5,280)	(198.4)%

Communications services revenue

Mobility revenue. Our Mobility revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing retail mobile voice and data services over our wireless networks as well as through the sale of related equipment, such as handsets and other accessories, to our retail subscribers. Mobility revenue increased by $2.2 million, or 9.2%, to $26.0 million for the three months ended September 30, 2021 from $23.8 million for the three months ended September 30, 2020. Of this increase, $0.4 million related to an increase in revenue from business customers while the remaining increase of $1.8 million pertained to an increase in revenue from consumers. The increase in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $2.4 million, or 11.2%, to $23.8 million for the three months ended September 30, 2021 from $21.4 million for the three months ended September 30, 2020. Of this increase, $0.3 million related to an increase in revenue from business customers while the remaining increase of $2.1 million pertained to an increase in revenue from consumers. Such increases were the result of improved retail and marketing strategies which resulted in an increase in subscribers, ARPU and in equipment sales.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $0.3 million, or 12.5%, to $2.1 million from $2.4 million for the three months ended September 30, 2021 and 2020 as a result of a decrease in retail subscribers and revenue generated by our early stage private network business. Of this decrease, $0.4 million related to a decrease in revenue from consumers within our retail operations due to a decrease in subscribers. However, such decrease was partially offset by an increase in revenue from our business customers within our private networks business of $0.1 million.

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

Apart from possible government issued travel restrictions, we currently cannot assess how the impact of COVID-19 may influence our subscribers’ procurement behavior for our services or how that behavior will affect our Mobility revenues in the foreseeable future.

Fixed revenue. Fixed revenue is primarily generated by broadband, voice, and video service revenues provided to retail and business customers over our wireline networks. Fixed revenue within our US Telecom segment also includes revenue from the Connect America Fund Phase II program awards in the Western US and Alaska, as well as revenue from the Alaska Universal Service Fund. Within our International Telecom segment, Fixed revenue also includes funding under the FCC’s High Cost Program in the US Virgin Islands. Fixed revenue increased by $31.8 million, or 50.6%, to $94.6 million from $62.8 million for the three months ended September 30, 2021 and 2020, respectively. Of this increase, $19.8 million relates to revenue from business customers while the remaining increase of $12.0 million pertain to consumers. The increase in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue remained consistent at $57.4 million, for the three months ended September 30, 2021 and 2020, respectively. Revenue from both business and consumer customers also remained consistent. We experienced an increase in Fixed revenues within this segment as a result of stronger demand for broadband services in order to enable remote working and improved connectivity for our subscribers during the COVID-19 pandemic. However, this increase was partially offset by a $1.4 million decrease in revenue from the FCC’s High Cost Program.

●	US Telecom. Fixed revenue within our US Telecom segment increased by $31.8 million, to $37.2 million from $5.4 million for the three months ended September 30, 2021 and 2020, respectively, primarily related to the Alaska Transaction which generated $31.0 million of revenue during 2021. Of this increase, $19.7 million related to revenue from business customers while the remaining $12.1 pertained to consumer customers.

Fixed revenue within our International Telecom segment will decrease as a result of the loss of USF funding in the US Virgin Islands, but such decrease may be partially offset as a result of an increase in subscribers in order to further enable remote working and in connection with certain new contracts with oil and gas providers in Guyana. However, the demand for our video services may decline due to subscribers using alternative methods to receive video content. Any growth may be offset if COVID-19 travel related restrictions continue in some of our markets.

Within our US Telecom segment, Fixed revenue will increase as a result of the impact of a full quarter of results from our Alaska operations.

Apart from possible government issued travel restrictions, we currently cannot assess how the impact of reinstated COVID-19 restrictions may influence our subscribers’ procurement behavior for our services or how that behavior will affect our Fixed revenues in the foreseeable future.

Carrier Services revenue. Carrier Services revenue is generated by both our International Telecom and US Telecom segments. Within our International Telecom segment, Carrier Services revenue includes international long-distance services, roaming revenues generated by other carriers’ customers roaming into our retail markets, transport services and access services provided to other telecommunications carriers. Within our US Telecom segment, Carrier Services revenue includes services provided under the FirstNet Transaction, wholesale roaming revenues, the provision of network switching services, tower lease revenue and other services provided to carriers. Carrier Services revenue increased by $12.8 million, or 59.0%, to $34.5 million from $21.7 million for the three months ended September 30, 2021 and 2020, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $0.7 million, or 36.8%, to $2.6 million from $1.9 million for the three months ended September 30, 2021 and 2020, respectively, as a result of increased roaming revenues due to increased tourism within the US Virgin Islands.

●	US Telecom. Carrier Services revenue within our US Telecom segment increased by $12.0 million, or 60.3%, to $31.9 million from $19.9 million, for the three months ended September 30, 2021 and 2020, respectively, as a result of the Alaska Transaction.

Within our International Telecom segment, Carrier Services revenue may continue to increase if tourism continues to return to pre-pandemic levels. Apart from possible government issued travel restrictions, we currently cannot assess how the impact of COVID-19 may influence our subscribers’ procurement behavior for our services or how that behavior will affect our revenues in the foreseeable future. Also within our International Telecom segment, we expect that Carrier Services revenue from our international long-distance business in Guyana will continue to decrease as consumers seek to use alternative technology services to place long-distance calls. In addition, such revenue may decline as the result of the implementation, by the Government of Guyana, of recently-passed legislation which terminates our right to be the exclusive provider of domestic Fixed and international long-distance service in Guyana. While the loss of our exclusive rights may cause an immediate reduction in our Carrier Services revenue, the complete impact of the new legislation to our operations will not be fully known until the Government of Guyana makes the terms and conditions of licenses issued to two of our competitors available to us. Over the longer term, such declines in Carrier Services revenue may be offset by increased Fixed revenue from broadband services to consumers and enterprises in Guyana, increased Mobility communications revenue from an increase in regulated local calling rates in Guyana or possible economic growth within that country. See Note 14 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Within our US Telecom segment, we expect Carrier Services revenue to increase as a result of the impact of a full quarter of results from our Alaska operations. These increases, however, may be offset by a decrease during the construction phase of the FirstNet Transaction and from the impact of continued reduced contractual wholesale roaming rates and imposed revenue caps. We believe that maintaining roaming and other Carrier Services favorable to our carrier customers allows us to preserve revenue for a longer period of time while creating the potential for long-lived shared infrastructure solutions for carriers in areas they may consider to be non-strategic.

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

Other communications services revenue. Other communications services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers. Other communications services revenue decreased to $0.2 million from $0.4 million for the three months ended September 30, 2021 and 2020, respectively.

Other revenue

Renewable energy revenue. Through the completion of the Vibrant Transaction on January 27, 2021, we distributed generation solar power to commercial and industrial customers under the Vibrant name in India. Accordingly, we did not generate revenue within our Renewable Energy segment during the three months ended

September 30, 2021. For the three months ended September 30, 2020, our renewable energy operations generated $1.2 million of revenue.

Managed Services revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services.

Managed Services revenue increased by $3.6 million to $5.0 million from $1.4 million for the three months ended September 30, 2021 and 2020, respectively, primarily as a result of the Alaska Transaction which generated $3.8 million of Managed Services revenue during 2021. Partially offsetting this increase was a decrease in other operations due to the impact of COVID-19 which resulted in a decrease in equipment sales and consulting services in our other operating subsidiaries.

We expect that Managed Services revenue will increase as a result of a full quarter of results from our Alaska operations.

Construction revenue. Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended September 30, 2021, we recognized $6.4 million of construction revenue. As of September 30, 2021, 50% of the cell sites related to the FirstNet Agreement were completed and we expect that an additional 15% of the sites will be completed by the end of 2021. We expect the remaining sites to be completed during 2022.

Operating expenses

Cost of services. Cost of services are charges that we incur for voice and data transport circuits (in particular, the circuits between our Mobility sites) and our switches, internet capacity, video programming costs, access fees we pay to terminate our calls, telecommunication spectrum fees and direct costs associated within our Managed Services and technology business. Cost of services also include expenses associated with developing, operating, upgrading and supporting our telecommunications networks, including the salaries and benefits paid to employees directly involved in the development and operation of those businesses, as well as bad debt reserves and the cost of handsets and customer resale equipment incurred by our retail businesses.

Cost of services increased by $25.6 million, or 56.8%, to $70.7 million from $45.1 million for the three months ended September 30, 2021 and 2020, respectively. The net increase in cost of services, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of services increased by $2.3 million, or 7.3%, to $34.0 million from $31.7 million, for the three months ended September 30, 2021 and 2020, respectively. This increase was primarily related to the increase in the demand for our products as well as expenses, such as facility and utility costs, incurred during the three months ended September 30, 2021 that were reduced during the three months ended September 30, 2020 as a result of the impact of COVID-19 restrictions.

●	US Telecom. Cost of services within our US Telecom segment increased by $23.3 million to $36.6 million from $13.3 million for the three months ended September 30, 2021 and 2020, respectively, primarily as a result of the Alaska Transaction. In addition, further development of our private network business, an increase in data transport costs associated with the FirstNet Transaction and costs associated with our recent funding award under the CARES Act also resulted in an increase in these costs within the segment. These increases were partially offset by decreases in our wholesale long-distance voice services business.

We expect that cost of services may increase within both our International and US Telecom segments due to an expected increase in roaming and other termination costs if COVID-19 related travel restrictions continue to be lifted. Within the US Telecom segment, we expect an increase in cost of services due to the impact of a full quarter of results for our operations in Alaska, expenses associated with our recent funding award under the CARES Act and anticipated expenses in connection with our performance under the construction phase of our FirstNet Transaction which is expected to be completed during 2022.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. Cost of construction revenue increased to $5.9 million from $0.4 million for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, 50% of the cell sites related to the FirstNet Agreement were completed, and we expect that an additional 15% of sites will be completed by the end of 2021. We expect the remaining sites to be completed during 2022.

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

Selling, general and administrative expenses increased by $18.3 million, or 52.1%, to $53.4 million from $35.1 million for the three months ended September 30, 2021 and 2020, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $3.2 million, or 15.2%, to $24.3 million from $21.1 million for the three months ended September 30, 2021 and 2020, respectively. This increase was incurred within certain international markets primarily as a result of an increase in legal and regulatory related fees, increased information technology costs for cyber security matters and expenses incurred during the three months ended September 30, 2021 that were reduced during the three months ended September 30, 2020 as a result of the impact of COVID-19.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $16.1 million to $22.6 million from $6.5 million, for the three months ended September 30, 2021 and 2020, respectively, primarily as a result of the Alaska Transaction and increased spending within our early stage private network and our US Mobility businesses.

●	Renewable Energy. We incurred $0.1 million and $0.8 million of selling, general and administrative expenses within our Renewable Energy segment during the three months ended September 30, 2021 and 2020, respectively. This decrease is the result of the Vibrant Transaction.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead decreased by $0.3 million, or 4.5%, to $6.4 million from $6.7 million for the three months ended September 30, 2021 and 2020, respectively, primarily related to a decrease in non-cash equity compensation expense from the timing of the underlying annual grants and a decrease in legal expenses partially offset by increased integration costs associated with the completion of the Alaska Transaction.

Within both our International and US Telecom segments, we expect that selling, general and administrative expenses may increase if COVID-19 related travel restrictions continue to be lifted. Within the US Telecom segment, we expect an increase in selling, general and administrative costs due to the impact of a full quarter of results for our operations in Alaska. We also expect an increase in these costs as a result of expected costs associated with our recent funding award under the CARES Act and the impact of our performance during the construction phase of the FirstNet Transaction which is expected to be completed during 2022. Our Corporate Overhead segment may also experience an increase in these expenses to support our expanding operations.

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

We incurred $5.7 million and a nominal amount of transaction-related charges during the three months ended September 30, 2021 and 2020, respectively. The transaction-related charges incurred during 2021 were primarily related to the Alaska Transaction.

 Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets associated with our acquisitions.

Depreciation and amortization expenses increased by $10.8 million, or 50.0%, to $32.4 million from $21.6 million for the three months ended September 30, 2021 and 2020, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses remained consistent within our International Telecom segment at $13.7 million for the three months ended September 30, 2021 and 2020, respectively, as a result of the impact of certain assets becoming fully depreciated in recent periods partially offset by recent upgrades and expansions to this segment’s network assets.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $11.6 million to $17.4 million from $5.8 million, for the three months ended September 30, 2021 and 2020, respectively. This increase was primarily a result of the impact of the Alaska Transaction, which included a significant amount of intangible assets and related amortization expense being recorded, partially offset by certain assets becoming fully depreciated in recent periods.

●	Renewable Energy. We incurred no depreciation expense and $0.5 million of depreciation expense within our Renewable Energy segment during the three months ended September 30, 2021 and 2020, respectively This decrease is the result of the Vibrant Transaction.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $0.5 million, or 29.4%, to $1.2 million from $1.7 million, for the three months ended September 30, 2021 and 2020, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

We expect depreciation and amortization expense to increase within all of our segments as we acquire tangible assets to expand or upgrade our telecommunications networks. Our US segment will also incur additional depreciation and amortization expenses in future periods due to the impact of a full quarter of results for our operations in Alaska.

Gain (Loss) on disposition of long-lived assets.   During the three months ended September 30, 2021, we recorded a gain on the disposition of long-lived assets of $0.3 million.

During the three months ended September 30, 2020, we recorded a loss on the disposition of long-lived assets of $0.1 million on the disposition of long - lived assets primarily within the US Telecom segment.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances.

Interest income decreased to a nominal amount from $0.1 million for the three months ended September 30, 2021 and 2020, respectively, as a result of a reduction in the balances of our cash, cash equivalents and short-term investments as well as our return on those balances.

Interest expense.   We incur interest expense on the 2019 CoBank Credit Facility, the Alaska Credit Facility, the Viya Debt, the One Communications Debt and the Receivables Credit Facility (each as defined below). Interest expense also includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense increased to $3.4 million from $1.4 million for the three months ended September 30, 2021 and 2020, respectively, as additional interest expense was incurred for new borrowings under the Alaska Credit Facility and the Receivables Credit Facility.

We expect that interest expense will increase in future periods as a result of borrowings under both the Receivables Credit Facility and the 2019 CoBank Credit Facility as well as the impact of a full quarter of results for our Alaska operations.

Other income (expense).   Other income (expense) represents miscellaneous non-operational income earned and expenses incurred.

For the three months ended September 30, 2021, other income (expense) was an expense of ($0.4) million which was primarily related to losses from our noncontrolling investments and on foreign currency transactions. These losses were partially offset by miscellaneous income generated during the quarter.

For the three months ended September 30, 2020, other income (expense) was expense of ($2.0) million primarily related to losses from noncontrolling equity investments.

Income taxes. Our effective tax rate for the three months ended September 30, 2021 and 2020 was 6.0% and 1.5%, respectively.

The effective tax rate for the three months ended September 30, 2021 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate, (ii) certain transactional charges incurred in connection with our recent acquisition that had no tax benefit, and (iii) a discrete expense of $0.5 million for interest on unrecognized tax positions.

The effective tax rate for the three months ended September 30, 2020 was primarily impacted by the following items: (i) the remeasurement of a forecasted domestic loss at a higher tax rate due to carryback provisions as provided by the CARES Act, (ii) the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in India where the Company cannot benefit from those losses as required by ASC 740- 270-30-36(a) and, (iii) discrete items including a $0.4 million expense for interest on unrecognized tax positions, a $0.2 million expense to record a valuation allowance against an investment write-off which cannot be currently benefitted for tax, and a $0.6 million benefit (net) related to the utilization of losses at a higher tax rate as allowed by the CARES Act.

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

(Net income) loss attributable to noncontrolling interests, net of tax.  Net income attributable to noncontrolling interests, net of tax reflected an allocation of losses of $1.9 million and income of $3.5 million generated by our less than wholly owned subsidiaries for the three months ended September 30, 2021 and 2020, respectively, a decrease of $5.4 million. Changes in net income attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Net income attributable to noncontrolling interests, net of tax decreased by $0.5 million, or 17.9%, to $2.3 million from $2.8 million for the three months ended September 30, 2021 and 2020, respectively, primarily as a result of the impact of an increase in our ownership in certain less than wholly owned profitable subsidiaries partially offset by an increase in profitability in other less than wholly owned subsidiaries.

●	US Telecom. Net income attributable to noncontrolling interests, net of tax decreased by $5.0 million to an allocation of losses of $4.2 million from an allocation of income of $0.8 million for the three months ended September 30, 2021 and 2020, respectively, as a result of the Alaska Transaction.

(Net income) loss attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders was a loss of $2.6 million and income of $2.7 million for the three months ended September 30, 2021 and 2020, respectively.

On a per diluted share basis, net income (loss) was a loss of ($0.22) and income of $0.17 per diluted share for the three months ended September 30, 2021 and 2020, respectively.

Selected Segment Financial Information

The following represents selected segment information for the nine months ended September 30, 2021 and 2020 (in thousands):

For the Nine Months Ended September 30, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,917	$1,149	$—	$—	$5,066
Mobility - Consumer	64,503	6,258	—	—	70,761
Total Mobility	68,420	7,407	—	—	75,827
Fixed - Business	50,037	26,409	—	—	76,446
Fixed - Consumer	125,255	23,004	—	—	148,259
Total Fixed	175,292	49,413	—	—	224,705
Carrier Services	6,963	70,713	—	—	77,676
Other	689	—	—	—	689
Total Communication Services Revenue	251,364	127,533	—	—	378,897
Other
Renewable Energy	—	—	418	—	418
Managed Services	3,978	3,793	—	—	7,771
Construction	—	28,049	—	—	28,049
Total Other Revenue	3,978	31,842	418	—	36,238
Total Revenue	255,342	159,375	418	—	415,135

Operating income (loss)	40,999	(10,920)	(1,488)	(23,319)	5,271

For the Nine Months Ended September 30, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,136	$140	$—	$—	$3,276
Mobility - Consumer	57,468	7,063	—	—	64,531
Total Mobility	60,604	7,203	—	—	67,807
Fixed - Business	51,115	6,676	—	—	57,791
Fixed - Consumer	121,305	8,505	—	—	129,810
Total Fixed	172,420	15,181	—	—	187,601
Carrier Services	5,392	60,779	—	—	66,171
Other	1,286	—	—	—	1,286
Total Communication Services Revenue	239,702	83,163	—	—	322,865
Other
Renewable Energy	—	—	3,373	—	3,373
Managed Services	5,111	—	—	—	5,111
Construction	—	394	—	—	394
Total Other Revenue	5,111	394	3,373	—	8,878
Total Revenue	244,813	83,557	3,373	—	331,743

Operating income (loss)	44,119	6,241	(1,175)	(25,306)	23,879

(1) Corporate and Other items refer to corporate overhead costs and consolidating adjustments

A year-to-date comparison of our segment results is as follows:

International Telecom.  Revenues within our International Telecom segment increased $10.5 million, or 4.3%, to $255.3 million from $244.8 million for the nine months ended September 30, 2021 and 2020, respectively, as a result of an increase in Fixed and Mobility subscribers and ARPU within many of our international markets. These increases however, were partially offset by a $1.4 million reduction in federal support revenues in the US Virgin Islands. In addition, certain international markets recognized an increase in Carrier Services revenue as a result of increased tourism as certain COVID-19 related travel and stay-at-home restrictions were lifted during the latter half of the nine months ended September 30, 2021.

Operating expenses within our International Telecom segment increased by $13.6 million, or 6.8%, to $214.3 million from $200.7 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily the result of an increase in direct costs incurred in connection with the increase in this segment’s revenue, increased legal and regulatory costs in Guyana and certain costs being incurred during the nine months ended September 30, 2021 that were not incurred during the nine months ended September 30, 2020 as a result of the impact of COVID-19 restrictions.

As a result, our International Telecom segment’s operating income decreased $3.1 million, or 7.0%, to $41.0 million from $44.1 million.

US Telecom.  Revenue within our US Telecom segment increased by $75.8 million to $159.4 million from $83.6 million for the nine months ended September 30, 2021 and 2020, respectively, primarily as a result of $46.8 million associated with the Alaska Transaction and an increase in construction revenue from the FirstNet Transaction of $27.7 million, partially offset by reductions in Carrier Services revenue.

Operating expenses within our US Telecom segment increased by $92.9 million to $170.3 million from $77.4 million for the nine months ended September 30, 2021 and 2020, respectively, as a result of construction costs and other expenses being incurred in connection with the FirstNet Transaction, costs associated with the CARES Act-funded build-out of rural broadband operations, costs to further fund our private network business and certain costs being incurred during the nine months ended September 30, 2021 that were not incurred during the nine months ended September 30, 2020 as a result of the impact of COVID-19 restrictions. The nine month period ended September 30, 2021 also includes additional legal and regulatory costs.

As a result of the above, our US Telecom segment’s operating income decreased $17.1 million to a loss of $10.9 million from income of $6.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Renewable Energy.  Through the completion of the Vibrant Transaction on January 27, 2021, we distributed generation solar power to commercial and industrial customers under the Vibrant name in India. Accordingly, we did not generate revenue or incur operating expenses within our Renewable Energy segment subsequent to that date. For the nine months ended September 30, 2020, we generated revenue, incurred operating expenses and reported an operating loss of $3.4 million, $4.6 million and $1.2 million, respectively.

The following represents a year over year discussion and analysis of our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)

REVENUE:
Communication services	$378,897	$322,865	$56,032	17.4%
Other	36,238	8,878	27,360	308.2
Total revenue	415,135	331,743	83,392	25.1
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of services	168,717	137,545	31,172	22.7
Cost of construction revenue	27,997	390	27,607	7,078.7
Selling, general and administrative	131,705	103,633	28,072	27.1
Transaction-related charges	7,823	147	7,676	5,221.8
Depreciation	68,693	64,705	3,988	6.2
Amortization of intangibles from acquisitions	4,324	1,384	2,940	212.4
Loss on disposition of long-lived assets	605	60	545	908.3
Total operating expenses	409,864	307,864	102,000	33.1
Income from operations	5,271	23,879	(18,608)	(77.9)
OTHER INCOME (EXPENSE):
Interest income	83	427	(344)	(80.6)
Interest expense	(5,723)	(4,091)	(1,632)	39.9
Other income (expense)	1,923	(4,341)	6,264	(144.3)
Other income (expense), net	(3,717)	(8,005)	4,288	(53.6)
INCOME BEFORE INCOME TAXES	1,554	15,874	(14,320)	(90.2)
Income tax provision	(1,535)	(1,057)	(478)	45.2
NET INCOME	3,089	16,931	(13,842)	(81.8)
(Net income) attributable to noncontrolling interests, net of tax:	(986)	(10,538)	9,552	(90.6)
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$2,103	$6,393	$(4,290)	(67.1)%

Communications services revenue

Mobility revenue. Mobility revenue increased by $8.0 million, or 11.8%, to $75.8 million for the nine months ended September 30, 2021 from $67.8 million for the nine months ended September 30, 2020. The increase in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $7.8 million, or 12.9%, to $68.4 million for the nine months ended September 30, 2021 from $60.6 million for the nine months ended September 30, 2020 as a result of an increase in subscribers and ARPU due to the impact that COVID-19 related travel and stay-at-home restrictions had during the nine months ended September 30, 2020. Of this increase, $0.8 million related to an increase in revenue from business customers while the remaining $7.0 million increase pertained to an increase in revenue from consumers.

●	US Telecom. Mobility revenue within our US Telecom segment increased by $0.2 million, or 2.8%, to $7.4 million from $7.2 million for the nine months ended September 30, 2021 and 2020 as a result of an increase in retail subscribers and revenue generated by our early stage private network business. These increases were offset by a decrease in ARPU. Of this increase, $1.0 million related to an increase in revenue from business customers while revenue from consumers declined $0.8 million.

Fixed revenue. Fixed revenue increased by $37.1 million, or 19.8%, to $224.7 million from $187.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue increased by $2.9 million, or 1.7%, to $175.3 million from $172.4 million, for the nine months ended September 30, 2021 and 2020, respectively, primarily as a result of an increase in Fixed broadband services in order to enable remote working during the COVID-19 pandemic. This increase was partially offset by a decrease in revenue from certain enterprise customers, such as hotels, which were impacted by the effects of COVID-19 related travel and stay-at-home restrictions and a $1.4 million decrease in revenue from the FCC’s High Cost Program. Of this increase, $4.0 million related to an increase in revenue from consumers while the remaining revenue from business customers declined by $1.1 million.

●	US Telecom. Fixed revenue within our US Telecom segment increased by $34.2 million, to $49.4 million from $15.2 million for the nine months ended September 30, 2021 and 2020, respectively. This increase was related to the Alaska Transaction which generated $31.0 million of revenue during 2021 and an increase in usage for both enterprise and residential subscribers to support remote working and better connectivity during the COVID-19 pandemic partially offset by a reduction in ARPU. Of this increase, $19.7 million related to an increase in revenue from business customers while the remaining $14.5 million pertains to an increase in consumer revenue.

Carrier Services revenue. Carrier Services revenue decreased by $11.5 million, or 17.4%, to $77.7 million from $66.2 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $1.6 million, or 29.6%, to $7.0 million from $5.4 million for the nine months ended September 30, 2021 and 2020, respectively, as a result of increased roaming revenues due to increased tourism within most of our International Telecom markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment increased by $9.9 million, or 16.3%, to $70.7 million from $60.8 million, for the nine months ended September 30, 2021 and 2020, respectively, primarily as a result of the Alaska Transaction which generated $12.0 million of Carrier Services revenue during 2021 partially offset by the 2020 restructuring of certain carrier contracts.

Other communications services revenue. Other communications services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers. Other communications services revenue decreased to $0.7 million from $1.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Other revenue

Renewable energy revenue. Renewable energy revenue decreased by $3.0 million to $0.4 million from $3.4 million for the nine months ended September 30, 2021 and 2020, respectively, as a result of the impact of the Vibrant Transaction.

Managed Services revenue. Managed Services revenue increased by $2.7 million, or 52.9%, to $7.8 million from $5.1 million for the nine months ended September 30, 2021 and 2020, respectively, primarily as a result of the impact of COVID-19 which resulted in a decrease in equipment sales and consulting services.

Construction revenue. During the nine months ended September 30, 2021, we recognized $28.0 million of construction revenue. As of September 30, 2021, 50% of the cell sites related to the FirstNet Agreement were complete and we expect that an additional 15% of the sites will be completed by the end of 2021. We expect the remaining sites to be completed during 2022.

Operating expenses

Cost of services. Cost of services increased by $31.2 million, or 22.7%, to $168.7 million from $137.5 million for the nine months ended September 30, 2021 and 2020, respectively. The net increase in cost of services, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of services increased by $5.6 million, or 5.8%, to $101.7 million from $96.1 million, for the nine months ended September 30, 2021 and 2020, respectively. This increase was primarily related to the increase in the demand for our products as well as expenses, such as facility and utility costs, incurred during the nine months ended September 30, 2021 that were reduced during the nine months ended September 30, 2020 as a result of the impact of COVID-19.

●	US Telecom. Cost of services within our US Telecom segment increased by $26.4 million, or 64.5%, to $67.3 million from $40.9 million for the nine months ended September 30, 2021 and 2020, respectively, as a result of an increase in data transport costs in connection with the FirstNet Transaction partially offset by decreases in our wholesale long-distance voice services businesses.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement and was $28.0 million during the nine months ended September 30, 2021. As of September 30, 2021, 50% of the cell sites related to the FirstNet Agreement were completed, and we expect that an additional 15% of sites will be completed by the end of 2021. We expect the remaining sites to be completed during 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $28.1 million, or 27.1%, to $131.7 million from $103.6 million for the nine months ended September 30, 2021 and 2020, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $9.0 million, or 14.4%, to $71.4 million from $62.4 million for the nine months ended September 30, 2021 and 2020, respectively. This increase was incurred within certain international markets primarily as a result of an increase in legal and regulatory related fees as well as expenses incurred during the nine months ended September 30, 2021 that were reduced during the nine months ended September 30, 2020 as a result of the impact of COVID-19.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $19.7 million to $38.5 million from $18.8 million, for the nine months ended September 30, 2021 and 2020, respectively, primarily as a result of the Alaska Transaction and increased spending within our early stage private network business and within our Mobility retail operations.

●	Renewable Energy. Selling, general and administrative expenses within our Renewable Energy segment decreased $2.2 million to $0.5 million from $2.7 million for the nine months ended September 30, 2021 and 2020, respectively, as a result of the Vibrant Transaction.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $1.7 million, or 8.6%, to $21.4 million from $19.7 million, for the nine months ended September 30, 2021 and 2020, respectively, primarily related to increased non-cash equity compensation expense from the timing of the underlying annual grants, an increase in legal expenses and integration costs associated with the completion of the Alaska Transaction that were incurred during 2021.

Transaction-related charges.  We incurred $7.8 million and $0.1 million of transaction-related charges during the nine months ended September 30, 2021 and 2020, respectively. The transaction-related charges incurred during 2021 were primarily related to the Alaska Transaction.

 Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $6.9 million, or 10.4%, to $73.0 million from $66.1million for the nine months ended September 30, 2021 and 2020, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $0.8 million, or 1.9%, to $41.3 million from $42.1 million, for the nine months ended September 30, 2021 and 2020, respectively. This decrease was a result of certain assets becoming fully depreciated in recent periods partially offset by recent upgrades and expansions to this segment’s network assets.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $10.3 million, or 59.2%, to $27.7 million from $17.4 million, for the nine months ended September 30, 2021 and 2020, respectively. This increase was primarily a result of the impact of the Alaska Transaction, which included a significant amount of intangible assets, partially offset by capital expenditures within our US Mobility and early-stage private network business.

●	Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment decreased by $1.4 million to $0.2 million from $1.6 million for the nine months ended September 30, 2021 and 2020, respectively, as a result of the Vibrant Transaction.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $1.2 million, or 24.0%, to $3.8 million from $5.0 million, for the nine months ended September 30, 2021 and 2020, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

Gain (loss) on disposition of long-lived assets.   During the nine months ended September 30, 2021, we recorded a loss on the disposition of long-lived assets of $0.6 million, primarily related to the Vibrant Transaction, partially offset by gains within the US Telecom segment.

During the nine months ended September 30, 2020, we recorded a loss on the disposition of long-lived assets of $0.1 million primarily as a result of the disposal of miscellaneous assets within our US mobility and renewable energy operations.

Interest income. Interest income decreased to a nominal amount from $0.4 million for the nine months ended September 30, 2021 and 2020, respectively, as a result of a reduction in the balances of our cash, cash equivalents and short-term investments as well as our return on those balances.

Interest expense.   Interest expense increased to $5.7 million from $4.1million for the nine months ended September 30, 2021 and 2020, respectively, as additional interest expense incurred for new borrowings under the Alaska Credit Facility and the Receivables Credit Facility.

Other income (expense).   Other income (expense) represents miscellaneous non-operational income earned and expenses incurred.

For the nine months ended September 30, 2021, other income (expense) was income of $1.9 million which was primarily related to gains from our noncontrolling investments partially offset by a net loss on foreign currency transactions.

For the nine months ended September 30, 2020, other expenses was an expense of $4.3 million which was primarily related to $3.4 million of losses related to noncontrolling investments and $1.2 million related to net losses on foreign currency transactions.

Income taxes. Our effective tax rate for the nine months ended September 30, 2021 and 2020 was (98.8%) and (6.7%) respectively.

The effective tax rate for the nine months ended September 30, 2021 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate, (ii) certain transactional charges incurred in connection with our recent acquisition that had no tax benefit, and (iii) discrete items including a $3.4 million benefit from the reversal of an unrecognized tax position due to statute expiration and a $1.5 million expense for interest on unrecognized tax positions.

The effective tax rate for the nine months ended September 30, 2020 was primarily impacted by the following items: (i) the remeasurement of a forecasted domestic loss at a higher tax rate due to carryback provisions as provided by the CARES Act, (ii) the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in India where the Company cannot benefit from those losses as required by ASC 740- 270-30-36(a) and, (iii) discrete items including a $2.9 million benefit from the reversal of an unrecognized tax position due to statute expiration, a $1.4 million expense for interest on unrecognized tax positions, a $0.6 million expense to record a valuation allowance against investment write-downs which cannot be benefitted for tax purposes, and a $1.0 million benefit (net) related to the utilization of losses at a higher rate as allowed by the CARES Act.

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

Net income attributable to noncontrolling interests, net of tax.  Net income attributable to noncontrolling interests, net of tax reflected an allocation of $1.0 million and $10.5 million of income generated by our less than wholly owned subsidiaries for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $9.5 million. Changes in net income attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Net income attributable to noncontrolling interests, net of tax decreased by $1.9 million, or 24.4%, to $5.9 million from $7.8 million for the nine months ended September 30, 2021 and 2020, respectively, primarily as a result of an increase in our ownership in certain less than wholly owned profitable subsidiaries as well as a decrease in profitability in other less than wholly owned subsidiaries.

●	US Telecom. Net income attributable to noncontrolling interests, net of tax decreased by $1.2 million to $4.1 million from $2.9 million for the nine months ended September 30, 2021 and 2020, respectively, primarily as a result of the impact of the Alaska Transaction and decreased profitability at certain less than wholly owned subsidiaries within our US Mobility operations.

Net income attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders was $2.1 million and $6.4 million for the nine months ended September 30, 2021 and 2020, respectively.

On a per diluted share basis, net income was $0.08 and $0.40 per diluted share for the nine months ended September 30, 2021 and 2020, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For a discussion of ongoing proceedings, see Note 14 to the Consolidated Financial Statements in this Report.

Tax Reform

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, has resulted in significant changes to the US corporate income tax system and the US Virgin Islands mirror code which replaces “United States” with “US Virgin Islands” throughout the Internal Revenue Code. The Tax Act transitions international taxation from a worldwide system to a modified territorial system and includes two base erosion prevention measures on non-US earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to US taxation as global intangible low taxed income (“GILTI”), eliminates the deduction of certain payments made to related foreign corporations, and imposes a minimum tax if greater than regular tax under the base-erosion and anti-abuse tax (“BEAT”). These changes became effective beginning in 2018 but did not have an impact on us in the initial or following years. Based on our forecasted income for 2021, we are not currently projecting a GILTI inclusion. We do not expect we will be subject to BEAT and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the quarter ended September 30, 2021.

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

Total liquidity.  As of September 30, 2021, we had approximately $102.8 million in cash, cash equivalents, restricted cash and short term investments. Of this amount, $45.5 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $374.6 million of debt, net of unamortized deferred financing costs, as of September 30, 2021. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

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

Cash used in investing activities. Cash used in investing activities was $391.8 million and $62.0 million for the nine months ended September 30, 2021 and 2020, respectively. The net increase in cash used for investing activities of $329.8 million was primarily related to $339.5 million used in the Alaska Transaction and increases in capital expenditures and strategic investments of $20.3 million and $15.5 million, respectively. Partially offsetting these increases was cash received from the Vibrant Transaction and government grants of $18.6 million and $7.1 million, respectively. In addition, the nine months ended September 30, 2020 included $20.4 million for the acquisition of telecommunications licenses.

 Cash used in financing activities.   Cash provided by financing activities was $341.4 million during the nine months ended September 30, 2021. In connection with the Alaska Transaction, we received $283.0 million in borrowings, $71.5 million in mezzanine financing from the minority shareholder and paid $6.6 million in debt issuance costs. We also borrowed $27.5 million and repaid $1.0 million in association with the construction phase of the FirstNet Transaction.

Excluding the impact of the Alaska and FirstNet Transactions, we incurred a $2.6 million net increase in cash (used in) provided by financing activities between the nine months ended September 30, 2021 and 2020. This net increase was primarily related to additional borrowings under our credit facility of $12.0 million, a $1.7 million reduction in cash used for distributions to noncontrolling shareholders of our less than wholly-owned subsidiaries, a $1.8 million reduction in cash used for the repurchase of our common stock, a $1.1 million reduction in cash used for other debt issuance costs and $0.4 million received in 2021 for stock option exercises. Partially offsetting these net cash increases were $10.0 million of repayments of borrowings under our credit facility and an increase in cash used for the repurchase of noncontrolling interests of $4.4 million.

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

For the nine months ended September 30, 2021 and 2020, we spent approximately $70.9 million and $50.7 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Renewable	Corporate and
Nine months ended September 30,	Telecom	Telecom	Energy	Other (1)	Consolidated
2021	$32,485	$36,157	$—	$2,280	$70,922
2020	28,439	17,254	2,116	2,853	50,662

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  Such investments include the upgrade and expansion of both our Mobility and Fixed telecommunications networks as well as our service delivery platforms. For 2021, we expect International Telecom capital expenditures to be approximately $45 million to $55 million. In the US Telecom segment, we expect capital expenditures to be approximately $55 million to $65 million, excluding Alaska Communications Systems for 2021.

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

Dividends.  We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the three months ended September 30, 2021, our Board of Directors declared $2.7 million of dividends to our stockholders which includes a $0.17 per share dividend declared on September 16, 2021 and paid on October 8, 2021. We have declared quarterly dividends for the last 91 fiscal quarters.

Stock Repurchase Plan. On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We repurchased $2.6 million and $4.8 million of our common stock under the 2016 Repurchase Plan during the three months and nine months ended September 30, 2021, respectively. We repurchased $4.1 million and $6.6 million of our common stock under the 2016 Repurchase Plan during the three months and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had $26.1 million authorized and available for share repurchases under the 2016 Repurchase Plan.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $47.7 million for the nine months ended September 30, 2021 as compared to $71.6 million for the nine months ended September 30, 2020.  The decrease of $23.9 million was primarily related to a decrease in operating income and an increase in working capital primarily as a part of the FirstNet construction project.

Credit facility.  On April 10, 2019, we entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (the “2019 CoBank Credit Facility”).  The 2019 CoBank Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $16.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of September 30, 2021.  The 2019 CoBank Credit Facility matures on April 10, 2024.

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

As of September 30, 2021, we were in compliance with all of the financial covenants, had $65.0 million outstanding in borrowings and, net of the $16.0 million of outstanding performance letters of credit, had $119.0 million of availability under the 2019 CoBank Credit Facility.

Alaska Credit Facility

On July 22, 2021, Alaska Communications entered into a Credit Agreement (the “Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a $35.0 million revolving facility (the “Alaska Revolving Facility”) and a $210.0 million initial term loan facility (the “Alaska Term Loan”). In connection with the Alaska Transaction, Alaska Communications drew $220 million from the new Alaska Credit Facility in the amounts of $210.0 million under the Alaska Term Loan and $10.0 million under the Alaska Revolving Facility. Those amounts remained outstanding as of September 30, 2021. Both facilities mature on July 22, 2026.

The Alaska Credit Facility also provides for incremental term loans up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve month Consolidated EBITDA (as defined in the Alaska Credit Facility).

The key terms and conditions of the Alaska Credit Facility include the following:

●	Amounts outstanding bear an interest rate of LIBOR, or a LIBOR replacement rate as applicable, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or an alternate base rate may be selected at a margin that is 1% lower than the counterpart LIBOR margin;

●	Principal repayments are due quarterly commencing in the fourth quarter of 2023 in quarterly amounts as follows: from the fourth quarter of 2023 through the third quarter of 2024, $1,312,500; and from the fourth quarter of 2024 through the third quarter of 2026, $2,625,000. The remaining unpaid balance is due on the final maturity date;

●	Alaska Communications is required to maintain financial ratios subsequent to the closing of the Alaska Transaction, as defined in the Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00:1.00, stepping down to 3.75:1.00 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25:1.00; and

●	The Alaska Credit Facility is non-recourse to the Company and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

Alaska Communication entered into an amortizing interest rate swap that has been designated as a cash flow hedge that has an interest rate of 1.6735% and expires on June 30, 2022.  As of September 30, 2021, the swap had an unamortized notional amount of $124.9 million.

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

As of September 30, 2021, we had $26.5 million outstanding, of which $3.3 million was current, and $48.5 million of availability under the Receivables Credit Facility.  We capitalized $0.9 million of fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.7 million were unamortized at September 30, 2021.

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

As of September 30, 2021, $60.0 million of the Viya Debt remained outstanding and $0.5 million of the rate lock fee was unamortized.

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

As a condition of the One Communications Debt, we were required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the term of the One Communications Debt.  As such, we entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of September 30, 2021, the swap had an unamortized notional amount of $6.5 million.

We capitalized $0.3 million of fees associated with the One Communications Debt which are being amortized over the life of the debt and are recorded as a reduction to the debt carrying amount.

As of September 30, 2021, $11.6 million of the One Communications Debt was outstanding.

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

In addition, the 2019 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of September 30, 2021, we were in compliance with all of the financial covenants of the 2019 CoBank Credit Facility.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the three months ended September 30, 2021 and 2020, we recorded $0.3 million and a nominal amount, respectively, in losses on foreign currency transactions. During the nine months ended September 30, 2021 and 2020, we recorded $0.7 million and $1.2 million, respectively, in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

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

As of September 30, 2021, we had $164.0 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our 2019 CoBank Credit Facility.

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are continuing to monitor and assess the effects of the COVID-19 pandemic on our commercial operations, including any potential impact on our revenue in 2021. However, the ultimate extent to which this pandemic impacts our business will depend upon the duration of the outbreak, travel restrictions and actions to contain the outbreak or mitigate its impact, the spread of new more highly transmissible variants of the virus as well as the willingness of individuals to receive approved vaccines to combat the spread of COVID-19 and the overall impact of the pandemic on the economies in which we operate. For example, the local economies of many of our Caribbean markets are tourism-dependent and the ongoing decline in global travel activity resulting from COVID-19 may continue to impact our revenue and cash flows for certain services in these markets as our retail and enterprise customers are impacted, and we may continue to experience a decline in roaming revenue due to lack of travel to and from these markets.

Additionally, governmental actions in our jurisdictions intended to contain the COVID-19 outbreak have placed restrictions on travel and movement, resulting in significant business interruptions to both our business and that of our customers, delays in receipt of governmental approvals and permits, the acceleration of “population flight” from island markets, and supply chain delays in the procurement process causing delays in our scheduled build plans, including with respect to planned fiber optic installations and maintenance in our Caribbean markets and our ongoing construction pursuant to our FirstNet Agreement with AT&T. Any prolonged interruption could negatively impact our customers’ ability to pay for our services on a timely basis or at all and our ability to expand, as well as the ability of our field technicians to service our (or with respect to FirstNet, our customer’s) telecommunications network. For more information about the risks to our business with respect to failure to perform under our FirstNet Agreement, see “Operational Risks -- We may not be able to timely and effectively meet our obligations to AT&T related to its partnership with the First Responder Network Authority.” in our 2020 Annual Report on Form 10-K.

Further, on September 9, 2021, President Biden directed the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“OSHA ETS”) requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 by January 4. 2022 or obtain a negative COVID-19 test at least once a week. The OSHA ETS was issued on November 4, 2021. President Biden also issued an Executive Order (“Executive Order”) requiring certain COVID-19 precautions for government contractors and their subcontractors, including mandatory employee vaccination (subject to medical and religious exemptions). Our Alaska Communications subsidiary is a federal government contractor subject to the Executive Order. Although it is not currently possible to predict with any certainty the exact impact on us and our subsidiaries, including Alaska Communications, of the OSHA ETS or the Executive Order, any requirement to mandate COVID-19 vaccination for our workforce or the workforces of any of our subsidiaries or require unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs and may have an adverse effect on future profit margins. In addition, any requirement to impose obligations on our suppliers under the Executive Order covering government contractors and their subcontractors could impact the price and continuity of supply of raw materials and our results of operations and financial condition could be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We have $26.1 million available to be repurchased under that plan as of September 30, 2021.

The following table reflects the repurchases by us of our common stock during the quarter ended September 30, 2021:

				(d)
				Maximum
				Number (or
			(c)	Approximate
		(b)	Total Number of	Dollar Value) of
	(a)	Average	Shares Purchased	Shares that May
	Total Number	Price	as Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
July 1, 2021 — July 31, 2021	30,633	$45.29	30,633	$27,332,029
August 1, 2021 — August 31, 2021	27,528	44.30	27,528	26,112,574
September 1, 2021 — September 30, 2021	217	45.04	217	26,102,800

Item 5. Other Information

None

Item 6. Exhibits:

10.1

Amended and Restated Limited Liability Company Agreement of ALSK Holdings, dated as of July 21, 2021 by and among ALSK Holdings, the Company, F3C IV, certain affiliates of F3C IV, and certain other institutional investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 22, 2021).

10.2

Credit Agreement, dated as of July 22, 2021, by and among the Borrower, Parent and certain of the Parent’s direct and indirect subsidiaries, as guarantors, Fifth Third Bank, National Association, as Administrative Agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 22, 2021).

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

ATN International, Inc.

Date: November 9, 2021	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: November 9, 2021	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer