Form 10-K
period 2021-12-31
ATN International, Inc.
filed 2022-03-16
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

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

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2021, was approximately $502 million based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market.

As of March 16, 2022, the registrant had 15,689,227 outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations, including our expectations regarding the benefits of our acquisition of Alaska Communications; the impact of federal support program revenues; the impact of COVID-19 on the economies of the markets we serve, and on our business and operations; expectations regarding future revenue, operating income, EBITDA and capital expenditures; the competitive environment in our key markets, demand for our services and industry trends; our expectations regarding construction progress under our agreement as part of the FirstNet Transaction and the effect such progress will have on our financial results; expectations regarding litigation; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to successfully transition our U.S. Telecom business away from wholesale wireless to other carrier and consumer-based services; (2) the general performance of our operations, including operating margins, revenues, capital expenditures, and the retention of and future growth of our subscriber base and ARPU; (3) our ability to realize cost synergies and expansion plans for our newly acquired Alaska Communications business; (4) our ability to satisfy the needs and demands of our major carrier customers; (5) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes in the telecommunications industry; (6) government subsidy program availability and regulation of our businesses, which may impact our revenue, expansion plans and operating costs; (7) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (8) economic, political and other risks and opportunities facing our operations, including those resulting from the pandemic; (9) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (10) our ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (11) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage for these assets; (12) increased competition;  (13) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; and (14) our continued access to capital and credit markets.

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

PART I

ITEM 1. BUSINESS

Overview

We provide critical infrastructure-based communications and related information technology solutions to remote and historically underserved markets in the United States, Bermuda, and the Caribbean. We seek to invest in our existing and new markets for long term growth led by a “fiber first” strategy that enables us to bring new or enhanced communications services to markets often overlooked by larger telecommunications providers.

At the holding company level, we oversee the allocation of capital within and among our subsidiaries, affiliates, new investments, and stockholders. We also have developed significant operational expertise and resources that we use to augment the capabilities of our individual operating subsidiaries in our local markets. Over the past 10 years, we have built a platform of resources and expertise to support our operating subsidiaries and to improve their quality of service with greater economies of scale and expertise than would typically be available at the operating subsidiary level. We also provide management, technical, financial, regulatory, and marketing services to our operating subsidiaries and typically receive a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. We also actively evaluate potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, and generally look for those that we believe fit our profile of telecommunications businesses and have the potential to complement our “fiber first” approach in markets while generating steady excess cash flows over extended periods of time. We use the cash generated from our operations to re-invest in organic growth in our existing businesses, to make strategic investments in additional businesses, and to return cash to our investors through dividends or stock repurchases.

For further information about our financial segments and geographical information about our operating revenues and assets, see Notes 1 and 14 to the Consolidated Financial Statements included in this Report.

As of December 31, 2021, we offered the following types of services to our customers:

●	Mobility Telecommunications Services. We offer mobile communications services and equipment over our wireless networks to both our business and consumer subscribers. In certain markets, mobility services also includes private network services to business customers and municipalities.

●	Fixed Telecommunications Services. We provide fixed data and voice telecommunications services to both our business and consumer subscribers in all of our markets. These services include consumer broadband and high speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. We deliver services to other telecommunications providers such as wholesale roaming, the leasing of critical network infrastructure such as tower and transport facilities, site maintenance and international long-distance services.

●	Managed Services. We provide information technology services such as network, application, infrastructure and hosting services to both our business and consumer customers to complement our fixed services in our existing markets.

Through December 31, 2021, we had identified three operating segments to manage and review our operations and to facilitate investor presentations of our results. These operating segments are as follows:

●	International Telecom. In our international markets, we offer fixed services, mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the United States, we offer fixed services, carrier services, and managed services to business and consumer customers in Alaska and the western United States. In the western United States, we also provide mobility services and private network services to enterprise and consumer customers.

●	Renewable Energy. In India, we provided distributed generation solar power to commercial and industrial customers through January 27, 2021. See Disposition of International Solar Business for further details.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served during 2021.

Segment	Services	Markets	Tradenames
International Telecom	Mobility Services	Bermuda, Guyana, US Virgin Islands	One, GTT+, Viya
	Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	One, GTT+, Viya
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT, Viya
US Telecom	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless, Geoverse
	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless
	Carrier Services	United States	Alaska Communications, Commnet, Essextel
	Managed Services	United States	Alaska Communications, Choice
Renewable Energy (1)	Solar	India	Vibrant Energy

(1)	See Disposition of International Solar Business for further details.

Our principal corporate offices are located at 500 Cummings Center, Suite 2450, Beverly, Massachusetts, 01915. The telephone number at our principal corporate offices is (978) 619-1300.

Strategy

Our mission is to digitally empower people and communities so that they can connect with the world and prosper.  We believe that access to reliable, high-quality communications services is fundamental to the economic growth and well-being of every community. To that end, we seek to empower the local communities with the services they need to access healthcare, education, and economic opportunities by providing reliable, high speed broadband access through fiber or fiber-like services to enterprise, consumer and carrier customers. To execute on this mission, our strategy is to be a leading provider of critical network and digital infrastructure services in our current operating region, focusing in particular on historically underbuilt or poorly served areas and segments. The key elements of our strategy consist of the following:

●	Fiber First. We utilize a “first to fiber” smart build strategy targeting underbuilt parts of our operating area and adjacencies to “close the digital divide” in our rural or remote markets. We use a variety of approaches to accomplish this while ensuring a viable return on our investment. In our US Telecom businesses, we are connecting new communities and schools utilizing federal, state, local or tribal government funding incentives and programs, or using “anchor tenant” fiber builds for wireless carrier backhaul or large enterprise customers. In many cases, we rely on several of those subsidy or revenue sources to enable a quality and sustainable network investment. In our International Telecom segment, in some markets, we are primarily focused on increasing the capacity and capability of our core and edge networks and serving the customer base with a mixture of fixed and mobile high-speed solutions. In others, such as Guyana, we also are rapidly expanding the reach of our fiber and other high speed data solutions as demand and need grows. In evaluating investment to an under-served community, we assess the need for middle mile, enterprise and retail services as part of our smart build strategy, and will offer services in one or more of these areas based on the need of the community. We believe that every community, regardless of its population size or geographic location, should experience the rich benefit of a quality digital connection.

●	Target Underbuilt Market Segments. We operate our communications businesses primarily in remote, rural or historically under-served markets where we are or we believe we will be one of the leading providers of communications services. We seek opportunities to build, manage, and own critical communications infrastructure in areas with high unmet demand for connectivity where we have the potential for generating substantial and steady cash flows over extended periods of time. By supplementing the business with our operational capabilities and experience at the holding company level, we are able to take on unproven markets with more difficult operating or political environments. We strive to improve and expand our product and service offerings in the locations we serve in order to better satisfy customer needs, expand our customer bases and revenues and ensure the business is efficient and economically viable.

●	Provide Operational Expertise in Collaboration with Local Management. We believe that strong local management enhances our close relationship with customers and reduces risk. Our businesses typically have strong local brand identities that help them become leaders in the markets they serve. Wherever feasible, we seek to partner with local investors, owners or management teams who have demonstrated a successful track record or have extensive knowledge of the industry or markets in which we operate, and who have local credibility. By maintaining these relationships and leveraging our comprehensive management experience and operational, technical, and financial expertise, we can assist these local management teams in further improving operations and growing their businesses.

●	Disciplined Approach to Capital Allocation Designed for Long-Term Investment. We take a long-term view of our businesses, which we believe increases our chances of success and lowers risk. We have extensive transactional experience and a proven ability to source, develop, and exit investment opportunities and to take on the difficult task of integrating and optimizing acquired assets and businesses. In addition, we believe that our long, public track record of successful management and operations of critical communications networks is a key value that makes us an attractive partner for investment funds and other equity investments looking to make direct investments in businesses that own and operate communications infrastructure. When evaluating investment opportunities, both in acquisitions and organic growth, we seek out infrastructure-based services that result in steady, long-term cash flows. The durability of these businesses generates steady excess cash flows over extended periods of time that we then utilize to re-invest in organic growth in our existing businesses, make strategic investments in additional businesses, and return cash to our investors through dividends or stock repurchases. In managing our more mature businesses, we seek to solidify our brands, improve customer satisfaction, add new services, control costs and preserve cash flow. In managing newer, early-stage businesses, we seek to invest capital to improve our competitive position, increase our market share and generate strong long-term revenue and cash flow potential. We consider new investments, acquisitions and dispositions on a disciplined, return-on-investment basis.

International Telecom Segment

Communications Services

Our International Telecom segment generates mobility services, fixed services, carrier services, and managed services revenues in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands. Our revenues from our International Telecom segment were approximately 57% and 72% of our consolidated revenues for fiscal years 2021 and 2020, respectively.

Fixed Services

High-speed data and related services. We offer high-speed broadband services to both residential and enterprise customers in all our International Telecom markets. We provide a number of broadband internet plans with varying speeds to address different customer needs and price requirements in our various markets. As of December 31, 2021, we had approximately 146,000 high-speed broadband customers across our markets.

Voice services. We offer fixed voice services that include local exchange, regional and long distance calling and voice messaging services in Bermuda, Guyana, and the US Virgin Islands. As of December 31, 2021, we had an aggregate of approximately 167,000 access lines in service in our markets, which represent both residential and enterprise subscribers. With respect to our international long-distance business, we also collect payments from foreign carriers for handling international long-distance calls originating from the foreign carriers’ countries and terminating on our network. We also make payments to foreign carriers for international calls originating on one of our networks and terminating in the foreign carrier’s countries and collect from our subscribers or a local originating carrier a rate that is market-based or set by regulatory tariff.

Video services. We offer video services in Bermuda, the Cayman Islands, and the US Virgin Islands. As of December 31, 2021, we had approximately 33,000 video customers across our markets.  We have several offerings available to our video customers, including basic and tiered local and cable TV channels grouped into various content categories, such as news, sports and entertainment.

Network. We also offer our fixed services over our coaxial cable and fiber-optic networks in our international markets. All fixed access lines in our network are digitally switched from our switching centers in the US Virgin Islands, Bermuda and Guyana. Our switching centers provide dedicated monitoring of our network to ensure quality and reliable service to our customers.

In Bermuda and the US Virgin Islands, we deliver our services via a hybrid fiber coaxial (“HFC”) cable network and via fiber GPON network. In the Cayman Islands and Guyana, we also provide fixed services via FTTH, DSL and FWA. These networks give us expanded Internet access coverage to an average of 95% of homes across our markets with speeds up to 1 Gbps for residential customers in most markets. Following Hurricanes Irma and Maria in 2017 (collectively, the “Hurricanes”), service to our customers over the HFC network was impacted due to both the loss of power and damage to our network. We have completed remediation efforts to our network such as building tower structures to 160 MPH ratings and adding underground and alternate routes wherever possible.

Our international voice and data networks link with the rest of the world principally through our ownership and investments in six undersea fiber-optic cables in the Caribbean and Atlantic regions. These cables are crucial arteries that supply access to communications services for islands and remote markets like the ones in which we operate. For example, in Guyana we co-own with Telesur, the government-owned telecommunications provider in Suriname, the Suriname-Guyana Submarine Cable System. We believe that this submarine cable system provides us with more robust redundancy, the capacity to meet growing data demands in Guyana, and the opportunity to provide new and enhanced services such as Internet service. In Bermuda, we own the Challenger Bermuda cable that provides us with capacity from Bermuda to the United States.

Sales and Marketing. We provide fixed services, fixed account management and fixed Wi-Fi connectivity devices through six main distribution channels: digital, company owned and operated retail/pop-up retail, authorized dealers and agents, direct sales, inside sales and telesales. B2B and B2C Customers and prospects are able to purchase any of our stand alone or bundled data and voice services, POTs, Fiber Data, Digital Subscriber Line (DSL) Data, or Fixed Wireless Data thorough any of the above channels. Customers post-pay for fixed services on a monthly basis. Customers are also able to purchase devices such as Plume Home/Business mesh devices, and accessories to enhance their services through these same channels. We bundle data connectivity devices and add-on accessories similar to what is available most other countries in the world. Our sales channels are strategically located throughout our service areas manned by trained, branded, and supported sales and service representatives.

Competition. We compete with a limited number of other providers, including Digicel, with respect to various services. The competitive landscape in the US Virgin Islands is changing with the recently announced acquisition of Broadband VI by Liberty VI, which will consolidate two of our largest competitors in the market. We believe our breadth of services and local economies of scale provide us with a strong competitive position and the ability to win and retain an economically viable share of those markets.

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

Mobility

We provide mobile, data, and voice services to retail and business customers in Bermuda under the “One” brand name, in Guyana under the “GTT+” brand name and in the US Virgin Islands under the “Viya” brand name. We also provide roaming services for many of the largest US providers’ customers visiting these locations. As of December 31, 2021, we had approximately 336,000 mobile subscribers in our International Telecom segment and over 85% of those subscribers were on prepaid plans.

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

Network and Operations: We offer our mobility services over our 3G (WDCMA) 4G (LTE) wireless network in Bermuda and the U.S. Virgin Islands. In Guyana we offer our mobility services over our 2G (GSM), 3G (WCDMA) and 4G (LTE) wireless network. As of December 2021, we owned and operated a total of 454 wireless base stations in the international markets. All of our mobile networks have their core supporting facilities in the home network in the US Virgin Islands, Bermuda and Guyana. Our local NOCs provide dedicated monitoring of our network to ensure quality and reliable service to our customers and during off hours, weekends and holidays our NOC in the mainland USA provides extended support to ensure we have 24-hour, year-round monitoring of all our wireless and wireline markets. In 2021, we started the deployment of voLTE in our Bermuda market and will trial and test some 5G wireless network deployments in the US Virgin Islands in 2022.

The transport networks in all the markets are primarily fiber based with route diversity provided by the deployment of fiber rings where possible and supplemental microwave deployments. The vast majority of the networks are IP Based utilizing MPLS for redundancy to provide high availability networks. Standby power is provided by back up battery and generators. In the US Virgin Islands where we have experienced extreme hurricane events lots of network hardening has been added to the network such as building tower structures to 160 MPH ratings and adding underground and alternate routes wherever possible. All the markets connect to the world through sub-sea fiber networks described in our “International Telecom – Fixed – Network” section below.

Sales and Marketing. We provide services, mobile connectivity devices and account management through six main distribution channels: digital, Company owned retail/pop-up retail, authorized dealers /agents, direct sales, inside sales and telesales. B2B and B2C Customers and prospects are able to purchase any of our services, Prepaid Mobile, Postpaid Mobile, Mobile Data, and Mobile Money (MMG), through any of the above channels. Customers are also able to purchase devices, and accessories to enhance their services through these same channels. We offer a full suite of mobile devices and add on accessories similar to what is available in most other countries in the world. Our sales channels are strategically located throughout our service areas manned by trained, branded, and supported sales and service representatives.

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

US Telecom Segment

Communication Services

Our US Telecom segment generates fixed services, carrier services, mobility services, and managed services revenues in Alaska and parts of the western United States.

On July 22, 2021, we completed the acquisition of Alaska Communications Systems Group, Inc. (“Alaska Communications”), for approximately $339.5 million in cash (the “Alaska Transaction”). Alaska Communications provides fixed services, carrier services and managed services to primarily carrier and enterprise customers in the State of Alaska and beyond using its statewide and interstate telecommunications network.  At the same time, we entered into an agreement with affiliates and investment funds managed by Freedom 3 Capital, LLC as well as other institutional investors (collectively the “Freedom 3 Investors”) to fund the Alaska Transaction. The Freedom 3 Investors contributed approximately $71.5 million in conjunction with the Alaska Transaction (the “Freedom 3 Investment”) and Alaska Communications entered into a financing transaction drawing $220 million on new credit facilities to complete the Alaska Transaction. As a result of the Alaska Transaction, we now own approximately 52% of the common equity of Alaska Communications and control its operations and management.  Beginning on July 22, 2021, the results of the Alaska Transaction are included in our US Telecom segment.

Our revenues from our US Telecom segment were approximately 43% and 27% of our consolidated revenues for fiscal years 2021 and 2020, respectively.

Carrier Services

Carrier Services.  In Alaska, we provide wholesale voice and internet connectivity to carrier customers.  In the western United States, we provide wholesale mobile voice and data roaming services in rural markets to national, regional, local and selected international wireless carriers as part of our carrier services as well as tower rental, backhaul and maintenance services. Our largest wholesale networks are located principally in the western United States.

We currently have roaming agreements with approximately 32 United States-based wireless service providers and, as of December 31, 2021, had roaming arrangements with each of the three US national wireless network carriers: Verizon Wireless, AT&T, and T-Mobile. Other than these agreements with the national carriers, our standard roaming agreements are usually terminable within 90 days. In 2021, the three national mobile service providers together accounted for a substantial portion of our carrier services revenues, with AT&T and Verizon accounting for an aggregate of approximately 16% of our total consolidated Communication Services revenue for the year.

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

In the western United States, we provide wholesale transport services on a much smaller scale in rural markets to national, regional, and local communications carriers such as local exchange carriers, wireless carriers, internet service providers, wholesalers, and interstate integrated providers. We regularly participate in RFP events from other major national carriers, offering both fixed wireless and fiber-based access solutions for a myriad of E-Access solutions ranging from 50mbps to 60Gbps. In 2021, three customers, Verizon, AT&T and T-Mobile accounted for 80% of our Company’s total Carrier Services revenue for the year.

In the western United States, we are increasingly providing network infrastructure services as part of our expanded carrier services, such as tower leasing and transport facilities to our carrier partners, to supplement our historic revenue base. In July 2019, we agreed to build a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) as well as a commercial wireless network in or near its current operating area in the Southwestern United States pursuant to a Network Build and Maintenance Agreement with AT&T (the “FirstNet Transaction”). Pursuant to the FirstNet Transaction and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time, which we are working to extend with AT&T in December 2021 due to the ongoing COVID-19 pandemic and other permitting related delays. Since inception of the project through December 31, 2021, we have recorded $46.8 million in construction revenue and expect to record an additional $33.0 million to $38.0 million in 2022 as sites are completed.  In 2022, we also expect to record additional costs of construction revenue, as sites are completed, that will approximate that revenue.  As such, revenues from construction are expected to have a minimal impact on operating income. Also pursuant to the FirstNet Transaction, AT&T has the option to repay construction costs, with interest, over an eight year period. Accordingly, we entered into a receivables credit facility with CoBank, ACB (the “Receivables Credit Facility”) to assist with this repayment option. The Receivables Credit Facility provides for a senior secured delayed draw term loan in an aggregate principal amount of up to $75 million with the proceeds being used to acquire the receivables related to the construction costs.

Following the acceptance of a cell site, AT&T owns the cell site and we assign to AT&T any third-party tower lease applicable to such cell site. If the cell site is located on a communications tower we own, AT&T pays us pursuant to a separate lease agreement for an initial term of eight years. In addition to building the network, we are providing ongoing equipment and site maintenance and high-capacity transport to and from these cell sites for an initial term ending in 2029.

AT&T continues to use our wholesale domestic mobile network for roaming services at a fixed rate per site during the construction period until such time as each cell site is transferred to AT&T. After the construction period is complete, revenue from the maintenance, leasing and transport services provided to AT&T is expected to offset revenue from AT&T’s decline in usage of wholesale mobile roaming services, albeit at lower operating income margins due to the increased operating expenses associated with leasing and transport services, as compared to our wholesale mobile roaming services. We began receiving revenue from the FirstNet Transaction in the third quarter of 2019 and expect overall operating income contributions from the FirstNet Transaction to continue to have a relatively steady impact going forward.

Sales and Marketing. Our wholesale transport customers are predominately communications carriers such as local exchange carriers, wireless carriers, internet service providers and interstate integrated providers.

We believe that our ability to deliver reliable, high capacity backhaul across multiple provider footprints, both from licensed fixed wireless microwave and fiber access solutions, creates value for our customers who are typically unable to scale their rural access capacities as rapidly and successfully as they can in less remote markets. We are investing in the expansion of our regional fiber and network asset footprint, and in enhanced network reliability and route diversity, in the expectation that our carrier customers will have greater demand for higher capacity, higher reliability and lower latency backhaul to support their own investments in 5G network deployments.

Mobility Services

Mobility Services. We also offer mobile services to customers in certain rural markets already covered by our wholesale networks in the Southwestern United States. We do not offer mobility services in Alaska. We also provide private network services to enterprise and other customers. Our private 5G/LTE mobile network offering interconnects seamlessly with major mobile operators, delivering a secure, robust and flexible network and services for private applications and high-performance coverage for tenants and visitors.

Network and Operations. Our roaming network offers mobile communications service through a digital wireless voice and data network that utilizes multiple cellular mobile technologies including UMTS/HSPA, CDMA/EvDO and LTE that often will be deployed at a single cell site location in order to maximize revenue opportunities. We provide wireless communications network products and services with owned and leased cellular, PCS, BRS, EBS, AWS, UNII and CBRS spectrum. Our networks comprise base stations and radio transceivers located on owned or leased towers and buildings, telecommunications switches and owned or leased transport facilities. We design and construct our network in a manner intended to provide high-quality service to substantially all types of compatible wireless devices. Network reliability is carefully considered and redundancy is employed in many aspects of our network design.

Route diversity, redundant equipment, ring topologies, battery backup and the use of emergency standby power are used to enhance network reliability and minimize service disruptions from any particular network element failure. We operate high-capacity, carrier-class digital wireless switching systems that are capable of serving multiple markets through a single mobile telephone switching office. Centralized equipment used for network and data management is located in high-availability facilities supported by multiple levels of power and network redundancy. Our systems are designed to incorporate Internet Protocol (IP) packet-based Ethernet technology, which allows for increased data capacity and a more efficient network. Interconnection between the mobile telephone switching office and the cell sites utilizes Ethernet technology over fiber or microwave links for virtually all of our 4G LTE sites.

As of December 31, 2021, we owned and operated a total of approximately 1,000 domestic base stations on approximately 450 owned and leased sites, a Network Operations Center (or “NOC”), and a switching center. We also maintained a presence in numerous leased data centers designed to support network virtualization and provide network resiliency. Our NOC provides dedicated, 24-hour, year-round monitoring of our network to ensure quality and reliable service to our customers. In 2021, we continued to expand and improve our network and added UMTS to our commercial voice offering and have tested VoLTE for potential commercial deployment in 2022. VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services, and the migration of our wholesale and retail subscribers in the following years to the more efficient 4G technology from 2G/3G technologies will result in increased spectrum availability.

Competition. With respect to our carrier services, we compete with mobile service providers that operate networks in our markets and offer wholesale roaming services. However, the most significant competitive challenge we face in our US wholesale wireless business is the extent to which our carrier customers choose not to roam on our networks or elect to build or acquire their own infrastructure in a market in which we operate, reducing or eliminating their need for our roaming services in those markets. We are addressing this competitive threat mainly by offering carrier services to build and/or maintain base stations and provide backhaul between these sites, all of which are integrated into each carrier’s native coverage.

Fixed Services

Services. In Alaska, we provide fiber broadband and managed IT services, offering technology and service enabled customer solutions to business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers in the most populated communities throughout the state. Our facilities-based communications network connects to the contiguous states via our two diverse undersea fiber optic cable systems. We provide high-capacity data networking, internet connectivity, voice communications and IT Services. Networking services include Ethernet and IP routed services as well as switched and dedicated voice services. In addition, we offer other value-added services such as network hosting, managed IT services and long-distance services. Our network is among the most expansive in Alaska and forms the foundation of service to our customers.

We operate in a largely two-player terrestrial wireline market and our customers are primarily enterprise and business customers.

In the southwestern United States, we provide fixed services to business customers such as schools, libraries, and internet service providers.

Network. In Alaska, we provide communications and IT solutions that connect Alaskans, as well as customers in the continental United States to the world. This is based on an extensive facilities-based wireline telecommunications network in Alaska that we operate. In our US operations, we continuously upgrade our network to provide higher levels of performance, higher bandwidth speeds, increased levels of security and additional value-added services to our customers. We operate 211,369 terrestrial and submarine fiber miles which serve as the backbone of our network as well as now serving over 1,036 buildings with fiber. Our networks are monitored for performance around the clock in redundant monitoring centers to provide a high level of reliability and performance. Our network is extensive within Alaska’s urban areas and connects our largest markets, including Anchorage, Fairbanks and Juneau with each other and the contiguous states as well as many rural areas. We continue to utilize Fixed Wireless technology to reach even more customers, bringing total homes and businesses passed to more than 18,000 at the end of 2021. In 2021, we won additional spectrum through the FCC auction for licenses in the shared Citizens Broadband Radio Service (“CBRS”). CBRS spectrum is effective in areas with lower population densities. In Alaska, we also continue to expand our Multi-Dwelling Unit (“MDU”) offering utilizing fiber or fixed wireless backhaul, with more than 7,400 MDUs now served.

We own and operate two undersea fiber optic cable systems that provide diverse routing from our Alaskan network to our facilities in Oregon and Washington. These facilities provide the most survivable service to and from Alaska, with key monitoring and disaster recovery capabilities for our customers. We also have usage rights on a third undersea fiber network connected to the continental United States.  Our network in Oregon and Washington includes terrestrial transport components linking our landing stations to a Network Operations Control Center in Hillsboro, Oregon and collocation facilities in Portland, Oregon and Seattle, Washington. In addition, AKORN®, one of our undersea fiber optic cable systems, connects our Alaska network from Homer, Alaska to our facilities in Florence, Oregon along a diverse path within Alaska, the Pacific Northwest and undersea in the Pacific Ocean. Northstar, our other undersea fiber optic system, has cable landing facilities in Whittier, Juneau, and Valdez, Alaska, and Nedonna Beach, Oregon. In 2020, we completed major network upgrades to the Northstar fiber line, increasing capacity by more than five times. Together, our subsea fiber optic cables systems, AKORN® and Northstar, provide extensive bandwidth as well as survivability protection designed to serve our own, as well as our most demanding customers’ critical communications requirements.  Through our landing stations in Oregon, we also provide an at-the-ready landing point for other large fiber optic cables, and their operators, connecting the U.S. to networks in Asia and other parts of the world.

Our terrestrial fiber network on the North Slope of Alaska allows us to provide broadband solutions to the oil and gas sector and continues to advance our sales of managed IT services. We have developed a satellite earth station network and acquired C-band transponder space on Eutelsat’s E115WB satellite to provide Internet backhaul connectivity through satellite service.

We have deployed, and are working to deploy more, carrier-grade fiber optic networks strategically throughout the western United States to continue to serve governmental, retail and tribal customers in Arizona and Nevada.

Competition. In Alaska, we face strong competition in our markets from larger competitors with substantial resources. For traditional voice and broadband services, we compete with GCI and AT&T on a statewide basis, and smaller providers such as Matanuska Telephone Association, Inc., a co-op owned telephone and internet service provider operating in the Matanuska regional area of Alaska, on a more local basis.  As the largest facilities-based operator in Alaska, GCI is the dominant statewide provider of broadband, voice, wireless and video services. We believe that AT&T’s primary focus is to be the provider of voice and broadband services to its nation-wide customers and that AT&T tends to use its existing broadband network to serve these customers or it leases capacity from GCI or Alaska Communications to augment its existing network.

In the western United States, we experience competitive pressures from ILEC providers such as AT&T, Lumen and Frontier along with their channel partners.  Similarly, national and regional fiber providers such as Zayo and Inyo Networks also offer our customers services and employ vast wholesale channel solutions as well. On a smaller scale, we also see competition from companies with cable offerings such as Spectrum and Comcast along with a few regional fiber network operators, such as Inyo Networks, Kit Carson, and Valley Communications.  Our ability to offer full-service solutions starting from the site to mobile telephone switching offices continues to be market differentiator and a driver for our success.

In the western United States, we are continuing to expand our capacity offerings with a focus on enhancing our owned and leased transport facilities. Expansion of our network with new fiber deployments and new wholesale agreements with additional national and regional carriers for both lit and dark fiber services is facilitating a long-held vision for reducing reliance on limited capacity microwave backhaul.

ATN Ventures and Minority Investments

In addition to our core telecommunications operating companies, we have also made investments in earlier stage businesses, some of which are noncontrolling investments whose technology-forward approach we consider strategically relevant and can also provide a variety of benefits that enhance the potential to expand our more mature businesses. These benefits include providing entry points into emerging sectors of our existing businesses, enhancing our product offerings, providing visibility into newer technologies and establishing and enhancing strategic relationships.

Human Capital

People and Culture

To support our mission of meeting the everyday needs and demands of rural and historically underserved communities with access to connectivity, we have adopted core company values, as set forth below. We developed these values internally after several working sessions with key employees and senior management to reflect both our current culture and the values that we strive to embody to attract and maintain key talent. We strive to implement these values everyday through employee engagement events, regular communication on company goals and milestones, and foster a fun and diverse workplace.

ATN Values	Description
Commitment	Operate for the Long-Term
Respect	Diversity and Inclusion
Excellence	Smart and Determined Work
Accountability	Do What You Say
Thoughtfulness	Caring Behavior
Empowerment	Leaders at Every Level

ATN Workforce Overview

As of December 31, 2021, we had approximately 2,300 employees, of whom approximately 1,000 were employed by our international subsidiaries, and approximately 1,300 were employed in the United States (including the US Virgin Islands). At the holding company level, we employ our executive management team and staff. Approximately half of our Alaska and US Virgin Islands full-time work forces are represented by unions.  Approximately 30% and 18% of our Bermuda and Guyana full-time workforce, respectively, is represented by unions. As of the end of 2021, we believe we have a good relationship with our unions.

Commitment to Local Management, Diversity and Inclusion

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

It is our objective to maintain a respectful and diverse corporate culture. Our culture is driven by our core values, including our commitment to inclusion and diversity. Across our core businesses in all our markets, approximately 30%

of senior management and an additional 40% of middle management identify as persons of color, including Afro-Caribbean, Latinx, Indo-Caribbean and other races or ethnicities and approximately 15% of senior management and an additional 40% of middle management are women. We are also committed to the principle of equal pay for equal work.

COVID-19 Response and Employee Health and Safety

Throughout the COVID-19 pandemic, we have prioritized the safety and well-being of our employees and our customers. Our company policy has been guided primarily by applicable government guidelines, so it has varied from market to market. In most markets, we introduced a hybrid flex model in 2021 (after offering fully remote in 2020) for any employees whose roles are appropriate for remote work. Across our company, however, we employ many essential workers (construction, maintenance, installers, and certain retail workers) whose roles require them  to report to work in-person to provide the connectivity and telecommunication services to support local communities. We have supported those customer-facing essential workers by providing personal protective equipment. In addition, we have strongly encouraged all of our employees to get the COVID-19 vaccine, and in some markets have provided testing kits for certain employees.  In our operations in the contiguous US, we have given employees that choose to become fully vaccinated additional paid time off.

Employee Engagement, Diversity and Inclusion

Our annual employee engagement survey provides employees with the opportunity to share confidential feedback on what they believe has been working well and where they believe we can improve to better support our employees. Our focus areas for engagement include skills development, manager performance, and diversity. Anonymous, aggregated results are shared with employees, and the results are used to drive our long-term action plans for how we can seek to continue to improve our work culture.

ATN International and our subsidiaries are working hard to improve the way technology is used in the diverse communities we serve. We believe having management and staff that are as diverse as the communities in which they operate is crucial to our success and to our ability to have a positive impact on those communities. We celebrate different perspectives and backgrounds because we believe they help us to have a stronger, more creative, and more successful workplace.

Regulation

Our wireless and wireline telecommunications and video services operations are subject to extensive governmental regulation in each of the jurisdictions in which we provide services. Our wireless and wireline operations and our video services operations in the United States and the US Virgin Islands are governed by the Communications Act of 1934, as amended (“Communications Act”); the implementing regulations adopted thereunder by the Federal Communications Commission (“FCC”), including the Telecommunications Act of 1996, as well as judicial and regulatory decisions interpreting and implementing the Communications Act; and other federal, state, and local statutes and regulations. Our operations are also governed by certain foreign laws and regulations.

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

US Federal Regulation

At the federal level, we are regulated in large part by the FCC.

Mobility Services

The FCC regulates, among other things, the licensed and unlicensed use of radio spectrum; the ownership, lease, transfer of control and assignment of wireless licenses; the ongoing technical, operational, and service requirements applicable to such licenses; the timing, nature, and scope of network construction; the provision of certain services, such as enhanced 911 (“E-911”); and the interconnection of communications networks in the United States.

Licenses. We provide our wireless services pursuant to various commercial mobile radio services (“CMRS”) licenses, including cellular, broadband Personal Communications Services (“PCS”), 600 MHz Band, 700 MHz Band, Advanced Wireless Service (“AWS”), Broadband Radio Service (“BRS”) and Educational Broadband Service (“EBS”) licenses granted by the FCC, and pursuant to leases of spectrum from FCC licensed operators. Some of these licenses are site based while others cover specified geographic market areas, e.g., Cellular Market Areas, Basic Trading Areas, and Partial Economic Areas, as defined by the FCC. The specific radio frequencies, the authorized spectrum amounts, and certain of the technical and service rules vary depending on the licensed service. The FCC generally allocates CMRS licenses through periodic auctions, after determining how many licenses to make available in particular frequency ranges, the applicable service rules, and the terms on which the license auction will be conducted. Such licenses are also available via secondary market mechanisms, using procedures and regulations set forth by the FCC. The FCC has conducted auctions of high-band and mid-band spectrum in recent years, and is considering holding a further mid-band spectrum auction in 2022. There is no certainty as to whether any of this spectrum will be used for wireless services competitive with our services or as to the likelihood that we will acquire spectrum licenses made available in any future auction.

In the FCC’s 2020 auction of Citizen’s Band Radio Service (“CBRS”) Priority Access Licenses (“PALS”) in the 3.5 GHz band, which are licensed on a county-by-county basis and awarded for a 10-year term, we won licenses in 590 U.S. counties at a total cost of approximately $20.4 million. Once these licenses are awarded, we will have to achieve certain CBRS spectrum band build out obligations. We currently expect to comply with all applicable requirements related to these licenses.

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

License Renewals. Our FCC licenses generally expire between 2022 and 2031 and are renewable upon application to the FCC. License renewal applications may be denied if the FCC determines, after appropriate notice and hearing, that renewal would not serve the public interest, convenience, or necessity. At the time of renewal, we must demonstrate that we have maintained operations (and service in some instances) at or above levels needed to satisfy our construction requirements, that we have not permanently discontinued operations at any time during our prior license term, and that we have substantially complied with the rules and regulations of the FCC and the Communications Act. If we are able to make these certifications, we may claim a license renewal safe harbor. If we cannot make these certifications, we must instead file a license renewal showing how we have used our license during our prior license term, which the FCC has broad discretion to approve or deny. If a renewal showing is denied, our license renewal application will be dismissed, and our license will not be renewed for an additional license term. While our licenses have been renewed regularly by the FCC in the past and, to our knowledge, no circumstances exist that warrant non-renewal, there can be no assurance that all of our licenses will be renewed in the future.

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

License Acquisitions. Prior FCC approval typically is required for transfers or assignments of a controlling interest in any license or construction permit or of any rights thereunder. The FCC may approve or prohibit such transactions altogether or approve such transactions subject to certain conditions such as divestitures or other requirements. Noncontrolling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval, subject to any applicable FCC notification requirements. The FCC permits licensees to lease spectrum to third parties under certain conditions, subject to prior FCC approval, or in some instances, notification to the FCC. These mechanisms provide additional flexibility for wireless providers to structure transactions and create additional business and investment opportunities, and, like our competitors, we will monitor and pursue opportunities to obtain additional spectrum licenses. With the exception of the FCC’s spectrum aggregation screen in certain markets, which is discussed below, there are no circumstances, to our knowledge, that would prevent the FCC from approving our acquisition of additional spectrum licenses.

The FCC no longer caps the amount of CMRS spectrum in which an entity may hold an attributable interest and now instead engages in a case-by-case review of proposed wireless transactions, including spectrum acquired via auction, to ensure that the proposed transaction serves the public interest and would not result in a rule violation or an undue concentration of market power. The FCC utilizes a spectrum aggregation “screen” to determine whether a proposed secondary market transaction requires additional scrutiny. Under this approach, a transaction will be reviewed by the FCC for potential competitive effects if it will result in the acquiring entity having (1) total spectrum holdings generally exceeding approximately one-third of the total amount of suitable and available spectrum in any county (which the FCC raised in 2021 from 250 MHz to 350 MHz) or (2) over 68 MHz of spectrum under 1 GHz. The FCC’s additional scrutiny would also be triggered if a proposed transaction results in a material change in the post transaction market share in a particular market as measured by the Herfindahl Hirschman Index. We are well below the spectrum aggregation screen in the majority of geographic areas in which we hold or have access to licenses, and thus we may be able to acquire additional spectrum either from the FCC in an auction or from third parties in private transactions in most locations in which we operate. However, we could trigger the spectrum screen if we attempt to acquire additional covered spectrum in the US Virgin Islands.

Other Requirements. The Communications Act and the FCC’s rules impose a number of additional requirements upon wireless service providers. A failure to meet or maintain compliance with the Communications Act and/or the FCC’s rules may subject us to fines, forfeitures, penalties or other sanctions.

Wireless licensees must satisfy a variety of FCC requirements relating to technical and reporting matters. Licensees must often coordinate frequency usage with adjacent licensees and permittees to avoid interference between adjacent systems. In addition, the height and power of transmitting facilities and the type of signals emitted must fall within specified parameters. For certain licensed services, a variety of incumbent government and non-government operations may have to be relocated before a licensee may commence operations, which may trigger the incurrence of relocation costs by the incoming licensee. To our knowledge, we comply in all material respects with applicable FCC technical and reporting requirements.

The radio systems towers that we own and lease are subject to Federal Aviation Administration and FCC regulations that govern the location, marking, lighting and construction of towers and are subject to the requirements of the National Environmental Policy Act, National Historic Preservation Act, and other environmental statutes enforced by the FCC. The FCC has also adopted guidelines and methods for evaluating human exposure to radiofrequency field emissions from radio equipment. To our knowledge, all of our radio systems on towers that we own or lease comply in all material respects with these requirements, guidelines, and methods.

The FCC has adopted requirements for cellular, PCS, and other CMRS providers to implement basic 911 and E-911 services. These services provide state and local emergency service providers with the ability to better identify and locate 911 callers using wireless services, including callers using special devices for the hearing impaired. Because the implementation of these obligations requires that the local emergency services provider have certain facilities available, our specific obligations are set on a market-by-market basis as emergency service providers request the implementation of E-911 services within their locales. As part of an E-911 initiative, the FCC adopted stronger rules regarding E-911 location accuracy that will become effective in 2022, and the FCC continues to evaluate the potential for improving location accuracy for 911 calls. We anticipate complying with all wireless E-911 obligations applicable to our operations, but the extent to which we are required to deploy E-911 services will affect our capital spending obligations. Federal law limits our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets.

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

In addition to CMRS licenses, our wireless business relies on common carrier and non-common carrier fixed point-to-point microwave licenses issued by the FCC. We currently operate over 490 licensed microwave links. Microwave stations are generally used in a point-to-point configurations for cellular site backhaul connections or to connect points on the telephone network that cannot be cost effectively connected using standard wireline or fiber optic cable because of cost or terrain. The majority of our license grants are for a period of 10 years. To our knowledge, no circumstances exist that warrant non-renewal of our microwave licenses, but there can be no assurance that all of our licenses will be renewed in the future.

We are obligated to pay certain annual regulatory fees and assessments to support FCC wireless industry regulation, as well as fees supporting federal universal service programs, number portability, regional database costs, centralized telephone numbering administration, telecommunications relay service for the hearing impaired and application filing fees. These fees are subject to change periodically by the FCC and the manner in which carriers may recoup these fees from customers is subject to various restrictions. To our knowledge, we comply in all material respects with applicable FCC regulatory fee and assessment requirements.

Fixed Services

The FCC generally exercises jurisdiction over the interstate and international telecommunications services that we provide as a regulated common carrier in Alaska and the US Virgin Islands. The Communications Act and regulations promulgated thereunder require, among other things, that we offer regulated interstate telecommunications common carrier services at just, reasonable and non-discriminatory rates and terms. The Communications Act also requires us to offer competing carriers interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition.

We are subject to competitive market forces, as well as rate-of-return regulations for intrastate services that originate and terminate in Alaska and the US Virgin Islands and price-cap rate regulation for interstate services in Alaska regulated by the FCC. Because we face competition, we may not be able to charge the maximum permitted rates under price-cap regulation or realize their authorized intrastate rate of return. A broader range of data and information services are offered by our unregulated affiliates or as unregulated services by our regulated companies.

The FCC also regulates the prices that we charge for the use of our local telephone facilities in originating or terminating interstate calls. In Alaska, rates for interstate telecommunications services we offer are determined using price cap regulation, under which the rates vary from year to year based on mathematical formulae, and not based on changes to our costs, including both inter-carrier rates and retail end user rates. On April 20, 2017, the FCC adopted an Order updating its regulations governing “business data services,” which are those circuit-switched or packet-switched services that offer dedicated point-to-point transmission of data at certain guaranteed speeds and service levels using high-capacity connections, including special access services. The FCC left in place the Phase I and Phase II pricing flexibility it granted to us in 2010 and granted further price deregulation of all business data services with transmission speeds above 45 Megabits per second. For legacy circuit-switched business data services with speeds at or below that level (DS-3 or below), the FCC adopted a new competitive market test, finding that price regulation is no longer required in counties (or county-equivalents, such as Alaskan boroughs) where the test is satisfied. We expect this FCC Order to support our ability to be market competitive for our business data services in many of our most competitive markets.

On August 28, 2018, the United States Court of Appeals for the Eighth Circuit vacated portions of the FCC’s decision that ended prior regulation and tariffing of prices of legacy circuit-switched transport services offered by price cap carriers, like Alaska Communications, because it found that the FCC had not provided sufficient advance notice of that aspect of its decision. On July 12, 2019, following additional proceedings, the FCC re-adopted the majority of the forbearance relief that the Eighth Circuit had vacated, while leaving rate regulation in place on certain routes that the FCC believed to lack sufficient competition.

Call Authentication. On March 31, 2020, the FCC issued a Report and Order implementing the Telephone Robocall Abuse Criminal Enforcement and Deterrence (TRACED) Act by mandating that voice service providers such as our Alaska and US Virgin Islands businesses implement a new framework in the Internet Protocol (IP) portions of their networks by June 30, 2021. Among other things, the TRACED Act seeks to reduce the number of unwanted calls (“robocalls”) in which the calling party deceives the recipient by falsifying the Caller ID information to make it appear that the call is from someone the recipient knows or can trust. To do so, the TRACED Act directs the FCC to require all voice service providers to implement new standards developed by the Internet Engineering Task Force (IETF) and the Alliance for Telecommunications Industry Solutions (ATIS) for authenticating and verifying caller ID information for calls carried in the IP portions of their networks, and implement an effective caller ID authentication framework in the non-IP portions of their networks. As of June 30, 2021, we have been in compliance with the these requirements.

National Suicide Prevention Lifeline. On July 16, 2020, the FCC adopted a Report and Order designating the three-digit code “988” as the National Suicide Prevention Lifeline, and directed all service providers to enable use of that code to reach suicide prevention and crisis intervention services no later than July 16, 2022. There are 87 area codes across the country, including the “907” area code used throughout Alaska, where local calls may be dialed using seven digits, and where “988” is used as a three-digit telephone exchange prefix. To ensure that calls are not erroneously routed to the National Suicide Prevention Hotline when a user intends to dial a seven-digit call starting with “988,” the FCC required all 87 of the affected area codes to transition to ten-digit dialing for all calls during the transition period. As a result of these changes, Alaska Communications is in the process of upgrading and reprograming its switches throughout the state, and assist with consumer education efforts with respect to these new dialing patterns.

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

While, to date, the FCC has declined to classify interconnected voice-over Internet protocol (“VoIP”) service as a telecommunications service or information service, it has imposed a number of consumer protection and public safety obligations on interconnected VoIP providers, relying in large part on its general ancillary jurisdiction powers. To the extent that we provide interconnected VoIP service, we are subject to a number of these obligations, and, to our knowledge, we comply in all material respects with applicable VoIP requirements.

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

Video Services

Video services systems are regulated by the FCC under the Communications Act. We provide video services in the US Virgin Islands. The FCC regulates our programming selection through local broadcast TV station mandatory carriage obligations, constraints on our retransmission consent negotiations with local broadcast TV stations, and limited regulation of our carriage negotiations with cable programming networks. The FCC and federal laws also impose rules governing, among other things, leased cable set-top boxes, our ability to collect and disclose subscribers’ personally identifiable information, access to inside wiring in multiple dwelling units, cable pole attachments, customer service and technical standards, and disability access requirements. Failure to comply with these regulations could subject us to penalties. The FCC is examining whether it should modernize its video regulations and already has updated or eliminated some requirements, but we cannot predict whether and to what extent the FCC will continue to pursue deregulation in this space. To our knowledge, we comply in all material respects with applicable FCC video services requirements.

Mobility and Fixed Services

Universal Service. In general, all telecommunications providers are obligated to contribute to the Universal Service Fund (“USF”), which is used to promote the availability of qualifying telecommunications and broadband service to individuals and families qualifying for federal assistance, households located in rural and high cost areas and to schools, libraries, and rural health care providers. Contributions to the federal USF are based on end-user interstate and international telecommunications revenue. Some states have similar programs that also require contribution. The FCC has suggested that it may examine the way in which it collects carrier contributions to the USF, including a proposal to base collections on the number of telephone numbers or network connections in use by each carrier, and some states have changed or are considering changing their contribution methodologies. We contribute to the USF as required by the rules throughout the US, and receive funds from the USF for providing service in rural areas of the United States, including the US Virgin Islands. Consequently, changes to federal or state USF programs could affect our revenues and our end-user charges. We are subject to audit by the Universal Service Administration Company with respect to our federal contributions and our receipts of universal service funding. To our knowledge, we comply in all material respects with applicable federal and state USF assessment and support requirements.

In 2011, the FCC released a Transformation Order that established a new framework for high cost universal service support for price capped carriers that replaced existing support mechanisms that provide support to carriers that serve high-cost areas with new Connect America Fund (“CAF”) support mechanisms and service obligations that are focused on broadband Internet access services. The Transformation Order also replaced the FCC’s previous set of explicit high-cost universal service support mechanisms for price cap carriers, like Alaska Communications, with the CAF. While the previous mechanisms were focused on supporting a portion of the cost of providing voice telephone service, the CAF shifted that focus to expanding the availability of affordable broadband services. On October 31, 2016, the FCC released its order establishing the requirements of CAF II (“CAF II”) for price cap carriers in Alaska, and specifically Alaska Communications, the only price cap carrier in Alaska. Under the CAF II order, we receive approximately $19.7 million annually in Alaska through December 31, 2025, subject to explicit broadband deployment conditions.

In August 2018, we were separately awarded $79.9 million over 10 years by the FCC as part of its Connect America Fund Phase II (“CAF II”) USF auction for our operations in the southwestern United States. The funding requires us to provide fixed broadband and voice services to certain eligible areas in the United States. We are subject to operational and reporting requirements under the program. Funding began in the second quarter of 2019 and we record the amounts received as revenue in our financial statements. In addition, in the 2020 Rural Digital Opportunity Fund Phase I (“RDOF”) auction, we were awarded $28.4 million and accepted $20.1 million over 10 years. We declined to accept the remaining support, and we will owe default penalties with respect to these winning bids. We are obligated to provide broadband and voice services to certain areas in the United States attached to our RDOF winning bids.

We are continuing to work toward meeting our CAF II obligations in a capital-efficient manner, including the delivery of broadband Internet access services meeting CAF II requirements using a fixed wireless platform and in some instances in Alaska, DSL. As of December 31, 2021, we have met 60% of the total number of locations served required by December 31, 2025 under Alaska CAF II and serve more than 40% of the population required to be served in its southwestern United States CAF II build.

In 2018, the FCC initiated a proceeding to reform the USF program for high cost in the USVI and Puerto Rico. In September 2019, the FCC adopted an order in this proceeding establishing a new competitive proposal process for awarding Connect USVI Fund support that would supplant the annual support that Viya received. Viya submitted a bid for Connect USVI Fund support allocated for the US Virgin Islands, but on November 16, 2020, the FCC announced that Viya was not the recipient of the award. As a result, Viya’s USF support was reduced to 2/3 of the legacy total amount, or $10.9 million, from August 2021 through July 2022 and to 1/3 of the legacy total amount, or $5.5 million, during the subsequent 12-month period. Thereafter, Viya will not receive high-cost USF support.

Rural Health Care Universal Service Support Program. The FCC’s Rural Health Care Universal Service Support Mechanism (the “RHC program”) provides funding to help make broadband telecommunications and Internet access services provided by us and other service providers affordable for eligible rural health care providers. It is comprised of two parts. The Telecommunications Program covers the difference between the “urban rate” for telecommunications services that rural healthcare providers use to deliver healthcare at rural locations, and the “rural rate” that they would otherwise be required to pay. The Healthcare Connect Fund covers 65 percent of the cost of a wider variety of broadband telecommunications, networking, and Internet access services and certain associated equipment.

For the 2017 Funding Year, the FCC approved rural rates that were significantly reduced from the rates proposed by us in Alaska. For Funding Years 2018, 2019, and 2020, we have likewise obtained FCC approval for our rural rates, generally at levels consistent with the reduced rates approved by the FCC for Funding Year 2017. The multi-step process of obtaining FCC approval for rates and then subsequently obtaining funding commitment letters from USAC has introduced varying degrees of delay and uncertainty in the process of obtaining support for the services we deliver to rural health care providers.

On August 1, 2019, the FCC adopted an order making comprehensive changes to the rules governing the competitive bidding process and the method for determining the urban and rural rates used to calculate the amount of RHC Telecommunications Program support payments for which a health care provider is eligible. The changes to the urban and rural rate rules take effect for Funding Year 2021, which began July 1, 2021. Among other things, the FCC’s Order directed USAC to develop and publish a database containing available rural rates and rate medians that will cap the amount of RHC support eligible healthcare providers may receive for a given service in a particular geographic zone. The FCC’s Order divided Alaska into four geographic zones, with the rural rate in each zone capped at the median of the rural rates for similar services offered in that zone, as identified by USAC.  On October 21, 2019, an appeal challenging the new method of setting rates for supported services was filed in the United States Court of Appeals for the District of Columbia Circuit, adding further uncertainty to the ultimate outcome of this proceeding. Similarly, we and several other parties have filed Petitions for Reconsideration of the FCC’s August 2019 Report and Order, asking the FCC to reconsider some of its changes to the rural healthcare rate-setting process.  Both the action in the D.C. Circuit Court of Appeals and the Petitions for Reconsideration filed with the FCC remain pending.

We believe that USAC’s rural rate database, as currently constituted, is likely to have an adverse impact on our economic ability to continue to serve some of our rural healthcare customers in Alaska. In particular, the rates established by the database would negatively impact our ability to continue to offer our full range of telecommunications services to rural healthcare providers supported by the Telecommunications Program in the more remote, higher-cost areas of the state. We have requested that the full FCC review USAC’s effort and associated guidance concerning the database, delay the effectiveness of the new rural rates, and direct USAC to implement the changes we requested in our Petition for Reconsideration. On January 19, 2021, the FCC issued an order waiving the use of the database in Alaska for Funding Years 2021 and 2022. In lieu of the database, while the waiver remains in effect, the Order authorizes support based on the most recent rural rate that the FCC has approved for the same service at the same healthcare facility within the past three funding years. As an alternative, Telecommunications Program rural rates may be established under the previously applicable rate rules that were in effect through Funding Year 2020. As with the action in the D.C. Circuit Court of Appeals and the Petitions for Reconsideration, the other issues raised in our Application for Review remain pending.

We are unable to predict the outcome or eventual impact of the D.C. Circuit’s review of the FCC’s Order, or the FCC’s decision on our Petition for Reconsideration or our Application for Review, but the January 2021 waiver offers a measure of short-term stability for the Telecommunications Program while those reviews continue.

USAC Audit of RHC Program Funding Requests. In addition to the prospective changes to the RHC program discussed above, the FCC and USAC have periodically undertaken reviews of current and past funding requests. In June 2017, we received a letter from USAC’s auditors inquiring about past funding requests in Alaska, all of which were previously approved by USAC. After clarifying the request, and correspondence with USAC we received in February 2020 a draft audit report from USAC that is described more fully in Note 13 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements. The draft audit report alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules. We were invited to comment on this draft audit report and have been engaged since that time in correspondence with USAC with respect to its requests. As a result of these conversations and comments being submitted by us, USAC’s auditors are expected to issue a final audit report incorporating our responses that will be sent to USAC’s Rural Health Care Division to review and determine if corrective action would be appropriate. In the event that we disagree with USAC’s final audit report, we can appeal that decision to USAC’s Rural Health Care Division and/or the FCC. At this time, we cannot predict the contents or timing of the final USAC audit report, the outcome of the audit or the impact on our business, financial condition, results of operations, or liquidity.

FCC Inquiry into Company’s RHC Program Participation. We also received a Letter of Inquiry in March 2018 from the FCC Enforcement Bureau requesting historical information regarding our participation in the FCC’s Rural Health Care program. To date, we have continued to supply the FCC’s Enforcement Bureau with information and access to our personnel regarding these inquires and the Enforcement Bureau has not asserted any claims or alleged any rule violations. We continue to work constructively with the FCC’s Enforcement Bureau to provide it the information it is seeking. At this time, we cannot predict the outcome of the FCC Enforcement Bureau’s inquiry or the impact it may have on our business, financial condition, results of operations or liquidity.

 Lifeline. The FCC’s Lifeline support mechanism today subsidizes the cost of voice services for low-income consumers, as well as broadband in CAF II locations.

The Consolidated Appropriations Act, 2021 appropriated $3.2 billion to create the “Emergency Broadband Connectivity Fund,” and directed the FCC to use that fund to establish a new “Emergency Broadband Benefit Program” (“EBBP”). The EBBP provides eligible low-income consumers and students with a monthly subsidy for the purchase of broadband Internet access service from service providers that elect to participate in the program. While the monthly subsidy is $50 in most of the nation, the EBBP provides $75 monthly throughout the state of Alaska and our operations on the Navajo Nation, which is encompassed within the statute’s definition of “Tribal lands.” Due to the statutorily short term of the EBBP, the FCC initiated the Affordable Connectivity Program to extend the duration and benefits of the EBBP. The SCP is effective on January 1, 2022, on substantially the same terms and conditions as the EBBP. The EBBP sunset on March 1, 2022 and is being replaced by the Affordable Connectivity Program.

E-Rate. We have provided telecommunications services, broadband Internet access services, and internal connections supported by the FCC’s Schools and Libraries Universal Service Support Mechanism (“E-rate”) for many years. E-rate support provides an invaluable means by which elementary and secondary schools in Alaska can afford those services, particularly in rural and remote, high-cost areas. Historically, E-rate has primarily supported services that connect eligible school buildings

Net Neutrality. In January 2018, the FCC released a decision rescinding various “net neutrality” requirements, which had governed how broadband Internet access providers were permitted to offer broadband service. This decision largely eliminated the FCC’s regulation of our ability to block, throttle, or prioritize specific types of Internet traffic, and put a revised transparency-centered regulatory regime in place. Under the 2018 decision’s approach, broadband Internet access providers still must publicly disclose detailed information regarding their service offerings, Internet traffic management processes, and other practices affecting broadband customers. The FCC also held that states are preempted from enacting their own versions of these or similar requirements. A federal appeals court upheld most of the FCC’s 2018 decision, but it reversed the FCC’s blanket preemption of state broadband rules. The court also (1) held that state broadband laws only may be preempted on a case-by-case basis when they conflict with state or federal policy, and (2) remanded certain issues to the FCC. The court subsequently declined to rehear the case, and no party sought review by the U.S. Supreme Court. In October 2020, the FCC affirmed its 2018 decision after addressing the issues remanded by the court. That decision is subject to petitions for reconsideration before the FCC (which the agency has not acted on) and a challenge in federal court that currently is on hold. A new Chairwoman of the FCC was appointed in December 2021, and she has stated publicly that she supports the FCC once again adopting net neutrality requirements.

Meanwhile, a number of states have adopted – or are considering – state-level net neutrality requirements, some of which have gone into effect and some of which are stayed and enjoined. These efforts include enacted legislation and executive orders dating back to 2018. Some state efforts are currently subject to legal challenge by broadband providers in federal district court. These legal challenges were paused during the appellate proceedings on the FCC’s 2018 decision, but have now resumed. We cannot predict with any certainty the likely timing or outcome of these or future challenges, how state or federal efforts to adopt net neutrality requirements will continue to evolve, or how these regulatory proceedings will impact our business.

Telecommunications Privacy Regulations. We are subject to federal regulations relating to privacy and data security that impact all parts of our business. Certain federal statutory and regulatory privacy and data security requirements apply to our telecommunications and cable services. Other parts of our business are subject to privacy and data security oversight by other federal regulators, including the Federal Trade Commission. In addition, federal and state regulators have adopted or are considering adopting new privacy laws. For instance, the state of California has enacted two broad new privacy statutes, the first effective January 1, 2020, and the second effective January 1, 2023, although we do not believe that they are applicable to our business. Such state privacy regulations could impact at least some of our operations. We believe that we comply with all currently applicable requirements, but we cannot predict the timeline for any future changes of law in this area or the impact of any such changes on our businesses.

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

Satellite Services

On February 16, 2018, the FCC granted our application for a license to operate a network of C-band satellite earth stations to be used to serve our customers that cannot be reached by terrestrial middle mile facilities. Under that license, we are authorized to use C-band spectrum on Eutelsat’s satellite, E115WB, for a term of 15 years. We have steadily expanded this network to serve over 40 sites, primarily in rural and remote areas of Alaska. We expect this approach to provide us with greater predictability and stability in the availability and cost of long-haul transport connectivity to our customers that must be served by satellite.

On March 3, 2020, the FCC released a Report and Order clearing the lower portion of that band (3.7-4.0 GHz) of virtually all satellite services in the 48 contiguous United States and the District of Columbia. The Report and Order allows continued use of that spectrum for satellite services in other areas of the nation, including Alaska, essentially preserving the status quo. As a result, the FCC’s decision has little to no effect on our authority to continue to offer C-band satellite communications services to our Alaska customers.

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

Alaska Regulation

Providers of intrastate telecommunication services in Alaska are required to obtain certificates of public convenience and necessity from the Regulatory Commission of Alaska (the “RCA”). In addition, RCA approval is required if an entity acquires a controlling interest in any of our certificated subsidiaries, acquires a controlling interest in another intrastate utility or discontinues intrastate service. On August 29, 2019, the Governor of Alaska signed into law new legislation that eliminated the requirement for Alaska Communications to maintain RCA-filed tariffs for rates, terms, and conditions for legacy phone and networking services in Alaska, However, rates, terms, and conditions for basic residential local telephone service must, under the bill, be uniform within each study area. Alaska Communications implemented changes to tariffs, terms and conditions and other service related policies effective November 27, 2019.

Alaska Universal Service Fund

The Alaska Universal Service Fund (“AUSF”) complements the federal Universal Service Fund, but is focused on obligations to meet intrastate service obligations. We receive approximately $2.7 million annually in AUSF support. In January 2018, the RCA opened a rulemaking to repeal the AUSF effective July 31, 2019 and sought comments and reply comments. A final order issued by the RCA on October 24, 2018 stopped short of repealing the AUSF but made changes to the distribution to be effective January 1, 2019, and capped contributions at 10% of intrastate telecommunications revenues. These changes resulted in shortfalls to carriers beginning in 2019. The RCA opened a new docket to consider further AUSF reforms in 2021.

In late December 2019, the RCA opened R-19-002 to consider the Alaska Telephone Associations Petition to revise the RCA’s regulation as a result of SB 83 or the Telecommunications Modernization Act. The comment and reply comment period ended February 3, 2020. The RCA continues to consider this matter.

US Virgin Islands Regulation

Virgin Islands Public Service Commission

In addition to the regulations described above, our operations in the US Virgin Islands are also subject to the US Virgin Islands Public Utilities Code, pursuant to which the Virgin Islands Public Service Commission (“PSC”) regulates certain telecommunications and cable TV services that Viya provides in the US Virgin Islands. Among other things, the PSC establishes the rates and fees that we may charge local exchange residential and enterprise customers in the US Virgin Islands for certain wireline telecommunications services. The PSC is required by US Virgin Islands law to review local utility rates every five years. The PSC last adopted an order increasing the rates and fees that we may charge in June 2016, subject to certain conditions and future obligations. The PSC is overdue to conclude a new ratemaking proceeding. In addition, certain of our subsidiaries entered into a transfer of control agreement with the PSC on July 1, 2016, which imposes certain operational and reporting obligations on the Viya companies that do not, by their terms, expire. We believe that we have satisfied these requirements. Further, as a condition to Viya’s receipt of USF funds from the FCC, the PSC is required to certify on an annual basis that Viya is in compliance with certain eligible telecommunication carrier (“ETC”) obligations. We believe that we comply with all such obligations but cannot predict the outcome of future PSC proceedings relating to Viya’s ETC status.

Our subsidiaries provide cable TV service in the US Virgin Islands pursuant to two franchises granted by the PSC. Each franchise was renewed in July 2015 by an order issued by the PSC, but the PSC has not yet issued new franchise agreements memorializing these renewals. In August 2019, the FCC issued a decision placing some limits on the powers of local cable franchising authorities such as the PSC, including limits on their ability to impose franchise fees and to regulate non-cable services. In May 2021, a federal appeals court largely upheld that decision, reversing only on a discrete issue pertaining to the calculation of franchise fees. We cannot predict what requirements will be included by the PSC in the renewed franchise agreements or how the FCC’s past or future actions concerning cable franchising will impact the PSC’s preparation of a cable franchise renewal agreement. We understand that the renewed franchise agreements will likely contain substantially similar terms and conditions as the prior franchise agreements, including a 15-year term. We also believe that the renewed franchise agreements will exclude prior language permitting the PSC to regulate our cable rates.

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

Regulatory Developments. On October 5, 2020, the Prime Minister of Guyana formally implemented telecommunications legislation previously passed by the Guyana Parliament in 2016 that introduces material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of creating a more competitive market. At that time, we were issued a new license to provide domestic and international voice as well as data services and mobile services in Guyana. Two of our competitors were issued service licenses as well. While we have requested details of our competitors’ licenses, such information has not been made public by the Guyana Telecommunications Agency, and we are not yet able to ascertain whether the licenses issued to our competitors permit competitors to provide services that have been subject to GTT’s exclusive rights contained in its 1990 license. Nevertheless, our competitors have in fact been providing such services, even without being licensed and without any government enforcement, for many years.

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

On September 1, 2020, the RA completed its second market review and continued its determination we have significant market power in certain broadband and mobile services. As a consequence, we are subject to a series of ex-ante remedies that include wholesale obligations, price caps, accounting separation and reporting obligations in addition to the ex-post competition rules that generally apply. The ex-ante remedies are burdensome and require financial, operational, legal and regulatory resources be allocated to ensure compliance.

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

Operational Risks

Our inability to recruit and retain experienced management and technical personnel could adversely affect our results of operations and our ability to maintain effective internal controls.

The success of our business depends on the ability of our executive officers and the officers of our operating units to develop and execute on our business plan, and to identify and pursue new opportunities and product innovations, as well as on our ability to attract and retain these officers and other highly qualified technical and management personnel. If our executive officers and the officers of our operating units are not able to execute on our business plan, this could adversely affect our business, financial condition and results of operations. Furthermore, we believe that there is, and will continue to be, strong competition for qualified personnel in the communications and energy industries and in our markets, and we cannot be certain that we will be able to attract and retain the personnel necessary for the development of our business. We rely heavily on local management to run our operating units. Many of the markets in which we operate are small and remote, and in some cases are subject to government restrictions on granting work visas, which could make it difficult for us to attract and retain talented and qualified managers and staff in those markets. The loss of key personnel or the failure to attract or retain personnel with the sophistication to run complicated communications equipment, networks and systems could have a material adverse effect on our ability to maintain effective internal controls, and on our business, financial condition and results of operations.  Given the current labor economy, particularly in markets like the United States and Guyana, it may become increasingly difficult to find the right people to fill management roles. We do not currently maintain “key person” life insurance on any of our key employees and none of the executives at our parent company have executed employment agreements.

COVID-19 has and may continue to adversely impact the available labor pool and labor costs in many of our markets.

We are watching the global shift from in-person to remote work closely to monitor the impacts that it has on our operations and employees. While many of our employees were able to shift to work-from-home relatively easily during the pandemic, not all of our jobs are eligible for work-from-home. For example, technicians, sales representatives, construction crews are essential to our business operations and require in-person work. When we opened our offices in late 2020 and 2021, we encountered new challenges like employee resistance to vaccine and mask mandates and, in some locations, a reluctance to return to in-office work. While our shift to remote work was successful, we have found that creates added challenges and costs with respect to employee engagement and productivity. As labor demands in certain key markets exceed the supply of eligible workers, however, we may increasingly need to rely on remote workers to fill open positions.

Remote workers can bring additional challenges with respect to cultural differences abroad. Local practices of conducting business in our foreign operations may not be in line with business practices, recordkeeping and ethics standards in the United States. In order to continue to ensure compliance with foreign and US laws, accounting standards and our own corporate policies, we have implemented financial and operational controls, created an internal audit team responsible for monitoring and ensuring compliance with our internal accounting controls, and routinely train our employees, vendors and consultants. However, having substantial foreign operations also increases the complexity and difficulty of developing, implementing and monitoring these internal controls and procedures. If we are unable to manage these risks effectively, it could have a material adverse effect on our business, financial condition and results of operations.

Cyber security breaches, other outages due to failures of network or information technology systems, and outages due to aging or faulty equipment or human error, could have an adverse effect on our business.

We are highly dependent on our information technology (“IT”) systems for the operation of our network, our facilities, delivery of services to our customers and the compilation of our financial results. Failure of these IT systems, through cyberattacks, breaches of security, equipment failures, human error or otherwise, may cause disruptions to our operations. There can be no assurance that we will be able to successfully prevent a material security breach stemming from future cyberattacks or avoid major outages caused by other factors. Our inability to operate our network, facilities and back-office systems as a result of such events, even for a limited period of time, may result in significant expenses and impact the timely and accurate delivery of our services or other information. Among the other factors that may also cause interruptions in service or reduced capacity for our customers include power loss, increasing reliance on cloud-storage providers (which may themselves be subject to cyberattack or breach), capacity limitations, software defects and breaches of security by computer viruses, break-ins or otherwise. With respect to cyber security there has been an increase in ransomware attacks in recent years. Telecommunications providers, including vendors to providers, are increasingly being targeted by cyber criminals.  These attacks are not always seeking data about their own business, but access to the data of market participants in potentially more lucrative industries. Disruptions in our networks and the unavailability of our services or our inability to efficiently and effectively complete necessary technology or systems upgrades, or conversions could lead to a loss of customers, damage to our reputation and violation of the terms of our licenses and contracts with customers. Additionally, breaches of security may lead to unauthorized access to our customer or employee information processed and stored in, and transmitted through, our IT systems. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks, including notification under data privacy laws and regulations, and we may be subject to litigation, regulatory penalties and financial losses. These failures could also lead to significant negative publicity.

In addition, much of our underlying physical infrastructure (particularly in Guyana and Alaska), including buildings, fleet vehicles and related systems and equipment, has been in service for an extended period of time. We may not be able to adequately fund the maintenance and replacement of this infrastructure on a basis timely enough to avoid material outages, or be able to locate replacement parts or spares to repair existing equipment due to its age. Any outage caused by faults in our aging equipment or unaddressed maintenance costs could negatively impact our operations, including the provision of service to its customers and could result in adverse effects to our financial condition.

We are reliant on government funding to comply with the FCC’s “Replace and Remove” program.

A number of our equipment suppliers and vendors are based outside the United States, with China serving as a significant non-US source for our telecommunications network equipment in the United States. The FCC’s governmental restrictions on the procurement of equipment from certain Chinese vendors will result in a costly network replacement build in our western United States operations that, if not offset by government support, could adversely affect our results of operations. While we have submitted an application to participate in the FCC’s replacement and reimbursement program for our Chinese vendor equipment, and Congress has appropriated funds for the purpose, if we are not successful in receiving the amount of funds that is necessary to remove equipment from restricted vendors or are unable to complete the removal and replacement in the time frame specified in any final rules, or have underestimated the cost of replacement, it could adversely our ability to operate, maintain or expand our domestic network infrastructure.

We rely on a limited number of key suppliers and vendors for the timely supply of handsets, accessories, equipment and services relating to our network or facility infrastructure. Changes in import tax policy or trade relations, interruptions in our supply chain or increased commodity or supply chain costs could adversely affect our results of operations.

Like other companies globally, we faced major supply chain disruptions across our business in 2021, which led to increased costs, delays and in some cases lost opportunities. We depend on a limited number of suppliers and vendors for equipment and services relating to our mobile handset lineup, network infrastructure, and our back-office IT systems infrastructure. If these suppliers experience interruptions or other problems delivering these network components and other equipment on a timely basis, our subscriber or revenue growth and operating results could suffer significantly. In addition, the size of our business relative to many of our competitors puts us at a disadvantage in terms of whether we will get access to the newest technologies at the same time as our competitors, as well as a financial disadvantage in terms of the ability to achieve economies of scale and receive commensurate discounts that may be available to our competitors.

We source wireless devices for our retail wireless businesses from a small number of handset resellers and to a lesser extent, equipment manufacturers, and we depend on access to compelling devices at reasonable prices on primary and secondary markets for these devices, as well as timely delivery of devices to meet market demands. The inability to provide a competitive device lineup could materially impact our ability to attract new customers and retain existing customers. Moreover, as we increasingly roll out new products such as voLTE, we will increasingly rely on cooperation from our handset suppliers to ensure interoperability between devices and our network. Without close relationships with suppliers who understand the needs of our business, we may be delayed in deploying the handsets, accessories and equipment that our customers demand. We are also reliant upon a limited number of network equipment manufacturers, including Ericsson and Nokia.

As a result of the 2021 supply chain disruptions, our procurement and operational business functions have increased planning and strategic purchasing, but we do not expect the global supply chain issues to be remedied in the near future. Because a large portion of our equipment is sourced, directly or indirectly, from outside the United States, major changes in tax policy or trade relations, such as the disallowance of tax deductions for imported products or the imposition of additional tariffs or duties on imported products, could also adversely affect our business, results of operations, effective income tax rate, liquidity and net income.

Inclement weather, changes in meteorological conditions and other natural disasters may materially disrupt our operations.

Many of the areas in which we operate have experienced severe weather conditions over the years including hurricanes, tornadoes, blizzards, fires, damaging storms, floods and earthquakes. Such events may materially disrupt and adversely affect our business operations, such as the impacts of the hurricanes in the US Virgin Islands in 2017, which we assessed caused damage and losses to our fixed and mobile networks of approximately $100 million in operating losses and network rebuilding costs prior to insurance and any other recovery assistance. Major hurricanes have also passed directly over Bermuda and Cayman several times in the past decade, causing damage to our network and to the island’s infrastructure. Guyana and Cayman have each suffered from severe rains and flooding in the past as well. With the addition of business operations in Alaska, our company operations now face increased earthquake, volcanic, fire and winter storm risk. These types of events can also cause major disruption and harm to the communities and markets we serve, compounded by the fact that many of our service areas have limited emergency responses assets and may be difficult to reach in an emergency situation, which can have a material adverse effect on our business. We cannot be sure that these types of events will not have an impact in the future or that we can procure insurance coverage against these types of severe weather and geological events under reasonable business terms and conditions, or that any insurance coverage we are able to maintain will adequately compensate us for all damage and economic losses resulting from natural catastrophes. In addition, it may take significant time to return to pre-disaster levels following any such meteorological or geological event. If we are unable to restore service on a timely and cost-effective basis, it could harm our reputation and have a material adverse effect on our business, financial condition or results of operations through continued loss of revenue and customer attrition to our competitors.

In addition, the impacts of climate change may exacerbate the risk of significant damage in the areas in which we operate. For example, rising ocean temperatures in the Atlantic Ocean may result in the intensification of hurricanes over time. Heat waves and severe drought may lead to stronger and more frequent wildfires that could threaten our towers and installed equipment or result in loss of power. Rising sea levels and associated flooding may impact our retail and enterprise customers that operate businesses on the coasts of the United States and in our island markets. If the frequency or duration of more intense weather events increase, the likelihood of significant damage also increases. After major events such as hurricanes, earthquakes or wildfires, which can cause significant destruction to the power grid, our ability to access sites and facilities, obtain fuel and receive sufficient fuel supplies in order to provide power for stand-by generators is often severely limited, and in many cases, is not possible for extended periods of time. Our ability to access ports in order to obtain relief and supplies for affected areas may also be significantly hampered for extended periods of time following any such disaster, as was the case with the 2017 hurricanes in the US Virgin Islands.

We may not be able to timely and effectively meet our obligations to AT&T related to its partnership with the First Responder Network Authority.

On July 31, 2019, we, through our wholly owned subsidiary, Commnet Wireless, entered into a Network Build and Maintenance Agreement with AT&T Mobility LLC (“AT&T”), pursuant to which Commnet will engineer, construct, commission, and maintain a radio access network (“RAN”) for AT&T for its commercial use and also in support of AT&T’s public/private partnership with the First Responder Network Authority (“FirstNet Authority”). In connection with the Network Build & Maintenance Agreement, we are required to build a network in portions of several states in accordance with AT&T’s detailed specifications by specified milestone dates and thereafter, to maintain the network in accordance with certain quality metrics. Such services are structured as a set cost agreed upon with AT&T, to be paid over the initial eight-year term of the Network Build and Maintenance Agreement. AT&T has the right to terminate this agreement, including its obligation to pay for ongoing maintenance of the sites, in the event that Commnet fails to meet certain milestones or completion dates with respect to the construction of the sites, or fails to meet certain quality metrics and service level agreements (“SLAs”) with respect to maintenance services for the built sites.

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

In addition, construction of the cell sites may be also adversely affected by circumstances outside of our control, including inclement weather, adverse geological and environmental conditions, a failure to receive regulatory approvals or necessary permits on schedule or third-party delays in providing supplies and other materials. The processing of necessary regulatory approvals and permits has been particularly disrupted by COVID-19 where government offices have shut down due to lockdowns or substantially delayed review and approval times. Further, our ability to undertake construction activities and the availability of our workforce may be impacted by shutdowns due to COVID-19, or our personnel actually contracting the virus. Any construction setbacks or delays could be costly and have a material adverse effect on our ability to perform under the time conditions and strict budget required under the Network Build and Maintenance Agreement.

If AT&T were to terminate the Network Build & Maintenance Agreement, this could have a material adverse impact on our prospects and results of operations in our US Telecom segment as we would have incurred costs to construct the sites, but might not be fully compensated for the construction of the sites through the initial term of the Agreement. As we successfully complete construction of individual sites in addition to the approximately 200 sites built as of December 31, 2021, the likelihood and impact of this risk decreases.

The continued impact of COVID-19 may have a material adverse impact on our business, financial condition and results of operations.

In March 2020, the World Health Organization declared a novel strain of coronavirus, now referred to as COVID-19, as a pandemic, as the virus spread globally to multiple countries, including the United States and other countries in which we have substantial operations. The pandemic has resulted in and will likely continue to result in significant disruptions to global business activities around the world.

We are continuing to monitor and assess the effects of the COVID-19 pandemic on our commercial operations, including any potential impact on our revenue and supply chain costs in 2022. However, the ultimate extent to which this pandemic impacts our business will depend upon the duration of the outbreak, travel restrictions and actions to contain the outbreak or mitigate its impact, as well as the timing and rollout of approved vaccines to combat the spread of COVID-19 and the impact on the economies in which we operate. For example, the local economies of many of our Caribbean markets are tourism-dependent and while travel in 2021 was up from 2020, there is still an overall decrease that may continue to impact our revenue and cash flows for certain services in these markets as our retail and enterprise customers are impacted. Further, we may continue to experience a decline in roaming revenue due to lack of travel to and from these markets.

Additionally, governmental actions in our jurisdictions intended to contain the COVID-19 outbreak have placed restrictions on travel and movement, resulting in significant business interruptions to both our business and that of our customers, delays in receipt of governmental approvals and permits, the acceleration of “population flight” from island markets, and supply chain delays in the procurement process causing delays in our scheduled build plans, including with respect to planned fiber optic installations and maintenance in our Caribbean markets and our ongoing construction pursuant to the FirstNet Transaction with AT&T. Any prolonged interruption could negatively impact our customers’ ability to pay for our services on a timely basis or at all and our ability to expand, as well as the ability of our field technicians to service our (or with respect to FirstNet, our customer’s) telecommunications network. For more information about the risks to our business with respect to failure to perform under the FirstNet Transaction, see “Operational Risks -- We may not be able to timely and effectively meet our obligations to AT&T related to its partnership with the First Responder Network Authority.”

Further, in September 2021, the President issued an Executive Order requiring certain COVID-19 precautions for government contractors and their subcontractors, including mandatory employee vaccination (subject to medical and religious exemptions). Our Alaska Communications subsidiary is a federal government contractor. In November 2021, the Department of Labor’s Occupational Safety and Health Administration, or OSHA, issued an Emergency Temporary Standard, or ETS, requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or obtain a negative COVID-19 test at least once a week. The Executive Order was preliminarily enjoined by several U.S. federal district courts, the U.S. Supreme Court preliminarily stayed the OSHA ETS in January 2022, and OSHA subsequently withdrew the ETS. While we and our subsidiaries are not currently subject to any vaccine mandate, any requirement to mandate COVID-19 vaccination of our workforces or require our unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs and may have an adverse effect on future profit margins. In addition, any requirement to impose such obligations on our suppliers who are deemed government contractors and their subcontractors could adversely impact the price and continuity of supply of raw materials, and our results of operations and financial condition could ultimately be adversely affected. It continues to be our policy to encourage each of our employees to be fully vaccinated against COVID-19.

We may have difficulty meeting the growing demand for data services.

Demand for smartphones and data services continues to grow across all of our wireless markets and we have seen an acute increase for such demand as a result of the COVID-19 pandemic. In 2020 and 2021, we faced supply shortages and supply constraints on multiple models of low-cost mobile devices. Our value to our customers in some markets depends in part on our network’s ability to provide high-quality and high-capacity network service to smartphone devices. Indeed, much of the revenue growth in our wireless businesses in the past few years has been attributable to increased demand for data services. If, however, data usage increases faster than we anticipate and exceeds the then-available capacity of any of our networks, our costs to deliver services may be higher than we anticipate. In the United States, the dearth of available spectrum and/or non-transparent spectrum allocation practices in our other markets means that we cannot guarantee that we will be able to acquire additional spectrum in a timely fashion, at a reasonable cost, or at all to ensure our ability to maintain or grow our business and traffic volumes. As demand for advanced mobile data services continues to grow, we may have difficulty satisfying our retail and wholesale customers’ demand for these services without substantial upgrades and additional capital expenditures and operating expenses, which could have an adverse effect on our results of operations and financial condition.

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

Strategic Risks

Increased competition may adversely affect growth, require increased capital expenditures, result in the loss of existing customers and decrease our revenues.

Over the last decade, an increase in competition in many areas of the telecommunications industry has contributed to a decline in prices for communication services, including mobile wireless services, local and long-distance telephone service and data services. Increased competition in the industry may further decrease prices. In addition, increased competition in the communications industry could reduce our customer base, require us to invest in new facilities and capabilities and result in reduced revenues, margins and returns.

Our International Telecom segment operates in island and other small market locations where a limited number of providers maintain strong competition. In several of our markets, we hold a leading position as the local incumbent carrier and in others we may have a competitive advantage in our ability to bundle some combination of voice, data, video and wireless services. Increased competition, whether from new entrants or increased capital investment by our competitors in their existing networks, will make it more difficult for us to attract and retain customers in our small markets, which could result in lower revenue and cash flow from operating activities.

Competition in the markets in which we operate increased in 2021 due to a number of governmental and economic factors. For example:

●	In Guyana, the government’s issuance of licenses for national and international voice and data traffic has allowed for legal competition in the market. While illegal bypass of our network had been ongoing and the exclusivity of our license went unenforced by the government for more than a decade, there are signs that Guyana’s rapidly growing economy is leading to more investment and, potentially new entrants, into the country’s telecommunications market.

●	Across the United States, increased government spending, particularly in broadband infrastructure, as a response to the COVID-19 pandemic has the potential to alter the competitive landscape, as new market entrants seek to capture government funds. In addition, we will face increased competition securing construction crews and equipment with the increased number of construction projects across the United States spurred on by these government awards.

●	In the US Virgin Islands, in 2020, we lost government funding of our wireline network and in 2020 and 2021, Liberty Latin America acquired both of our two largest competitors on the island. This may increase competition in the both the fixed and mobile markets, and negatively impact our market share, revenues, operating margins or free cash flow.

●	In Bermuda, the regulator has declared our telecommunications company “dominant” in certain sectors, which may negatively impact our ability to compete in the market, though we are disputing the process and authority.

●	In Bermuda and the Caribbean, we compete primarily against Digicel, a large mobile telecommunications company in the Caribbean region, and other larger providers such as Liberty Latin America, a multinational telecommunications company.

●	Alaska is a new market for us, with strong competitors that make it difficult for us to attract and retain customers, which could result in lower revenue and cash flow from operating activities. Our principal competitor is GCI, who holds a dominant position through its extensive coaxial cable, fiber optic, microwave and satellite based middle mile network as well as its undersea fiber cable network, where it owns and operates two of the four existing undersea fiber optic cables connecting Alaska to the contiguous states. With a long history of operating in Alaska, AT&T also has a terrestrial long-haul network in Alaska where the focus is on serving certain national customers. AT&T’s primary mass-market focus in Alaska is providing mobile wireless services.

●	As we compete more extensively in the Alaska market, we are likely to face increased and new competition, both local and national. There can be no assurance that we will compete successfully against larger or more established competitors in Alaska or our existing markets, and the failure to compete effectively may adversely impact our ability to meet our growth and revenue plans which could adversely impact our results of operations.

Rapid and significant technological changes in the telecommunications industry may adversely affect us.

Our industry faces rapid and significant changes in technology that directly impact our business, including the following:

●	migration to new-generation services such as “5G” network technology;

●	introduction of new telecom delivery platforms such as next generation satellite services;

●	evolving industry standards;

●	requirements resulting from changing regulatory regimes;

●	the allocation of radio frequency spectrum in which to license and operate wireless services;

●	ongoing improvements in the capacity and quality of digital technology;

●	changes in end-user requirements and preferences;

●	convergence between video and data services;

●	development of data and broadband capabilities and rapidly expanding demand for those capabilities;

●	increased reliance on third-party cloud storage providers for data storage; and

●	consolidation among service providers within the industry.

For us to keep pace with these technological changes and remain competitive, at a minimum we must continue to make significant capital expenditures to add to our networks’ capacity, coverage and technical capability. For example, we have spent considerable amounts adding higher speed and capacity mobile data services for many of our networks in recent years and we think it likely that more such expenditures, including mobile and wireless data capabilities and high capacity, low latency backhaul, will be needed over the next few years.

We cannot predict the effect of technological changes on our business. Alternative or new technologies may be developed that provide communications services superior to those available from us, which may adversely affect our business. For example, to accommodate the demand from our wireless customers for next-generation advanced wireless products such as high-speed data and streaming video, we may be required to purchase additional spectrum. Though we did acquire some spectrum assets in 2021 with our award of some CBRS spectrum licenses in the US, at times we have had difficulty finding spectrum for sale or on terms that are acceptable to us. In addition, usage of wireless voice or broadband services in excess of our expectations could strain our capacity, cause service disruptions and result in higher operating costs and capital expenditures. In each of our markets, providing more and higher speed data services through our wireless or wireline networks may require us to make substantial investments in additional telecommunications transport capacity connecting our networks to the Internet, and in some cases such capacity may not be available to us on attractive terms or at all. Failure to provide these services or to upgrade to new technologies on a timely basis and at an acceptable cost, or to secure any necessary regulatory approvals to roll out such new technologies on a timely basis all could have a material adverse effect on our ability to compete with carriers in our markets.

We may not be able to timely and effectively execute on several key initiatives across multiple jurisdictions.

Major business initiatives are underway with respect to improvement in mobile and other retail sales in all markets, digitization of internal processes to allow for quicker response time to customer requirements, modernization of existing internal processes in select markets and revising the strategy of some of our US Telecom businesses to develop additional revenue streams, including the substantial construction and support undertaking of the FirstNet project and the Alaska Transaction. Each of these requires significant oversight from senior management to aid in-market teams, and many of these projects are underway simultaneously in different locations. Execution on multiple simultaneous and transformational initiatives will require in depth management attention in multiple jurisdictions in order to capitalize on growth in the US Virgin Islands, economic growth in Guyana, the ongoing shift in business focus in US Telecom and the integration of Alaska Communications.

We may not be able to effectively transform the business model of our legacy US Telecom business.

Historically, a large portion of our revenue has been derived from carrier services in our US Telecom segment. A substantial portion of this revenue was generated from three national wireless service providers in 2020, however, these amounts have declined to $61.9 million in 2021 from $72.6 million in 2020. During this time period, revenues from carrier services have declined due to our mutual agreement with our carrier customers to lower rates in exchange for pricing certainty in longer term contracts, our customers’ decisions to overbuild our network, and the consolidation of national wireless service providers (thereby eliminating one or more former carrier customers).

We are increasingly providing network infrastructure services as part of our expanded carrier services offering, such as tower leasing, transport and field services, to our carrier partners to supplement our historic wholesale roaming revenue base (for example, the FirstNet Transaction).  As wholesale roaming on the majority of our US network continues to decline, we will offset that revenue by providing maintenance and expanded carrier services (including more leasing and transport services) to other carriers to offset lost revenue, albeit at lower operating income margins due to the increased operating expenses associated with leasing and transport services, as compared to our wholesale mobile roaming services.

We also intend to offset declining wholesale roaming revenue with a more diversified mix of revenue by growing our fiber network to offer more broadband and other data services to businesses, governments and consumers in  and adjacent to our historical operating area in the contiguous United States. There can be no assurance, however, that we will be able to successfully transform our legacy US Telecom business to support additional carrier services product offerings or expand our retail and commercial subscriber base in our US Telecom segment. If we are unable to offset the continued decline in our Carrier Services revenue by expanding and diversifying our sources of revenue it may have a material adverse effect on our results of operations and financial condition.

We may have difficulty funding multiple opportunities across our businesses.

Historically, we have funded our capital expenditures and transactional matters from a combination of cash on hand, cash from operations, and limited incurrence of debt. As discussed above, our US Telecom segment is in the midst of a business transformation, and may need significant funding as we seek to grow our fiber network and capacity. With the Alaska Transaction in 2021, we increased the amount of the existing credit facility and have substantially decreased our cash reserves. Similarly, we may have other opportunities to inorganically grow our businesses and our team actively evaluates potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, that have the potential for generating steady excess cash flows over extended periods of time. Any such transactions may be accomplished through the payment of cash, issuance of shares of our capital stock or incurrence of additional debt, or a combination thereof. As of December 31, 2021, we had approximately $81.0 million in cash, cash equivalents, restricted cash, and short term investments and approximately $331.8 million of long-term debt. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns. To support multiple simultaneous growth opportunities, we may need to raise additional capital or incur additional debt to fund our future operations or investment opportunities. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing, we may have to forgo opportunities to strategically grow our business.

We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long-term growth prospects.

To date we have grown through a mix of organic growth through our operating companies and inorganic growth through targeting acquisition or other business development opportunities. We actively evaluate acquisition, investment, business divestitures and combinations, and other strategic opportunities, both domestic and international, in telecommunications, energy-related and other industries, including in areas that may not be seen by the broader market as timely today, such as our acquisition of Alaska Communications. We may focus on opportunities that we believe have potential for long-term organic and strategic growth or that may otherwise satisfy our return and other investment criteria. Similarly, there are risks inherent in the sale of a business or assets, including the potential of a transaction’s failing to close due to last minute negotiations, regulatory issues, or other unpredictable matters that can be costly and disruptive to our operations. There can be no assurance as to whether, when or on what terms we will be able to invest in, acquire or divest any businesses or assets to continue our historic pattern of inorganic growth or that we will be able to successfully integrate the business or realize the perceived benefits of any acquisition or strategic investment.

Regulatory Risks

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

The FCC released its CAF II order, specific to Alaska Communications as the only price capped carrier in Alaska, on October 31, 2016, pursuant to which Alaska Communications receives approximately $19.7 million annually in order to meet certain buildout requirements in Alaska over a 10-year period.  Funding under the new program generally requires Alaska Communications to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations. As a result, while Alaska Communications currently expects its High Cost Program support revenue to be relatively unchanged for the next four years, it also expects that the FCC will enact substantial changes regarding our High Cost Program support funding after 2025.

There can be no assurance that Alaska Communications will meet its CAF II obligations utilizing the delivery of broadband Internet access using a fixed wireless platform in a capital-efficient manner or at all, and there is uncertainty regarding the future level of revenue as well as the future obligations tied to this funding. If Alaska Communications fails to meet its obligations under the CAF II order, or requires substantial additional capital expenditures in order to meet the obligations under the timeline required, its revenue, results of operations and liquidity may be materially adversely impacted.

Changes in USF funding could have an adverse impact on our financial condition or results of operations in the Virgin Islands.

Viya, our subsidiary operating video, internet, wireless and landline services in the US Virgin Islands, has historically received, through December 31, 2020, high-cost USF support in the US Virgin Islands of approximately $16.4 million per year. In addition, after the devastation caused by the Hurricanes in September 2017, the FCC provided approximately $15.4 million in accelerated USF support and in fixed and mobile recovery support through August 2018. The FCC, in response to the damage caused by the Hurricanes and as part of its general USF reform, established a Connect USVI Fund that replaced the legacy high-cost USF support for the US Virgin Islands that Viya historically has been awarded. In November 2020, the FCC announced the award of the Connect USVI Fund for all of the US Virgin Islands to Viya’s competitor in the amount of approximately $8.6 million per year for a term of 10 years. Pursuant to the terms of the program, Viya’s USF spending was reduced in July 2021 to approximately two-thirds of the legacy total amount, or $10.9 million, and will be reduced again in July 2022 to approximately one-third of the legacy total amount, or $5.47 million, through July 2023. Thereafter, Viya will not be eligible for high-cost USF support.

This reduction in the overall amount of USF support we receive as a result of the Connect USVI Fund proceeding relative to historical levels of high-cost USF support we have received negatively affects our efforts to build, maintain and operate networks in the US Virgin Islands and our ability to provide services previously supported by USF funds. Viya is currently undertaking a review and reassessment of its business plan to consider the extent to which we will provide further investment or operational resources to Viya or the territory. This could have an adverse effect on our business, financial condition or results of operations in our International Telecom segment and there can be no assurance that any revised business plan will offset or reduce the loss of revenue, customer attrition and increased competition as a result of the cessation of high-cost USF funding.

Our operations in Guyana are subject to significant political and regulatory risk.

Since 1991, pursuant to an agreement with the Government of Guyana, GTT has operated in Guyana pursuant to a license from the Government of Guyana to be the exclusive provider of domestic and international voice and data services.  That license from the Government of Guyana included an initial term ending in December 2010, which was renewable at our sole option for an additional 20-year term. In November 2009, we notified the Government of Guyana of our election to renew our exclusive license for an additional 20-year term expiring in 2030. On December 15, 2010, we received correspondence from the Government of Guyana indicating that our license had been renewed until such time that new legislation was enacted to expand competition within the sector.

On October 5, 2020, the Prime Minister of Guyana formally implemented telecommunications legislation previously passed by the Guyana Parliament in 2016 that introduces material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of creating a more competitive market. At that time, we were issued a new license to provide domestic and international voice as well as data services and mobile services in Guyana. Two of our competitors, who had previously provided fixed voice and internet services on an unlicensed basis, were issued service licenses as well. While we have requested details of our competitors’ licenses, such information has not been made public by the Guyana Telecommunications Agency, however our competitors are openly providing services that are competitive with GTT’s exclusive rights contained in its 1990 license.

On October 23, 2020, the Government of Guyana also brought into effect new telecommunications regulations called for by the telecommunications legislation. The regulations include new requirements for the market as a whole, which impact our operations, administrative reporting and services. There can be no assurance that these regulations will be effectively implemented, or that they will be administered in a fair and transparent manner. We believe our existing, exclusive license continues to be valid unless and until such time as we enter into an alternative arrangement with the Government. Under these circumstances, however, there can be no assurance that our discussions with the Government of Guyana will resume or be concluded, or that such discussions will satisfactorily address our contractual exclusivity rights. While we might seek damages or other compensation for any involuntary termination of our contractual exclusivity rights, we cannot guarantee that we would prevail in any proceedings to enforce our rights. While the government unilaterally moved to liberalization at the end of 2020, Guyana remains a high-risk environment due to political and judicial uncertainty. There can be no assurances that the government can achieve reform or achieve reform in ways that are fairly applied.

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

In the United States, wireless licenses generally are valid for 10 years from the effective date of the license, although recently issued 600 MHz licenses were granted for a slightly longer initial term to account for the need for broadcast television incumbents to vacate the spectrum before the new wireless licensees could construct. Licensees may renew their licenses (including renewal of 600 MHz licenses) for additional 10-year periods by filing renewal applications with the FCC. Our 600 MHz wireless licenses all expire in 2029. Our other wireless licenses in the US expire between 2021 and sometime after 2030. We intend to renew our licenses expiring this year, and the renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area. Furthermore, our compliance with regulatory requirements, such as E-911 and CALEA requirements, may depend on the availability of necessary equipment or software.

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

In addition, an economic downturn in the markets in which we currently operate or in the global market generally may lead to slower economic activity, increased unemployment, concerns about inflation, decreased consumer confidence and other adverse business conditions that could have an impact on our businesses. For example, among other things:

●	a decrease in tourism could negatively affect revenues and growth opportunities from operations in the islands and in a number of areas covered by US rural and wholesale wireless operations that serve tourist destinations; and

●	an increase in “bad debt,” or the amounts that we have to write-off of our accounts receivable could result from our inability to collect subscription fees from our subscribers.

In 2021 we saw a return to tourism in some of our tourism-dependent markets over 2020, but on an aggregate basis tourist activity in the markets we operate remains below pre-pandemic levels. The continuation of government-imposed shutdowns and travel restrictions limited the amount of customers roaming onto our network, in addition to depressing demand for our services generally in the hospitality industry (e.g. hotels, bars, and restaurants) that is traditionally supported by the tourism industry. Further, we also started to see population flight from some of our island markets for a variety of reasons including continued lockdowns and travel restrictions and also general economic downturns. It is unknown what the long-term economic effects of these negative impacts on the tourism industry will be, but our business operations and revenue may certainly be adversely impacted as a result.

The long-term impact, if any, that these events might have on us and our business, is uncertain.

The successful operation and growth of our business in two of our major markets (Guyana and Alaska) is highly dependent on economic conditions which may deteriorate due to reductions in crude oil prices or demand.

Successful operation and growth in Guyana and Alaska largely depend on local economic conditions due to their remote geographies. The Alaska and Guyanese economies, in turn, depend heavily on the strength of the natural resource industries, particularly oil production and prices of crude oil. The supply and price of crude oil can be volatile and influenced by a myriad of factors beyond our control, including foreign actors (like OPEC), worldwide supply and demand, natural disasters and other events, the move by many governments, businesses, and institutions towards “de-carbonization” and political conditions.

Alaska’s economy is dependent on investment by oil companies, and state tax revenues correlate with the price of oil as the State assesses a tax based on the value of the oil that transits the pipeline from the North Slope. Guyana is projected to have tremendous economic growth in upcoming years that is largely dependent on the continued supply of crude oils and the government’s efficient use of its portion of the revenues from crude oil sales. The impact of this change on the State’s economy is uncertain.

Overall economic impacts from a sustained lower price of crude oil, on Alaska on the one hand, and from projected revenue from sales of oil, for Guyana on the other hand, if maintained over time, will impact our growth in the future.

Our operations are subject to economic, political, currency and other risks that could adversely affect our revenues or financial position.

Our operations may face adverse financial consequences and operational problems due to political or economic changes, such as changes in national or regional political or economic conditions, laws and regulations that restrict repatriation of earnings or other funds, or changes in foreign currency exchange rates. As new laws and regulations are issued or discontinued to implement an agenda set by the current US administration, we may be required to materially modify our business plans or operations. For example, the Bermuda and Cayman governments are considering the implementation of a global minimum tax, which could accelerate businesses leaving Bermuda or the Cayman Islands and contribute to shrinking/stagnant populations of Bermuda or the Cayman Islands, which could decrease our customer base and adversely affect our revenues or financial position.

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

Labor costs and the terms of collective bargaining agreements can negatively impact our ability to remain competitive, which could cause our financial performance to suffer.

Our four largest markets all have some unionized labor pools and the addition of Alaska Communications brings even more of an operating challenge than we have in other markets given the remote location of operations and the extent of the unionized workforce. Labor costs are a significant component of Alaska Communications’ expenses and, as of December 31, 2021, approximately 55% of its workforce is represented by the International Brotherhood of Electrical Workers (“IBEW”). The collective bargaining agreement (“CBA”) between Alaska Communications and the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for Alaska Communications and has significant economic impacts on it as the CBA relates to wage and benefit costs and work rules. We believe Alaska Communications’ labor costs are higher than our competitors who employ a non-unionized workforce because Alaska Communications is required by the CBA to contribute to the IBEW Health and Welfare Trust and the Alaska Electrical Pension Fund (“AEPF”) for benefit programs, including defined benefit pension plans and health benefit plans, that are not reflective of the competitive marketplace. Furthermore, work rules under the existing agreement limit Alaska Communications’ ability to efficiently manage its workforce and make the incremental cost of work performed outside normal work hours high. In addition, Alaska Communications may make strategic and operational decisions that require the consent of the IBEW. In all of our markets, the local union may not provide consent when needed to execute upon strategic new initiatives or cost saving measures, it may require additional wages, benefits or other consideration be paid in return for its consent, or it may call for a work stoppage against our operating companies. Any deterioration in the relationship with our local unions could have a negative impact on our operations and on our ability to achieve our plans for growth.

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

These plans and activities have generated and will likely continue to generate substantial cash requirements for Alaska Communications, and these requirements may increase beyond our expectations in future years based on changing market conditions, which could result in substantial liabilities on our balance sheet. The difference between projected plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of these pension plans and the ongoing funding requirements of those plans. Changes in interest rates, mortality rates, health care costs, early retirement rates, returns on investment and the market value of plan assets can affect the funded status of our defined benefit pension plans  and cause volatility in the net periodic benefit cost and future funding requirements of the plans. In the future, we may be required to make additional contributions to our defined benefit plans. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.

Given the complexity of pension-related matters we may not, in every instance, be in full compliance with applicable requirements.

Inflation could adversely affect our financial results.

If inflation continues or worsens, it could negatively impact our Company by increasing our operating expenses. Inflation may lead to cost increases in multiple areas across our business, for example, rises in the prices of raw materials and manufactured goods, increased energy rates, as well as increased wage pressures and other expenses related to our employees. In particular, where we have agreed to undertake infrastructure build outs on a fixed budget for our carrier customers or by accepting government grants, inflation may result in build costs that exceed our original budget given the long delays experienced in procuring equipment and materials due to global supply chain delays. To the extent that we are unable to pass on these costs through increased prices, revised budget estimates, or offset them in other ways, they may impact our financial condition and cash flows.

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

For the three months prior to March 16, 2022, the average daily trading volume of our Common Stock was approximately 47,000 shares. As a result, our stockholders may have difficulty selling a large number of shares of our Common Stock in the manner or at a price that might be attainable if our Common Stock were more actively traded. In addition, the market price of our Common Stock may not be reflective of its underlying value.

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

Our subsidiaries and affiliates are typically private companies whose securities are not traded in any public market. In the past, we have partnered with other equity investors as well, and may have majority or minority holdings in certain investments. Investment agreements for both our majority and minority held subsidiaries often contain investor rights and obligations, such as rights of first refusal, co-sale, and "drag along" provisions related to liquidity events and transfers that may force us to sell or exit our holdings at times or on terms that are not optimal or limit our ability to sell or exit our holdings when we would like to. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises to satisfy the repurchase of such investments from our other equity investors in the event such company desires, or in the case of our Alaska Transaction, may be required to repurchase such securities pursuant to contractual arrangements. Such illiquidity could also cause us to miss other investment opportunities. There can also be no assurance that our investments will appreciate in value or that it will have the opportunity to divest such investments at acceptable prices or within the timeline envisaged. If any of the above circumstances arise, it could result in impairments to such investments, and could have a material adverse impact on our earnings, cash flow and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 21,000 square feet of office space at 500 Cummings Center, Beverly, MA 01915 for our corporate headquarters. Worldwide, we utilize the following approximate square footage of space for our operations:

	International
Type of space	Telecom	US Telecom
Office	336,005	214,709
Retail stores	32,352	4,025
Technical operations	2,034,712	294,459

All of the above locations are leased except for the office and technical space within our International Telecom segment, which we own. As of December 31, 2021, we operated seven retail stores in our US Telecom segment and twenty one retail stores in our International Telecom segment.

Our offices and technical operations are in the following locations:

International Telecom	US Telecom
Georgetown, Guyana	Little Rock, AR
Bermuda	Castle Rock, CO
US Virgin Islands	Atlanta, GA
Cayman Islands	Anchorage, AK

Within our communications operations, we globally own approximately 350 towers, lease an additional approximate 390 towers and have 6 switch locations within rented locations. We consider our owned and leased properties to be suitable and adequate for our business operations.

ITEM 3. LEGAL PROCEEDINGS

GTT holds an exclusive license to provide domestic Fixed services and international voice and data services in Guyana. The license, which had an initial term of 20 years which expired at the end of 2010, allowed for GTT at its sole option, to extend the term for an additional 20 years, until December 2030. GTT exercised its extension right, in accordance with the terms of its License and its agreement with the Government of Guyana, in November 2009.

On October 5, 2020, the Prime Minister of Guyana formally implemented telecommunications legislation previously passed by the Guyana Parliament in 2016 that introduced material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of creating a more competitive market. At that time, we were issued a new license to provide domestic and international voice as well as data services and mobile services in Guyana. Two of our competitors were issued service licenses as well. While we have requested details of our competitors’ licenses, such information has not been made public by the Guyana Telecommunications Agency, and we are not yet able to ascertain whether the licenses issued to our competitors permit any competitors to provide services that have been subject to GTT’s exclusive rights contained in its 1990 license.

On October 23, 2020, the Government of Guyana also implemented new telecommunications regulations called for by the telecommunications legislation. The regulations include new requirements for the market as a whole, which impact our operations, administrative reporting and services. There can be no assurance that these regulations will be effectively implemented, or that they will be administered in a fair and transparent manner.

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

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. The Company maintains that any liability GTT might be found to have with respect to the disputed tax assessments, totaling $44.1 million, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods. The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of December 31, 2021 for these matters.

On May 20, 2021, GTT was served with a notice of application for enforcement of a foreign judgment with respect to a matter brought by the Trinidad & Tobago Electric Commission (“TTEC”) in the High Court of Justice in the Republic of Trinidad and Tobago in August 2013 against GTT and other defendants, alleging breach of contract due to the GTT’s failure to pay TTEC in connection with amounts alleged to be owed as reimbursement for cable repair costs. In May 2015, GTT failed to appear in the matter and a default judgment was entered against GTT in the amount of approximately $2.8 million.  In May 2021, TTEC took steps to enforce the judgment by commencing proceedings against GTT in Guyana. GTT has vigorously defended its position against the legitimacy of the claim and awaits the ruling from the High Court of Guyana in this matter.

In February 2020, our Alaska Communications subsidiary received a draft audit report from USAC in connection with USAC’s inquiry into Alaska Communications’ funding requests under the Rural Health Care Support Program for certain customers for the time period of July 2012 through June 2017. The draft audit report alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules.  Alaska Communications has provided USAC with extensive comments in response to its draft audit report seeking correction of numerous factual and legal errors that it believed it had identified. As a result of these conversations and comments being submitted by Alaska Communications, USAC’s auditors may revise their findings, including the amounts they recommend USAC seek to recover. USAC’s auditors are expected to issue a final audit report incorporating Alaska Communications’ responses that will be sent to USAC’s Rural Health Care Division to review and determine if corrective action would be appropriate. In the event that Alaska Communications disagrees with USAC’s final audit report, it can appeal that decision to USAC’s Rural Health Care Division and/or the FCC. At this time, we cannot predict the contents or timing of the final USAC audit report, the outcome of the audit or the impact on our business, financial condition, results of operations, or liquidity.

Alaska Communications also received a Letter of Inquiry on March 18, 2018, and subsequent follow up information requests, from the FCC Enforcement Bureau requesting historical information regarding Alaska Communications’ participation in the FCC’s Rural Health Care Support Program. As of the date of this Form 10-K, the FCC’s Enforcement Bureau has not asserted any claims or alleged any rule violations. Alaska Communications will continue to work constructively with the FCC’s Enforcement Bureau to provide it the information it is seeking. At this time, we cannot predict the outcome of the FCC Enforcement Bureau’s inquiry or the impact it may have on its business, financial condition, results of operations or liquidity.

With respect to all of the foregoing matters, we believe that some adverse outcome is probable and has accordingly accrued $14.5 million as of December 31, 2021 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. We also face contingencies that are reasonably possible to occur that cannot currently be estimated. It is our policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of March 16, 2022:

Name	Age	Position
Michael T. Prior	57	Chairman, President, Chief Executive Officer, and Director
Justin D. Benincasa	59	Chief Financial Officer
Brad Martin	46	Chief Operating Officer
Mary Mabey	40	Senior Vice President, General Counsel and Secretary

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

Brad Martin is our Chief Operating Officer. Prior to joining us in 2018, he previously served as Chief Operating Officer for Senet Inc., a leading “low power wide area” network (LPWAN) operator and global service provider. From 2013 through 2015, Mr. Martin served as Senior Vice President and Chief Quality Officer with Extreme Networks, a global leader in software-driven networking solutions for Enterprise and Service Provider customers. Between 2008 and 2013, Mr. Martin served as Vice President of Engineering Operations and Quality with Siemens Enterprise Communications and Enterasys Networks, delivering voice and data networking hardware and software solutions to global enterprises. Mr. Martin holds a Bachelor of Science, Mechanical Engineering from the University of Maine, is a published author and featured industry speaker.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock, $.01 par value, is listed on the Nasdaq Global Select Market under the symbol “ATNI.” The number of holders of record of Common Stock as of March 16, 2022 was 80.

Issuer Purchases of Equity Securities in the Fourth Quarter of 2021

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our Common Stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”). As of December 31, 2021, we have $20.4 million remaining to be repurchased under the 2016 Repurchase Plan. During the quarter ended December 31, 2021, we repurchased $5.7 million of our Common Stock.

Stock Performance Graph

The graph below matches ATN International’s cumulative 5-Year total shareholder return on Common Stock with the cumulative total returns of the Russell 2000 index, the S&P Smallcap 600 index, and the Nasdaq Telecommunications index. The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends) from 12/31/2016 to 12/31/2021.

	12/16	12/17	12/18	12/19	12/20	12/21

ATN International	100.00	70.07	91.69	71.85	54.88	53.30
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
S&P Smallcap 600	100.00	113.23	103.63	127.24	141.60	179.58
NASDAQ Telecommunications	100.00	117.62	108.29	137.49	166.70	174.78

The stock price performance included in this graph is not necessarily indicative of future stock price performance

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide critical infrastructure-based communications and related information technology solutions to remote and historically underserved markets in the United States, Bermuda, and the Caribbean. We seek to invest in our existing and new markets for long term growth led by a “fiber first” strategy that enables us to bring new or enhanced communications services to markets often overlooked by larger telecommunications providers.

At the holding company level, we oversee the allocation of capital within and among our subsidiaries, affiliates, new investments, and stockholders. We also have developed significant operational expertise and resources that we use to augment the capabilities of our individual operating subsidiaries in our local markets. Over the past 10 years, we have built a platform of resources and expertise to support our operating subsidiaries and to improve their quality of service with greater economies of scale and expertise than would typically be available at the operating subsidiary level. We also provide management, technical, financial, regulatory, and marketing services to our operating subsidiaries and typically receive a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. We also actively evaluate potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, and generally look for those that we believe fit our profile of telecommunications businesses and have the potential to complement our “fiber first” approach in markets while generating steady excess cash flows over extended periods of time. We use the cash generated from our operations to re-invest in organic growth in our existing businesses, to make strategic investments in additional businesses, and to return cash to our investors through dividends or stock repurchases.

For further information about our financial segments and geographical information about our operating revenues and assets, see Notes 1 and 14 to the Consolidated Financial Statements included in this Report.

As of December 31, 2021, we offer the following types of services to our customers:

●	Mobility Telecommunications Services. We offer mobile communications services and equipment (“Mobility Revenue”) over our wireless networks to both our business and consumer subscribers. In certain markets, mobility services also includes private network services to business customers and municipalities.

●	Fixed Telecommunications Services. We provide fixed data and voice telecommunications services (“Fixed Revenue”) to both our business and consumer subscribers in all of our markets. These services include consumer broadband and high speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. We deliver services (“Carrier Services”) such as wholesale roaming, the leasing of critical network infrastructure such as tower and transport facilities, site maintenance and international long-distance services to other telecommunications providers.

●	Managed Services. We provide information technology services (“Managed Services”) such as network, application, infrastructure and hosting services to both our business and consumer customers to complement our fixed services in our existing markets.

Through December 31, 2021, we had identified three operating segments to manage and review our operations and to facilitate investor presentations of our results. These operating segments are as follows:

●	International Telecom. In our international markets, we offer fixed services, mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the United States, we offer fixed services, carrier services, and managed services to business and consumer customers in Alaska and the western United States. In the western United States, we also provide mobility services and private network services to enterprise and consumer customers.

●	Renewable Energy. In India, we provided distributed generation solar power to commercial and industrial customers through January 27, 2021. See Disposition of International Solar Business for further details.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served as of December 31, 2021:

Segment	Services	Markets	Tradenames
International Telecom	Mobility Services	Bermuda, Guyana, US Virgin Islands	One, GTT+, Viya
	Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	One, GTT+, Viya
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT, Viya
US Telecom	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless, Geoverse
	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless
	Carrier Services	United States	Alaska Communications, Commnet, Essextel
	Managed Services	United States	Alaska Communications, Choice
Renewable Energy (1)	Solar	India	Vibrant Energy

(1)	See Disposition of International Solar Business for further details.

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

In conjunction with the Alaska Transaction, we entered into an agreement with affiliates and investment funds managed by Freedom 3 Capital, LLC as well as other institutional investors (collectively the “Freedom 3 Investors”). The Freedom 3 Investors contributed $71.5 million in conjunction with the Alaska Transaction (the “Freedom 3 Investment”). The Freedom 3 Investment consists of common and preferred equity instruments in our subsidiary of which holds the ownership of Alaska Communications.  We accounted for the Freedom 3 Investment as a redeemable noncontrolling interest in our consolidated financial statements and we also entered into a financing transaction drawing $220 million on a new credit facility to complete the Alaska Transaction. As a result of the Alaska Transaction, we own approximately

52% of the common equity of Alaska Communications and control its operations and management.  Beginning on July 22, 2021, the results of Alaska Communications are included in our US Telecom segment.

See Liquidity and Capital Resources for a discussion regarding the credit agreement used to help finance the Alaska Transaction.

COVID-19

We are continuing to monitor and assess the effects of the ongoing COVID-19 pandemic on our commercial operations, the safety of our employees and their families, our sales force and customers.

The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, judgments and methodologies. We assessed certain accounting matters and estimates that generally require consideration of forecasted financial information in context with the information and estimates reasonably available to us and the unknown future impacts of COVID-19 as of December 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses, the carrying value of goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.

Our assessment of the impact of COVID-19 on our operations did not indicate that there was a material adverse impact to our consolidated financial statements as of and for the year ended December 31, 2021. However, future assessments of the impacts of COVID-19, as well as other factors, including the possible reinstatement of certain COVID-19 travel-related and stay-at-home restrictions, could result in material adverse impacts to our consolidated financial statements in future reporting periods. For example, we may experience difficulty in procuring network or retail equipment, such as handsets for subscribers, as a result of COVID-19 restrictions. Apart from possible government issued travel restrictions, we currently cannot assess how COVID-19 may influence subscribers’ procurement behavior for services or how that behavior will impact revenues in the foreseeable future.

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

FirstNet Agreement

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we amended in August 2020 and May 2021 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating area in the Western United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time.  Since inception of the project through December 31, 2021, we have recorded $46.8 million in construction revenue and expect to record an additional $33.0 million to $38.0 million in 2022 as sites are completed.  In 2022, we also expect to record additional costs of construction revenue, as sites are completed, that will approximate that revenue.  Revenues from construction are expected to have minimal impact on operating income. The network build portion of the FirstNet Agreement has continued during the COVID-19 pandemic but the overall timing of the build schedule has been delayed.

Following acceptance of a cell site, AT&T will own the cell site and we will assign to AT&T any third-party tower lease applicable to such cell site.  If the cell site is located on a communications tower we own, AT&T will pay us pursuant to a separate lease agreement for an initial term of eight years. In addition to building the network, we will provide ongoing equipment and site maintenance and high-capacity transport to and from these cell sites for an initial term ending in 2029.

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

See Liquidity and Capital Resources- Material Cash Obligations and Sources below for a discussion regarding our March 26, 2020 credit agreement providing the ability to finance the assets built and our future cash commitments under the FirstNet Agreement.

Universal Service Fund and Connect America Fund Phase II Programs

We recognize revenue from several government funded programs including the USF, a subsidy program managed by the Federal Communications Commission (“FCC”), and the Alaska Universal Service Fund (“AUSF”), a similar program managed by the Regulatory Commission of Alaska (the “RCA”). USF funds are disbursed to telecommunication providers through four programs: the High Cost Program; the Low Income Program (“Lifeline Program”); the Schools and Libraries Program (“E-Rate Program”); and the Rural Health Care Support Program.

We also recognize revenue from the Connect America Fund Phase II program (“CAF II”) which offers subsidies to carriers to expand broadband coverage in designated areas. Under CAF II, our US Telecom segment will receive an aggregate of $27.7 million annually through December 2025 and an aggregate of $8.0 million annually from January 2026 through July 2028.

Both the USF and CAFII programs are subject to certain operational and reporting compliance requirements. We believe we are in compliance with these requirements as of December 31, 2021.

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

See Liquidity and Capital Resources- Material Cash Obligations and Sources below for a discussion of our future cash commitments related to the Connect America Fund Phase II Program.

RDOF (“Rural Digital Opportunities Fund”)

We expect to receive approximately $20.1 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”).

See Liquidity and Capital Resources- Material Cash Obligations and Sources below for a discussion of our future cash commitments related to the RDOF program.

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is distributed upon completion of a project. As of December 31, 2020, we had been awarded approximately $16.8 million of such grants. We were awarded $11.1 million of additional grants during the year ended December 31, 2021. Of this $27.9 million of awards, we have completed our construction obligations on $15.0 million of these projects and $12.9 million of such construction obligations remain with completion deadlines beginning in July 2022. Once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants.

See Liquidity and Capital Resources- Material Cash Obligations and Sources below for a discussion of our future cash commitments related to construction grants.

CARES Act

As of December 31, 2020, we received $16.3 million of funding under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to construct network infrastructure within our US Telecom segment. During the year ended December 31, 2021, we received an additional $2.4 million of funding for the same purpose.  The construction was completed as of December 31, 2021 and $18.4 million of the funding was recorded as a reduction to property, plant and equipment with a subsequent reduction to depreciation expense.  The remaining $0.3 million was recorded as a reduction to operating expense during the year ended December 31, 2021.

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

See Liquidity and Capital Resources below for a discussion of our future cash commitments related to the CBRS Auction.

Presentation of Revenue

Effective January 1, 2020, we changed our presentation of revenue in the Consolidated Income Statements and in the Selected Segment Financial Information tables.  This change was intended to better align our financial performance with the views of management and industry competitors, and to facilitate a more constructive dialogue with the investment community.

Specifically, the previously disclosed revenue categories of wireless and wireline revenue are being represented as Mobility, Fixed and Carrier Services revenue within our segment information and are included within communications services revenue within our Income Statements.  Managed Services revenue, which was previously a component of wireline revenue, is now included in other revenue along with revenue from our Renewable Energy operations.  Effective July 1, 2021, we further categorized Mobility Revenue and Fixed Revenue as either “consumer” or “business” based upon the characteristics of our subscribers.  Effective October 1, 2021, our income statement separately reflects Construction Revenue which was previously a component of Other revenue.

Selected Segment Financial Information

The following represents selected segment information for the years ended December 31, 2021 and 2020 (in thousands):

For the Year Ended December 31, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$6,983	$1,402	$—	$—	$8,385
Mobility - Consumer	86,384	7,532	—	—	93,916
Total Mobility	93,367	8,934	—	—	102,301
Fixed - Business	67,458	53,283	—	—	120,741
Fixed - Consumer	166,005	41,897	—	—	207,902
Total Fixed	233,463	95,180	—	—	328,643
Carrier Services	9,937	107,793	—	—	117,730
Other	946	—	—	—	946
Total Communication Services Revenue	337,713	211,907	—	—	549,620
Construction	—	35,889	—	—	35,889
Other
Renewable Energy	—	—	417	—	417
Managed Services	5,146	11,635	—	—	16,781
Total Other Revenue	5,146	11,635	417	—	17,198
Total Revenue	342,859	259,431	417	—	602,707

Operating income (loss)	33,899	(14,016)	(2,459)	(32,450)	(15,026)

For the Year Ended December 31, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$4,319	$404	$—	$—	$4,723
Mobility - Consumer	78,817	9,222	—	—	88,039
Total Mobility	83,136	9,626	—	—	92,762
Fixed - Business	67,776	10,237	—	—	78,013
Fixed - Consumer	162,599	12,032	—	—	174,631
Total Fixed	230,375	22,269	—	—	252,644
Carrier Services	7,120	79,448	—	—	86,568
Other	1,535	—	—	—	1,535
Total Communication Services Revenue	322,166	111,343	—	—	433,509
Construction	—	10,913	—	—	10,913
Other
Renewable Energy	—	—	4,555	—	4,555
Managed Services	6,467	—	—	—	6,467
Total Other Revenue	6,467	—	4,555	—	11,022
Total Revenue	328,633	122,256	4,555	—	455,444

Operating income (loss)	58,924	7,971	(23,749)	(33,966)	9,180

(1)	Reconciling items refer to corporate overhead costs and consolidating adjustments.

A comparison of our segment results for the years ended December 31, 2021 and 2020 is as follows:

International Telecom.  Revenues within our International Telecom segment increased $14.3 million, or 4.4%, to $342.9 million from $328.6 million for the years ended December 31, 2021 and 2020, respectively, as a result of an increase in fixed and mobility subscribers within many of our international markets. In addition, certain international markets recognized an increase in Carrier Services Revenue as a result of increased tourism as certain COVID-19 related travel and stay-at-home restrictions were lifted during the year ended December 31, 2021. These increases however, were partially offset by a $2.7 million reduction in federal support revenues in the US Virgin Islands.

Operating expenses within our International Telecom segment increased by $39.3 million, or 14.6%, to $309.0 million from $269.7 million for the years ended December 31, 2021 and 2020, respectively. The increase was primarily the result of an impairment of goodwill of $20.6 million associated with our US Virgin Island operations, an increase in direct costs incurred in connection with the increase in this segment’s revenue, increased legal and regulatory costs in Guyana and certain costs being incurred during the year ended December 31, 2021 that were not incurred during the year ended December 31, 2020 as a result of the impact of COVID-19 restrictions.

As a result, our International Telecom segment’s operating income decreased $25.0 million, or 42.4%, to $33.9 million from $58.9 million for the years ended December 31, 2021 and 2020, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $137.1 million, or 112.1%, to $259.4 million from $122.3 million for the years ended December 31, 2021 and 2020, respectively, primarily as a result of $110.5 million associated with the Alaska Transaction and an increase in construction revenue related to the FirstNet Transaction of $25.0 million.

Operating expenses within our US Telecom segment increased $159.1 million to $273.4 million from $114.3 million for the years ended December 31, 2021 and 2020, respectively, as a result of $121.4 million being incurred in relation to the Alaska Transaction, an increase in FirstNet construction costs of $25.4 million, a $7.1 million increase in costs associated with our private network business and increases in other expenses being incurred in connection with both the FirstNet Transaction and the CARES Act-funded build-out of rural broadband operations. In addition, certain costs were incurred during the year ended December 31, 2021 that were not incurred during the year ended December 31, 2020 as a result of the impact of COVID-19 restrictions.

As a result of the above, our US Telecom segment’s operating income decreased by $22.0 million to a loss of $14.0 million from income of $8.0 million for the years ended December 31, 2021 and 2020, respectively.

Renewable Energy.  Until the completion of the Vibrant Transaction on January 27, 2021, we distributed generation solar power to commercial and industrial customers under the Vibrant name in India. Accordingly, we did not generate revenue or incur operating expenses within our Renewable Energy segment subsequent to that date. For the year ended December 31, 2020, we generated revenue, incurred operating expenses and reported an operating loss of $4.6 million, $28.3 million and $23.7 million, respectively.

A discussion regarding our results of operations for the fiscal year ended December 31, 2020 compared to 2019 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at https://.ir.atni.com under the “Financials & Filings” section.

The following represents a year over year discussion and analysis of our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended		Amount of	Percent
	December 31,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)

REVENUE:
Communication services	$549,620	$433,509	$116,111	26.8%
Construction	35,889	10,913	24,976	228.9
Other	17,198	11,022	6,176	56.0
Total revenue	602,707	455,444	147,263	32.3
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	249,322	185,113	64,209	34.7
Cost of construction revenue	36,055	10,616	25,439	239.6
Selling, general and administrative	188,283	139,011	49,272	35.4
Transaction-related charges	10,221	1,641	8,580	522.9
Depreciation and amortization	102,731	86,504	16,227	18.8
Amortization of intangibles from acquisitions	7,775	1,807	5,968	330.3
Goodwill impairment	20,587	—	20,587	100.0
Loss on disposition of long-lived assets	2,759	21,572	(18,813)	(87.2)
Total operating expenses	617,733	446,264	171,469	38.4
Income (loss) from operations	(15,026)	9,180	(24,206)	(263.7)
OTHER INCOME (EXPENSE):
Interest income	132	421	(289)	(68.6)
Interest expense	(9,614)	(5,347)	(4,267)	79.8
Other income (expense)	1,821	(4,161)	5,982	(143.8)
Other income (expense), net	(7,661)	(9,087)	1,426	(15.7)
INCOME (LOSS) BEFORE INCOME TAXES	(22,687)	93	(22,780)	n/m
Income tax provision (benefit)	(1,878)	801	(2,679)	(334.5)
NET LOSS	(20,809)	(708)	(20,101)	n/m
Net income attributable to noncontrolling interests, net of tax:	(1,299)	(13,414)	12,115	(90.3)
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(22,108)	$(14,122)	$(7,986)	56.6%

n/m = not meaningful

Communications services revenue

Mobility Revenue. Our Mobility Revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing retail mobile voice and data services over our wireless networks as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our retail subscribers. Mobility Revenue increased by $9.5 million, or 10.2%, to $102.3 million for the year ended December 31, 2021 from $92.8 million for the year ended December 31, 2020. Of this increase, $3.6 million related to an increase in revenue from business customers while the remaining increase of $5.9 million pertained to an increase in revenue from consumers. The increase in Mobility Revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility Revenue increased by $10.3 million, or 12.4%, to $93.4 million for the year ended December 31, 2021 from $83.1 million for the year ended December 31, 2020. Of this increase, which was incurred within all of our markets, $2.7 million related to an increase in revenue from business customers while the remaining increase of $7.6 million pertained to an increase in revenue from consumers. Such increases were the result of improved retail and marketing strategies which resulted in an increase in subscribers and the results of our recently acquired handset repair business. In addition, the year ended December 31, 2020 was negatively affected by the impact that COVID-19 related travel and stay-at-home restrictions had during that year.

●	US Telecom. Mobility Revenue within our US Telecom segment decreased by $0.7 million, or 7.3%, to $8.9 million from $9.6 million for the year ended December 31, 2021 and 2020, respectively. Of this decrease, $1.7 million related to a decrease in revenue from consumers within our retail operations due to a decrease in subscribers. However, such decrease was partially offset by an increase in revenue from our private networks customers of $1.0 million.

We expect that Mobility Revenue within both our US Telecom and International Telecom segments may increase in 2022 as a result of an increase in subscribers if certain COVID-19 travel related restrictions continue to be lifted. However, such growth in both segments may be partially offset due to increased competition, and if COVID-19 related travel restrictions are reinstated so as to result in significant business interruptions and retail store closures.

Apart from possible government issued travel restrictions, we currently cannot assess how the impact of COVID-19 may influence our subscribers’ procurement behavior for our services or how that behavior will affect our Mobility revenues in the foreseeable future.

Fixed Revenue. Fixed Revenue is primarily generated by broadband, voice, and video service revenues provided to retail and business customers over our wireline networks. Fixed Revenue within our US Telecom segment also includes revenue from the Connect America Fund Phase II program awards in the Western US and Alaska, as well as revenue from the Alaska Universal Service Fund. Within our International Telecom segment, Fixed Revenue also includes funding under the FCC’s High Cost Program in the US Virgin Islands. Fixed Revenue increased by $76.0 million, or 30.1%, to $328.6 million from $252.6 million for the years ended December 31, 2021 and 2020, respectively. Of this increase, $42.7 million relates to revenue from business customers while the remaining increase of $33.3 million pertains to consumers. The increase in Fixed Revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed Revenue increased by $3.1 million, or 1.3%, to $233.5 million from $230.4 million for the years ended December 31, 2021 and 2020, respectively, primarily as a result of an increase in fixed broadband services in order to enable remote working during the COVID-19 pandemic. This increase was partially offset by a decrease in revenue from certain enterprise customers, such as hotels, which were impacted by the effects of COVID-19 related travel and stay-at-home restrictions, a decrease in revenue from video services as a result of a decline in those subscribers and a $2.7 million reduction in revenue from the FCC’s High Cost Program.

●	US Telecom. Fixed Revenue within our US Telecom segment increased by $72.9 million, to $95.2 million from $22.3 million for the years ended December 31, 2021 and 2020, respectively. This increase was related to the Alaska Transaction, which generated $70.5 million of Fixed Revenue during the year ended December 31, 2021 and a $2.4 million increase, within the western US, related to an increase in usage for both business and consumer subscribers to support remote working and better connectivity during the COVID-19 pandemic.

Fixed revenue within our International Telecom segment may decrease as a result of the loss of USF funding in the US Virgin Islands, a decrease in demand for our video services due to subscribers using alternative methods to receive video content, and if COVID-19 travel related restrictions are reinstated in some of our international markets. Such decreases, however, may be partially offset as a result of an increase in broadband subscribers as workers continue to shift to remote working, subscribers adopt higher bandwidth offerings at higher price points, and in connection with certain new contracts with oil and gas providers in Guyana.

Within our US Telecom segment, Fixed Revenue is expected to increase both as a result of the impact of a full year of results from our Alaska operations, and as both our Alaska operations and our Commnet operations further deploy broadband access to both consumers and businesses.

Apart from possible government issued travel restrictions, we currently cannot assess how the impact of any COVID-19 restrictions may influence our subscribers’ procurement behavior for our services or how that behavior will affect our Fixed Revenue in the foreseeable future.

Carrier Services Revenue. Carrier Services Revenue is generated by both our International Telecom and US Telecom segments. Within our International Telecom segment, Carrier Services Revenue includes international long-distance services, roaming revenues generated by other carriers’ customers roaming into our retail markets, transport services and access services provided to other telecommunications carriers. Within our US Telecom segment, Carrier Services Revenue includes services provided under the FirstNet Transaction, wholesale roaming revenues, the provision of network switching services, tower lease revenue and other services provided to other carriers. Carrier Services Revenue increased by $31.1 million, or 35.9%, to $117.7 million from $86.6 million for the years ended December 31, 2021 and 2020, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services Revenue increased by $2.8 million, or 39.4%, to $9.9 million from $7.1 million for the years ended December 31, 2021 and 2020, respectively, as a result of increased roaming revenues due to increased tourism within most of our International Telecom markets.

●	US Telecom. Carrier Services Revenue within our US Telecom segment increased by $28.4 million, or 35.8%, to $107.8 million from $79.4 million, for the years ended December 31, 2021 and 2020, respectively, primarily as a result of the Alaska Transaction, which generated $28.4 million of Carrier Services Revenue during 2021 partially offset by the 2020 restructuring of certain carrier contracts.

Within our International Telecom segment, Carrier Services Revenue may continue to increase if tourism continues to return to pre-pandemic levels. Apart from possible government issued travel restrictions, we currently cannot assess how the impact of COVID-19 may influence our subscribers’ procurement behavior for our services or how that behavior will affect our revenues in the foreseeable future. Also within our International Telecom segment, we expect that Carrier Services Revenue from our international long-distance business in Guyana will continue to decrease in 2022 as consumers seek to use alternative technology services to place long-distance calls. In addition, such revenue may decline as the result of the implementation, by the Government of Guyana, of passed legislation which terminates our right to be the exclusive provider of domestic Fixed and international long-distance service in Guyana. While the loss of our exclusive rights may cause an immediate reduction in our Carrier Services Revenue, the complete impact of the new legislation to our operations will not be fully known until the Government of Guyana makes the terms and conditions of licenses issued to two of our competitors available to us. Over the longer term, such declines in Carrier Services Revenue may be offset by increased Fixed Revenue from broadband services to consumers and enterprises in Guyana, increased Mobility Communications Revenue from an increase in regulated local calling rates in Guyana or possible economic growth within that country. See Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Within our US Telecom segment, we expect Carrier Services Revenue to increase in 2022 as a result of the impact of a full year of results from our Alaska operations. These increases, however, may be offset by a decrease during the construction phase of the FirstNet Transaction, as we approach completion of the construction phase, and from the impact of continued reduced contractual wholesale roaming rates and imposed revenue caps with our Carrier customers. We believe that maintaining roaming favorable to our carrier customers allows us to preserve revenue for a longer period of time while creating the potential for long-lived shared infrastructure solutions for carriers in areas they may consider to be non-strategic.

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

Other Communications Services Revenue. Other Communications Services Revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers. Other Communications Services Revenue decreased to $0.9 million from $1.5 million for the years ended December 31, 2021 and 2020, respectively.

Construction Revenue

Construction Revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the years ended December 31, 2021 and 2020, we recognized $35.9 million and $10.9 million of Construction Revenue, respectively, as a result of the increase in the number of sites completed during 2021 as compared to 2020. As of December 31, 2021, 60% of the cell sites related to the FirstNet Agreement were completed and we expect another 30% of the total build to be completed during 2022 with the remainder to be completed in early 2023.

Other Revenue

Renewable Energy Revenue. Until the completion of the Vibrant Transaction on January 27, 2021, we distributed generation solar power to commercial and industrial customers under the Vibrant name in India. Accordingly, we did not generate revenue within our Renewable Energy segment subsequent to that date. For the years ended December 31, 2021 and 2020, our renewable energy operations generated $0.4 million and $4.6 million of revenue, respectively.

Managed Services Revenue. Managed Services Revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services.

Managed Services Revenue increased by $10.3 million to $16.8 million from $6.5 million for the years ended December 31, 2021 and 2020, respectively, primarily as a result of the Alaska Transaction which generated $11.6 million of Managed Services Revenue during 2021. This increase was partially offset by a $1.3 million reduction in our other managed services businesses primarily as a result of the impact of COVID-19 which resulted in a decrease in equipment sales and consulting services.

We expect that Managed Services Revenue will increase in 2022 as a result of a full year of results from our Alaska operations in our US Telecom segment, and may increase in our International Segment as a result of our continued effort to sell certain Managed Services solutions to both our consumer and business customers in our international markets.

Operating expenses

Cost of communication services and other. Cost of communication services and other are charges that we incur for voice and data transport circuits (in particular, the circuits between our Mobility sites) and our switches, internet capacity, video programming costs, access fees we pay to terminate our calls, telecommunication spectrum fees and direct costs associated within our managed services businesses. Cost of communication services and other also include expenses associated with developing, operating, upgrading and supporting our telecommunications networks, including the salaries and benefits paid to employees directly involved in the development and operation of those businesses, as well as bad debt reserves and the cost of handsets and customer resale equipment incurred by our retail businesses.

Cost of communication services and other increased by $64.2 million, or 34.7%, to $249.3 million from $185.1 million for the years ended December 31, 2021 and 2020, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other increased by $7.0 million, or 5.4%, to $136.8 million from $129.8 million, for the years ended December 31, 2021 and 2020, respectively. This increase was primarily related to the increase in the demand for our products as well as expenses, such as facility and utility costs, incurred during the year ended December 31, 2021 that were reduced during the year ended December 31, 2020 as a result of the impact of COVID-19.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $57.9 million, or 105.7%, to $112.7 million from $54.8 million for the years ended December 31, 2021 and 2020, respectively, as a result of the Alaska Transaction which incurred $50.0 million of these costs during 2021 and an increase in data transport costs in connection with the FirstNet Transaction partially offset by decreases in our wholesale long-distance voice services businesses.

We expect that cost of communication services and other may increase in 2022 within both our International and US Telecom segments due to an expected increase in roaming and other termination costs if COVID-19 related travel restrictions continue to be lifted. Within the US Telecom segment, we expect an increase in 2022 in cost of communication services and other due to the impact of a full year of results for our operations in Alaska, expenses associated with our recent funding award under the CARES Act and anticipated expenses in connection with our performance under the construction phase of our FirstNet Transaction which is expected to be completed during 2022. In addition we expect cost of services may increase as a result of continued inflationary pressure due to the pandemic, to issues facing the global supply chain, and geopolitical uncertainty.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement and was $36.1 million and $10.6 million during the years ended December 31, 2021 and 2020, respectively, as a result of an increase in the number of sites completed during 2021 as compared to 2020. As of December 31, 2021, 60% of the cell sites related to the FirstNet Agreement were completed and we expect another 30% of the total build to be completed during 2022 with the remainder to be completed in early 2023.

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

Selling, general and administrative expenses increased by $49.3 million, or 35.5%, to $188.3 million from $139.0 million for the years ended December 31, 2021 and 2020, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $12.2 million, or 14.6%, to $95.9 million from $83.7 million for the years ended December 31, 2021 and 2020, respectively. This increase was incurred within certain international markets primarily as a result of an increase in legal and regulatory related fees as well as expenses incurred during the year ended December 31, 2021 that were reduced during the year ended December 31, 2020 as a result of the impact of COVID-19.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $37.3 million to $62.8 million from $25.5 million, for the years ended December 31, 2021 and 2020, respectively, primarily as a result of the Alaska Transaction, which generated $31.0 million of these costs during 2021 and increased spending within our private network business and our mobility retail operations.

●	Renewable Energy. Selling, general and administrative expenses within our Renewable Energy segment decreased $3.0 million to $0.6 million from $3.6 million for the years ended December 31, 2021 and 2020, respectively, as a result of the Vibrant Transaction.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $2.8 million, or 10.7%, to $29.0 million from $26.2 million, for the years ended December 31, 2021 and 2020, respectively, primarily related to legal expenses, network security and integration costs associated with the completion of the Alaska Transaction that were incurred during 2021.

Within both our International and US Telecom segments, we expect that selling, general and administrative expenses may increase in 2022 if COVID-19 related travel restrictions continue to be lifted. Within the US Telecom segment, we expect an increase in 2022 in selling, general and administrative costs due to the impact of a full year of results for our operations in Alaska. We also expect an increase in 2022 in these costs as a result of expected costs associated with our recent funding award under the CARES Act and the impact of our performance during the construction phase of the FirstNet Transaction which is expected to be completed during 2022. Our Corporate Overhead segment may also experience an increase in these expenses to support our expanding operations. In addition we expect our selling, general, and administrative expenses may increase as a result of continued inflationary pressure due to the pandemic and issues facing the global supply chain, as well as geopolitical uncertainty.

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

We incurred $10.2 million and $1.6 million of transaction-related charges during the years ended December 31, 2021 and 2020, respectively. Transaction-related charges incurred during both 2021 and 2020 were primarily related to the Alaska Transaction while 2020 also included charges related to the Vibrant Transaction.

 Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $16.2 million, or 18.7%, to $102.7 million from $86.5 million for the years ended December 31, 2021 and 2020, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $0.7 million, or 1.3%, to $53.9 million from $54.6 million, for the years ended December 31, 2021 and 2020, respectively. This decrease was a result of certain assets becoming fully depreciated in recent periods partially offset by recent upgrades and expansions to this segment’s network.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $20.2 million, or 86.3%, to $43.6 million from $23.4 million, for the years ended December 31, 2021 and 2020, respectively, primarily as a result of the Alaska Transaction and recent capital expenditures within our US mobility and private network businesses.

●	Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment decreased to $0.2 million from $2.2 million for the years ended December 31, 2021 and 2020, respectively, as a result of the Vibrant Transaction.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $1.3 million, or 20.3%, to $5.1 million from $6.4 million, for the years ended December 31, 2021 and 2020, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

We expect depreciation and amortization expense to increase in 2022 within all of our segments as we acquire tangible assets to expand or upgrade our telecommunications networks. Our US segment will also incur additional depreciation and amortization expenses in future periods due to the impact of a full year of results for our operations in Alaska.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions include the amortization of customer relationships and trade names related to the Company’s completed acquisitions.

Amortization of intangibles from acquisitions increased by $6.0 million from $1.8 million to $7.8 million for the years ended December 31, 2021 and 2020, respectively, as a result of the Alaska Transaction.

Goodwill impairment. During the year ended December 31, 2021, we recorded a $20.6 million goodwill impairment charge within our International Telecom segment. See Note 7 to the Consolidated Financial Statements in this Report.

Loss on disposition of long-lived assets.   During the year ended December 31, 2021, we recorded a loss on the disposition of long-lived assets of $2.8 million, primarily related to the Vibrant Transaction and the disposal of certain telecommunications licenses within the US Telecom segment.

During the year ended December 31, 2020, we recorded a loss on the disposition of long-lived assets of $21.6 million, primarily related to the Vibrant Transaction.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances.

Interest income decreased $0.3 million to $0.1 million from $0.4 million for the years ended December 31, 2021 and 2020, respectively, as a result of a reduction in the balances of our cash, cash equivalents and short-term investments as well as our return on those balances.

Interest expense.   We incur interest expense on the 2019 CoBank Credit Facility, the Alaska Credit Facility, the Viya Debt, the One Communications Debt and the Receivables Credit Facility (each as defined below). Interest expense also includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense increased to $9.6 million from $5.3 million for the years ended December 31, 2021 and 2020, respectively, as additional interest expense was incurred for new borrowings under the Alaska Credit Facility and the Receivables Credit Facility.

We expect that interest expense will increase in future periods as a result of an expected increase in both interest rates and borrowings under both the Receivables Credit Facility and the 2019 CoBank Credit Facility as well as the impact of a full year of results under the Alaska Credit Facility.

Other income (expenses).   Other income (expenses) represents miscellaneous non-operational income earned and expenses incurred.

For the year ended December 31, 2021, other income (expenses) was $1.8 million of income primarily related to $2.8 million of income related to certain employee benefit plans and other miscellaneous income partially offset by $0.9 million relating to losses on foreign currency transactions.

For the year ended December 31, 2020, other income (expenses) was $4.1 million of expense which was primarily related to $3.4 million of losses related to noncontrolling investments and $1.4 million relating to losses on foreign currency transactions. These expenses were partially offset by $0.6 million of income recognized on certain employee benefit plans.

Income taxes. Our effective tax rate for the years ended December 31, 2021 and 2020 was 8.3% and 858.3%, respectively.

Our effective tax rate for the year ended December 31, 2021 was primarily impacted by the following items: (i) a $0.9 million provision related to certain transactional charges incurred in connection with acquisitions for which there is no tax benefit, (ii) a $2.5 million net increase of unrecognized tax positions, (iii) a $1.7 million net increase for permanently non-deductible expenses, and (iv) the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in jurisdictions where valuation allowances have been established for deferred tax assets as required by ASC 740-270-30-36(a), primarily in the US Virgin Islands.

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

Net income attributable to noncontrolling interests, net of tax.  Net income attributable to noncontrolling interests, net of tax reflected an allocation of $1.3 million and $13.4 million of income generated by our less than wholly owned subsidiaries for the years ended December 31, 2021 and 2020, respectively. Changes in net income attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Net income attributable to noncontrolling interests, net of tax decreased by $2.0 million, or 21.1%, to $7.5 million from $9.5 million for the years ended December 31, 2021 and 2020, respectively, primarily as a result of an increase in our ownership in profitable subsidiaries.

●	US Telecom. Net income attributable to noncontrolling interests, net of tax decreased by $9.8 million to an allocation of losses of $5.5 million from an allocation of income of $4.1 million for the years ended December, 2021 and 2020, respectively, as a result of the Alaska Transaction and reduced profitability in certain less than wholly owned subsidiaries within our US Mobility operations.

Net loss attributable to ATN International, Inc. stockholders.  Net loss attributable to ATN International, Inc. stockholders was $22.1 million and $14.1 million for the years ended December 31, 2021 and 2020, respectively.

On a per diluted share basis, net loss was $1.52 and $0.89 per diluted share for the years ended December 31, 2021 and 2020, respectively, which for the year ended December 31, 2021, includes the impact of accrued preferred dividends of $2.0 million.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.  For discussion of ongoing proceedings, see Note 13 to the Consolidated Financial Statements in this Report.

Tax Reform

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, has resulted in significant changes to the US corporate income tax system and the US Virgin Islands mirror code which replaces “United States” with “US Virgin Islands” throughout the Internal Revenue Code. The Tax Act transitions international taxation from a worldwide system to a modified territorial system and includes two base erosion prevention measures on non-US earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to US taxation as global intangible low taxed income (“GILTI”), eliminates the deduction of certain payments made to related foreign corporations, and imposes a minimum tax if greater than regular tax under the base-erosion and anti-abuse tax (“BEAT”). These changes became effective beginning in 2018 but did not have an impact on us in the initial or following years. Based on our forecasted income for 2021, we are not currently projecting a GILTI inclusion. We do not expect we will be subject to BEAT and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the quarter ended December 31, 2021.

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

Liquidity and Capital Resources

Historically, we have met our operational liquidity needs and have funded our capital expenditures and acquisitions through a combination of cash-on-hand, internally generated funds, proceeds from dispositions, borrowings under our credit facilities and seller financings. We believe our current cash, cash equivalents, short term investments and availability under our current credit facilities will be sufficient to meet our cash needs for at least the next twelve months for working capital needs and capital expenditures.

Total liquidity.  As of December 31, 2021, we had approximately $81.0 million in cash, cash equivalents, restricted cash and short-term investments. Of this amount, $34.1 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $366.5 million of debt, net of unamortized deferred financing costs, as of December 31, 2021. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

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

We continue to explore opportunities to expand our telecommunications business or acquire new businesses and telecommunications licenses in the United States, the Caribbean and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses or make such investments, such acquisitions may be completed through the issuance of shares of our capital stock, payment of cash or incurrence of additional debt. From time to time, we may raise capital ahead of any definitive use of proceeds to allow us to move more quickly and opportunistically if an attractive investment materializes.

Cash used in investing activities. Cash used in investing activities was $426.6 million and $70.2 million for the years ended December 31, 2021 and 2020, respectively. The net increase in cash used for investing activities of $356.4 million was primarily related to $339.5 million used in the Alaska Transaction as well as increases in capital expenditures and net cash used for strategic investments of $30.8 million and $3.6 million, respectively. In addition, cash received for government grants declined by $8.8 million in 2021 as compared to 2020. Partially offsetting these increases was cash received during 2021 from the Vibrant Transaction of $18.6 million. The year ended December 31,

2020 also included $20.4 million used for the acquisition of telecommunications licenses and $12.0 million of cash received as a return on a previously made strategic investment.

 Cash provided by (used in) financing activities.   Cash provided by financing activities relating to the Alaska Transaction and FirstNet Agreement was $312.5 million during the year ended December 31, 2021. In connection with the Alaska Transaction, we received $220.0 million in net borrowings and $71.5 million in redeemable noncontrolling preferred and common equity provided by us and the minority shareholder, and, paid $6.6 million in debt issuance costs. Relating to the construction phase of the FirstNet Agreement, we borrowed a net $35.5 million (net of $1.8 million in repayments of those borrowings).

Excluding the impact of the Alaska Transaction and FirstNet Agreement, we were provided with $9.3 million of cash and used $72.3 million of cash relating to financing activities for the years ended December 31, 2021 and 2020, respectively. This $81.5 million year over year change was the result of $77.0 million in borrowings under our credit facility during 2021 as well as reductions in our payments to acquire noncontrolling interests in our less than wholly owned subsidiaries and distributions to those noncontrolling interests of $15.6 million and $2.9 million, respectively. Offsetting those decreases in expenditures were increases in expenditures of $10.5 million and $3.9 million for the repayment of long-term debt and the repurchase of our common stock, respectively.

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

For the years ended December 31, 2021 and 2020, we spent approximately $106.1 million and $75.3 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Renewable	Corporate and
Year ended December 31,	Telecom	Telecom	Energy	Other (1)	Consolidated
2021	$49,985	$53,235	$—	$2,922	$106,142
2020	38,895	29,883	2,932	3,613	75,323
(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

See Liquidity and Capital Resources- Material Cash Obligations and Sources below for a discussion of our future cash commitments related to the RDOF program.

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

Dividends.  We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the year ended December 31, 2021, our Board of Directors declared $10.8 million of dividends to our stockholders which includes a $0.17 per share dividend declared on December 6, 2021 and paid on January 7, 2022. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We repurchased $10.5 million and $6.6 million of our common stock under the 2016

Repurchase Plan during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had $20.4 million authorized and available for share repurchases under the 2016 Repurchase Plan.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $80.5 million for the year ended December 31, 2021 as compared to $86.3 million for the year ended December 31, 2020.  The decrease of $5.8 million was primarily related to a decrease in net income of $20.5 million as a result of an increase in depreciation and amortization expense of $22.2 million, driven primarily by the Alaska Transaction and a $20.6 million charge for the impairment of goodwill in our US Virgin Islands operations partially offset by a reduction in losses on the disposal of long-lived assets of $18.8 million. In addition, changes in working capital increased by $7.2 million primarily as a result of an increase in our receivable under the FirstNet agreement of $33.0 million partially offset by a reduction in the increases of accounts receivable of $11.7 million and inventory, materials and supplies of $13.3 million.

CoBank Credit Facility

On April 10, 2019, we entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (the “2019 CoBank Credit Facility”).  The 2019 CoBank Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $16.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of December 31, 2021.  The 2019 CoBank Credit Facility matures on April 10, 2024.

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

As of December 31, 2021, we were in compliance with all of the financial covenants, had $61.5 million outstanding in borrowings and, net of the $16.0 million of outstanding performance letters of credit, had $122.5 million of availability under the 2019 CoBank Credit Facility.

Alaska Credit Facility

On July 22, 2021, Alaska Communications entered into a Credit Agreement (the “Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a $35.0 million revolving facility (the “Alaska Revolving Facility”) and a $210.0 million initial term loan facility (the “Alaska Term Loan”). As of December 31, 2021, $210.0 million was outstanding under the Alaska Term Loan and $2.0 million outstanding under the Alaska Revolving Facility. Both facilities mature on July 22, 2026.

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

Alaska Communication entered into an amortizing interest rate swap that has been designated as a cash flow hedge that has an interest rate of 1.6735% and expires on June 30, 2022.  As of December 31, 2021, the swap had an unamortized notional amount of $121.5 million.

FirstNet Receivables Credit Facility

On March 26, 2020, Commnet Finance, a wholly owned subsidiary of Commnet Wireless, entered into a receivables credit facility with the Company, Commnet Wireless, and CoBank, ACB (the “Receivables Credit Facility”).

The Receivables Credit Facility provides for a senior secured delayed draw term loan in an aggregate principal amount of up to $75.0 million and the proceeds may be used to acquire certain receivables from Commnet Wireless.  The receivables to be financed and sold under the Receivables Credit Facility, which provide the loan security, relate to the obligations of AT&T under the FirstNet Agreement. On December 29, 2021, CoBank amended the Receivables Credit Facility and extended the delayed draw period to December 31, 2022.

The maturity date for each loan will be set by CoBank and will match the weighted average maturity of the certain receivables financed.

Interest on the loans accrues at a fixed annual interest rate to be quoted by CoBank.

The Receivables Credit Facility contains customary events of termination, representations and warranties, affirmative and negative covenants and events of default customary for facilities of this type.

As of December 31, 2021, we had $35.5 million outstanding, of which $4.6 million was current, and $37.7 million of availability under the Receivables Credit Facility.  We capitalized $0.9 million of fees associated with the

Receivables Credit Facility which are being amortized over the life of the debt and $0.7 million were unamortized at December 31, 2021.

Viya Debt

We, and certain of our subsidiaries, have entered into a $60.0 million loan agreement (the “Viya Debt”) with Rural Telephone Finance Cooperative (“RTFC”).  The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”).  This covenant is tested on an annual basis at the end of each fiscal year.  Interest is paid quarterly at a fixed rate of 4.0% per annum and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of our Viya subsidiaries and is guaranteed by us.  With RTFC’s consent, we funded the restoration of Viya’s network, following Hurricanes Irma and Maria in 2017, through an intercompany loan arrangement in the amount of $51.6 million.  We were not in compliance with the Net Leverage Ratio covenant of the Viya Debt agreement for the year ending December 31, 2021 and received a waiver from the RTFC on March 16, 2022.

We paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the Viya Debt.  The fee was recorded as a reduction to the Viya Debt carrying amount and is being amortized over the life of the loan.

As of December 31, 2021, $60.0 million of the Viya Debt remained outstanding and $0.4 million of the rate lock fee was unamortized.

One Communications Debt

We have an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on May 22, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% per annum paid quarterly.

The One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants, tested annually as of and for the twelve months ended December 31st, that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (as defined in the One Communications Debt agreement).  We were in compliance with our covenants as of December 31, 2021.

We entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of December 31, 2021, the swap had an unamortized notional amount of $6.2 million.

As of December 31, 2021, $4.7 million of the One Communications Debt was outstanding.

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

In addition, the 2019 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of December 31, 2021, we were in compliance with all of the financial covenants of the 2019 CoBank Credit Facility.

Capital markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications and renewable energy industries, our financial performance, the state of the capital markets and our compliance with SEC requirements for the offering of securities. We may file a new “universal” shelf registration statement with the SEC, to register potential future offerings of our securities.

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the years ended December 31, 2021 and 2020, we recorded $0.9 million and $1.4 million, respectively, in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

Inflation

If inflation continues or worsens, it could negatively impact our Company by increasing our operating expenses. Inflation may lead to cost increases in multiple areas across our business, for example, rises in the prices of raw materials and manufactured goods, increased energy rates, as well as increased wage pressures and other expenses related to our employees. In particular, where we have agreed to undertake infrastructure build outs on a fixed budget for our carrier customers or by accepting government grants, inflation may result in build costs that exceed our original budget given the long delays experienced in procuring equipment and materials due to global supply chain delays. To the extent that we are unable to pass on these costs through increased prices, revised budget estimates, or offset them in other ways, they may impact out financial condition and cash flows.

Material Cash Obligations and Sources

Capital Expenditures. We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  Such investments include the upgrade and expansion of both our mobility and fixed telecommunications networks as well as our service delivery platforms. For 2022, we expect capital expenditures to be approximately $150 million to $165 million with the largest amounts projected to be used for the expansion of our fiber optic facilities. We expect to fund our 2022 capital expenditures primarily from our current cash balances, cash generated from operations and our existing credit facilities including the Receivables Credit Facility.

Long-term Debt. To service our previously described debt facilities, we will be required to make future minimum principal repayments (not including interest, commitment fees or letter of credit fees) of $9.2 million in 2022 and then $6.0 million, $72.9 million, $15.5 million, $258.8 million during 2023 through 2026, respectively, and then $11.2 million in subsequent years.

Lease Commitments. We have operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. In order to comply with our lease agreements, we will be required to pay $21.7 million in 2022 and then $19.2 million, $17.8 million, $14.6 million and $10.1 million during 2023 through 2026, respectively, and then $69.0 million in subsequent years.

FirstNet Agreement. In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating area in the Western United

States. We expect to incur construction costs of approximately $37.7 million during 2022 in order to complete the network build portion of that agreement. Following acceptance of the cell sites, AT&T will own the sites and we will assign to AT&T any third-party tower lease applicable to such cell site.  If the cell site is located on a communications tower we own, AT&T will pay us pursuant to a separate lease agreement for an initial term of eight years. In addition to building the network, we will provide ongoing equipment and site maintenance and high-capacity transport to and from these cell sites for an initial term ending in 2029.

Connect America Fund II (CAF II). We are a recipient under the Connect America Fund Phase II program which will offer subsidies to us in order to expand our broadband coverage in designated areas. In connection with this program, we are expecting to spend $3.3 million in capital expenditures during the year ended December 31, 2022 (which is included in our capital expenditure estimates for the US Telecom segment above) and then an additional $2.9 million, $6.7 million and $4.5 million during the years ended December 31, 2023, 2024 and 2025 in order meet our build-out obligations under this program.

Rural Digital Opportunity Fund Phase I Auction (RDOF).  We participated in the RDOF auction and expect to receive funding to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under this program.  We anticipate spending approximately $2.0 million in capital expenditures during the year ended December 31, 2022 (which is included in our capital expenditure estimates for the US Telecom segment above) and an additional $2.0 million per year for at least the next three subsequent years in order to meet our build-out obligations.

Citizens Broadband Radio Service Auction (CBRS).  We participated in CBRS auction for Priority Access Licenses (PALs) in the 3.5 GHz spectrum band. These PALs are licensed on a county-by-county basis and are awarded for a 10-year renewable term. In connection with the awarded licenses, we will have to achieve certain CBRS spectrum build out obligations. We currently expect to comply with all applicable requirements related to these licenses but cannot currently estimate the cost of building our network in the covered areas.  If we do not comply with such requirements in a certain area within that 10-year timeframe, our PAL for that area will be forfeited.

Construction grants. We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is distributed upon completion of a project. As of December 30, 2021, $12.9 million of such construction obligations remain with completion deadlines beginning in July 2022 (which is included in our capital expenditure estimates for the US Telecom segment above). Once these projects are constructed, we are obligated to provide service to the participants.

Software licensing and maintenance. We have committed to agreements with software vendors to provide us with licensing and maintenance services for our operating and business support systems. These agreements expire primarily during the year ended December 31, 2024 and will require us to pay approximately $7.5 million, $5.3 million and $3.7 million during the next three years.

Sources of Cash. In addition to future internally generated funds, as of December 31, 2021, we have $122.5 million, $37.7 million and $33.0 million available to us under the CoBank Credit Facility, the Receivables Credit Facility and the Alaska Revolving Facility, respectively, and may be able to raise funds in the capital markets by filing a “universal” shelf registration statement with the SEC.

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

We performed our annual impairment assessment of our goodwill and indefinite-lived intangible assets (telecommunications licenses) for the years ended December 31, 2021 and 2020. See Note 7 for a discussion of our impairment of a portion of our goodwill within our International Telecom segment and Renewable Energy segment during the years ended December 31, 2021 and December 31, 2019, respectively.

Contingencies. We are subject to proceedings, lawsuits, tax audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business as further described in Note 13 to the

Consolidated Financial Statements included in this Report. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as the potential ranges of probable losses. A determination of the amount of loss accruals required, if any, for these contingencies is made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter. We estimate these contingencies amounted to approximately $52.6 million at December 31, 2021.  We believe that some adverse outcome is probable and have accordingly accrued $14.5 million as of December 31, 2021 for these matters.

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

As of December 31, 2021, we had $152.0 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our 2019 CoBank Credit Facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section to this Report. See “Item 15. Exhibits, Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Our assessment of the effectiveness of internal controls over financial reporting did not include the internal controls of Alaska Communications Systems Group, Inc. because it was acquired by the Company in a purchase business combination during 2021 and included in our 2021 consolidated financial statements.  Alaska Communications Systems Group, Inc., whose assets and revenues were excluded from our assessment of internal control over financial reporting, represent approximately 32% of total assets and approximately 18% of total revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.  Based on its assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On July 1, 2016, we and certain of our subsidiaries entered into a $60.0 million loan agreement (the “Viya Debt”) with Rural Telephone Finance Cooperative (“RTFC”). The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”). This covenant is tested on an annual basis at the end of each fiscal year. Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026. Prepayment of the Viya Debt may be subject to a fee under certain circumstances. The debt is secured by certain assets of our Viya subsidiaries and is guaranteed by us. In 2018, we began funding the restoration of Viya’s network following the Hurricanes through an intercompany loan arrangement which exceeded certain limitations on Viya incurring additional debt. RTFC consented to these intercompany advances and increased the intercompany debt limit to $50.0 million. Subsequently, the RTFC increased the limit to $75.0 million at our request due to an increase in the on-going restoration and resiliency costs. We were not in compliance with the Net Leverage Ratio covenant for the year ending December 31, 2021 and received a waiver from the RTFC on March 16, 2022.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is contained in Part I of this Form 10-K under the caption “Information About Our Executive Officers”.

The following table sets forth information regarding our directors as of March 16, 2022:

Name	Age	Position
Michael T. Prior	57	Chairman, President, Chief Executive Officer, and Director
Bernard Bulkin	79	Director
James S. Eisenstein	63	Director
Richard J. Ganong	58	Director
April V. Henry	52	Director
John C. Kennedy	57	Director
Pamela F. Lenehan	69	Director
Liane J. Pelletier	64	Director

Employee Director

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

Non-Employee Directors

Dr. Bernard Bulkin was elected in March 2016 as a director of ATN International, Inc. (the “Company”) and is a member of our Nominating and Corporate Governance Committee and a member of our Audit Committee. Dr. Bulkin brings particular expertise in the field of renewable energy, and is a shareholder director of the Company’s renewable energy business, Aragorn Holding Company 2 pte., operating under the “Vibrant” name in India. He held several senior management roles throughout his approximately twenty-year career at British Petroleum, including Director of the refining business, Vice President Environmental Affairs, and Chief Scientist, and left BP in 2003. He is currently a Director of K3Solar Ltd., VH-Global Sustainable Energy Opportunities Plc (LDN:GSEO) (Chairman), QLM Technology Ltd (Chairman) and ARQ Ltd. Dr. Bulkin has served on the boards of Severn Trent plc, Ludgate Investments Limited, HMN Colmworth Ltd., Chemrec AB and REAC Fuel AB, each a Swedish biofuel technology developer, and Ze-gen Corporation, a renewable energy company, and chaired the boards of two UK public companies: AEA Technology plc (from 2005 until 2009), and Pursuit Dynamics Plc (from 2011 until 2013). Dr. Bulkin served as Chair of the UK Office of Renewable Energy from 2010 until 2013, was a member of the FTSE Environmental Markets Advisory Committee (2010-2017) and has held several other UK government roles in sustainable energy and transport. He earned a B.S. in Chemistry from the Polytechnic Institute of Brooklyn and a Ph.D. in Physical Chemistry from Purdue University. Dr. Bulkin is Emeritus Professorial Fellow at the University of Cambridge and is the author of Crash Course (2015) and Solving Chemistry (2019).  He was awarded the Honour of Officer of the Order of the British Empire (OBE) in the 2017 New Year Honours List.

James S. Eisenstein has been a director of ours since October 2019 and is a member of our Compensation Committee and our Audit Committee. He is currently Chairman and Chief Executive Officer of Grupo TorreSur, a Latin American focused wireless tower company. Prior to co-founding Grupo TorreSur, Mr. Eisenstein was Chairman and Chief Executive Officer of Optasite Holding Company, Inc. from 2003 to 2008; Chief Executive Officer of Concourse Communications Group LLC in 2003 and Chief Operating Officer and, later, Chief Development Officer of American Tower Corporation, which he co-founded, from 1995 to 2003. Before co-founding American Tower, Mr. Eisenstein was a Partner and Chief Operating Officer of Amaturo Group, Ltd., the owner and operator of radio stations, from 1990 to 1995; was Deputy General Counsel of Home Shopping Network from 1988 to 1990; and an associate at Skadden, Arps, Slate, Meagher and Flom from 1986 to 1988 and at Vinson & Elkins from 1984 to 1986. He currently serves as a director of InterPrivate IV InfraTech Partners Inc. (NASDAQ: IPVIU), as a director of Desktop Metal, Inc. (NYSE: DM),was Chairman of the Board of Directors of Eaton Towers, Ltd. until the end of 2019, at which time the Company was sold, and was a member of the Board of Directors of CTI Towers, Inc. until the end of 2020, at which time that Company was sold. He also served as a director of Nexamp, Inc. from 2011-2016. Mr. Eisenstein is a graduate of Georgetown University and holds an M.B.A. from The Wharton School and a J.D. from the University of Pennsylvania Law School.

Richard J. Ganong has been a director of ours since June 2018 and is the Chair of our Compensation Committee and a member of our Nominating and Corporate Governance and Investment Committees. Mr. Ganong has more than 25 years of experience in the financial services industry with a focus on venture capital and hedge fund investing. He was a Partner at the Tudor Investment Corporation from 1993 - 2009, an internationally recognized diversified investment management firm, and was a founding General Partner of the Tudor Venture Group which managed a series of funds providing growth capital to private companies in various information technology industries. Mr. Ganong was the Senior Vice President of Development and Alumni Relations at Bowdoin College from 2014 - 2016 and most recently founded Five Pine Partners, an investment and advisory boutique. Mr. Ganong also is an emeritus member of the Board of Overseers at the Tuck School at Dartmouth. He is currently a member of the Board of Directors for the Maine Technology Institute, the Gulf of Maine Research Institute, and the Gasparilla Island Improvement and Conservation Association. Mr. Ganong holds a Bachelor of Arts from Bowdoin College and an MBA. from the Tuck School at Dartmouth.

April V. Henry has been a director of ours since March 2022. Ms. Henry is the founder and managing partner of Hawkeye Digital, a firm that is focused on driving revenue growth, core decision-making and business and human capital transformation for companies at critical points in their growth cycle. In addition, she is currently Executive Vice President of Corporate Development for Science Inc. and Science Strategic Acquisition Corp. Alpha (Nasdaq: SSAA). Prior to her current roles, Ms. Henry was a corporate and business development executive at NBC Universal, Yahoo and News Corporation. Ms. Henry is on the Advisory Board of Evalla Advisors and a special advisor to S4 Capital.

John C. Kennedy has been a director of ours since June 2018 and is the Chair of our Nominating and Corporate Governance Committee. Mr. Kennedy is the founder and CEO of Platform Science, Inc., an emerging company in the connected vehicle and transportation technology space. Previously, he was the President of Qualcomm Enterprise Services and the President of Qualcomm's Omnitracs business unit. Mr. Kennedy is a veteran of News Corp., where he served as Executive Vice President of Operations—Digital Media, and as Senior Vice President of Strategy and Corporate Development at Fox Networks Group, where he was part of the joint Fox/NBC Universal team that created the joint venture now known as “Hulu”. Mr. Kennedy retired as a Commander in the U.S. Navy Reserves in 2016, after serving as a founding team member of DiUX, the Department of Defense's recently established Silicon Valley presence. Previously, he served on the staff of U.S. Senator John McCain; the Aide de Camp to the vice chairman of the Joint Chiefs of Staff; and deployed as a Naval Flight Officer in the first Gulf War. Mr. Kennedy holds a BS in Economics and Engineering from the United States Naval Academy and an MBA from the Harvard Business School, and was a Legis Fellow of the Brookings Institution.

Pamela F. Lenehan has been a director of ours since June 2020 and is the Chair of our Audit Committee.  Ms. Lenehan spent more than 20 years in financial services. In June 2002, Ms. Lenehan founded Ridge Hill Consulting, LLC and has served as President since that time. Previously, she served as Chief Financial Officer of Convergent Networks, a high technology start-up and was Senior Vice President, Corporate Development and Treasurer of Oak Industries, a NYSE-listed manufacturer of telecommunications components. She also previously served as a Managing Director in

Investment Banking for 14 years at Credit Suisse First Boston and started her career in corporate banking at Chase Manhattan Bank. Ms. Lenehan is also currently a director and chair of the audit committee of New Residential Investment Corp., a director of the Center for Women & Enterprise, the National Association of Corporate Directors New England Chapter, and is co-chair of the Boston Chapter of Women Corporate Directors. Ms. Lenehan previously served on the boards of Monotype Imaging, Civitas Solutions, American Superconductor, Spartech Corporation and Avid Technology. Ms. Lenehan has a B.A. in Mathematical Economics, Cum Laude and with Honors, and a M.A. in Economics from Brown University. Ms. Lenehan holds a NACD Directorship Certification from the National Association of Corporate Directors.

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

Additional information required by this Item 10 will be set forth in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) and is incorporated herein by reference.

Information regarding our Code of Ethics applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this Report under the caption “Business—Available Information.”

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be set forth in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be set forth in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be set forth in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be set forth in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item 15.
(2)	Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2019, 2020, and 2021 which appears on page F-59 hereof.
(3)	Exhibits. The exhibits listed below are filed herewith in response to this Item 15.

EXHIBIT INDEX

to Form 10-K for the Year Ended December 31, 2021

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

10.21	**	Limited Waiver of Net Leverage Ratio dated as of February 25, 2021, between ATN VI Holdings, LLC and the Rural Telephone Finance Cooperative.
10.22	*	Form of Severance Agreement with Non-CEO Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on March 19, 2019).
10.23	*	Form of Severance Agreement with Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on March 19, 2019).
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

10.28	*

Offer Letter by and between ATN International, Inc. and Brad Martin, dated April 4, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on April 19, 2018).

10.29

Consent and Waiver between Rural Telephone Finance Cooperative, Caribbean Asset Holdings, LLC and DTR Holdings, LLC, dated May 7, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on May 9, 2018).

10.30	*

Form of Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on May 9, 2018).

10.31	*

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on March 15, 2021).

10.32	*

Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on March 15, 2021).

10.33

Consent and Waiver between Rural Telephone Finance Cooperative, Caribbean Asset Holdings, LLC and DTR Holdings, LLC, dated August 3, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on August 8, 2018).

10.34

Purchase and Sale Agreement by and between Ahana Renewables, LLC and CleanCapital Holdco 4, LLC, dated as of September 9, 2018, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on September 9, 2018).

10.35

Voting Agreement, dated as of December 31, 2020, by and between TAR Holdings, LLC and Project 8 Buyer, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on January 4, 2021).

10.36

Amended and Restated Limited Liability Company Agreement of ALSK Holdings, dated as of July 21, 2021 by and among ALSK Holdings, the Company, F3C IV, certain affiliates of F3C IV, and certain other institutional investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on July 22, 2021).

10.37

Credit Agreement, dated as of July 22, 2021, by and among the Borrower, Parent and certain of the Parent’s direct and indirect subsidiaries, as guarantors, Fifth Third Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on July 22, 2021).

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

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on the 16th day of March, 2022.

ATN International, Inc.
By:	/s/ Michael T. Prior

Michael T. Prior
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2022.

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

December 31, 2021, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ATN International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ATN International, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Alaska Communications Systems Group, Inc. from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Alaska Communications Systems Group, Inc. from our audit of internal control over financial reporting. Alaska Communications Systems Group, Inc. is a subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 32% and 18%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Alaska Communications Systems Group, Inc. – Valuation of Customer Relationships and Trade Name Intangible Assets

As described in Notes 2 and 5 to the consolidated financial statements, in 2021 the Company completed the acquisition of Alaska Communications Systems Group, Inc. for consideration of $353.3 million. The acquisition of Alaska Communications Systems Group, Inc. resulted in $34.9 million of customer relationships and $9.5 million of trade name intangible assets being recorded. Assets acquired and liabilities assumed have been recorded by management at their estimated fair values as of the acquisition date. The estimated fair value of the customer relationships was determined using the multi-period excess earnings method. The estimated fair value of the trade name was determined using the relief from royalty method. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions by management, including revenue growth rates, customer attrition rates, royalty rates, discount rates and projected future cash flows.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships and trade name intangible assets from the acquisition of Alaska Communications Systems Group, Inc. is a critical audit matter are (i) the significant judgment by management when determining the fair value of the customer relationships and trade name intangible assets acquired, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, customer attrition rate, royalty rate, discount rates and projected future cash flows, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and trade name intangible assets and controls over the development of significant assumptions related to revenue growth rates, customer attrition rate, royalty rate, discount rates and projected future cash flows. These procedures also included, among others (i) reading the purchase agreement, and (ii) testing management’s process for determining the fair value of the customer relationships and trade name intangible assets. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of underlying data used in the multi-period excess earnings and relief from royalty methods, and assessing the reasonableness of significant assumptions used by management related to revenue growth rates, customer attrition rate, and discount rates. Evaluating the reasonableness of the revenue growth rates, customer attrition rate and projected future cash flows involved considering the past performance of the acquired business, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the valuation methods used and the royalty rate and discount rates assumptions.

Goodwill Impairment for Viya Reporting Unit

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $40.1 million as of December 31, 2021, and the goodwill impairment charge recorded for the Viya Reporting Unit was $20.6 million for the year ended December 31, 2021. Management tests goodwill for impairment at each of the reporting units on an annual basis, which has been determined to be as of October 1st, or more frequently when events and circumstances indicate that the recorded goodwill may be impaired. If the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit, an impairment charge is recorded equal to the excess, but not more than the total amount of goodwill allocated to the reporting unit. Management determined the fair value of the Viya Reporting Unit using the income approach. The income approach is based on a discounted cash flow model. The discounted cash flow model requires the exercise of significant judgment, including judgments and assumptions about appropriate discount rates and revenue growth rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment of the Viya Reporting Unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate and revenue growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Viya reporting unit, and controls over the significant development of significant assumptions related to the discount rate and revenue growth rates. These procedures also included, among others, testing management’s process for developing the fair value estimate of the Viya reporting unit, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness and accuracy of underlying data used in the model, and (iv) evaluating the reasonableness of significant assumptions used by management related to the discount rate and revenue growth rates. Evaluating the reasonableness of management’s significant assumptions related to the revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 16, 2022

We have served as the Company’s auditor since 2002.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(In Thousands, Except Share Data)

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$79,601	$103,925
Restricted cash	1,096	1,072
Short-term investments	300	—
Accounts receivable, net of allowances for credit losses of $13.9 million and $12.1 million, respectively	73,701	44,152
Customer receivable	4,145	1,227
Inventory, materials and supplies	10,177	5,504
Prepayments and other current assets	63,597	49,450
Assets held for sale	—	34,735
Total current assets	232,617	240,065
Fixed Assets:
Property, plant and equipment	1,748,092	1,252,780
Less accumulated depreciation	(804,883)	(716,318)
Net fixed assets	943,209	536,462
Telecommunication licenses, net	113,766	114,083
Goodwill	40,104	60,691
Intangible assets, net	44,294	6,995
Operating lease right-of-use assets	118,843	63,235
Customer receivable - long term	39,652	9,614
Other assets	76,119	52,566
Total assets	$1,608,604	$1,083,711
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$4,665	$3,750
Current portion of customer receivable credit facility	4,620	—
Accounts payable and accrued liabilities	151,463	96,205
Dividends payable	2,672	2,703
Accrued taxes	5,681	7,501
Current portion of lease liabilities	16,201	12,371
Advance payments and deposits	35,642	24,681
Liabilities held for sale	—	717
Total current liabilities	220,944	147,928
Deferred income taxes	21,460	10,675
Lease liabilities, excluding current portion	91,719	51,082
Other liabilities	142,033	50,617
Customer receivable credit facility, net of current portion	30,148	—
Long-term debt, excluding current portion	327,111	69,073
Total liabilities	833,415	329,375
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	50,296	—
Common redeemable noncontrolling interests	22,640	—
Total redeemable noncontrolling interests	72,936	—
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,476,542 and 17,383,898 shares issued, respectively, 15,712,941 and 15,898,477 shares outstanding, respectively	172	172
Treasury stock, at cost; 1,763,601 and 1,485,421 shares, respectively	(71,714)	(59,456)
Additional paid-in capital	192,132	187,754
Retained earnings	475,887	516,901
Accumulated other comprehensive income	4,773	278
Total ATN International, Inc. stockholders’ equity	601,250	645,649
Noncontrolling interests	101,003	108,687
Total equity	702,253	754,336
Total liabilities, redeemable noncontrolling interests and equity	$1,608,604	$1,083,711

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31, 2021, 2020 and 2019

(In Thousands, Except Per Share Data)

	December 31,
	2021	2020	2019
REVENUE:
Communication services	$549,620	$433,509	$428,108
Construction	35,889	10,913	—
Other	17,198	11,022	10,614
Total revenue	602,707	455,444	438,722
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	249,322	185,113	190,592
Cost of construction revenue	36,055	10,616	—
Selling, general and administrative	188,283	139,011	139,264
Transaction-related charges	10,221	1,641	244
Depreciation and amortization	102,731	86,504	86,963
Amortization of intangibles from acquisitions	7,775	1,807	2,162
Goodwill impairment	20,587	—	3,279
Loss on disposition of long-lived assets	2,759	21,572	2,841
Total operating expenses	617,733	446,264	425,345
Income (loss) from operations	(15,026)	9,180	13,377
OTHER INCOME (EXPENSE)
Interest income	132	421	2,263
Interest expense	(9,614)	(5,347)	(5,010)
Other income (expense)	1,821	(4,161)	(4,558)
Other income (expense), net	(7,661)	(9,087)	(7,305)
INCOME (LOSS) BEFORE INCOME TAXES	(22,687)	93	6,072
Income tax provision (benefit)	(1,878)	801	4,105
NET INCOME (LOSS)	(20,809)	(708)	1,967
Net income attributable to noncontrolling interests, net of tax expense (benefit) of $(0.4) million, $1.1 million, and $1.3 million, respectively.	(1,299)	(13,414)	(12,773)
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(22,108)	$(14,122)	$(10,806)
NET LOSS PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(1.52)	$(0.89)	$(0.68)
Diluted	$(1.52)	$(0.89)	$(0.68)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,867	15,923	15,983
Diluted	15,867	15,923	15,983
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.68	$0.68	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2021, 2020, and 2019

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(20,809)	$(708)	$1,967
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $(0.2) million, $0.4 million, and $0, respectively	(689)	37	(1,041)
Unrealized gain (loss) on derivatives	170	(101)	(187)
Reclassification of foreign currency losses on assets held for sale	—	6,036	—
Projected pension and postretirement benefit obligations, net of tax expense of $(0.1) million, $0.1 million and $0.1 million, respectively	5,014	(2,412)	(445)
Other comprehensive income (loss), net of tax	4,495	3,560	(1,673)
Comprehensive income (loss)	(16,314)	2,852	294
Less: Comprehensive income attributable to noncontrolling interests	(1,299)	(13,414)	(12,773)
Comprehensive income (loss) attributable to ATN International, Inc.	$(17,613)	$(10,562)	$(12,479)

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2021, 2020, and 2019

(In Thousands, Except Share Data)

	Total Redeemable Noncontrolling Interests			Total Equity
	Redeemable	Redeemable	Total		Treasury	Additional		Redeemable	Other	ATNI	Non-
	Preferred	Common	Redeemable	Common	Stock,	Paid In	Retained	Common	Comprehensive	Stockholders’	Controlling	Total
	Units	Units	Noncontrolling Interests	Stock	at cost	Capital	Earnings	Units	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2020	$—	$—	$—	$172	$(59,456)	$187,754	$516,901	$—	$278	$645,649	$108,687	$754,336
Issuance of 48,334 preferred units	48,334	—	48,334	—	—	—	—	—	—	—	—	—
Issuance of 23,199 common units	—	22,640	22,640	—	—	—	—	—	—	—	—	—
Purchase of 139,784 shares of common stock	—	—	—	—	(12,258)	—	—	—	—	(12,258)	—	(12,258)
Stock-based compensation	—	—	—	—	—	6,182	—	—	—	6,182	334	6,516
Exercise of stock options	—	—	—	—	—	383	—	—	—	383	—	383
Noncontrolling interest in equity acquired	—	—	—	—	—	—	—	—	—	—	796	796
Dividends declared on common stock ($0.68 per common share)	—	—	—	—	—	—	(10,780)	—	—	(10,780)	(5,468)	(16,248)
Accrued dividend on redeemable preferred	1,962	—	1,962	—	—	—	(1,962)	—	—	(1,962)	—	(1,962)
Repurchase of noncontrolling interests	—	—	—	—	—	(2,187)	—	—	—	(2,187)	(10,809)	(12,996)
Deemed dividend - redeemable common units	—	6,164	6,164	—	—	—	(6,164)	6,164	—	—	—	—
Comprehensive income:
Net income (loss)	—	(6,164)	(6,164)	—	—	—	(22,108)	(6,164)	—	(28,272)	7,463	(20,809)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	4,495	4,495	—	4,495
Total comprehensive income	—	(6,164)	(6,164)	—	—	—	(22,108)	(6,164)	4,495	(23,777)	7,463	(16,314)
Balance, December 31, 2021	$50,296	$22,640	$72,936	$172	$(71,714)	$192,132	$475,887	$—	$4,773	$601,250	$101,003	$702,253

Balance, December 31, 2019	$—	$—	$—	$172	$(51,129)	$188,471	$541,890	$—	$(3,282)	$676,122	$129,961	$806,083
Purchase of 161,500 shares of common stock	—	—	—	—	(8,327)	—	—	—	—	(8,327)	—	(8,327)
Stock-based compensation	—	—	—	—	—	5,603	—	—	—	5,603	309	5,912
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(12,378)	(12,378)
Investments made by minority shareholders	—	—	—	—	—	(1,300)	—	—	—	(1,300)	1,300	—
Dividends declared on common stock ($0.68 per common share)	—	—	—	—	—	—	(10,867)	—	—	(10,867)	—	(10,867)
Repurchase of noncontrolling interests	—	—	—	—	—	(5,020)	—	—	—	(5,020)	(23,919)	(28,939)
Comprehensive income:
Net income	—	—	—	—	—	—	(14,122)	—	—	(14,122)	13,414	(708)
Other comprehensive income	—	—	—	—	—	—	—	—	3,560	3,560	—	3,560
Total comprehensive income	—	—	—	—	—	—	(14,122)	—	3,560	(10,562)	13,414	2,852
Balance, December 31, 2020	$—	$—	$—	$172	$(59,456)	$187,754	$516,901	$—	$278	$645,649	$108,687	$754,336

Balance, December 31, 2018	$—	$—	$—	$172	$(48,547)	$181,778	$563,593	$—	$(1,609)	$695,387	$127,937	$823,324
Issuance of restricted shares of common stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of 17,000 shares of common stock upon exercise of stock options	—	—	—	—	—	771	—	—	—	771	—	771
Purchase of 45,807 shares of common stock	—	—	—	—	(2,582)	—	—	—	—	(2,582)	—	(2,582)
Stock-based compensation	—	—	—	—	—	5,922	—	—	—	5,922	462	6,384
Dividends declared on common stock ($0.68 per common share)	—	—	—	—	—	—	(10,897)	—	—	(10,897)	—	(10,897)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(7,195)	(7,195)
Repurchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(4,504)	(4,504)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	—	—	—	—	488	488
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(10,806)	—	—	(10,806)	12,773	1,967
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,673)	(1,673)	—	(1,673)
Total comprehensive income (loss)	—	—	—	—	—	—	(10,806)	—	(1,673)	(12,479)	12,773	294
Balance, December 31, 2019	$—	$—	$—	$172	$(51,129)	$188,471	$541,890	$—	$(3,282)	$676,122	$129,961	$806,083

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021, 2020 and 2019

(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$(20,809)	$(708)	$1,967
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	102,731	86,504	86,963
Amortization of acquisition intangibles	7,775	1,807	2,162
Provision for doubtful accounts	4,850	5,010	5,816
Amortization of debt discount and debt issuance costs	1,275	530	542
Stock-based compensation	6,581	5,912	6,384
Deferred income taxes	(6,612)	(7,317)	(2,192)
Loss on equity investments	86	3,427	4,724
Loss on disposition of long-lived assets	2,759	21,572	2,841
Goodwill impairment	20,587	—	3,279
Unrealized (gain) loss on foreign currency	(81)	357	362
Other non-cash activity	—	—	(42)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(4,900)	(17,774)	(3,511)
Customer receivable	(32,955)	—	—
Materials and supplies, prepayments, and other current assets	(5,297)	(18,624)	(1,613)
Prepaid income taxes	84	2,218	4,581
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	11,681	12,597	(2,536)
Accrued taxes	(3,953)	799	(19,053)
Other assets	(226)	(8,790)	(5,711)
Other liabilities	(3,028)	(1,236)	2,940
Net cash provided by operating activities	80,548	86,284	87,903
Cash flows from investing activities:
Capital expenditures	(96,442)	(60,358)	(72,725)
Reimbursable capital expenditures	(9,700)	(14,965)	—
Receipt of capital government grants	7,517	16,316	3,140
Divestiture of businesses, net of transferred cash of $0.9 million	18,597	—	6,572
Acquisition of business net of $11.9 million of cash acquired	(340,152)	—	—
Purchase of spectrum; including deposits	—	(20,396)	—
Proceeds from strategic investments	—	11,969	—
Purchases of strategic investments	(6,399)	(2,768)	(25,362)
Purchase of short-term investments	—	(116)	(8,028)
Proceeds from sale of short-term investments	—	120	8,141
Net cash used in investing activities	(426,579)	(70,198)	(88,262)
Cash flows from financing activities:
Dividends paid on common stock	(10,813)	(10,891)	(10,880)
Distributions to noncontrolling interests	(7,468)	(10,368)	(7,161)
Payment of debt issuance costs	(6,568)	(1,096)	(1,340)
Term loan - borrowing	210,000	—	—
Term loan - repayments	(8,758)	(13,751)	(4,700)
Revolving credit facility – borrowings	97,000	—	—
Revolving credit facility – repayments	(33,500)	—	—
Repayment of customer receivable credit facility	(1,828)	—	—
Purchases of common stock – stock- based compensation	(1,713)	(1,733)	(1,649)
Purchases of common stock – share repurchase plan	(10,546)	(6,589)	(162)
Proceeds from exercise of stock options	383	—	—
Redeemable noncontrolling interests contribution	71,533	—	—
Repurchases of noncontrolling interests	(13,312)	(28,939)	(4,504)
Investments made by minority shareholders in consolidated affiliates	—	—	488
Proceeds from customer receivable credit facility	37,321	—	—
Net cash provided by (used in) financing activities of continuing operations	321,731	(73,367)	(29,908)
Effect of foreign currency exchange rates on cash and cash equivalents	—	(80)	(282)
Net change in cash, cash equivalents, and restricted cash	(24,300)	(57,361)	(30,549)
Total cash, cash equivalents, and restricted cash, beginning of period	104,997	162,358	192,907
Total cash, cash equivalents, and restricted cash, end of period	$80,697	$104,997	$162,358
Supplemental cash flow information:
Interest paid	$8,231	$4,829	$4,554
Taxes paid	$3,969	$6,117	$30,411
Dividends declared, not paid	$2,672	$2,703	$2,721
Noncash investing activity:
Transfer (to) from operating activities to property, plant and equipment	$—	$(1,219)	$—
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$22,093	$21,746	$11,668

The accompanying notes are an integral part of these consolidated financial statements.

1. ORGANIZATION AND BUSINESS OPERATIONS

The Company provides critical infrastructure-based communications and related information technology solutions to remote and historically underserved markets in the United States, Bermuda, and the Caribbean. The Company seeks to invest in its existing and new markets for long term growth led by a “fiber first” strategy that enables it to bring new or enhanced communications services to markets often overlooked by larger telecommunications providers.

At the holding company level, the Company oversees the allocation of capital within and among its subsidiaries, affiliates, new investments, and stockholders. The Company also has developed significant operational expertise and resources that it uses to augment the capabilities of its individual operating subsidiaries in its local markets. Over the past 10 years, the Company has built a platform of resources and expertise to support its operating subsidiaries and to improve their quality of service with greater economies of scale and expertise than would typically be available at the operating subsidiary level. The Company also provides management, technical, financial, regulatory, and marketing services to its operating subsidiaries and typically receives a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. The Company also actively evaluates potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, and generally looks for those that it believes fit the Company’s profile of telecommunications businesses and have the potential to complement its “fiber first” approach in markets while generating steady excess cash flows over extended periods of time. The Company uses the cash generated from its operations to re-invest in organic growth in its existing businesses, to make strategic investments in additional businesses, and to return cash to its investors through dividends or stock repurchases.

As of December 31, 2021, the Company offered the following types of services to its customers:

●	Mobility Telecommunications Services. The Company offers mobile communications services and equipment over our wireless networks to both its business and consumer subscribers. In certain markets, mobility services also includes private network services to business customers and municipalities.

●	Fixed Telecommunications Services. The Company provides fixed data and voice telecommunications services to both its business and consumer subscribers in all of its markets. These services include consumer broadband and high speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. The Company delivers services to other telecommunications providers such as wholesale roaming, the leasing of critical network infrastructure such as tower and transport facilities, site maintenance and international long-distance services.

●	Managed Services. The Company provides information technology services such as network, application, infrastructure and hosting services to both its business and consumer customers to complement its fixed services in its existing markets.

Through December 31, 2021, the Company had identified three operating segments to manage and review its operations and to facilitate investor presentations of the Company’s results. These operating segments are as follows:

●	International Telecom. In the Company’s international markets, it offers fixed services, services mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the United States, the Company offers fixed services, carrier services, and managed services to business and consumer customers in Alaska and the western United States. In the western United States, the Company also provide mobility services and private network services to enterprise and consumer customers.

●	Renewable Energy. In India, the Company provided distributed generation solar power to commercial and industrial customers through January 27, 2021. See Disposition of International Solar Business for further details.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served as of December 31, 2021:

Segment	Services	Markets	Tradenames
International Telecom	Mobility Services	Bermuda, Guyana, US Virgin Islands	One, GTT+, Viya
	Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	One, GTT+, Viya
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT, Viya
US Telecom	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless, Geoverse
	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless
	Carrier Services	United States	Alaska Communications, Commnet, Essextel
	Managed Services	United States	Alaska Communications, Choice
Renewable Energy (1)	Solar	India	Vibrant Energy

(1)	See Disposition of International Solar Business for further details.

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

Certain reclassifications have been made to the December 31, 2020 and 2019 financial statements to conform to the December 31, 2021 presentation. Such reclassifications include the disaggregation of revenue and costs of revenue to separately reflect Construction Revenue and the related Cost of Construction Revenue on the Company’s income statement. On the balance sheet, amounts due to the Company under the FirstNet Agreement have been segregated as Customer Receivable (within both the current and long-term asset sections of the balance sheet) and Customer Relationships, net are now included with Trade Names, net within Intangible assets, net.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less at date of purchase to be cash equivalents. The Company places its cash and temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2021, the Company had $19.9 million of its cash is on deposit with noninsured institutions such as corporate money market issuers and cash held in foreign banks. The Company’s cash and cash equivalents are not subject to any restrictions (see Note 8). As of December 31, 2021 and 2020, the Company held $5.5 million and $5.7 million, respectively, of its cash in Guyana dollars. While there are risks associated with the conversion of Guyana dollars to US dollars due to limited liquidity in the Guyana foreign currency markets, to date it has not prevented the Company from converting Guyana dollars into US dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

Restricted Cash

The Company classifies cash that is legally restricted as to withdrawal or usage as restricted cash. Restricted cash as of December 31, 2021 and December 31, 2020 primarily relates to cash that is restricted for regulatory purposes.

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

ASU 2016-13 impacts the Company’s calculation of credit losses from trade receivables. Historically, the

Company recorded credit losses subsequent to the initial revenue transaction. After adoption of ASU 2016-13, the Company records an estimate of future credit losses in conjunction with the revenue transactions based on information available including historical experience, credit worthiness of customers, the Company’s historical experience with customers, current market and economic conditions, and management’s expectations of future conditions. That estimate is updated as additional information becomes available. Uncollectible amounts are charged against the allowance account. The Company’s allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.

Inventory, Materials and Supplies

Inventory, materials and supplies primarily include handsets and other equipment held for sale to customers. These balances are recorded at the lower of cost, determined on the basis of specific identification, or market, determined using replacement value.

Fixed Assets

The Company’s fixed assets are recorded at cost and depreciated using the straight-line method generally between 3 and 39 years. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized to fixed assets. Repairs and replacements of minor items of property are charged to period operating expense as incurred. The cost of fixed assets in service and under construction includes internal and external costs necessary to bring an asset to the condition and location necessary for its intended use. Grants received for the construction of assets are recognized as a reduction of the cost of fixed assets, a subsequent reduction of depreciation expense over the useful lives of those assets within the income statement and as an investing cash flow in the statements of cash flows.

The Company capitalizes certain costs of developing and purchasing new information systems in accordance with internal use software guidance. These costs are depreciated over the useful life of the information system. The Company also incurs implementation costs associated with cloud computing arrangements. If these implementation costs do not meet internal use software capitalization guidance, the implementation costs are recorded as prepaid assets and expensed through operating expense over the life of the arrangement.

The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. In periods subsequent to initial measurement, period-to-period changes in the liability for an asset retirement obligation resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized. The increase in the carrying value of the associated long-lived asset is depreciated over the corresponding estimated economic life. Other liabilities within the consolidated balance sheets include accruals of $10.3 million and $4.2 million as of December 31, 2021 and 2020, respectively, for estimated costs associated with asset retirement obligations.

In accordance with the authoritative guidance for accounting for the impairment or disposal of long-lived assets, the Company evaluates the carrying value of long-lived assets, including property and equipment, in relation to the operating performance and future undiscounted cash flows of the underlying business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to an asset are less than its carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the asset’s carrying value in excess of its estimated fair value, based on management’s assumptions and projections.

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

The Company did not record any fixed asset impairments for the years ended December 31, 2021, 2020 or 2019.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is recognized in business combinations equal to the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. The Company allocates goodwill to reporting units at the time of acquisition and bases that allocation on which reporting units will benefit from the acquired assets and liabilities. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. The Company has determined that its reporting units are components of its multiple operating segments. The Company assesses goodwill for impairment on an annual basis in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The assessment begins with a qualitative analysis to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the reporting unit passes this analysis, the impairment assessment is complete and no impairment is recorded. If the reporting unit does not pass the analysis, or if a quantitative analysis is elected to be applied, the Company performs additional quantitative analysis by calculating the fair value of the reporting unit. If the fair value exceeds the carrying value, the test is complete and no impairment is recorded. If the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit an impairment charge is recorded equal to the excess, but not more than the total amount of goodwill allocated to the reporting unit.

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

The Company performed its annual impairment assessment of its goodwill and indefinite-lived intangible assets (telecommunications licenses) for the years ended December 31, 2021 and 2020. See Note 7 for a discussion of the Company’s impairment of a portion of its goodwill within its International Telecom segment and Renewable Energy segment during the years ended December 31, 2021 and December 31, 2019, respectively.

Other Intangible Assets

Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of the assets acquired. These include acquired customer relationships and tradename. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions by management, including revenue growth rates, customer attrition rates, royalty rates, discount rates and projected future cash flows.

Customer relationships and tradenames are amortized over their estimated lives ranging from 5-13 years and 6-15 years, respectively, based on the pattern in which economic benefit of the customer relationship is estimated to be realized.

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

Redeemable Noncontrolling Interests

                The redeemable noncontrolling interests in the accompanying consolidated balance sheets reflect common and preferred units issued in conjunction with the Company’s acquisition of Alaska Communication.  (Refer to Note 5).  The common redeemable noncontrolling interests are recorded at the greater of historical cost or fair value.  Historical cost is calculated as the original investment adjusted for subsequent capital contributions and distributions as well as the applicable share of earnings or losses.  The fair value is calculated using a market approach and level 3 inputs. If the historical cost is more than the fair value at the end of the reporting period no adjustment is recorded, if the fair value is greater than the historical cost the value of the instrument is increased to the fair value with the offsetting amount recorded to retained earnings.  The preferred redeemable noncontrolling interests are recorded at cost plus accrued dividends.

Noncontrolling Interests

The noncontrolling interests in the accompanying consolidated balance sheets reflect the original investments made by minority stockholders in certain subsidiaries of the Company. Noncontrolling interests acquired in a business combination are initially recorded at fair value. Subsequently, noncontrolling interests are adjusted for additional capital contributions, the minority stockholder’s proportional share of the earnings or losses, distributions to the minority stockholders and repurchases, by the Company, of such interests.

Changes in Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), by component, were as follows (in thousands):

	Projected
	Pension and
	Postretirement Benefit	Translation
	Obligations	Adjustment	Other	Total

Balance at December 31, 2018	$2,287	$(4,035)	$139	$(1,609)
Unrecognized actuarial gain (loss), net of tax of $0.1 million	(445)	—	—	(445)
Foreign currency translation adjustment	—	(1,041)	—	(1,041)
Interest rate swap	—	—	(187)	(187)
Balance at December 31, 2019	1,842	(5,076)	(48)	(3,282)
Unrecognized actuarial gain (loss), net of tax of $0.1 million	(2,412)	—	—	(2,412)
Foreign currency translation adjustment	—	37	—	37
Interest rate swap	—	—	(101)	(101)
Reclassification of foreign currency losses on assets held for sale	—	6,036	—	6,036
Balance at December 31, 2020	(570)	997	(149)	278
Unrecognized actuarial gain (loss), net of tax of $(0.1) million	5,014	—	—	5,014
Foreign currency translation adjustment	—	(689)	—	(689)
Interest rate swap	—	—	170	170
Balance at December 31, 2021	$4,444	$308	$21	$4,773

Amounts reclassified from accumulated other comprehensive income to net income for pension and other postretirement benefits plans were $(34) thousand, $(100) thousand, and $(64) thousand for the year ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively. Additionally, $6.0 million was reclassified from accumulated other comprehensive income to net income as a result of the foreign currency losses on assets held for sale from the Vibrant Transaction during the year ended December 31, 2020.

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

Revenue Recognition- Communications Services

Communication services consists of Mobility, Fixed, and Carrier Services revenue. Mobility revenue consists of revenue generated from providing mobile communication services to consumer and business subscribers over the Company’s wireless networks and the sale of related equipment to its subscribers. The service revenue generated is recognized over time as the service is rendered and revenues from equipment are recognized when the equipment is delivered to the customer.

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

Fixed Communications revenue is primarily generated by fixed data and voice telecommunications services to both business and consumer subscribers. The service includes consumer broadband and high speed data solutions for businesses, as well as video services. Revenue from these contracts is recognized over time as the service is rendered to the customer. Fixed revenue also includes revenue from government grants and is recognized in accordance with the grant terms and conditions.

Carrier Services revenue is generated from providing services to other telecommunications providers such as wholesale roaming, the leasing of critical network infrastructure such as tower and transport facilities, site maintenance, and international long-distance services. Revenue is recognized over time as the service is rendered to the customer.

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

The Company may charge upfront fees for activation and installation of some of its products and services. These fees are reviewed to determine if they represent a separate performance obligation. If they do not represent a separate performance obligation, the transaction price associated with them is recognized over the life of the customer. If the fees represent a performance obligation they are recognized when delivered to the customer based on the standalone selling price.

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

Revenue Recognition- Construction

Construction revenue is generated from construction services provided to telecommunications customers. The Company recognizes revenue at a point in time when the product is delivered to the customer.

Revenue Recognition-Other Revenue

Other revenue consists of renewable energy revenue and Managed Services revenue. Renewable energy revenue includes the generation of power through Power Purchase Agreements (“PPAs”) from the Company’s solar plants in India. The Company recognizes revenue at contractual PPA rates over time as electricity is generated and simultaneously consumed by the customer. Managed services revenue is generated from information technology services such as network, application, infrastructure, and hosting services to both business and consumer customers. The revenue is recognized as the service is delivered to customers.

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized. Retail revenue for postpaid customers is generally billed one month in advance and recognized over the period that the corresponding service is rendered to customers. To the extent the service is not provided by the reporting date the amount is recognized as a contract liability. Prepaid service, including mobile voice and data services, sold to customers is recorded as deferred revenue prior to the commencement of services. The Company also records deferred revenue associated with prepaid service agreements to provide data capacity to customers. A contract liability is established and recognized as revenue on a straight-line basis over the life of the agreement. The current portion of contract liabilities is recorded in advanced payments and deposits and the noncurrent portion is included in other liabilities on the Company’s balance sheets.

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

Operating Expenses

Cost of communication services and other. Cost of communication services and other are charges that the Company incurs for voice and data transport circuits (in particular, the circuits between its Mobility sites) and its switches, internet capacity, video programming costs, access fees it pays to terminate its calls, telecommunication spectrum fees and direct costs associated within its Managed Services and technology business. Cost of communication services also include expenses associated with developing, operating, upgrading and supporting the Company’s telecommunications networks, including the salaries and benefits paid to employees directly involved in the development and operation of those businesses, as well as bad debt reserves and the cost of handsets and customer resale equipment incurred by its retail businesses.

Cost of construction revenue.  Cost of constructions revenue include the expenses associated with constructing and making the FirstNet sites available for delivery to ATT.

Selling, general and administrative. Selling, general and administrative expenses include salaries and benefits we pay to sales personnel, customer service expenses and the costs associated with the development and implementation of our promotional and marketing campaigns. Selling, general and administrative expenses also include salaries, benefits and related costs for general corporate functions including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources as well as internal costs associated with our performance of due-diligence and integration related costs associated with acquisition activities.

Transaction-related charges.  Transaction-related charges include the costs, such as legal, tax, accounting and consulting fees directly associated with acquisition and disposition-related activities, which are expensed as incurred. Transaction-related charges also include certain internal personnel costs incurred as a result of the completion of the acquisition or disposition.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges the Company records on its property and equipment and on certain intangible assets.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions include the amortization of customer relationships and trade names related to the Company’s completed acquisitions.

Goodwill impairment. The Company assesses goodwill for impairment on an annual basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit an impairment charge is recorded equal to the excess, but not more than the total amount of goodwill allocated to the reporting unit.

Loss on disposition of long-lived assets. The Company sells or disposes assets from time to time. A gain or loss is recorded by comparing the carrying amount of the assets to the proceeds received. The Company also records losses on assets held for sale if the expected sale price exceeds the carrying value of the assets.

Accounting for Grants

The Company receives funding from the US Government and its agencies under stimulus, the Universal Service Fund (“USF”), and other programs. These funding programs are generally designed to fund telecommunications operations and infrastructure expansion into rural or underserved areas. The funding programs are evaluated to determine if they represent funding related to revenue, capital expenditures or operating activities. Funding for revenue and operating activities are recorded as revenue or contra expense in the Company’s consolidated income statement as the services are provided. Funding for capital expenditures is recorded as a reduction to property, plant and equipment on the Company’s consolidated balance sheets and a future reduction in depreciation expense in the consolidated income statements. Government funding related to revenue and operations are recorded as operating cash inflows and grants for capital expenditures are recorded as investing cash inflows.

The Company monitors government funding for grant requirements to ensure that conditions related to grants have been met and there is reasonable assurance that the Company will be able to retain the grant proceeds and to ensure that any contingencies that may arise from not meeting the conditions are appropriately recognized. See Note 9, Government Support and Spectrum Programs.

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

Credit Concentrations and Significant Customers

Historically, the Company has been dependent on a limited amount of customers for its wholesale roaming business. For the year ended December 31, 2021, no individual customer accounted for more than 10% of consolidated revenue in 2021. For each of the years ended December 31, 2020 and December 31, 2019, one customer accounted for 10% and 11% of the Company’s consolidated revenue, respectively.

As of December 31, 2021, no customers accounted for more than 10% of the Company’s consolidated accounts receivable. As of December 31, 2020, two customer accounted for more than 10% of the Company’s consolidated accounts receivable.

Foreign Currency Gains and Losses

The Company translate the assets and liabilities of its foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US dollars at the appropriate spot rates as of the balance sheet date. Changes in the carrying values of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income. Income statement accounts are translated using the monthly average exchange rates during the year.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$3,301	$—	$—	$3,301
Short term investments	300	—	—	300
Other investments	—	—	1,925	1,925
Alaska Communications redeemable common units	—	—	(22,640)	(22,640)
Warrants on Alaska Communications redeemable common units	—	—	(559)	(559)
Interest rate swap	—	(894)	—	(894)
Total assets and liabilities measured at fair value	$3,601	$(894)	$(21,274)	$(18,567)

	December 31, 2020
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$—	$380	$—	$380
Money market funds	2,785	—	—	2,785
Other investments	—	—	13,357	13,357
Interest rate swap	—	(157)	—	(157)
Total assets and liabilities measured at fair value	$2,785	$223	$13,357	$16,365

Certificates of Deposit

As of December 31, 2020 this asset class consisted of a time deposit at a financial institution denominated in US dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of December 31, 2021 and December 31, 2020, this asset class consisted of a money market portfolio that comprises Federal government and US Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Other Investments

In 2019, the Company made a $14.4 million investment in a renewable energy partnership as a tax equity investor. In 2020, the Company received an investment tax credit of $12.0 million from its investment and will receive future cash distributions from the partnership’s operations. The Company elected the deferral method to account for the credit and elected the fair value option to account for the equity investment. The Company’s investment had a fair value of $1.9 million at December 31, 2021, and $2.3 million at December 31, 2020. The asset is classified within Level 3 of the fair value hierarchy. The Company used the income approach to fair value the investment and the inputs consisted of a discount rate and future cash flows calculated based on the investment attributes.

Also in 2019, the Company made an investment in an early-stage venture through the acquisition of a convertible debt instrument. The instrument converted into equity during the first quarter of 2021. Upon conversion the Company accounted for the investment under the cost method of accounting as the investment does not have a readily determinable fair value. Prior to conversion, the Company accounted for the investment under the fair value option using Level 3 inputs. During the year ended December 31, 2021, the Company recorded a gain of $2.5 million on the conversion and invested an additional $3.0 million of cash, increasing its book value from $11.0 million at December 31, 2020 to $16.5 million at December 31, 2021.

The Company also holds investments in equity securities consisting of noncontrolling investments in privately held companies. These investments, over which the Company does not have the ability to exercise significant influence, are without readily determinable fair values. The investments are measured at cost, less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. The carrying value of the investments was $1.3 million at December 31, 2021, unchanged from December 31, 2020. These investments are included with other assets on the consolidated balance sheets.

Equity Method Investments

In the first quarter of 2020, the Company increased its ownership in one investment of a privately held company to approximately 24% of the outstanding voting equity through an additional $2.8 million investment. With this investment the Company obtained the ability to exercise significant influence over the investee and began accounting for the investment under the equity method of accounting including the recording of its share of the investee’s earnings or losses. The carrying value of the investment was $14.8 million and $17.9 million at December 31, 2021 and December 31, 2020, respectively. The value decreased $3.1 million from the December 31, 2020 balance due to $2.1 million of the Company’s share of investee losses, and currency losses of $1.0 million. The investment is included with other assets on the consolidated balance sheets.

In the first quarter of 2021, the Company began to account for its former India solar operations under the equity method of accounting. Subsequent to the close of the Vibrant Transaction in January 2021, the value of the investment increased from $11.8 million to $13.9 million at December 31, 2021. The increase of $2.1 million was due to an additional investment of $3.3 million into its operations, currency losses of $0.2 million, operating losses of $0.7 million, and a distribution of $0.3 million to a minority investment partner.

Redeemable Common Units and Warrants

The Company issued redeemable common units, and warrants to purchase additional common units, in a subsidiary of the Company in conjunction with its acquisition of Alaska Communications. (Refer to Note 5). The instruments are redeemable at the option of the holder. Both the common units and warrants to purchase common units are recorded at fair value in the Company’s financial statements. The Company calculates the fair value of the instruments using a market approach with level 3 inputs.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using Level 2 inputs.

The fair value of long-term debt is estimated using Level 2 inputs. At December 31, 2021, the fair value of long-term debt, including the current portion, was $373.7 million and its book value was $366.5 million. At December 31, 2020, the fair value of long-term debt, including the current portion, was $73.3 million and its book value was $72.8 million.

Net Income (Loss) Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Year ended December 31,
	2021	2020	2019
Numerator:
Net Income (loss)	$(20,809)	$(708)	$1,967
Net income attributable to noncontrolling interests	(1,299)	(13,414)	(12,773)
Net loss attributable to ATN International, Inc. stockholders- Basic	(22,108)	(14,122)	(10,806)
Less: Preferred dividends	(1,962)	—	—
Net loss attributable to ATN International, Inc. stockholders- Diluted	$(24,070)	$(14,122)	$(10,806)

Denominator:
Weighted-average shares outstanding- Basic	15,867	15,923	15,983
Effective of dilutive securities:
Stock options, restricted stock units and performance stock units	—	—	—
Weighted-average shares outstanding- Diluted	15,867	15,923	15,983

Redeemable Noncontrolling Interests

In connection with the Alaska Transaction (see Note 5), the Company has accounted for the Freedom 3 Investment as redeemable noncontrolling interests in its consolidated financial statements. The redeemable noncontrolling interests consists of $22.6 million of redeemable common units and $48.3 million of redeemable preferred units. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The fair value of the common units remained at $22.6 million as of December 31, 2021. The redeemable preferred equity carries a 9% preferred dividend which compounds quarterly. The preferred units contain a put option allowing the holder to sell the preferred units to a subsidiary of the Company at the unpaid issue price plus unpaid dividends. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The preferred units had a book value of $50.3 million as of December 31, 2021, which includes an unpaid preferred dividend of $2.0 million. Lastly, the Company issued warrants in the Alaska Communications operations allowing the holders to purchase an additional 3% of the common units at a fixed price. The value of the warrants was $0.6 million as of December 31, 2021, unchanged from the value at the close of the Alaska Transaction.

For the year ended December 31, 2021, the Company allocated losses of $6.2 million to the redeemable common units representing their proportionate share of operating losses. The Company then compared the book value of the common units to the fair value and the fair value of $22.6 exceeded the book value. As a result, the book value was increased by $6.2 million during the year ended December 31, 2021.

The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests for year ended December 31, 2021:

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Beginning balance December 31, 2020	$—	$—	$—
Issuance of 48,334 preferred units	48,334	—	48,334
Issuance of 23,199 common units	—	22,640	22,640
Accrued preferred dividend	1,962	—	1,962
Allocated net loss	—	(6,164)	(6,164)
Change in fair value	—	6,164	6,164
Balance, December 31, 2021	$50,296	$22,640	$72,936

Stock-Based Compensation

The Company applies the fair value recognition provision of ASU 2018-07, “Compensation—Stock Compensation (Topic 718)” and is expensing the fair value of all stock-based compensation over the vesting periods of such awards within selling, general and administrative expenses in its Income Statement.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.  The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASC 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” (ASU 2021-08). ASU 2021-08 provides guidance for recognizing and measuring contract assets and contract liabilities acquired in a business combination. Under the standard revenue contracts are accounted for consistent with how they were recognized and measured in the acquiree’s financial statements. This is a change from current standards which require contract asset and liabilities to be recognized at fair value. The Company prospectively adopted this standard in the fourth quarter of 2021 and will apply it to all acquisitions during the year ended December 31, 2021. The adoption will generally result in the Company recognizing larger contract liabilities in business combinations. Refer to Note 5.

3. REVENUE AND RECEIVABLES

Contract Assets and Liabilities

Contract assets and liabilities consisted of the following (amounts in thousands):

	December 31, 2021	December 31, 2020	$ Change	% Change
Contract asset – current	$4,805	$2,478	$2,327	94%
Contract asset – noncurrent	900	910	(10)	(1)%
Contract liability – current	(25,332)	(18,544)	(6,788)	(37)%
Contract liability – noncurrent	(81,391)	(2,193)	(79,198)	(3,611)%
Net contract liability	$(101,018)	$(17,349)	$(83,669)	(482)%

The contract asset-current is included in prepayments and other current assets, the contract asset-noncurrent is included in other assets, the contract liability-current is included in advance payments and deposits, and the contract liability-noncurrent is included in other liabilities on the Company’s balance sheet. The increase in the Company’s net contract liability was due to the Alaska Acquisition, the timing of customer prepayments and contract billings, and the FirstNet Transaction. During the year ended December 31, 2021, the Company recognized revenue of $18.0 million related to its December 31, 2020 contract liability and amortized $2.4 million of the December 31, 2020 contract asset into revenue. During the year ended December 31, 2020, the Company recognized revenue of $16.9 million related to its December 31, 2019 contract liability and amortized $2.3 million of the December 31, 2019 contract asset into revenue. The Company did not recognize any revenue in the years ended December 31, 2021 and 2020 related to performance obligations that were satisfied or partially satisfied in previous periods.

Contract Acquisition Costs

The December 31, 2021 balance sheet includes current contract acquisition costs of $2.2 million in prepayments and other current assets and long term contract acquisition costs of $2.3 million in other assets. The December 31, 2020 balance sheet includes current contract acquisition costs of $1.9 million in prepayments and other current assets and long term contract acquisition costs of $1.2 million in other assets. During the years ended December 31, 2021 and 2020 the Company amortized $2.8 million and $2.1 million, respectively, of contract acquisition cost.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear mobility contracts, which include a promotional discount, and the Company’s construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $369 million and $299 million at December 31, 2021 and December 31, 2020, respectively. The Company expects to satisfy approximately 52% of the remaining performance obligations and recognize the transaction price within 24 months and the remainder thereafter.

The Company has certain mobility and carrier services contracts where transaction price is allocated to remaining performance obligations. However, the Company omits these contracts from the disclosure by applying the right to invoice, one year or less, any wholly unsatisfied performance obligation practical expedients.

Disaggregation

The Company's revenue is presented on a disaggregated basis in Note 14 based on an evaluation of disclosures outside the financial statements, information regularly reviewed by the chief operating decision maker for evaluating the financial performance of operating segments and other information that is used for performance evaluation and resource allocations. This includes revenue from Communication Services revenue, Construction revenue and Other revenue. Communication Services is further disaggregated into Mobility, Fixed, Carrier Services, and Other revenue. Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. Other revenue is further disaggregated into Renewable Energy and Managed Services. Each of the revenue streams is presented for the Company’s International Telecom and US Telecom segments. This disaggregation of revenue depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Receivables

At December 31, 2021, the Company had gross accounts receivable of $131.4 million and an allowance for credit losses of $13.9 million. The receivable under the FirstNet Agreement totaled $43.8 million, of which $4.1 million was current and $39.7 million was long-term. At December 31, 2020, the Company had gross accounts receivable of $67.1 million and an allowance for credit losses of $12.1 million. The receivable under the FirstNet Agreement totaled $10.8 million of which $1.2 million was current and $9.6 million was long-term. The Company monitors receivables through the use of historical operating data adjusted for expectation of future performance as appropriate. Activity in the allowance for credit losses is below:

	Year ended December 31, 2021	Year ended December 31, 2020

Balance at beginning of period	$12,121	$12,724
Current period provision for expected losses	4,850	5,010
Write-offs charged against the allowance	(3,517)	(6,351)
Recoveries collected	431	738
Balance at end of period	$13,885	$12,121

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

Supplemental lease information

The components of lease expense were as follows (in thousands):

	December 31, 2021	December 31, 2020
Operating lease cost:
Operating lease cost	$20,386	$16,409
Short-term lease cost	2,402	2,712
Variable lease cost	3,874	4,059
Total operating lease cost	$26,662	$23,180

Finance lease cost:
Amortization of right-of-use asset	$2,561	$2,181
Variable costs	792	852
Total finance lease cost	$3,353	$3,033

During the year ended December 31, 2021 and December 31, 2020, the Company paid $19.4 million and $16.1 million, respectively, related to operating lease liabilities. Also during the years ended December 31, 2021 and December 31, 2020, the Company recorded $11.8 million and $7.8 million, respectively, of lease liabilities arising from ROU assets. In addition, the Company acquired $60.4 million of operating lease right of use assets and $46.7 million of lease liabilities as part of the Alaska Transaction. Refer to Note 5.

At December 31, 2021, finance leases with a cost of $30.8 million and accumulated amortization of $12.1 million were included in property, plant and equipment. During the year ended December 31, 2021, the Company paid $2.2 million for finance lease liabilities and recorded $2.9 million of additional finance lease liabilities. At December 31, 2021, finance leases had a lease liability of $6.1 million, of which $0.9 million was current. At December 31, 2020, finance leases with a cost of $25.4 million and accumulated amortization of $9.5 million were included in property, plant and equipment.

The weighted average remaining lease terms and discount rates as of December 31, 2021 and December 31, 2020 are noted in the table below:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	11.3 years	5.9 years
Financing leases	9.5 years	10.9 years

Weighted-average discount rate
Operating leases	5.4%	5.0%
Financing leases	6.4%	3.3%

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Financing Leases
2022	$20,474	$1,269
2023	17,941	1,278
2024	16,634	1,169
2025	13,640	975
2026	9,610	484
Thereafter	65,902	3,145
Total lease payments	144,201	8,320
Less imputed interest	(42,333)	(2,268)
Total	$101,868	$6,052

Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

	Operating Leases	Financing Leases
2021	$14,877	$334
2022	14,202	333
2023	11,799	333
2024	10,633	211
2025	7,816	—
Thereafter	13,094	—
Total lease payments	72,421	1,211
Less imputed interest	(10,097)	(82)
Total	$62,324	$1,129

As of December 31, 2021, the Company did not have any material operating or finance leases that have not yet commenced.

5. ACQUISITIONS AND DISPOSITIONS

US Telecom

Acquisition of Alaska Communications

On July 22, 2021 (“Closing Date”), the Company completed the acquisition of Alaska Communications pursuant to the terms of the Merger Agreement whereby Alaska Communications became a consolidated subsidiary of the Company. At completion of the Merger, each Alaska Communications common share was converted into the right to receive $3.40 per share in cash representing a total value of $353.3 million of cash and consideration payable, (“Merger

Consideration”). The consideration transferred consists of $339.5 million of cash, net of $11.9 million of cash and restricted cash acquired and $1.9 million of accrued consideration representing amounts payable related to stock compensation payable within one year of the close date. The cash consideration was used to purchase $186.8 million of Alaska Communications equity and repay $164.6 million of existing Alaska Communications debt.

The Company funded the acquisition with cash on hand, debt, and a contribution from the Freedom 3 Investors. The Company borrowed, through multiple financing transactions a net of $283 million. On the Closing Date, the lenders advanced to Merger Sub (a) the full $210 million aggregate amount of the Alaska Term Loan (as defined below) in a single borrowing and (b) $10 million of the Alaska Revolving Facility (as defined below). The Company incurred $6.6 million of debt issuance and debt discount costs. Also, to fund the Merger Consideration in part, the Company drew a net $63.0 million under its revolving credit facility under the 2019 CoBank Credit Facility (as defined below). Lastly, the Freedom 3 Investors contributed $71.5 million in conjunction with the Merger. The Company has accounted for the Freedom 3 Investment as redeemable noncontrolling interests in its consolidated financial statements. The redeemable noncontrolling interests consists of $22.6 million of redeemable common units and $48.3 million of redeemable preferred units. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The fair value of the common units remained at $22.6 million at December 31, 2021, unchanged from the value at July 22, 2021. The redeemable preferred units carry a 9% preferred dividend which compounds quarterly. The preferred units contain a put option allowing the holder to sell the preferred units to a subsidiary of the Company at the unpaid issue price plus unpaid dividends. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. Lastly, the Company issued warrants in the Alaska Communications operations allowing the holders to purchase an additional 3% of the common units at a fixed price. The value of the warrants was $0.6 million at December 31, 2021, unchanged from July 22, 2021. The unpaid preferred dividend was $2.0 million at December 31, 2021.

As a result of the Alaska Transaction, the Company owns 52% of the common equity of Alaska Communications and controls its operations and management.

The table below represents the allocation of the total consideration transferred to the acquired assets and assumed liabilities based on management’s estimate of their acquisition date fair values (amounts in thousands):

Consideration Transferred	$353,280
Noncontrolling interests	470
Total value to allocate	353,750
Purchase price allocation:
Cash and cash equivalents	10,553
Restricted cash	1,326
Short-term investments	434
Accounts receivable	30,453
Inventory, materials and supplies	1,374
Prepayments and other current assets	8,038
Fixed assets	408,694
Telecommunication licenses	683
Intangible assets	44,333
Operating lease right-of-use assets	60,402
Other assets	2,387
Accounts payable and accrued liabilities	(39,188)
Accrued taxes	(3,766)
Advance payments and deposits	(15,842)
Current portion of lease liabilities	(2,425)
Deferred income taxes	(17,040)
Lease liabilities, excluding current portion	(44,234)
Other liabilities	(92,432)
Net assets acquired	$353,750

The acquired fixed assets are comprised of telecommunication equipment located in the Alaska and the Western United States. The fixed assets were valued using the income and cost approaches. Cash flows were discounted between 4% and 14% based on the risk associated with the cash flows to determine fair value under the income approach. The fixed assets have useful lives ranging from 2 to 30 years. The intangible assets consist of $34.9 million of customer relationships and $9.5 million of trade name. The intangibles were valued using an income approach based on data specific to Alaska Communications as well as market participant assumptions where appropriate. The estimated fair value of the customer relationships was determined using the multi-period excess earnings method. The estimated fair value of the trade name was determined using the relief from royalty method. The useful lives of the customer relationships and trade name are 5 and 15 years, respectively. The acquired receivables consist of trade receivables incurred in the ordinary course of business. The Company expects to collect the full amount of the receivables. Other liabilities includes $81.5 million of deferred revenue from long term customer contracts. The Company adopted ASU 2021-08 in 2021, which requires contract liabilities to be accounted for consistently with how they were recognized and measured in the acquiree’s financial statements. As a result, the acquired deferred revenue was recorded at Alaska Communications’ book value as of the Closing Date.

The Company’s statement of operations for the year ended December 31, 2021 includes $110.5 million of revenue and $4.7 million of losses before taxes attributable to the Alaska Transaction, excluding transaction fees. The Company incurred $10.5 million of transaction related charges pertaining to legal, accounting, consulting services, and employee related costs associated with the transaction, of which $9.6 million and $0.9 million were incurred during the year ended December 31, 2021 and 2020, respectively.

The following table reflects unaudited pro forma operating results of the Company for the years ended December 31, 2021 and 2020 assuming that the Alaska Transaction occurred on January 1, 2020. The unaudited pro forma amounts adjust Alaska Communications’ results to reflect the depreciation and amortization that would have been recorded assuming the fair value adjustments to fixed assets and intangible assets had been applied from January 1, 2020. Additionally, all transaction costs associated with the Alaska Transaction were recorded on January 1, 2020 in the unaudited pro forma results. Lastly, the unaudited pro forma results were adjusted to reflect changes to the acquired entities’ financial structure related to the transaction. Specifically, the pre-Close debt of $164.6 million, and associated interest, was removed and $283.0 million of transaction debt, and associated interest, was included in the unaudited pro forma results. In addition, the pro forma results included the allocation of income and accrual of preferred dividends to the redeemable noncontrolling interest.

	Year ended December 31,
(unaudited)	2021		2020
	As	Pro-	As	Pro-
	Reported	Forma	Reported	Forma
Revenue	$602,707	$738,472	$455,444	$696,013
Net income (loss) attributable to ATN International, Inc. Stockholders	(22,108)	(20,022)	(14,122)	(40,186)
Earnings per share:
Basic	(1.52)	(1.26)	(0.89)	(2.52)
Diluted	(1.52)	(1.26)	(0.89)	(2.52)

The unaudited pro forma adjustments increased net income attributable to ATN International, Inc. Stockholders by $2.1 million for the year ended December 31, 2021. The increase was due to an increase from the net income of the Alaska Communications operations excluding transaction costs less increased acquisition related depreciation and amortization expenses. The unaudited pro forma adjustments decreased net income attributable to ATN International, Inc. Stockholders by $26.1 million for the year ended December 31, 2020. The decrease was due to transaction changes and increased acquisition related depreciation and amortization expenses. Additionally, the unaudited pro-forma results for the year ended December 31, 2020 include a total of $27.4 million of transaction related costs incurred by the Company and Alaska Communications related to the transaction.

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

Consideration Received	$35,218
Assets and liabilities disposed
Current assets	4,899
Property, plant and equipment	45,891
Other assets	439
Current liabilities	(759)
Net assets disposed	$50,470

Consideration less net assets disposed	(15,252)

Foreign currency losses reclassified from accumulated other comprehensive income	(6,258)

Loss on sale	(21,510)
Transaction costs	(1,283)
Loss on sale including transaction costs	$(22,793)

The Company reported a loss on sale of $21.5 million during the year ended December 31, 2020 due to the Vibrant Transaction and the assets and liabilities subject to the Vibrant Transaction were reported as held for sale at December 31, 2020. The Company recorded transaction costs of $1.3 million on the Vibrant Transaction, of which $0.7 million was recorded during the year ended December 31, 2020 and $0.6 million was recorded during the year ended December 31, 2021. The consideration received includes $19.5 million of cash and $3.9 million of receivables related to the amounts held in escrow and earn out consideration. The Company has recorded $11.8 million pursuant to an equity method investment with respect to its remaining 33% ownership interest in Vibrant. The Company is finalizing working capital adjustments and the purchase price escrow will be held in escrow for a period of 12 months after the closing to secure the Company’s indemnification obligations. During the year ended December 31, 2021, the Company recorded additional losses of $1.6 million related to the ongoing working capital, escrow, and contingent consideration assessment. The Company has 24 months after the close of the transaction to satisfy the conditions necessary to receive the earn-out consideration.

The Vibrant Transaction does not qualify as discontinued operations because the disposition was not a strategic shift which will have a major effect on the Company’s operations, and as a result, the historical results and financial position of the operations are presented within continuing operations.

6. FIXED ASSETS:

As of December 31, 2021 and 2020, property, plant and equipment consisted of the following (in thousands):

	Useful Life
	(in Years)	2021	2020
Telecommunications equipment and towers	5 -15	$1,309,608	$1,012,457
Office and computer equipment	3 -10	153,371	87,427
Buildings	15-39	125,688	52,048
Transportation vehicles	3 -10	25,420	13,730
Leasehold improvements	Shorter of useful life or lease term	23,783	16,709
Land	—	10,610	8,180
Furniture and fixtures	5 -10	12,484	11,320
Total property, plant and equipment		1,660,964	1,201,871
Construction in progress		87,128	50,909
Total property, plant and equipment		1,748,092	1,252,780
Less: Accumulated depreciation		(804,883)	(716,318)
Net fixed assets		$943,209	$536,462

Depreciation and amortization of fixed assets, using the straight-line method over the assets’ estimated useful life, for the years ended December 31, 2021, 2020 and 2019 was $102.7 million, $86.5 million and $87.0 million, respectively. Included within telecommunication equipment and towers are certain right to use assets under capital lease with a cost of $30.8 million and $25.4 million and net book value of and $18.7 million and $15.9 million, as of December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021 and 2020, the Company received capital expenditure grants of $7.5 million and $16.3 million, respectively.

The Company had $8.0 million and $5.6 million of capitalized implementation costs at December 31, 2021 and 2020, respectively. The Company amortized $1.2 million and $0.7 million of implementation costs during the year ended December 31, 2021 and 2020, respectively.

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

The Company’s qualitative goodwill impairment test includes, but is not limited to, assessing macroeconomic conditions, industry and market considerations, technological changes and trends, and overall financial performance of the reporting unit. The Company’s quantitative test for goodwill impairment involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. The Company determines the fair value of a reporting unit using either a market or income approach. The market approach uses prices generated by market transactions involving comparable businesses. The income approach is based on a discounted cash flow (“DCF”) model. The DCF model requires the exercise of significant judgment, including judgments and assumptions about appropriate discount rates and revenue growth rates. Discount rates are based on a weighted-average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The revenue growth and cash flows employed in the DCF model were derived from internal earnings and forecasts and external market forecasts.

For its annual impairment analysis, as of October 1, 2021 and 2020, the Company performed a qualitative analysis for all reporting units other than its Viya reporting unit. The qualitative analysis was completed after the previous quantitative analysis using a DCF model determined that the fair value of each reporting unit significantly exceeded its carrying value, including goodwill. For these reporting units, the qualitative analysis concluded that no impairment was necessary in either 2021 or 2020.

For the Company’s Viya reporting unit, its 2020 and 2019 impairment analysis determined that its fair value exceeded its carrying value, including goodwill, by 9% and 12%, respectively. As a result the Company performed a quantitative analysis and determined the fair value of the Viya reporting unit using the income approach during 2021. Based on the results of this test for Viya, the carrying value of the reporting unit, including goodwill, exceeded its fair value. The value of the reporting unit decreased in 2021 mainly due to decreases in government funding and changes in the operating environment of the reporting unit that resulted in the reporting unit being unable to achieve its growth projections. As a result the Company recorded an impairment of $20.6 million representing all of the goodwill in this reporting unit.

During 2019, the Company recorded a goodwill impairment of $3.3 million in the Renewable Energy segment. The impairment assessment was based on a market approach. The Company concluded that the fair value of the reporting unit exceeded its carrying amount by an amount in excess of the reporting unit’s goodwill. As a result, a goodwill impairment was recorded to reduce the value of the goodwill to zero. The assets in this reporting unit were sold in 2021. Refer to Note 5.

The table below discloses goodwill recorded in each of the Company’s segments and accumulated impairment changes (in thousands):

	International	US
	Telecom	Telecom	Consolidated
Balance at December 31, 2019	$25,423	$35,268	$60,691
Impairment	—	—	—
Balance at December 31, 2020	25,423	35,268	60,691
Impairment	(20,587)	—	(20,587)
Balance at December 31, 2021	$4,836	$35,268	$40,104

	International	US
	Telecom	Telecom	Consolidated
Balance at December 31, 2020
Gross	$25,423	$35,268	$60,691
Accumulated Impairment	—	—	—
Net	25,423	35,268	60,691
Balance at December 31, 2021
Gross	25,423	35,268	60,691
Accumulated Impairment	(20,587)	—	(20,587)
Net	$4,836	$35,268	$40,104

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

The Company performed quantitative assessments for its annual impairment assessment of its indefinite lived telecommunications licenses for 2021 using a market approach and determined that there were no indications of potential impairments. The Company’s qualitative impairment testing for 2020 and 2019 also determined that no impairments were required for any telecommunication licenses.

The changes in the carrying amount of the Company’s telecommunications licenses, by operating segment, were as follows (in thousands):

	International	US
	Telecom	Telecom	Consolidated
Balance at December 31, 2019	$23,347	$70,339	$93,686
Acquired licenses	200	20,197	20,397
Transfers	11,251	(11,251)	—
Balance at December 31, 2020	$34,798	$79,285	$114,083
Acquired licenses	—	683	683
Dispositions	—	(1,000)	(1,000)
Balance at December 31, 2021	$34,798	$78,968	$113,766

The licenses acquired during 2021 and 2020 are expected to be available for use into perpetuity.

Customer Relationships

The customer relationships are being amortized on an accelerated basis, over the expected period during which their economic benefits are to be realized. The Company recorded $7.0 million, $1.5 million, and $1.8 million of amortization related to customer relationships during the years ended December 31, 2021, 2020, and 2019, respectively.

Future amortization of customer relationships is as follows (in thousands):

	International Telecom	US Telecom
2022	$1,143	$10,424
2023	827	10,248
2024	576	5,748
2025	576	2,778
2026	576	—
Thereafter	915	—
Total	$4,613	$29,198

Other Intangible Assets

Other intangible assets includes $10.5 million and $1.1 million of tradenames on the Company’s balance sheet as of December 31, 2021 and 2020, respectively.

The tradenames have definite lives and future amortization of the tradenames are as follows:

	International Telecom	US Telecom
2022	$307	$984
2023	307	936
2024	307	876
2025	307	816
2026	208	708
Thereafter	38	4,688
Total	$1,474	$9,008

8. LONG-TERM DEBT

On April 10, 2019, the Company entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (the “2019 CoBank Credit Facility”).  The 2019 CoBank Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $16.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of December 31, 2021.  The 2019 CoBank Credit Facility matures on April 10, 2024.

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

As of December 31, 2021, the Company was in compliance with all of the financial covenants, had $61.5 million outstanding in borrowings and, net of the $16.0 million of outstanding performance letters of credit, had $122.5 million of availability under the 2019 CoBank Credit Facility.

Alaska Credit Facility

On July 22, 2021, Alaska Communications entered into a Credit Agreement (the “Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a $35.0 million revolving facility (the “Alaska Revolving Facility”) and a $210.0 million initial term loan facility (the “Alaska Term

Loan”). As of December 31, 2021, $210.0 million was outstanding under the Alaska Term Loan and $2.0 million outstanding under the Alaska Revolving Facility. Both facilities mature on July 22, 2026.

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

Alaska Communication entered into an amortizing interest rate swap that has been designated as a cash flow hedge that has an interest rate of 1.6735% and expires on June 30, 2022.  As of December 31, 2021, the swap had an unamortized notional amount of $121.5 million.

FirstNet Receivables Credit Facility

On March 26, 2020, Commnet Finance, a wholly owned subsidiary of Commnet Wireless, entered into a receivables credit facility with the Company, Commnet Wireless, and CoBank, ACB (the “Receivables Credit Facility”).

The Receivables Credit Facility provides for a senior secured delayed draw term loan in an aggregate principal amount of up to $75.0 million and the proceeds may be used to acquire certain receivables from Commnet Wireless.  The receivables to be financed and sold under the Receivables Credit Facility, which provide the loan security, relate to the obligations of AT&T under the FirstNet Agreement. On December 29, 2021, CoBank amended the Receivables Credit Facility and extended the delayed draw period to December 31, 2022.

The maturity date for each loan will be set by CoBank and will match the weighted average maturity of the certain receivables financed.

Interest on the loans accrues at a fixed annual interest rate to be quoted by CoBank.

The Receivables Credit Facility contains customary events of termination, representations and warranties, affirmative and negative covenants and events of default customary for facilities of this type.

As of December 31, 2021, the Company had $35.5 million outstanding, of which $4.6 million was current, and $37.7 million of availability under the Receivables Credit Facility.  The Company capitalized $0.9 million of fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.7 million were unamortized at December 31, 2021.

Viya Debt

The Company, and certain of its subsidiaries, have entered into a $60.0 million loan agreement (the “Viya Debt”) with Rural Telephone Finance Cooperative (“RTFC”).  The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”).  This covenant is tested on an annual basis at the end of each fiscal year.  Interest is paid quarterly at a fixed rate of 4.0% per annum and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of the Company’s Viya subsidiaries and is guaranteed by the Company.  With RTFC’s consent, the Company funded the restoration of Viya’s network, following Hurricanes Irma and Maria in 2017, through an intercompany loan arrangement in the amount of $51.6 million.  The Company was not in compliance with the Net Leverage Ratio covenant of the Viya Debt agreement for the year ending December 31, 2021 and received a waiver from the RTFC on March 16, 2022.

The Company paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the Viya Debt.  The fee was recorded as a reduction to the Viya Debt carrying amount and is being amortized over the life of the loan.

As of December 31, 2021, $60.0 million of the Viya Debt remained outstanding and $0.4 million of the rate lock fee was unamortized.

One Communications Debt

The Company has an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on May 22, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% per annum paid quarterly.

The One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants, tested annually as of and for the twelve months ended December 31st, that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (as defined in the One Communications Debt agreement).  The Company was in compliance with its covenants as of December 31, 2021.

The Company entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which had an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.  As of December 31, 2021, the swap had an unamortized notional amount of $6.2 million.

As of December 31, 2021, $4.7 million of the One Communications Debt was outstanding.

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

Both the USF and CAFII programs are subject to certain operational and reporting compliance requirements. The Company believes it is in compliance with these requirements as of December 31, 2021.

The Company recorded the amounts below as communication services revenue for the reported periods:

	Year ended
	December 31, 2021

	US Telecom	International Telecom	Total

High cost support	$2,449	$13,907	$16,356
CAF II	16,330	—	16,330
Other Programs	13,963	—	13,963
Total	$32,742	$13,907	$46,649

	Year ended
	December 31, 2020

	US Telecom	International Telecom	Total

High cost support	$1,244	$16,361	$17,605
CAF II	7,594	—	7,594
Other Programs	9,984	—	9,984
Total	$18,822	$16,361	$35,183

	Year ended
	December 31, 2019

	US Telecom	International Telecom	Total

High cost support	$1,244	$16,387	$17,631
CAF II	5,283	—	5,283
Other Programs	6,141	—	6,141
Total	$12,668	$16,387	$29,055

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

Construction Grants

The Company has also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse the Company for its construction costs, is distributed upon completion of a project. As of December 31, 2020, the Company had been awarded approximately $16.8 million of such grants. The Company was awarded $11.1 million of additional grants in the year ended December 31, 2021. Of this $27.9 million of awards, the Company has completed its construction obligations on $15.0 million of these projects and $12.9 million of such construction obligations remain with completion deadlines beginning in July 2022. Once these projects are constructed, the Company is obligated to provide service to the participants. The Company expects to meet all requirements associated with these grants.

CARES Act

As of December 31, 2020, the Company had received $16.3 million of funding under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to construct network infrastructure within the Company’s US Telecom segment. During the year ended December 31, 2021, the Company received an additional $2.4 million of funding for the same purpose. The construction was completed as of December 31, 2021 and $18.4 million of the funding was recorded as a reduction to property, plant and equipment with a subsequent reduction to depreciation expense. The remaining $0.3 million was recorded as a reduction to operating expense in the year ended December 31, 2021.

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

Treasury Stock

On September 19, 2016, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of its Common Stock, from time to time, on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”). As of December 31, 2021, the Company has $20.4 million available to be repurchased under the 2016 Repurchase Plan.

During the years ended December 31, 2021, 2020 and 2019, the Company repurchased the following shares under the 2016 Repurchase Plan:

	Shares	Aggregate Cost	Average
Year ended December 31,	Repurchased	(in thousands)	Repurchase Price
2021	244,798	$10,546	$43.08
2020	129,273	6,589	50.97
2019	3,104	162	52.37

During the years ended December 31, 2021, 2020 and 2019, the Company repurchased the following shares from employees to satisfy tax withholding and stock options exercise obligations incurred in connection with the vesting of restricted stock awards and the exercise of stock options:

	Shares	Aggregate Cost	Average
Year ended December 31,	Repurchased	(in thousands)	Repurchase Price
2021	33,271	$1,713	$51.49
2020	32,227	1,733	53.78
2019	42,703	2,419	56.65

Stock-Based Compensation

The Company reserved 2,000,000 shares for the grant of stock options, restricted stock awards, restricted stock units, stock equivalents and awards of shares of Common Stock that are not subject to restrictions or forfeiture. As of December 31, 2021, the Company has approximately 463,000 shares available for grants.

Stock Options

Stock options have a term of 10 years and vest annually and ratably over a period of four years.

The following table summarizes stock option activity for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
			Weighted Average
			Remaining
	Number of	Weighted Avg.	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at January 1, 2021	15,000	$49.34
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	10,000	38.30
Outstanding at December 31, 2021	5,000	71.43	3.7	$—
Vested and expected to vest at December 31, 2021	5,000	71.43	3.7	$—
Exercisable at December 31, 2021	5,000	71.43	3.7	$—

	Year Ended December 31, 2020
			Weighted Average
			Remaining
	Number of	Weighted Avg.	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at January 1, 2020	15,000	$49.34
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—
Outstanding at December 31, 2020	15,000	49.34	2.2	$34,600
Vested and expected to vest at December 31, 2020	15,000	49.34	2.2	$34,600

The following table summarizes information relating to options granted and exercised during the years ended December 31, 2021, 2020 and 2019 (in thousands, except fair value of options granted data):

	2021	2020	2019
Aggregate intrinsic value of options exercised	$84	$—	$229
Cash proceeds received upon exercise of options	383	—	—

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

The Company has not granted any options since 2017. The Company did not recognize any compensation expense during the three years ended December 31, 2021 related to granted options.

Restricted Stock

Restricted stock issued under the 2008 Equity Investment Plan vests over four years.

The following table summarizes restricted stock activity during the year ended December 31, 2021:

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2021	223,623	$54.42
Granted	117,794	48.76
Forfeited	(14,213)	50.86
Vested and issued	(99,136)	55.95
Unvested as of December 31, 2021	228,068	$51.05

The following table summarizes restricted stock activity during the year ended December 31, 2020:

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2020	204,146	$60.13
Granted	116,404	50.45
Forfeited	(3,323)	59.99
Vested and issued	(93,604)	61.75
Unvested as of December 31, 2020	223,623	$54.42

In connection with the grant of restricted shares, the Company recognized $5.4 million, $5.6 million and $6.4 million of compensation expense within its income statements for the years ended December 31, 2021, 2020, and 2019, respectively. The Company recognized $0.4 million, $0.3 million and $0.5 million of compensation expense within its income statement for the years ended December 31, 2021, 2020, and 2019, respectively, for shares of the Company’s subsidiaries granted to the management team of those subsidiaries.

The unvested shares as of December 31, 2021 represent $7.8 million in unamortized stock based compensation which will be recognized over a weighted average period of 2.4 years.

Performance Based Stock

Performance stock, issued under the 2008 Equity Investment Plan, vests on the third anniversary of the grant date. During the year ended December 31, 2021, the Company granted 43,000 performance stock shares at a fair value of $59.77 per share and recognized $0.7 million of compensation expense during that period. No compensation expense was recognized during the years ended December 31, 2020 or 2019. There were no forfeits or issuances of performance stock shares during the year ended December 31, 2021. All 43,000 shares remained unvested as of December 31, 2021 and represent $1.9 million in unamortized stock based compensation as of that date which will be recognized ratably over the next 2.2 years.

11. INCOME TAXES

The components of income before income taxes for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
Domestic	$(38,407)	$(17,689)	$(15,661)
Foreign	15,720	17,782	21,733
Total	$(22,687)	$93	$6,072

The following is a reconciliation from the tax computed at statutory income tax rates to the Company’s income tax expense for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Tax computed at statutory US federal income tax rates	$(4,760)	$20	$1,275
Noncontrolling interest	(158)	(851)	(648)
Foreign tax rate differential	(4,520)	1,866	(1,769)
Over (under) provided in prior periods	(78)	(520)	(244)
Nondeductible expenses	1,429	1,098	3,359
Benefit Attributable CARES Act	—	(3,064)	—
Capitalized transactions costs	898	—	19
Change in tax reserves	2,524	2,148	3,883
State Taxes, net of federal benefit	(1,399)	(409)	(429)
Change in valuation allowance	3,575	33	(35)
Investment Tax Credit	101	84	(1,215)
Stock-based compensation	510	406	422
Deferred income tax revaluation	—	(10)	(513)
Total Income Tax Expense	$(1,878)	$801	$4,105

The components of income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

\
	2021	2020	2019
Current:
United States—Federal	$460	$504	$(1,559)
United States—State	2	3	(336)
Foreign	4,272	7,611	8,192
Total current income tax expense	$4,734	$8,118	$6,297
Deferred:
United States—Federal	$(5,800)	$(6,527)	$(1,805)
United States—State	(1,402)	(413)	(93)
Foreign	590	(377)	(294)
Total deferred income tax expense (benefit)	$(6,612)	$(7,317)	$(2,192)
Consolidated:
United States—Federal	$(5,340)	$(6,023)	$(3,364)
United States—State	(1,400)	(410)	(429)
Foreign	4,862	7,234	7,898
Total income tax expense (benefit)	$(1,878)	$801	$4,105

The significant components of deferred tax assets and liabilities are as follows as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Deferred tax assets:
Accounts receivable and inventory allowances	$2,348	$1,972
Basis in investments	6,939	7,512
Accrued expenses	8,619	4,701
Deferred revenue	27,940	3,141
Employee benefits	8,454	4,363
Other, net	968	744
Net operating losses	41,117	26,582
Tax Credits	1,916	1,997
Operating lease liability	31,207	14,648
Total deferred tax asset	129,508	65,660

Deferred tax liabilities:
Acquired intangible assets, property and equipment	83,423	26,736
Right-of-use asset	29,967	14,594
Prepaid expense	189	209
Total deferred tax liabilities	113,579	41,539

Valuation allowance	(33,642)	(31,014)

Net deferred tax liabilities	$(17,713)	$(6,893)

Deferred tax assets and liabilities are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	2021	2020
Deferred tax assets:
Long term	$3,747	$3,782
Total deferred tax asset	$3,747	$3,782
Deferred tax liabilities:
Long term	$(21,460)	$(10,675)
Total deferred tax liabilities	$(21,460)	$(10,675)
Net deferred tax liabilities	$(17,713)	$(6,893)

The Company’s effective tax rate for the years ended December 31, 2021 and 2020 was 8.3% and 858.3%, respectively.

The effective tax rate for the year ended December 31, 2021 was primarily impacted by the following items: (i) a $0.9 million provision related to certain transactional charges incurred in connection with acquisitions for which there is no tax benefit, (ii) a $2.5 million net increase of unrecognized tax positions, (iii) a $1.7 million net increase for permanently non-deductible expenses, and (iv) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in jurisdictions where valuation allowances have been established for deferred tax assets as required by ASC 740-270-30-36(a), primarily in the US Virgin Islands.

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

As of December 31, 2021, the Company estimated that it had gross federal, state and foreign net operating loss (“NOL”) carryforwards of $54.1 million, $46.8 million and $120.2 million respectively. Of these, $85.2 million will expire between 2029 and 2042 and $135.9 million may be carried forward indefinitely.

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. A significant piece of negative evidence evaluated is cumulative losses incurred in certain reporting jurisdictions over the three-year period ended December 31, 2021. Other negative evidence examined includes, but is not limited to, losses expected in early future years, a history of tax benefits expiring unused, uncertainties whose unfavorable resolution would adversely affect future results, and brief carryback, carry forward periods. On the basis of this evaluation, the Company believed it was more likely than not that the benefit from some of these federal, state, and foreign deferred taxes would not be realized.

In recognition of this risk at December 31, 2021 the Company has provided a valuation allowance against certain domestic and foreign deferred tax assets of $33.6 million. The valuation allowance primarily relates to foreign net operating losses, with the remaining amount applicable to other net deferred tax assets which the Company does not expect to be able to realize.

As of December 31, 2021 The Company had an estimated $156.6 million of undistributed earnings attributable to foreign subsidiaries for which no provision for state income taxes or foreign withholding taxes have been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely unless repatriation can be done substantially tax-free. The Company will generally be free of additional U.S. federal tax consequences on distributed foreign subsidiary earnings due to a dividends received deduction implemented as part of the Tax Act for earnings distributed after January 1, 2018. Additionally, due to the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings, the majority of previously unremitted earnings have already been subjected to U.S. federal income tax. The Company continues to assert indefinite reinvestment on outside basis differences in our non-U.S. subsidiaries, additionally any determination of the amount of the unrecognized deferred tax liability on outside basis differences is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

The Company had unrecognized tax benefits (including interest and penalty) of $51.3 million as of December 31, 2021, $40.8 million as of December 31, 2020 and, $38.6 million as of December 31, 2019. The net increase of the reserve during the year ended December 31, 2021 was attributable to an increase in tax positions for prior periods of $1.8 million, a net increase in tax positions for the current period of $3.9 million, a net increase in tax positions acquired as part of a business combination of $8.3 million and partially offset by a lapse in statute of a prior year position of $3.4 million.

The following shows the activity related to unrecognized tax benefits (not including interest and penalty) during the three years ended December 31, 2021 (in thousands):

Gross unrecognized uncertain tax benefits at December 31, 2018	$30,232
Increase in unrecognized tax benefits taken during a prior period	—
Increase in unrecognized tax benefits taken during the current period	3,383
Lapse in statute of limitations	(933)
Settlements	—
Gross unrecognized uncertain tax benefits at December 31, 2019	$32,682
Increase in unrecognized tax benefits taken during a prior period	—
Increase in unrecognized tax benefits taken during the current period	2,964
Lapse in statute of limitations	(1,768)
Settlements	—
Gross unrecognized uncertain tax benefits at December 31, 2020	$33,878
Increase in unrecognized tax benefits taken during a prior period	(216)
Increase in unrecognized tax benefits taken during the current period	3,880
Increase in unrecognized tax benefits acquired as part of a business combination	8,275
Lapse in statute of limitations	(2,103)
Settlements	—
Gross unrecognized uncertain tax benefits at December 31, 2021	$43,714

The Company’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties are $7.6 million as of December 31, 2021, $6.9 million as of December 31, 2020, and $5.9 million as of December 31, 2019.

The majority of unrecognized uncertain tax benefits (including interest and penalty) would impact the effective tax rate if recognized.

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

The weighted-average rates assumed in the actuarial calculations for the pension and other postretirement benefit plans are as follows as of December 31, 2021, 2020 and 2019:

	2021	2020	2019
Discount Rate – Pension Benefit Obligation	2.9%	2.6%	4.2%
Discount Rate – Pension Benefit Cost	2.6%	3.5%	4.5%
Discount Rate – Postretirement Benefit Obligation	2.8%	2.5%	3.5%
Discount Rate – Postretirement Benefit Cost	2.5%	3.5%	4.5%
Annual salary increase	n/a	n/a	6.5%
Expected long-term return on plan assets	5.3%	5.1%	6.1%

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

The other postretirement benefit plans healthcare cost trend assumptions is based on health care trend rates. The 2021 assumed medical health care cost trend rate is 6% trending to an ultimate rate of 4% in 2074. The 2021 and ultimate assumed dental care cost trend rate is 4%.

Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows for 2021 and 2020 (in thousands):

	2021		2020

	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Projected benefit obligations:
Balance at beginning of year:	$88,772	$5,510	$81,977	$4,899
Alaska acquisition	15,399	392	—	—
Service cost	229	143	439	139
Interest cost	2,043	127	2,585	163
Benefits and settlements paid	(4,488)	(390)	(4,791)	(450)
Actuarial (gain) loss	(1,297)	(439)	8,651	759
Settlement	(34)	—	(89)	—
Balance at end of year	$100,624	$5,343	$88,772	$5,510
Plan net assets:
Balance at beginning of year:	$89,352	$—	$83,350	$—
Alaska acquisition	12,147	—	—	—
Actual return on plan assets	7,246	—	10,398	—
Company contributions	—	390	958	450
Benefits and settlements paid	(5,027)	(390)	(5,354)	(450)
Balance at end of year	$103,718	$—	$89,352	$—
Over/ (Under) funded status of plan	$3,094	$(5,343)	$580	$(5,510)

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

	2021

	GTT Pension Benefit	Viya Pension Benefit	Alaska Pension Benefit	Viya Postretirement Benefits	Alaska Postretirement Benefits

Projected benefit obligation	$15,663	$70,173	$14,788	$4,961	$382
Plan Net Assets	15,663	75,952	12,103	—	—
Over/ (Under) funded status of plan	$—	$5,779	$(2,685)	$(4,961)	$(382)

	2020

	GTT Pension Benefit	Viya Pension Benefit	Postretirement Benefits

Projected benefit obligation	$15,609	$73,163	$5,510
Plan Net Assets	15,609	73,743	—
Over/ (Under) funded status of plan	$—	$580	$(5,510)

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

The fair values for the pension plan’s net assets, by asset category, at December 31, 2021 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2
Cash, cash equivalents, money markets and other	$17,908	$17,908	$—
Common stock	28,041	28,041	—
Mutual funds - fixed income	9,599	9,599	—
Mutual funds - equities	9,299	9,299	—
Fixed income securities	32,332	—	32,332
Other	6,539	6,539	—
Total	$103,718	$71,386	$32,332

The fair values for the pension plan’s net assets, by asset category, at December 31, 2020 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2
Cash, cash equivalents, money markets and other	$5,037	$5,037	$—
Common stock	27,785	24,781	3,004
Mutual funds - fixed income	9,494	9,494	—
Mutual funds - equities	8,278	8,278	—
Fixed income securities	37,225	—	37,225
Other	1,533	1,533	—
Total	$89,352	$49,123	$40,229

The plan’s weighted-average asset allocations at December 31, 2021 and 2020, by asset category are as follows:

	2021	2020
Cash, cash equivalents, money markets and other	17%	6%
Common stock	28	31
Mutual funds - fixed income	9	11
Mutual funds - equities	9	9
Fixed income securities	31	41
Other	6	2
Total	100%	100%

Amounts recognized on the Company’s consolidated balance sheets consist of (in thousands):

	As of December 31,
	2021		2020
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits

Accrued and current liabilities	$—	$370	$—	$381
Other Liabilities	2,687	4,616	—	5,129
Other Assets	5,780	—	580	—
Accumulated other comprehensive income, net of tax	4,419	27	(158)	(411)

Amounts recognized in accumulated other comprehensive income consist of (in thousands):

	As of December 31,
	2021		2020
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits

Unrecognized net actuarial gain (loss)	$3,547	$28	$(1,159)	$(411)
Accumulated other comprehensive income, pre-tax	3,547	28	(1,159)	(411)
Accumulated other comprehensive income (loss), net of tax	4,419	27	(158)	(411)

Components of the plan’s net periodic pension cost are as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021		2020		2019
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$229	$143	$439	$139	$1,709	$126
Non-operating expense
Interest cost	2,043	127	2,585	163	3,472	182
Expected return on plan assets	(3,366)	—	(3,060)	—	(4,571)	—
Amortization of actuarial (gain) loss	—	—	—	(11)	29	(58)
Settlement	34	—	89	—	(35)	—
Net periodic pension cost	$(1,060)	$270	$53	$291	$604	$250

The Company is currently evaluating whether it will make any contributions to its pension and postretirement benefit plans during the year ending December 31, 2022.

The following estimated benefits, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years as indicated below (in thousands):

	Pension	Postretirement
Fiscal Year	Benefits	Benefits
2022	$20,546	$375
2023	4,840	283
2024	5,224	323
2025	4,808	364
2026	4,860	300
2027-2031	24,155	1,724
Total	$64,433	$3,369

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

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. The Company maintains that any liability GTT might be found to have with respect to the disputed tax assessments, totaling $44.1 million, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods. The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of December 31, 2021 for these matters.

On May 20, 2021, the Company was served with a notice of application for enforcement of a foreign judgment with respect to a matter brought by the Trinidad & Tobago Electric Commission (“TTEC”) in the High Court of Justice in the Republic of Trinidad and Tobago in August 2013 against the Company and other defendants, alleging breach of contract due to the Company’s failure to pay TTEC in connection with amounts alleged to be owed as reimbursement for cable repair costs. In May 2015, the Company failed to appear in the matter and a default judgment was entered against the Company in the amount of approximately $2.8 million.   In May 2021, TTEC took steps to enforce the judgment by commencing proceedings against GTT in Guyana. GTT has vigorously defended its position against the legitimacy of the claim and awaits the ruling from the High Court of Guyana in this matter.

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

Alaska Communications also received a Letter of Inquiry on March 18, 2018, and subsequent follow up information requests, from the FCC Enforcement Bureau requesting historical information regarding Alaska Communications’ participation in the FCC’s Rural Health Care Support Program. As of the date of this Form 10-K, the FCC’s Enforcement Bureau has not asserted any claims or alleged any rule violations. The Company will continue to work constructively with the FCC’s Enforcement Bureau to provide it the information it is seeking. At this time, the Company cannot predict the outcome of the FCC Enforcement Bureau’s inquiry or the impact it may have on its business, financial condition, results of operations or liquidity.

With respect to all of the foregoing matters, the Company believes that some adverse outcome is probable and has accordingly accrued $14.5 million as of December 31, 2021 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Other Obligations

The Company has obligations under non-cancellable contracts for network facilities and transport services, agreements for software licensing, as well as certain agreements to purchase goods or services. Future minimum payments required under these commitments are as follows at December 31, 2021 (in thousands):

2022	$25,594
2023	15,991
2024	30,756
2025	37,463
2026	12,920
Thereafter	20,765
Total obligations	$143,489

14. SEGMENT REPORTING

Through December 31, 2021, the Company has the following three reportable and operating segments: i) US Telecom, ii) International Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Year Ended December 31, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$6,983	$1,402	$—	$—	$8,385
Mobility - Consumer	86,384	7,532	—	—	93,916
Total Mobility	93,367	8,934	—	—	102,301
Fixed - Business	67,458	53,283	—	—	120,741
Fixed - Consumer	166,005	41,897	—	—	207,902
Total Fixed	233,463	95,180	—	—	328,643
Carrier Services	9,937	107,793	—	—	117,730
Other	946	—	—	—	946
Total Communication Services Revenue	337,713	211,907	—	—	549,620
Construction	—	35,889	—	—	35,889
Other
Renewable Energy	—	—	417	—	417
Managed Services	5,146	11,635	—	—	16,781
Total Other Revenue	5,146	11,635	417	—	17,198
Total Revenue	342,859	259,431	417	—	602,707
Depreciation	53,858	43,604	188	5,081	102,731
Amortization of intangibles from acquisitions	1,648	6,127	—	—	7,775
Non-cash stock-based compensation	128	271	22	6,160	6,581
Operating income (loss)	33,899	(14,016)	(2,459)	(32,450)	(15,026)

For the Year Ended December 31, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$4,319	$404	$—	$—	$4,723
Mobility - Consumer	78,817	9,222	—	—	88,039
Total Mobility	83,136	9,626	—	—	92,762
Fixed - Business	67,776	10,237	—	—	78,013
Fixed - Consumer	162,599	12,032	—	—	174,631
Total Fixed	230,375	22,269	—	—	252,644
Carrier Services	7,120	79,448	—	—	86,568
Other	1,535	—	—	—	1,535
Total Communication Services Revenue	322,166	111,343	—	—	433,509
Construction	—	10,913	—	—	10,913
Other
Renewable Energy	—	—	4,555	—	4,555
Managed Services	6,467	—	—	—	6,467
Total Other Revenue	6,467	—	4,555	—	11,022
Total Revenue	328,633	122,256	4,555	—	455,444
Depreciation	54,477	23,325	2,216	6,486	86,504
Amortization of intangibles from acquisitions	1,807	—	—	—	1,807
Non-cash stock-based compensation	49	15	262	5,586	5,912
Operating income (loss)	58,924	7,971	(23,749)	(33,966)	9,180

For the Year Ended December 31, 2019

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$78,819	$10,522	$—	$—	$89,341
Mobility - Consumer	5,741	10	—	—	5,751
Total Mobility	84,560	10,532	—	—	95,092
Fixed - Business	137,476	4,120	—	—	141,596
Fixed - Consumer	87,058	10,091	—	—	97,149
Total Fixed	224,534	14,211	—	—	238,745
Carrier Services	9,070	83,906	—	—	92,976
Other	1,295	—	—	—	1,295
Total Communication Services Revenue	319,459	108,649	—	—	428,108
Construction	—	—	—	—	—
Other
Renewable Energy	—	—	5,534	—	5,534
Managed Services	5,080	—	—	—	5,080
Total Other Revenue	5,080	—	5,534	—	10,614
Total Revenue	324,539	108,649	5,534	—	438,722
Depreciation	53,831	23,119	3,305	6,708	86,963
Amortization of intangibles from acquisitions	2,162	—	—	—	2,162
Non-cash stock-based compensation	405	—	87	5,892	6,384
Operating income (loss)	46,921	8,064	(7,243)	(34,365)	13,377

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
December 31, 2021
Cash, cash equivalents, and short term investments	$43,128	$28,486	$659	$7,628	$79,901
Total current assets	108,677	111,741	3,585	8,614	232,617
Fixed assets, net	452,856	480,250	—	10,103	943,209
Goodwill	4,835	35,269	—	—	40,104
Total assets	630,515	877,041	17,481	83,567	1,608,604
Total current liabilities	91,090	108,950	356	20,548	220,944
Total debt	64,243	240,802	—	61,499	366,544
December 31, 2020
Cash, cash equivalents, and short term investments	$45,848	$26,921	$4,311	$26,845	$103,925
Total current assets	107,315	65,806	39,057	27,887	240,065
Fixed assets, net	449,888	73,717	—	12,857	536,462
Goodwill	25,421	35,270	—	—	60,691
Total assets	642,834	265,797	39,045	136,035	1,083,711
Total current liabilities	80,875	43,200	1,038	22,815	147,928
Total debt	72,823	—	—	—	72,823

	Capital Expenditures

	International	US	Renewable	Corporate and
Year ended December 31,	Telecom	Telecom	Energy	Other (1)	Consolidated
2021	$49,985	$53,235	$—	$2,922	$106,142
2020	38,895	29,883	2,932	3,613	75,323
(1)	Reconciling items refer to corporate overhead expenses and consolidating adjustments.

The table below identifies the Company’s revenues and long-lived assets by geographic location. The Company attributes revenue to geographic location based on location of the customer (in thousands):

	2021		2020		2019
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

US	$259,430	$840,251	$122,256	$308,138	$123,508	$297,084
Guyana	108,338	152,627	103,071	141,487	105,290	145,079
US Virgin Islands	94,310	210,448	90,368	230,630	83,795	235,384
Bermuda	104,671	107,885	103,471	116,346	104,760	128,208
Other Foreign Countries	35,958	64,775	36,278	47,045	21,369	96,247
	$602,707	$1,375,986	$455,444	$843,646	$438,722	$902,002

SCHEDULE II

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in Thousands)

	Balance at	Purchase	Charged to		Balance
	Beginning	Price	Costs and		at End
	of Year	Accounting	Expenses	Deductions	of Year
YEAR ENDED, December 31, 2019
Description:
Valuation allowance on foreign net operating losses and other deferred taxes	$31,442	$—	$10,811	$2,847	$39,406
Allowance for credit losses	16,462	—	5,816	9,554	12,724
	$47,904	$—	$16,627	$12,401	$52,130
YEAR ENDED, December 31, 2020
Description:
Valuation allowance on foreign net operating losses and other deferred taxes	$39,406	$—	$775	$9,167	$31,014
Allowance for credit losses	12,724	—	5,010	5,613	12,121
	$52,130	$—	$5,785	$14,780	$43,135
YEAR ENDED, December 31, 2021
Description:
Valuation allowance on foreign net operating losses and other deferred taxes	$31,014	$—	$2,628	$—	$33,642
Allowance for credit losses	12,121	—	4,850	3,086	13,885
	$43,135	$—	$7,478	$3,086	$47,527