Form 10-Q
period 2022-03-31
ATN International, Inc.
filed 2022-05-10
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, the registrant had outstanding 15,744,687 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended March 31, 2022

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations, including our expectations regarding the benefits of our acquisition of Alaska Communications; the impact of federal support program revenues; the impact of COVID-19 on the economies of the markets we serve, and on our business and operations; expectations regarding future revenue, operating income, EBITDA and capital expenditures; the competitive environment in our key markets, demand for our services and industry trends; our expectations regarding construction progress under our agreement as part of the FirstNet Transaction and the effect such progress will have on our financial results; expectations regarding litigation; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to successfully transition our U.S. Telecom business away from wholesale wireless to other carrier and consumer-based services; (2) the general performance of our operations, including operating margins, revenues, capital expenditures, and the retention of and future growth of our subscriber base and ARPU; (3) our ability to realize cost synergies and expansion plans for our newly acquired Alaska Communications business; (4) our ability to satisfy the needs and demands of our major carrier customers; (5) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes in the telecommunications industry; (6) government subsidy program availability and regulation of our businesses, which may impact our revenue, expansion plans and operating costs; (7) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (8) economic, political and other risks and opportunities facing our operations, including those resulting from the pandemic, geopolitical tensions, including the Ukraine invasion, and inflation, including increased costs and supply chain disruptions; (9) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (10) our ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (11) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage for these assets; (12) increased competition;  (13) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; and (14) our continued access to capital and credit markets.  These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” in each of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022, and the other reports we file from time to time with the SEC.  The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$75,748	$79,601
Restricted cash	1,097	1,096
Short-term investments	300	300
Accounts receivable, net of allowances for credit losses of $15.0 million and $13.9 million, respectively	70,109	73,701
Customer receivable	4,336	4,145
Inventory, materials and supplies	9,984	10,177
Prepayments and other current assets	59,267	63,597
Total current assets	220,841	232,617
Fixed Assets:
Property, plant and equipment	1,759,855	1,748,092
Less accumulated depreciation	(825,980)	(804,883)
Net fixed assets	933,875	943,209
Telecommunication licenses, net	113,766	113,766
Goodwill	40,104	40,104
Intangible assets, net	41,067	44,294
Operating lease right-of-use assets	118,091	118,843
Customer receivable - long term	40,206	39,652
Other assets	82,757	76,119
Total assets	$1,590,707	$1,608,604
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3,743	$4,665
Current portion of customer receivable credit facility	5,280	4,620
Accounts payable and accrued liabilities	113,698	151,463
Dividends payable	2,676	2,672
Accrued taxes	6,680	5,681
Current portion of lease liabilities	16,953	16,201
Advance payments and deposits	35,696	35,642
Total current liabilities	184,726	220,944
Deferred income taxes	21,651	21,460
Lease liabilities, excluding current portion	91,494	91,719
Other liabilities	140,246	142,033
Customer receivable credit facility, net of current portion	36,515	30,148
Long-term debt, excluding current portion	348,463	327,111
Total liabilities	823,095	833,415
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	51,412	50,296
Common redeemable noncontrolling interests	22,640	22,640
Total redeemable noncontrolling interests	74,052	72,936
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,562,666 and 17,476,542 shares issued, respectively, 15,742,780 and 15,712,941 shares outstanding, respectively	172	172
Treasury stock, at cost; 1,819,885 and 1,763,601 shares, respectively	(73,795)	(71,714)
Additional paid-in capital	193,164	192,132
Retained earnings	470,056	475,887
Accumulated other comprehensive income	5,195	4,773
Total ATN International, Inc. stockholders’ equity	594,792	601,250
Noncontrolling interests	98,768	101,003
Total equity	693,560	702,253
Total liabilities, redeemable noncontrolling interests and equity	$1,590,707	$1,608,604

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended March 31,
	2022	2021
REVENUE:
Communication services	$166,543	$110,636
Construction	1,987	12,306
Other	3,489	1,568
Total revenue	172,019	124,510
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	73,011	49,507
Cost of construction revenue	2,033	12,606
Selling, general and administrative	56,343	37,693
Transaction-related charges	554	730
Depreciation and amortization	33,292	20,111
Amortization of intangibles from acquisitions	3,258	397
Loss on disposition of long-lived assets	3,420	117
Total operating expenses	171,911	121,161
Income from operations	108	3,349
OTHER INCOME (EXPENSE)
Interest income	51	(6)
Interest expense	(3,363)	(1,147)
Other income	4,199	2,375
Other income (expense), net	887	1,222
INCOME BEFORE INCOME TAXES	995	4,571
Income tax provision	2,952	295
NET INCOME (LOSS)	(1,957)	4,276
Net income (loss) attributable to noncontrolling interests, net of tax expense (benefit) of $(0.5) million and $0.1 million, respectively.	1,009	(1,570)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(948)	$2,706
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(0.13)	$0.17
Diluted	$(0.13)	$0.17
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,708	15,902
Diluted	15,708	15,952
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.17	$0.17

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

(In Thousands)

	Three months ended March 31,
	2022	2021
Net income (loss)	$(1,957)	$4,276
Other comprehensive income (loss):
Foreign currency translation adjustment	256	(40)
Unrealized gain (loss) on derivatives	166	31
Other comprehensive income (loss), net of tax	422	(9)
Comprehensive income (loss)	(1,535)	4,267
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,009	(1,570)
Comprehensive income (loss) attributable to ATN International, Inc.	$(526)	$2,697

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Redeemable Noncontrolling Interests			Total Equity
	Redeemable	Redeemable	Total		Treasury	Additional		Redeemable	Other	ATNI	Non-
	Preferred	Common	Redeemable	Common	Stock,	Paid In	Retained	Common	Comprehensive	Stockholders’	Controlling	Total
	Units	Units	Noncontrolling Interests	Stock	at cost	Capital	Earnings	Units	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2021	$50,296	$22,640	$72,936	$172	$(71,714)	$192,132	$475,887	$—	$4,773	$601,250	$101,003	$702,253
Purchase of 56,284 shares of common stock	—	—	—	—	(2,081)	—	—	—	—	(2,081)	—	(2,081)
Stock-based compensation	—	—	—	—	—	1,310	—	—	—	1,310	150	1,460
Dividends declared on common stock ($0.17 per common share)	—	—	—	—	—	—	(2,675)	—	—	(2,675)	(263)	(2,938)
Repurchase of noncontrolling interests	—	—	—	—	—	(278)	—	—	—	(278)	(2,205)	(2,483)
Accrued dividend - redeemable preferred units	1,116	—	1,116	—	—	—	(1,116)	—		(1,116)	—	(1,116)
Deemed dividend - redeemable common units	—	1,092	1,092	—	—	—	(1,092)	1,092	—	—	—	—
Comprehensive income:
Net income (loss)	—	(1,092)	(1,092)	—	—	—	(948)	(1,092)	—	(2,040)	83	(1,957)
Other comprehensive income	—	—	—	—	—	—	—	—	422	422	—	422
Total comprehensive income (loss)	—	(1,092)	(1,092)	—	—	—	(948)	(1,092)	422	(1,618)	83	(1,535)
Balance, March 31, 2022	$51,412	$22,640	$74,052	$172	$(73,795)	$193,164	$470,056	$—	$5,195	$594,792	$98,768	$693,560

Balance, December 31, 2020	$—	$—	$—	$172	$(59,456)	$187,754	$516,901	$—	$278	$645,649	$108,687	$754,336
Purchase of 43,978 shares of common stock	—	—	—	—	(2,221)	—	—	—	—	(2,221)	—	(2,221)
Stock-based compensation	—	—	—	—	—	1,262	—	—	—	1,262	74	1,336
Dividends declared on common stock ($0.17 per common share)	—	—	—	—	—	—	(2,710)	—	—	(2,710)	—	(2,710)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(1,530)	(1,530)
Repurchase of noncontrolling interests	—	—	—	—	—	(2,086)	—	—	—	(2,086)	(9,123)	(11,209)
Comprehensive income:
Net income	—	—	—	—	—	—	2,706	—	—	2,706	1,570	4,276
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(9)	(9)	—	(9)
Total comprehensive income (loss)	—	—	—	—	—	—	2,706	—	(9)	2,697	1,570	4,267
Balance, March 31, 2021	$—	$—	$—	$172	$(61,677)	$186,930	$516,897	$—	$269	$642,591	$99,678	$742,269

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In Thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$(1,957)	$4,276
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	33,292	20,111
Amortization of acquisition intangibles	3,258	397
Provision for doubtful accounts	1,913	1,122
Amortization of debt discount and debt issuance costs	501	168
Stock-based compensation	1,461	1,336
Deferred income taxes	191	(2,504)
Gain on equity investments	(4,222)	(2,188)
Loss on disposition of long-lived assets	3,420	117
Unrealized gain on foreign currency	—	(81)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	1,677	1,430
Customer receivable	(746)	(12,579)
Materials and supplies, prepayments, and other current assets	(5,330)	(253)
Prepaid income taxes	6,206	—
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(27,465)	(7,648)
Accrued taxes	2,763	1,810
Other assets	(325)	(242)
Other liabilities	(3,249)	51
Net cash provided by operating activities	11,388	5,323
Cash flows from investing activities:
Capital expenditures	(34,220)	(19,495)
Reimbursable capital expenditures	(248)	(6,185)
Receipt of capital government grants	—	3,292
Divestiture of businesses, net of transferred cash of $0.9 million	—	18,597
Purchases of strategic investments	—	(4,155)
Net cash used in investing activities	(34,468)	(7,946)
Cash flows from financing activities:
Dividends paid on common stock	(2,672)	(2,703)
Distributions to noncontrolling interests	(263)	(3,530)
Payment of debt issuance costs	—	53
Finance lease payment	(338)	—
Term loan - repayments	(938)	(938)
Revolving credit facility – borrowings	36,500	—
Revolving credit facility – repayments	(15,500)	—
Repayment of customer receivable credit facility	(1,003)	—
Purchases of common stock – stock- based compensation	(1,136)	(1,677)
Purchases of common stock – share repurchase plan	(941)	(540)
Repurchases of noncontrolling interests	(2,481)	(11,522)
Proceeds from customer receivable credit facility	8,000	10,814
Net cash provided by (used in) financing activities of continuing operations	19,228	(10,043)
Net change in cash, cash equivalents, and restricted cash	(3,852)	(12,666)
Total cash, cash equivalents, and restricted cash, beginning of period	80,697	104,997
Total cash, cash equivalents, and restricted cash, end of period	$76,845	$92,331
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$13,221	$10,075

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

The Company provides critical infrastructure-based communications and related information technology solutions to remote and historically underserved markets in the United States, Bermuda, and the Caribbean. The Company seeks to invest in its existing and new markets for long term growth led by its Glass and Steel and “fiber first” strategies that enable it to bring new or enhanced communications services to markets often overlooked by larger telecommunications providers.

At the holding company level, the Company oversees the allocation of capital within and among its subsidiaries, affiliates, new investments, and stockholders. The Company also has developed significant operational expertise and resources that it uses to augment the capabilities of its individual operating subsidiaries in its local markets. Over the past 10 years, the Company has built a platform of resources and expertise to support its operating subsidiaries and to improve their quality of service with greater economies of scale and expertise than would typically be available at the operating subsidiary level. The Company also provides management, technical, financial, regulatory, and marketing services to its operating subsidiaries and typically receives a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. The Company also actively evaluates potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, and generally looks for those that it believes fit the Company’s profile of telecommunications businesses and have the potential to complement its Glass and Steel and “fiber first” approach in markets while generating steady excess cash flows over extended periods of time. The Company uses the cash generated from its operations to re-invest in organic growth in its existing businesses, to make strategic investments in additional businesses, and to return cash to its investors through dividends or stock repurchases.

As of March 31, 2022, the Company offered the following types of services to its customers:

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

Through March 31, 2022, the Company has identified three operating segments to manage and review its operations and to facilitate investor presentations of its results. These three operating segments are as follows:

●	International Telecom. In the Company’s international markets, it offers fixed services, mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the United States, the Company offers fixed services, carrier services, and managed services to business and consumer customers in Alaska and the western United States. In the western United States, the Company also provides mobility services and private network services to enterprise and consumer customers.

●	Renewable Energy. In India, the Company provided distributed generation solar power to commercial and industrial customers through January 27, 2021. See Disposition of International Solar Business for further details.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served during the three months ended March 31, 2022:

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

In conjunction with the Alaska Transaction, the Company entered into an agreement with affiliates and investment funds managed by Freedom 3 Capital, LLC as well as other institutional investors (collectively the “Freedom 3 Investors”). The Freedom 3 Investors contributed approximately $71.5 million in conjunction with the Alaska

Transaction (the “Freedom 3 Investment”). The Freedom 3 Investment consists of redeemable common and preferred equity instruments in a subsidiary of the Company which holds the ownership of Alaska Communications. The Company accounted for the Freedom 3 Investment as redeemable noncontrolling interests in its consolidated financial statements because the instruments contain put options allowing the holders to sell the instruments to a subsidiary of the Company. The put option is solely the obligation of the Alaska Communications subsidiary and is nonrecourse to the Company. The Company also entered into a financing transaction drawing $220 million on a new credit facility to complete the Alaska Transaction. As a result of the Alaska Transaction, the Company owns approximately 52% of the common equity of Alaska Communications and controls its operations and management. The Company incurred $11.0 million of transaction costs in conjunction with the Alaska Transaction. Beginning on July 22, 2021, the results of the Alaska Transaction are included in the Company’s US Telecom segment.

COVID-19

The Company continues to monitor and assess the effects of the ongoing COVID-19 pandemic on its commercial operations, the safety of its employees and their families, its sales force and customers.

The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which are evaluated on an ongoing basis, that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities.  The Company assessed certain accounting matters and estimates that generally require consideration of forecasted financial information in context with the information and estimates reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses, the carrying value of goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.

The Company’s assessment of the impact of COVID-19 on its operations did not indicate that there was a material adverse impact to its consolidated financial statements as of and for the three months ended March 31, 2022. However, future assessments of the impacts of COVID-19, as well as other factors, including the possible reinstatement of certain COVID-19 travel-related and stay-at-home restrictions, could result in material adverse impacts to its consolidated financial statements in future reporting periods. For example, the Company may experience difficulty in procuring network or retail equipment, such as handsets for subscribers, as a result of COVID-19 restrictions. Apart from possible government issued travel restrictions, the Company currently cannot assess how COVID-19 may influence subscribers’ procurement behavior for services or how that behavior will impact revenues in the foreseeable future.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for the periods described therein. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022.

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

Presentation of Revenue

Effective October 1, 2021, the Company’s statement of operations separately reflects Construction Revenue. All periods presented have been adjusted to conform to these presentation updates.

Presentation of Operating Expenses

Effective January 1, 2021, the Company changed its presentation of operating expenses in the Condensed Consolidated Statements of Operations by combining the previously disclosed Termination and Access Fees with Engineering and Operations as the newly represented Costs of communication services and other. In addition, the previously disclosed Sales, Marketing and Customer Service expenses are now combined with the previously disclosed General and Administrative expenses within the newly represented Selling, General and Administrative expenses. The change in presentation was made to better align the Company’s results with industry standards.  Cost of construction services continues to be broken out separately and all depreciation and amortization continues to be shown separately.

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company prospectively adopted this accounting standard in 2021.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which required entities to make specific annual disclosures about transactions with a government. The new standard is effective for fiscal years beginning after December 15, 2021. We are currently evaluating the impact of the standard, but we do not expect it to have a material impact on our disclosures.

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized. Mobility and Fixed revenue for postpaid customers is generally billed one month in advance and recognized over the period that the corresponding service is rendered to customers. To the extent the service is not provided by the reporting date the amount is recognized as a contract liability. Prepaid service, including Mobility services, sold to customers is recorded as deferred revenue prior to the commencement of services. Contract liabilities are recorded in advanced payments and deposits and other liabilities on the Company’s balance sheets.

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

The Company has certain Carrier Services roaming agreements that contain stand-ready performance obligations and management allocates transaction value to performance obligations based on the standalone selling price. The standalone selling price is the estimated price the Company would charge for the good or service with similar customers in similar circumstances. Management determined the performance obligations were obligations to make the service continuously available and will recognize revenue evenly over the service period.

Contract assets and liabilities consisted of the following (amounts in thousands)

	March 31, 2022	December 31, 2021	$ Change	% Change
Contract asset – current	$4,123	$4,805	$(682)	(14)%
Contract asset – noncurrent	890	900	(10)	(1)%
Contract liability – current	(23,756)	(25,332)	1,576	6%
Contract liability – noncurrent	(78,861)	(81,391)	2,530	3%
Net contract liability	$(97,604)	$(101,018)	$3,414	3%

The contract asset – current is included in prepayments and other current assets and the contract asset – noncurrent is included in other assets on the Company’s balance sheet. The contract liability – current is included in advance payments and deposits and the contract liability – noncurrent is included in other liabilities on the Company’s balance sheet. The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and recognition of deferred revenue. During the three months ended March 31, 2022, the Company recognized revenue of $15.0 million related to its December 31, 2021 contract liability and amortized $0.7 million of the December 31, 2021 contract asset into revenue.

Contract Acquisition Costs

The March 31, 2022 balance sheet includes contract acquisition costs of $5.1 million in other assets. During the three months ended March 31, 2022 and 2021, the Company amortized $0.8 million and $0.6 million, respectively, of contract acquisition costs.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear Mobility contracts, which include a promotional discount, Managed Services contracts, and the Company’s Carrier Services construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $350 million and $369 million at March 31, 2022 and December 31, 2021, respectively. The Company expects to satisfy approximately 52% of the remaining performance obligations and recognize the transaction price within 24 months and the remainder thereafter.

The Company has certain Mobility, Fixed, and Carrier Services contracts where the transaction price is allocated to remaining performance obligations. However, the Company omits these contracts from its disclosure by applying the right to invoice, one year or less, and wholly unsatisfied performance obligation practical expedients.

Disaggregation

The Company's revenue is presented on a disaggregated basis in Note 13 based on an evaluation of disclosures outside the financial statements, information regularly reviewed by the chief operating decision makers for evaluating the financial performance of operating segments and other information that is used for performance evaluation and resource allocations. This includes revenue from Communication Services, Construction, and Other revenue. Communication Services revenue is further disaggregated into business and consumer Mobility, business and consumer Fixed, Carrier Services, and Other services. Other revenue is further disaggregated into Renewable Energy and,

Managed Services revenue. This disaggregation of revenue depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Receivables

The Company records an estimate of future credit losses in conjunction with the revenue transaction based on the information available including historical experience and management’s expectations of future conditions. Those estimates will be updated as additional information becomes available. The Company’s allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.

At March 31, 2022 the Company had gross accounts receivable of $129.7 million and an allowance for credit losses of $15.0 million. The receivable under the FirstNet Agreement totaled $44.5 million of which $4.3 million was current and $40.2 million was long-term. At December 31, 2021, the Company had gross accounts receivable of $131.4 million and an allowance for credit losses of $13.9 million. The receivable under the FirstNet Agreement totaled $43.8 million, of which $4.1 million was current and $39.7 million was long-term. The Company monitors receivables through the use of historical operating data adjusted for expectation of future performance as appropriate. Activity in the allowance for credit losses is below:

	Three months ended March 31, 2022	Three months ended March 31, 2021

Balance at beginning of period	$13,885	$12,121
Current period provision for expected losses	1,913	1,122
Write-offs charged against the allowance	(862)	(354)
Recoveries collected	108	124
Balance at end of period	$15,044	$13,013

4. LEASES

Lessee Disclosure

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between 3 and 10 years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended March 31, 2022	Three months ended March 31, 2021
Operating lease cost:
Operating lease cost	$6,142	$4,225
Short-term lease cost	509	408
Variable lease cost	804	1,065
Total operating lease cost	$7,455	$5,698

Finance lease cost:
Amortization of right-of-use asset	$797	$574
Variable costs	248	196
Interest costs	102	-
Total finance lease cost	$1,147	$770

During the three month periods ended March 31, 2022 and 2021, the Company paid $5.6 million and $3.5 million, respectively for operating lease liabilities. During the three months ended March 31, 2022, the Company recorded $3.7 million of operating lease liabilities arising from ROU assets. During the three months ended March 31, 2021, the Company recorded $2.2 million of operating lease liabilities arising from ROU assets.

At March 31, 2022, finance leases with a cost of $28.1 million and accumulated amortization of $11.1 million were included in property, plant and equipment. During the three months ended March 31, 2022, the Company paid $0.3 million of financing cash flows and $0.1 million of operating cash flows for finance lease liabilities and recorded $0.8 million of additional finance lease liabilities. Additionally, during the three months ended March 31, 2022, the Company disposed of a finance lease with a net book value of $1.0 million recording a loss for that amount. At March 31, 2022, finance leases had a lease liability of $6.5 million, of which $1.1 million was current.

At March 31, 2021, finance leases with a cost of $26.5 million and accumulated amortization of $10.1 million were included in property, plant and equipment. During the three months ended March 31, 2021, the Company recorded $1.1 million of additional finance lease liabilities. At March 31, 2021, finance leases had a lease liability of $2.2 million, of which $0.4 million was current. At December 31, 2021, finance leases with a cost of $30.8 million and accumulated amortization of $12.1 million were included in property, plant and equipment.

The weighted average remaining lease terms and discount rates as of March 31, 2022 and December 31, 2021 are noted in the table below:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	11.3 years	11.3 years
Financing leases	9.6 years	9.5 years

Weighted-average discount rate
Operating leases	5.2%	5.4%
Financing leases	6.2%	6.4%

Maturities of lease liabilities as of March 31, 2022 were as follows (in thousands):

	Operating Leases	Financing Leases
2022 (excluding the three months ended March 31, 2022)	$16,310	$1,092
2023	18,466	1,463
2024	16,996	1,354
2025	14,156	1,132
2026	10,047	532
Thereafter	68,363	3,145
Total lease payments	144,338	8,718
Less imputed interest	(42,399)	(2,211)
Total	$101,939	$6,507

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Financing Leases
2022	$20,474	$1,269
2023	17,941	1,278
2024	16,634	1,169
2025	13,640	975
2026	9,610	484
Thereafter	65,902	3,145
Total lease payments	144,201	8,320
Less imputed interest	(42,333)	(2,268)
Total	$101,868	$6,052

As of March 31, 2022, the Company did not have any material operating or finance leases that have not yet commenced.

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its cell sites and buildings. For the three months ended March 31, 2022 the Company recorded $1.0 million of lease income from agreements in which the Company is the lessor. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated:

2022 (excluding the three months ended March 31, 2022)	$4,042
2023	4,807
2024	4,406
2025	4,288
2026	3,916
Thereafter	10,455
Total future lease payments	$31,914

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

The Company funded the acquisition with cash on hand, debt, and a contribution from the Freedom 3 Investors. The Company borrowed, through multiple financing transactions, a net of $283 million. On the Closing Date, the lenders advanced to Merger Sub (a) the full $210 million aggregate amount of the Alaska Term Loan (as defined below) in a single borrowing and (b) $10 million of the Alaska Revolving Facility (as defined below). The Company incurred $6.6 million of debt issuance and debt discount costs. Also, to fund the Merger Consideration in part, the Company drew a net $63.0 million under its revolving credit facility under the 2019 CoBank Credit Facility (as defined below). Lastly, the Freedom 3 Investors contributed $71.5 million in conjunction with the Merger. The Company has accounted for the Freedom 3 Investment as redeemable noncontrolling interests in its consolidated financial statements. On the Closing Date, the redeemable noncontrolling interests consisted of $22.6 million of redeemable common units, $48.3 million of redeemable preferred units, and $0.6 million of warrants to purchase common units. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The redeemable preferred units carry a 9% preferred dividend which compounds quarterly. The preferred units contain a put option allowing the holder to sell the preferred units to a subsidiary of the Company at the unpaid issue price plus unpaid dividends. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. Lastly, the Company issued warrants in the Alaska Communications operations allowing the holders to purchase an additional 3% of the common units at a fixed price.

The fair value of the common units remained at $22.6 million at March 31, 2022, unchanged from the value at July 22, 2021. The value of the preferred units was $51.4 million at March 31, 2022 which consists of the original issue price of $48.3 million and $3.1 million of accrued preferred dividends. The value of the warrants was $0.6 million at March 31, 2022, unchanged from July 22, 2021.

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

The Company’s statement of operations for the three months ended March 31, 2022 includes $58.3 million of revenue and $2.8 million of losses before taxes attributable to the Alaska Transaction, excluding transaction fees. The Company incurred $11.0 million of transaction related charges pertaining to legal, accounting, consulting services, and employee related costs associated with the transaction, of which $0.5 million were incurred during the three months ended March 31, 2022.

The following table reflects unaudited pro forma operating results of the Company for the three months ended March 31, 2021 assuming the transaction occurred on January 1, 2020. The unaudited pro forma amounts adjust Alaska Communications’ results to reflect the depreciation and amortization that would have been recorded assuming the fair value adjustments to fixed assets and intangible assets had been applied from January 1, 2020. Additionally, all transaction costs associated with the Alaska Transaction were recorded on January 1, 2020 in the unaudited pro forma results. Lastly, the unaudited pro forma results were adjusted to reflect changes to the acquired entities’ financial structure related to the transaction. Specifically, the pre-Close debt of $164.6 million, and associated interest, was removed and $283.0 million of transaction debt, and associated interest, was included in the unaudited pro forma results. In addition, the pro forma results included the allocation of income and accrual of preferred dividends to the redeemable noncontrolling interest.

	Three months ended
	March 30, 2021
	As Reported	Pro Forma

Revenue	$124,510	$185,178
Net Income attributable to ATN International, Inc. Stockholders	$2,706	$1,034

Earnings Per Share
Basic	$0.17	$(0.01)
Diluted	$0.17	$(0.01)

The unaudited pro forma adjustments decreased net income attributable to ATN International, Inc. Stockholders by $1.7 million for the three months ended March 31, 2021. The increase was due to an increase from the net income of the Alaska Communications operations excluding transaction costs offset by increased acquisition related depreciation and amortization expenses.

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

The Company reported a loss on sale of $21.5 million during the year ended December 31, 2020 due to the Vibrant Transaction. The Company recorded transaction costs of $1.3 million on the Vibrant Transaction, of which $0.7 million was recorded during the year ended December 31, 2020 and $0.6 million was recorded during the year ended December 31, 2021. The consideration received includes $19.5 million of cash and $3.9 million of receivables related to the amounts held in escrow and earn out consideration. The Company has recorded $11.8 million pursuant to an equity method investment with respect to its remaining 33% ownership interest in Vibrant. The Company is assessing earn out and escrow amounts which will be finalized in 2023. During the year ended December 31, 2021, the Company recorded additional losses of $1.6 million related to the ongoing working capital, escrow, and contingent consideration assessment. The Company has 24 months after the close of the transaction to satisfy the conditions necessary to receive the earn-out consideration.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

	March 31, 2022
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$3,164	$—	$—	$3,164
Short term investments	300	—	—	300
Other investments	—	—	2,024	2,024
Alaska Communications redeemable common units	—	—	(22,640)	(22,640)
Warrants on Alaska Communications redeemable common units	—	—	(559)	(559)
Interest rate swap	—	(279)	—	(279)
Total assets and liabilities measured at fair value	$3,464	$(279)	$(21,175)	$(17,990)

	December 31, 2021
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$3,301	$—	$—	$3,301
Short term investments	300	—	—	300
Other investments	—	—	1,925	1,925
Alaska Communications redeemable common units	—	—	(22,640)	(22,640)
Warrants on Alaska Communications redeemable common units	—	—	(559)	(559)
Interest rate swap	—	(894)	—	(894)
Total assets and liabilities measured at fair value	$3,601	$(894)	$(21,274)	$(18,567)

During the three months ended March 31, 2022, the fair value of the remaining Level 3 investments increased $0.1 million due to income recognized in the other income line of the Company’s statement of operations.

Certificate of Deposit

As of March 31, 2022 and December 31, 2021 this asset class consisted of a time deposit at a financial institution denominated in US dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of March 31, 2022 and December 31, 2021, this asset class consisted of a money market portfolio that comprises Federal government and US Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Other Investments

In 2019, the Company made a $14.4 million investment in a renewable energy partnership as a tax equity investor. In 2020, the Company received an investment tax credit of $12.0 million from its investment and will receive future cash distributions from the partnership’s operations. The Company elected the deferral method to account for the credit and elected the fair value option to account for the equity investment. The Company’s investment had a fair value of $2.0 million at March 31, 2022, and $1.9 million at December 31, 2021. The asset is classified within Level 3 of the fair value hierarchy. The Company used the income approach to fair value the investment and the inputs consisted of a discount rate and future cash flows calculated based on the investment attributes.

Also in 2019, the Company made an investment in an early-stage venture through the acquisition of a convertible debt instrument. The instrument converted into equity during the first quarter of 2021. Upon conversion the Company accounted for the investment under the cost method of accounting as the investment does not have a readily determinable fair value. Prior to conversion, the Company accounted for the investment under the fair value option using Level 3 inputs. The book value of the investment remained unchanged at $16.5 million at March 31, 2022 and December 31, 2021.

The Company also holds investments in equity securities consisting of noncontrolling investments in privately held companies. These investments, over which the Company does not have the ability to exercise significant influence, are without readily determinable fair values. The investments are measured at cost, less any impairment, adjusted for observable price changes of similar investments of the same issuer. Fair value is not estimated for these investments if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment. The carrying value of the investment was $6.1 million and $1.3 million at March 31, 2022 and December 31, 2021, respectively. This increase of $4.8 million is due to a gain recognized from an observable price change in the security during the three months ended March 31, 2022. These investments are included with other assets on the consolidated balance sheets.

Equity Method Investments

In the first quarter of 2020, the Company increased its ownership in one investment of a privately held company to approximately 24% of the outstanding voting equity through an additional $2.8 million investment. With this investment the Company obtained the ability to exercise significant influence over the investee and began accounting for the investment under the equity method of accounting including the recording of its share of the investee’s earnings or losses. The carrying value of the investment was $14.8 million at March 31, 2022 and December 31, 2021, respectively. The value remained unchanged from the December 31, 2021 balance due to $0.4 million of the Company’s share of investee losses offset by currency gains of $0.4 million. The investment is included with other assets on the consolidated balance sheets.

In the first quarter of 2021, the Company began to account for its former India solar operations under the equity method of accounting. Subsequent to the close of the Vibrant Transaction in January 2021, the value of the investment decreased from $13.9 million at December 31, 2021 to $13.4 million at March 31, 2022. The decrease of $0.5 million was due to currency losses of $0.2 million and operating losses of $0.3 million.

Redeemable Common Units and Warrants

The Company issued redeemable common units, and warrants to purchase additional common units, in a subsidiary of the Company in conjunction with its acquisition of Alaska Communications. (Refer to Note 5). The instruments are redeemable at the option of the holder. Both the common units and warrants to purchase common units are recorded at fair value in the Company’s financial statements. The common units are recorded in redeemable noncontrolling interest and the warrants are recorded in other liabilities on the Company’s balance sheets. The Company calculates the fair value of the instruments using a market approach with Level 3 inputs.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using Level 2 inputs.

The fair value of long-term debt is estimated using Level 2 inputs. At March 31, 2022, the fair value of long-term debt, including the current portion, was $400.8 million and its book value was $394.0 million. At December 31, 2021, the fair value of long-term debt, including the current portion, was $373.7 million and its book value was $366.5 million.

8. LONG-TERM DEBT

On April 10, 2019, the Company entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (the “2019 CoBank Credit Facility”).  The 2019 CoBank Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $18.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of March 31, 2022.  The 2019 CoBank Credit Facility matures on April 10, 2024.

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

As of March 31, 2022, the Company was in compliance with all of the financial covenants, had $71.5 million outstanding in borrowings and, net of the $18.0 million of outstanding performance letters of credit, had $110.5 million of availability under the 2019 CoBank Credit Facility.

Alaska Credit Facility

On July 22, 2021, Alaska Communications entered into a Credit Agreement (the “Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a $35.0 million revolving facility (the “Alaska Revolving Facility”) and a $210.0 million initial term loan facility (the “Alaska Term

Loan”). As of March 31, 2022, $210.0 million was outstanding under the Alaska Term Loan and $13.0 million was outstanding under the Alaska Revolving Facility. Both facilities mature on July 22, 2026.

The Company capitalized $6.6 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $5.6 million were unamortized at March 31, 2022.

The Alaska Credit Facility also provides for incremental term loans up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve month Consolidated EBITDA (as defined in the Alaska Credit Facility).

The key terms and conditions of the Alaska Credit Facility include the following:

●	Amounts outstanding bear an interest rate of LIBOR, or a LIBOR replacement rate as applicable, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or an alternate base rate may be selected at a margin that is 1% lower than the counterpart LIBOR margin;

●	Principal repayments are due quarterly commencing in the fourth quarter of 2023 in quarterly amounts as follows: from the fourth quarter of 2023 through the third quarter of 2024, $1.3 million; and from the fourth quarter of 2024 through the third quarter of 2026, $2.6 million. The remaining unpaid balance is due on the final maturity date;

●	Alaska Communications is required to maintain financial ratios subsequent to the closing of the Alaska Transaction, as defined in the Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1, stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1; and

●	The Alaska Credit Facility is non-recourse to the Company and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

Alaska Communication entered into an amortizing interest rate swap that has been designated as a cash flow hedge that has an interest rate of 1.6735% and expires on June 30, 2022.  As of March 31, 2022, the swap had an unamortized notional amount of $119.8 million.

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

As of March 31, 2022, the Company had $42.5 million outstanding, of which $5.3 million was current, and $29.7 million of availability under the Receivables Credit Facility. The Company capitalized $0.9 million of fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.7 million were unamortized at March 31, 2022.

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

As of March 31, 2022, $60.0 million of the Viya Debt remained outstanding and $0.4 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. This covenant will be tested on December 31, 2022.

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

The Company entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which has an original notional amount of $11.0 million, an interest rate of 1.874%, and expires in May 2022.  As of March 31, 2022, the swap had an unamortized notional amount of $3.8 million.

As of March 31, 2022, $3.8 million of the One Communications Debt was outstanding.

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

Both the USF and CAFII programs are subject to certain operational and reporting compliance requirements. The Company believes it is in compliance with these requirements as of March 31, 2022.

The Company recorded the amounts below as communication services revenue for the reported periods:

	Three months ended
	March 31, 2022

	US Telecom	International Telecom	Total

High cost support	$1,056	$2,761	$3,817
CAF II	6,822	—	6,822
Other Programs	5,554	—	5,554
Total	$13,432	$2,761	$16,193

	Three months ended
	March 31, 2021

	US Telecom	International Telecom	Total

High cost support	$311	$4,090	$4,401
CAF II	1,899	—	1,899
Other Programs	2,132	—	2,132
Total	$4,342	$4,090	$8,432

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

RDOF (“Rural Digital Opportunities Fund”)

The Company expects to receive approximately $20.1 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”).  The Company recorded $0.5 million of revenue from the RDOF program in the three months ended March 31, 2022.

Construction Grants

The Company has also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse the Company for its construction costs, is distributed upon completion of a project. As of December 31, 2021, the Company had been awarded approximately $27.9 million of such grants. The Company was awarded $0.4 million of additional grants and cancelled $2.1 million of previously awarded grants in the three months ended March 31, 2022. Of this $28.3 million of awards, the Company has completed its construction obligations on $15.0 million of these projects and $11.2 million of such construction obligations remain with completion deadlines beginning in July 2022. Once these projects are constructed, the Company is obligated to provide service to the participants. The Company expects to meet all requirements associated with these grants.

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

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended
	March 31, 2022		March 31, 2021
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$57	$36	$54	$35
Non-operating expense
Interest cost	565	33	572	41
Expected return on plan assets	(925)	—	(687)	—
Actuarial (gain)/ loss	—	—	—	—
Net periodic pension expense (benefit)	$(303)	$69	$(61)	$76

The Company was not required to make contributions to its pension plans during the three months ended March 31, 2022 and 2021. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions to its pension plans during the three months ended March 31, 2022 and 2021.

11. INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 296.7% and 6.5%, respectively.

The Company recorded an income tax provision of $3.0 million in relation to income before taxes of $1.0 million for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2022 was primarily impacted by the following items: (i) a $0.5 million net increase of unrecognized tax positions recognized discretely, (ii) a $2.1 million net expense recognized discretely to record a valuation allowance on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence, and (iii) the mix of income generated among the jurisdictions in which the Company operates.

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

12. EARNINGS PER SHARE AND REDEEMABLE NONCONTROLLING INTERESTS

Earnings Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Three months ended March 31,
	2022	2021
Numerator:
Net loss attributable to ATN International, Inc. stockholders	(948)	2,706
Less: Preferred dividends	(1,116)	—
Net loss attributable to ATN International, Inc. common stockholders	$(2,064)	$2,706

Denominator:
Weighted-average shares outstanding- Basic	15,708	15,902
Effective of dilutive securities:
Stock options, restricted stock units and performance stock units	—	50
Weighted-average shares outstanding- Diluted	15,708	15,952

For each of the three months ended March 31, 2022 and 2021, the calculations of basic and diluted weighted average shares of common stock outstanding do not include 5,000 shares relating to stock options as the effects of those options were anti-dilutive.

Redeemable Noncontrolling Interests

In connection with the Alaska Transaction, the Company has accounted for the Freedom 3 Investment as redeemable noncontrolling interests in its consolidated financial statements. The redeemable noncontrolling interests consist of $22.6 million of redeemable common units and $48.3 million of redeemable preferred units. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The put option is solely the obligation of Alaska Communications and is nonrecourse to the Company. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The fair value of the common units remained at $22.6 million at March 31, 2022, unchanged from the value at July 22, 2021. The redeemable preferred equity carries a 9% preferred dividend which compounds quarterly. The preferred units contain a put option allowing the holder to sell the preferred units to a subsidiary of the Company at the unpaid issue price plus unpaid dividends. The put option is solely the obligation of the Alaska Communications and is nonrecourse to the Company. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The unpaid preferred dividend was $3.1 million at March 31, 2022.

For the three months ended March 31, 2022, the Company allocated losses of $1.1 million to the redeemable common units representing their proportionate share of operating losses. Additionally, the fair value of the redeemable common units increased by $1.1 million during the three months ended March 31, 2022.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for the three months ended March 31, 2022:

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2021	$50,296	$22,640	$72,936
Accrued preferred dividend	1,116	—	1,116
Allocated net loss	—	(1,092)	(1,092)
Change in fair value	—	1,092	1,092
Balance, March 31, 2022	$51,412	$22,640	$74,052

13. SEGMENT REPORTING

The Company has the following three reportable and operating segments: i) International Telecom, ii) US Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended March 31, 2022

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,616	$374	$—	$—	$3,990
Mobility - Consumer	19,970	1,456	—	—	21,426
Total Mobility	23,586	1,830	—	—	25,416
Fixed - Business	17,254	27,145	—	—	44,399
Fixed - Consumer	41,093	18,968	—	—	60,061
Total Fixed	58,347	46,113	—	—	104,460
Carrier Services	3,402	32,989	—	—	36,391
Other	276	—	—	—	276
Total Communication Services Revenue	85,611	80,932	—	—	166,543
Construction	—	1,987	—	—	1,987
Other
Managed Services	1,176	2,313	—	—	3,489
Total Other Revenue	1,176	2,313	—	—	3,489
Total Revenue	86,787	85,232	—	—	172,019
Depreciation	13,897	18,442	—	953	33,292
Amortization of intangibles from acquisitions	418	2,840	—	—	3,258
Non-cash stock-based compensation	60	90	—	1,311	1,461
Operating income (loss)	11,803	(4,635)	(23)	(7,037)	108

For the Three Months Ended March 31, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$1,197	$576	$—	$—	$1,773
Mobility - Consumer	20,624	2,284	—	—	22,908
Total Mobility	21,821	2,860	—	—	24,681
Fixed - Business	16,634	2,696	—	—	19,330
Fixed - Consumer	42,114	3,674	—	—	45,788
Total Fixed	58,748	6,370	—	—	65,118
Carrier Services	1,883	18,736	—	—	20,619
Other	218	—	—	—	218
Total Communication Services Revenue	82,670	27,966	—	—	110,636
Construction	—	12,306	—	—	12,306
Other
Renewable Energy	—	—	418	—	418
Managed Services	1,150	—	—	—	1,150
Total Other Revenue	1,150	—	418	—	1,568
Total Revenue	83,820	40,272	418	—	124,510
Depreciation	13,429	5,193	188	1,301	20,111
Amortization of intangibles from acquisitions	397	—	—	—	397
Non-cash stock-based compensation	37	15	22	1,262	1,336
Operating income (loss)	13,116	(534)	(662)	(8,571)	3,349

(1)	Corporate and Other items refer to corporate overhead costs and consolidating adjustments

Selected balance sheet data for each of the Company’s segments as of March 31, 2022 and December 31, 2021 consists of the following (in thousands):

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
March 31, 2022
Cash, cash equivalents, and short term investments	$40,101	$29,285	$705	$5,957	$76,048
Total current assets	105,551	108,779	3,653	2,858	220,841
Fixed assets, net	448,064	476,491	—	9,320	933,875
Goodwill	4,835	35,269	—	—	40,104
Total assets	623,497	868,338	17,053	81,819	1,590,707
Total current liabilities	80,857	87,434	356	16,079	184,726
Total debt	63,342	259,159	—	71,500	394,001
December 31, 2021
Cash, cash equivalents, and short term investments	$43,128	$28,486	$659	$7,628	$79,901
Total current assets	108,677	111,741	3,585	8,614	232,617
Fixed assets, net	452,856	480,250	—	10,103	943,209
Goodwill	4,835	35,269	—	—	40,104
Total assets	630,515	877,041	17,481	83,567	1,608,604
Total current liabilities	91,090	108,950	356	20,548	220,944
Total debt	64,243	240,802	—	61,499	366,544

	Capital Expenditures

	International	US	Corporate and
Three months ended March 31,	Telecom	Telecom	Other (1)	Consolidated
2022	$15,170	$19,095	$203	$34,468
2021	10,506	14,939	235	25,680

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

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GTT agreed to with the Government of Guyana. GTT has objected to the NFMU’s proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government’s prior agreement. In 2011, GTT paid the NFMU $2.6 million representing payments in full for 2008, 2009 and 2010. However, by letter dated November 23, 2011, the NFMU stated that it did not concur with GTT’s inference that the amount was payment in full for the specified years as it was NFMU’s continued opinion that the final calculation for spectrum fees was not agreed upon and was still an outstanding issue. By further letter dated November 24, 2011, the NFMU further rejected a proposal that was previously submitted jointly by GTT and another communications provider that outlined a recommended methodology for the calculation of these fees. The NFMU stated that it would prepare its own recommendation for consideration by the Minister of Telecommunications, who would decide the matter. GTT has paid undisputed spectrum fees according to the methodology used for its 2011 payments and has reserved amounts payable according to this methodology. There have been limited further discussions on this subject and GTT has not been given the opportunity to review recommendations made by the NFMU to the Minister on spectrum fee methodology, if any.

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

On May 20, 2021, the Company was served with a notice of application for enforcement of a foreign judgment with respect to a matter brought by the Trinidad & Tobago Electric Commission (“TTEC”) in the High Court of Justice in the Republic of Trinidad and Tobago in August 2013 against the Company and other defendants, alleging breach of contract due to the Company’s failure to pay TTEC in connection with amounts alleged to be owed as reimbursement for cable repair costs. In May 2015, the Company failed to appear in the matter and a default judgment was entered against the Company in the amount of approximately $2.8 million.  In May 2021, TTEC took steps to enforce the judgment by commencing proceedings against GTT in Guyana, however, in May of 2022, the High Court of Guyana denied TTEC’s petition. GTT intends to continue to defend its position against the legitimacy of the claim.

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

With respect to all of the foregoing matters, the Company believes that some adverse outcome is probable and has accordingly accrued $13.3 million as of March 31, 2022 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide critical infrastructure-based communications and related information technology solutions to remote and historically underserved markets in the United States, Bermuda, and the Caribbean. We seek to invest in our existing and new markets for long term growth led by our Glass and Steel and “fiber first” strategies that enables us to bring new or enhanced communications services to markets often overlooked by larger telecommunications providers.

At the holding company level, we oversee the allocation of capital within and among our subsidiaries, affiliates, new investments, and stockholders. We also have developed significant operational expertise and resources that we use to augment the capabilities of our individual operating subsidiaries in our local markets. Over the past 10 years, we have built a platform of resources and expertise to support our operating subsidiaries and to improve their quality of service with greater economies of scale and expertise than would typically be available at the operating subsidiary level. We also provide management, technical, financial, regulatory, and marketing services to our operating subsidiaries and typically receive a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. We also actively evaluate potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, and generally look for those that we believe fit our profile of telecommunications businesses and have the potential to complement our Glass and Steel and  “fiber first” approach in markets while generating steady excess cash flows over extended periods of time. We use the cash generated from our operations to re-invest in organic growth in our existing businesses, to make strategic investments in additional businesses, and to return cash to our investors through dividends or stock repurchases.

For further information about our financial segments and geographical information about our operating revenues and assets, see Notes 1 and 13 to the Consolidated Financial Statements included in this Report.

As of March 31, 2022, we offer the following types of services to our customers:

●	Mobility Telecommunications Services. We offer mobile communications services and equipment (“Mobility”) over our wireless networks to both our business and consumer subscribers. In certain markets, mobility services also includes private network services to business customers and municipalities.

●	Fixed Telecommunications Services. We provide fixed data and voice telecommunications services (“Fixed”) to both our business and consumer subscribers in all of our markets. These services include consumer broadband and high speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. We deliver services (“Carrier Services”) such as wholesale roaming, the leasing of critical network infrastructure such as tower and transport facilities, site maintenance and international long-distance services to other telecommunications providers.

●	Managed Services. We provide information technology services (“Managed Services”) such as network, application, infrastructure and hosting services to both our business and consumer customers to complement our Fixed Services in our existing markets.

Through March 31, 2022, we have identified three operating segments to manage and review our operations and to facilitate investor presentations of our results. These three operating segments are as follows:

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

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of March 31, 2022:

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

The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which are evaluated on an ongoing basis, that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities.  We assessed certain accounting matters and estimates that generally require consideration of forecasted financial information in context with the information and estimates reasonably available to us and the unknown future impacts of COVID-19 as of March 31, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses, the carrying value of goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.

Our assessment of the impact of COVID-19 on our operations did not indicate that there was a material adverse impact to our consolidated financial statements as of and for the three months ended March 31, 2022. However, future assessments of the impacts of COVID-19, as well as other factors, including the possible reinstatement of certain COVID-19 travel-related and stay-at-home restrictions, could result in material adverse impacts to our consolidated financial statements in future reporting periods. For example, we may experience difficulty in procuring network or retail equipment, such as handsets for subscribers, as a result of COVID-19 restrictions. Apart from possible government issued travel restrictions, we currently cannot assess how COVID-19 may influence subscribers’ procurement behavior for services or how that behavior will impact revenues in the foreseeable future.

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

FirstNet Agreement

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we amended in August 2020 and May 2021 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating area in the Western United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time.  Since inception of the project through March 31, 2022, we have recorded $48.8 million in construction revenue, including $2.0 million during 2022, and expect to record an additional $31.0 million to $36.0 million in 2022 as sites are completed.  In 2022, we also expect to record additional costs of construction revenue, as sites are completed, that will approximate that revenue.  Revenues from construction are expected to have minimal impact on operating income. The network build portion of the FirstNet Agreement has continued during the COVID-19 pandemic, but the overall timing of the build schedule has been delayed.

Following acceptance of a cell site, AT&T will own the cell site and we will assign to AT&T any third-party tower lease applicable to such cell site.  If the cell site is located on a communications tower we own, AT&T will pay us pursuant to a separate lease agreement for an initial term of 8 years.  In addition to building the network, we will provide ongoing equipment and site maintenance and high-capacity transport to and from these cell sites for an initial term ending in 2029.

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

Both the USF and CAFII programs are subject to certain operational and reporting compliance requirements. We believe we are in compliance with these requirements as of March 31, 2022.

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

RDOF (“Rural Digital Opportunities Fund”)

We expect to receive approximately $20.1 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”).   We recorded $0.5 million of revenue from the RDOF program in the three months ended March 31, 2022.

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is distributed upon completion of a project. As of December 31, 2021, we had been awarded approximately $27.9 million of such grants. We were awarded $0.4 million of additional grants and cancelled $2.1 million of previously awarded grants during the three months ended March 31, 2022. Of this $28.3 million of awards, we have completed our construction obligations on $15.0 million of these projects and $11.2 million of such construction obligations remain with completion deadlines beginning in July 2022. Once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants.

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

Presentation of Revenue

Effective July 1, 2021, we began to categorize Mobility revenue and Fixed revenue as either “consumer” or “business” based upon the characteristics of our subscribers.  Effective October 1, 2021, the Company’s statement of operations separately reflects Construction Revenue. All periods presented have been adjusted to conform to these presentation updates.

Presentation of Operating Expenses

Effective January 1, 2021, we changed our presentation of operating expenses in the Condensed Consolidated Statements of Operations by combining the previously disclosed Termination and Access Fees with Engineering and Operations as the newly represented Cost of communications services and other. In addition, the previously disclosed Sales, Marketing and Customer Service expenses are now combined with the previously disclosed General and Administrative expenses within the newly represented Selling, General and Administrative expenses. The change in presentation was made to better align our results with industry standards. Cost of construction services continues to be broken out separately and all depreciation and amortization continues to be shown separately.

Selected Segment Financial Information

The following represents selected segment information for the three months ended March 31, 2022 and 2021 (in thousands):

For the Three Months Ended March 31, 2022

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,616	$374	$—	$—	$3,990
Mobility - Consumer	19,970	1,456	—	—	21,426
Total Mobility	23,586	1,830	—	—	25,416
Fixed - Business	17,254	27,145	—	—	44,399
Fixed - Consumer	41,093	18,968	—	—	60,061
Total Fixed	58,347	46,113	—	—	104,460
Carrier Services	3,402	32,989	—	—	36,391
Other	276	—	—	—	276
Total Communication Services Revenue	85,611	80,932	—	—	166,543
Construction	—	1,987	—	—	1,987
Other
Managed Services	1,176	2,313	—	—	3,489
Total Other Revenue	1,176	2,313	—	—	3,489
Total Revenue	86,787	85,232	—	—	172,019

Operating income (loss)	11,803	(4,635)	(23)	(7,037)	108

For the Three Months Ended March 31, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$1,197	$576	$—	$—	$1,773
Mobility - Consumer	20,624	2,284	—	—	22,908
Total Mobility	21,821	2,860	—	—	24,681
Fixed - Business	16,634	2,696	—	—	19,330
Fixed - Consumer	42,114	3,674	—	—	45,788
Total Fixed	58,748	6,370	—	—	65,118
Carrier Services	1,883	18,736	—	—	20,619
Other	218	—	—	—	218
Total Communication Services Revenue	82,670	27,966	—	—	110,636
Construction	—	12,306	—	—	12,306
Other
Renewable Energy	—	—	418	—	418
Managed Services	1,150	—	—	—	1,150
Total Other Revenue	1,150	—	418	—	1,568
Total Revenue	83,820	40,272	418	—	124,510

Operating income (loss)	13,116	(534)	(662)	(8,571)	3,349

(1) Corporate and Other items refer to corporate overhead costs and consolidating adjustments

A comparison of our segment results for the three months ended March 31, 2022, and 2021 is as follows:

International Telecom. Revenues within our International Telecom segment increased $3.0 million, or 3.6%, to $86.8 million from $83.8 million for the three months ended March 31, 2022 and 2021, respectively, as a result of an increase in Fixed and Mobility subscribers within our international markets. In addition, our US Virgin Islands and Bermuda markets recognized an increase in Carrier Services revenue as a result of increased tourism as certain COVID-19 related travel and stay-at-home restrictions were lifted. These increases, however, were partially offset by a $1.3 million reduction in federal support revenues in the US Virgin Islands.

Operating expenses within our International Telecom segment increased by $4.3 million, or 6.1%, to $75.0 million from $70.7 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily the result of an increase in direct costs, primarily roaming expenses due to increased tourism in the US Virgin Islands and Bermuda and equipment expenses due to increased handset sales, and certain costs being incurred during the three months ended March 31, 2022 that were not incurred during the three months ended March 31, 2021 as a result of the impact of COVID-19 restrictions.

As a result, our International Telecom segment’s operating income decreased $1.3 million, or 9.9%, to $11.8 million from $13.1 million for the three months ended March 31, 2022 and 2021, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $44.9 million, or 111.4%, to $85.2 million from $40.3 million for the three months ended March 31, 2022 and 2021, respectively, primarily as a result of $58.3 million associated with the Alaska Transaction partially offset by a $10.3 million reduction in construction revenue related to the FirstNet Transaction as well as a reduction in roaming revenue due to the restructuring of certain carrier contracts in our western United States operations.

Operating expenses within our US Telecom segment increased $49.0 million, or 120.1%, to $89.8 million from $40.8 million for the three months ended March 31, 2022 and 2021, respectively, as a result of $58.4 million being incurred in relation to the Alaska Transaction and increases in other expenses being incurred in connection with both the FirstNet Transaction and the CARES Act-funded build-out of rural broadband operations, partially offset be a decrease in FirstNet construction costs of $10.6 million, In addition, certain costs were incurred during the three months ended March 31, 2022 that were not incurred during the three months ended December 31, 2020 as a result of the impact of COVID-19 restrictions.

As a result of the above, our US Telecom segment’s operating income decreased by $4.1 million to a loss of $4.6 million from a loss of $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

Renewable Energy.  Until the completion of the Vibrant Transaction on January 27, 2021, we distributed generation solar power to commercial and industrial customers under the Vibrant name in India. Accordingly, we did not generate revenue or incur operating expenses within our Renewable Energy segment subsequent to that date. For the three months ended March 31, 2021, we generated revenue, incurred operating expenses and reported an operating loss of $0.4 million, $1.1 million and $0.7 million, respectively.

The following represents a year over year discussion and analysis of our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended		Amount of	Percent
	March 31,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
REVENUE:
Communication services	$166,543	$110,636	$55,907	50.5%
Construction	1,987	12,306	(10,319)	(83.9)
Other	3,489	1,568	1,921	122.5
Total revenue	172,019	124,510	47,509	38.2
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communications services and other	73,011	49,507	23,504	47.5
Cost of construction revenue	2,033	12,606	(10,573)	(83.9)
Selling, general and administrative	56,343	37,693	18,650	49.5
Transaction-related charges	554	730	(176)	(24.1)
Depreciation	33,292	20,111	13,181	65.5
Amortization of intangibles from acquisitions	3,258	397	2,861	n/m
Loss on disposition of long-lived assets	3,420	117	3,303	n/m
Total operating expenses	171,911	121,161	50,750	41.9
Income from operations	108	3,349	(3,241)	(96.8)
OTHER INCOME (EXPENSE):
Interest income	51	(6)	57	n/m
Interest expense	(3,363)	(1,147)	(2,216)	193.2
Other income (expense)	4,199	2,375	1,824	76.8
Other income (expense), net	887	1,222	(335)	(27.4)
INCOME BEFORE INCOME TAXES	995	4,571	(3,576)	(78.2)
Income tax provision	2,952	295	2,657	n/m
NET INCOME (LOSS)	(1,957)	4,276	(6,233)	(145.8)
(Net income) loss attributable to noncontrolling interests, net of tax:	1,009	(1,570)	2,579	(164.3)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(948)	$2,706	$(3,654)	(135.0)%

n/m = not meaningful

Communications Services Revenue

Mobility Revenue. Our Mobility revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing retail mobile voice and data services over our wireless networks as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our retail subscribers. Mobility revenue increased by $0.7 million, or 2.8%, to $25.4 million for the three months ended March 31, 2022 from $24.7 million for the three months ended March 31, 2021. Of this increase, $2.2 million related to an increase in revenue from business customers while revenue from consumers declined by $1.5 million. The increase in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $1.8 million, or 8.3%, to $23.6 million for the three months ended March 31, 2022 from $21.8 million for the three months ended March 31, 2021. Mobility revenue increased in each of our markets as total revenue from business customers increased by $2.4 million which was partially offset by a decline of $0.6 million in revenue from consumers. The increases were the result of improved retail and marketing strategies which lead to an increase in subscribers and equipment sales in certain markets. In addition, the three months ended March 31, 2022 include the results of our handset repair business which we acquired in May 2021. Furthermore, the three months ended March 31, 2021 was negatively affected by the impact that COVID-19 related travel and stay-at-home restrictions had during those three months.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $1.1 million, or 37.9%, to $1.8 million from $2.9 million for the three months ended March 31, 2022 and 2021, respectively. Of this decrease, $0.8 million related to a decrease in revenue from consumers within our retail operations due to a decrease in subscribers while the remaining decrease was the result of a decrease in revenue from our private networks business.

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

Fixed Revenue. Fixed revenue is primarily generated by broadband, voice, and video service revenues provided to retail and business customers over our wireline networks. Fixed revenue within our US Telecom segment also includes revenue from the Connect America Fund Phase II program awards in the western United States and Alaska, as well as revenue from the Alaska Universal Service Fund. Within our International Telecom segment, Fixed revenue also includes funding under the FCC’s High Cost Program in the US Virgin Islands. Fixed revenue increased by $39.4 million, or 60.5%, to $104.5 million from $65.1 million for the three months ended March 31, 2022 and 2021, respectively. Of this increase, $25.1 million relates to revenue from business customers while the remaining increase of $14.3 million pertains to consumers. The increase in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue decreased by $0.4 million, or 0.7%, to $58.3 million from $58.7 million for the three months ended March 31, 2022 and 2021, respectively, primarily as a result of a $1.3 million reduction in revenue from the FCC’s High Cost Program, a decrease in revenue from certain enterprise customers, and a decrease in revenue from video services as a result of a decline in those subscribers. Partially offsetting these decreases was an increase in revenue from fixed broadband fiber subscribers and services to further enable and support remote working in our markets.

●	US Telecom. Fixed revenue within our US Telecom segment increased by $39.7 million, to $46.1 million from $6.4 million for the three months ended March 31, 2022 and 2021, respectively. This increase was related to the Alaska Transaction, which generated $39.4 million of Fixed revenue during the three months ended March 31,

2022, and a $0.3 million increase, within the western United States, related to an increase in usage for both business and consumer subscribers to support remote working and better connectivity during the COVID-19 pandemic.

Fixed revenue within our International Telecom segment may further decrease as a result of the loss of USF funding in the US Virgin Islands, a decrease in demand for our video services due to subscribers using alternative methods to receive video content, and if COVID-19 travel related restrictions are reinstated in some of our international markets. Such decreases, however, may be partially offset as a result of an increase in broadband subscribers as workers continue to shift to remote working, subscribers adopting higher bandwidth offerings at higher price points and in connection with certain new contracts with oil and gas providers in Guyana.

Within our US Telecom segment, Fixed Revenue is expected to increase as both our Alaska operations and our western United States operations further deploy broadband access to both consumers and businesses.

Apart from possible government issued travel restrictions, we currently cannot assess how the impact of any COVID-19 restrictions may influence our subscribers’ procurement behavior for our services or how that behavior will affect our Fixed revenue in the foreseeable future.

Carrier Services Revenue. Carrier Services revenue is generated by both our International Telecom and US Telecom segments. Within our International Telecom segment, Carrier Services revenue includes international long-distance services, roaming revenues generated by other carriers’ customers roaming into our retail markets, transport services and access services provided to other telecommunications carriers. Within our US Telecom segment, Carrier Services revenue includes services provided under the FirstNet Transaction, wholesale roaming revenues, the provision of network switching services, tower lease revenue and other services provided to other carriers. Carrier Services revenue increased by $15.8 million, or 76.7%, to $36.4 million from $20.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $1.5 million, or 78.9%, to $3.4 million from $1.9 million for the three months ended March 31, 2022 and 2021, respectively, as a result of an increase in tourism, primarily within the US Virgin Islands and Bermuda, that resulted in increased roaming revenues.

●	US Telecom. Carrier Services revenue within our US Telecom segment increased by $14.3 million, or 76.5%, to $33.0 million from $18.7 million, for the three months ended March 31, 2022 and 2021, respectively, primarily as a result of the Alaska Transaction, which generated $16.6 million of Carrier Services revenue during 2022 partially offset by the revenue reductions as a result of the restructure of certain carrier contracts in our western United Stated operations.

Within our International Telecom segment, Carrier Services revenue may continue to increase if tourism continues to move toward a return to pre-pandemic levels. Apart from possible government issued travel restrictions, we currently cannot assess how the impact of COVID-19 may influence our subscribers’ procurement behavior for our services or how that behavior will affect our revenues in the foreseeable future. Also, within our International Telecom segment, we expect that Carrier Services revenue from our international long-distance business in Guyana may decrease as consumers seek to use alternative technology services to place long-distance calls. In addition, such revenue may decline as the result of the implementation, by the Government of Guyana, of passed legislation which terminates our right to be the exclusive provider of domestic Fixed and international long-distance service in Guyana. While the loss of our exclusive rights may cause an immediate reduction in our Carrier Services revenue, the complete impact of the new legislation to our operations will not be fully known until the Government of Guyana makes the terms and conditions of licenses issued to two of our competitors available to us. Over the longer term, such declines in Carrier Services revenue may be offset by increased Fixed revenue from broadband services to consumers and enterprises in Guyana, increased Mobility revenue from an increase in regulated local calling rates in Guyana or possible economic growth within that country.

Within our US Telecom segment, Carrier Services revenue may decrease from the impact of continued reduced contractual wholesale roaming rates and imposed revenue caps with our Carrier customers. We believe that maintaining roaming favorable to our carrier customers allows us to preserve revenue for a longer period of time while creating the potential for long-lived shared infrastructure solutions for carriers in areas they may consider to be non-strategic.

The most significant competitive factor we face within our US Telecom segment is the extent to which our carrier customers in our wholesale carrier services business choose to roam on our networks and lease our tower space and transport services or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets. We also face competition from other providers of such shared infrastructure solutions. In the past, we have entered into buildout projects with existing carrier customers to help these customers accelerate the buildout of a given area in exchange for the carrier’s agreement to lease us spectrum in that area and enter into a contract with specific pricing and terms. Historically, these arrangements have differed from our FirstNet Transaction and have typically included a purchase right in favor of the carrier to purchase that portion of the network for a predetermined price, depending on when the right to purchase is exercised.

Other Communications Services Revenue. Other Communications Services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers. Other Communications Services revenue increased to $0.3 million from $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended March 31, 2022 and 2021, Construction revenue decreased to $2.0 million from $12.3 million, respectively, as a result of a decrease in the number of sites completed during 2022 as compared to 2021. As of March 31, 2022, 60% of the cell sites related to the FirstNet Agreement were completed and we expect another 30% of the total build to be completed during 2022 with the remainder to be completed in early 2023.

Other Revenue

Renewable Energy Revenue. Our Renewable Energy segment generated $0.4 million of renewable energy revenue during the three months ended March 31, 2021. We did not generate any renewable energy revenue during the three months ended March 31, 2022 as a result of the Vibrant Transaction.

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services.

Managed Services revenue increased by $2.3 million to $3.5 million from $1.2 million for the three months ended March 31, 2022 and 2021, respectively, as a result of the Alaska Transaction. Our Managed Services revenue in our International Telecom segment remained consistent at approximately $1.2 million for each of the three months ended March 31, 2022 and 2021.

We expect that Managed Services revenue may increase in our both our US and International Telecom segments as a result of our continued effort to sell certain Managed Services solutions to both our consumer and business customers in all of our markets.

Operating Expenses

Cost of communication services and other. Cost of communication services and other are charges that we incur for voice and data transport circuits (in particular, the circuits between our Mobility sites and our switches), internet capacity, video programming costs, access fees we pay to terminate our calls, telecommunication spectrum fees and direct costs associated within our managed services businesses. Cost of communication services and other also includes expenses associated with developing, operating, upgrading and supporting our telecommunications networks, including the salaries and benefits paid to employees directly involved in the development and operation of those businesses, as well as bad debt reserves and the cost of handsets and customer resale equipment incurred by our retail businesses.

Cost of communication services and other increased by $23.5 million, or 47.5%, to $73.0 million from $49.5 million for the three months ended March 31, 2022 and 2021, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other decreased by $0.3 million, or 0.9%, to $34.1 million from $34.4 million, for the three months ended March 31, 2022 and 2021, respectively. This decrease was the result of reduced network maintenance and facility costs partially offset by an increase in roaming expense, due to an increase in related roaming revenues from higher levels of travel and tourism in the US Virgin Islands and Bermuda, as well as an increase in equipment expense as a result of improved retail and marketing strategies which lead to an increase in handset sales.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $24.3 million, or 160.9%, to $39.4 million from $15.1 million for the three months ended March 31, 2022 and 2021, respectively, as a result of the Alaska Transaction which incurred $23.8 million of these costs during 2022 and a $1.5 million increase in data transport costs in connection with the fully constructed cell sites as part of the FirstNet Transaction. These increases were partially offset by decreases in both our private network business and wholesale long-distance voice services businesses.

We expect that cost of communication services and other may increase within both our International and US Telecom segments due to an expected increase in roaming and other termination costs if COVID-19 related travel restrictions continue to be lifted. Within the US Telecom segment, we expect an increase in the expenses associated with our recent funding award under the CARES Act and anticipated expenses in connection with our performance under the construction phase of our FirstNet Transaction which is expected to be completed during early 2023. In addition, we expect cost of services may increase as a result of continued inflationary pressure, issues facing the global supply chain, and geopolitical uncertainty.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. During the three months ended March 31, 2022 and March 31, 2021, cost of construction revenue decreased to $2.0 million from $12.6 million as a result of a decrease in the number of sites completed during 2022 as compared to 2021. As of March 31, 2022, 60% of the cell sites related to the FirstNet Agreement were completed and we expect another 30% of the total build to be completed during 2022 with the remainder to be completed in early 2023.

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

Selling, general and administrative expenses increased by $18.6 million, or 49.3%, to $56.3 million from $37.7 million for the three months ended March 31, 2022 and 2021, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $3.0 million, or 13.3%, to $25.5 million from $22.5 million for the three months ended March 31, 2022 and 2021, respectively. This increase was incurred within certain international markets primarily as a result of an increase in brand positioning costs as well as expenses incurred during the three months ended March 31, 2022 that were reduced during the three months ended March 31, 2021 as a result of the impact of COVID-19.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $16.3 million to $24.2 million from $7.9 million, for the three months ended March 31, 2022 and 2021, respectively, primarily as a result of the Alaska Transaction, which generated $17.8 million of these costs during 2021 partially offset by a decrease in spending within our private network business.

●	Renewable Energy. During the three months ended March 31, 2021, our Renewable Energy segment incurred $0.4 million of selling, general and administrative expenses. This segment did not incur any selling, general and administrative expenses during the three months ended March 31, 2022 as a result of the Vibrant Transaction

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead decreased by $0.3 million, or 4.3%, to $6.6 million from $6.9 million, for the three months ended March 31, 2022 and 2021, respectively, primarily related to reduced professional service expenses and integration costs associated with the completion of the Alaska Transaction that were incurred during 2021.

Within both our International and US Telecom segments, we expect that selling, general and administrative expenses may increase if COVID-19 related travel restrictions continue to be lifted. We also expect an increase in 2022 in these costs as a result of expected costs associated with our recent funding award under the CARES Act and the impact of our performance during the construction phase of the FirstNet Transaction which is expected to be completed during early 2023. Our Corporate Overhead segment may also experience an increase in these expenses to support our expanding operations. In addition, we expect our selling, general, and administrative expenses may increase as a result of continued inflationary pressure, issues facing the global supply chain and geopolitical uncertainty.

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

We incurred $0.6 million and $0.7 million of transaction-related charges during the three months ended March 31, 2022 and 2021, respectively. Transaction-related charges incurred during both 2022 and 2021 were primarily related to the Alaska Transaction.

 Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses increased by $13.2 million, or 65.7%, to $33.3 million from $20.1 million for the three months ended March 31, 2022 and 2021, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $0.5 million, or 3.7%, to $13.9 million from $13.4 million, for the three months ended March 31, 2022 and 2021, respectively. This increase was a result of recent upgrades and expansions to this segment’s network.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $13.2 million to $18.4 million from $5.2 million, for the three months ended March 31, 2022 and 2021, respectively, primarily as a result of the Alaska Transaction.

●	Renewable Energy. Our Renewable Energy segment incurred $0.2 million of depreciation and amortization expenses during the three months ended March 31, 2021. This segment did not incur depreciation and amortization expenses during the three months ended March 31, 2022 as a result of the Vibrant Transaction.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $0.3 million, or 23.1%, to $1.0 million from $1.3 million, for the three months ended March 31, 2022 and 2021, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

We expect depreciation and amortization expense to increase within all of our segments as we acquire tangible assets to expand or upgrade our telecommunications networks.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions include the amortization of customer relationships and trade names related to our completed acquisitions.

Amortization of intangibles from acquisitions increased by $2.9 million to $3.3 million from $0.4 million for the three months ended March 31, 2022 and 2021, respectively, as a result of the Alaska Transaction.

Loss on disposition of long-lived assets.   During the three months ended March 31, 2022, we recorded a loss on the disposition of long-lived assets of $3.4 million. Of this amount, $2.4 million was incurred in our US Telecom segment relating to the disposal of certain assets while $1.0 million was incurred in our International Telecom segment as a result of the modification of agreements for the use of other certain assets.

During the three months ended March 31, 2021, we recorded a loss on the disposition of long-lived assets of $0.1 million, primarily related to the Vibrant Transaction.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances and were nominal amounts during both the three months ended March 31, 2022 and 2021.

Interest expense.   We incur interest expense on the 2019 CoBank Credit Facility, the Alaska Credit Facility, the Viya Debt, the One Communications Debt and the Receivables Credit Facility (each as defined below). Interest expense also includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense increased to $3.4 million from $1.1 million for the three months ended March 31, 2022 and 2021, respectively, as additional interest expense was incurred as a result of an increase in interest rates and for new borrowings under the 2019 CoBank Credit Facility, the Alaska Credit Facility and the Receivables Credit Facility.

We expect that interest expense will increase in future periods as a result of an expected increase in both interest rates and borrowings under the 2019 CoBank Credit Facility and the Receivables Credit Facility.

Other income (expenses).   Other income (expenses) represents miscellaneous non-operational income earned and expenses incurred.

For the three months ended March 31, 2022, other income (expenses) was $4.8 million of income primarily related to gains from our non-controlling investments.

For the three months ended March 31, 2021, other income (expense) was income of $2.4 million which was primarily related to gains from our non-controlling investments partially offset by a net loss on foreign currency transactions.

Income taxes. Our effective tax rate for the three months ended March 31, 2022 and 2021 was 296.7% and 6.5%, respectively.

We recorded an income tax provision of $3.0 million in relation to income before taxes of $1.0 million for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2022 was primarily impacted by the following items: (i) a $0.5 million net increase of unrecognized tax positions recognized discretely, (ii) a $2.1 million net expense recognized discretely to record a valuation allowance on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence, and (iii) the mix of income generated among the jurisdictions in which we operate.

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

Net income attributable to noncontrolling interests, net of tax.  Net income attributable to noncontrolling interests, net of tax reflected an allocation of $1.0 million of losses and $1.6 million of income generated by our less than wholly owned subsidiaries for the three months ended March 31, 2022 and 2021, respectively. Changes in net income attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Net income attributable to noncontrolling interests, net of tax decreased by $0.2 million, or 11.8%, to an allocation of $1.5 million of income from an allocation of $1.7 million of income for the three months ended March 31, 2022 and 2021, respectively, primarily as a result of an increase in our ownership in profitable subsidiaries.

●	US Telecom. Net income attributable to noncontrolling interests, net of tax decreased by $3.2 million to an allocation of losses of $2.5 million from an allocation of income of $0.7 million for the three months ended March 31, 2022 and 2021, respectively, as a result of the Alaska Transaction and reduced profitability in certain less than wholly owned subsidiaries within our US Mobility operations.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was a loss of $0.9 million for the three months ended March 31, 2022 as compared to income of $2.7 million for the three months ended March 31, 2021.

On a per diluted share basis, net income (loss) was a loss of $0.13 per diluted share for the three months ended March 31, 2022 (which includes the impact of accrued preferred dividends of $1.1 million) as compared to income of $0.17 per diluted share for the three months ended March 31, 2021.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For a discussion of ongoing proceedings, see Note 14 to the Consolidated Financial Statements in this Report.

Tax Reform

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, has resulted in significant changes to the US corporate income tax system and the US Virgin Islands mirror code which replaces “United States” with “US Virgin Islands” throughout the Internal Revenue Code. The Tax Act transitions international taxation from a worldwide system to a modified territorial system and includes two base erosion prevention measures on non-US earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to US taxation as global intangible low taxed income (“GILTI”), eliminates the deduction of certain payments made to related foreign corporations, and imposes a minimum tax if greater than regular tax under the base-erosion and anti-abuse tax (“BEAT”). These changes became effective beginning in 2018 but did not have an impact on us in the initial or following years. Based on our forecasted income for 2022, we are not currently projecting a GILTI inclusion. We do not expect we will be subject to BEAT and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the quarter ended March 31, 2022.

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

Total liquidity.  As of March 31, 2022, we had approximately $77.1 million in cash, cash equivalents, restricted cash and short-term investments. Of this amount, $32.3 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $394.0 million of debt, net of unamortized deferred financing costs, as of March 31, 2022. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

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

Cash used in investing activities. Cash used in investing activities was $34.5 million and $7.9 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, the entire $34.5 million of cash used in investing activities related to capital expenditures. For the three months ended March 31, 2021, we used $25.7 million and $4.2 million for capital expenditures and strategic investments, respectively. Partially offsetting the 2021 expenditures were cash receipts of $18.6 million and $3.3 million for the receipt of the proceeds from the Vibrant Transaction and from government grants, respectively.

 Cash provided by (used in) financing activities.   Net cash provided by financing activities relating to the Alaska Transaction and FirstNet Agreement was an aggregate of $18.0 million and $10.8 million during the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we received $11.0 million in net borrowings (net of $13.0 million of repayments of those borrowings) under the Alaska Credit Facility and, relating to the construction phase of the FirstNet Agreement, we borrowed a net $7.0 million (net of $1.0 million of repayments of those borrowings). During the three months ended March 31, 2021 we borrowed $10.8 million under the FirstNet Receivables Credit Facility.

Excluding the impact of the Alaska Transaction and FirstNet Agreement, we were provided with $1.2 million of cash and used $20.9 million of cash relating to financing activities for the three months ended March 31, 2022 and 2021, respectively. This $22.1 million change was the result of an increase of $12.5 million in borrowings under the 2019 CoBank Credit Facility during 2022 as well as reductions in our payments to acquire noncontrolling interests in our less than wholly owned subsidiaries and distributions to those noncontrolling interests of $9.0 million and $3.3 million, respectively. Offsetting those decreases in expenditures were increases in expenditures of $2.8 million for the repayment of long-term debt.

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

For the three months ended March 31, 2022 and 2021, we spent approximately $34.5 million and $25.7 million, respectively, on capital expenditures relating to our telecommunications networks and our business support systems of which $0.2 million and $6.2 million, respectively, are reimbursable. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Three months ended March 31,	Telecom	Telecom	Other (1)	Consolidated
2022	$15,170	$19,095	$203	$34,468
2021	10,506	14,939	235	25,680

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  Such investments primarily relate to the upgrade and expansion of both our Mobility and Fixed telecommunications networks as well as our service delivery platforms. For 2022, we expect capital expenditures to be approximately $150 million to $160 million, net of reimbursable amounts.

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

Dividends.  We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the three months ended March 31, 2022, our Board of Directors declared $2.7 million of dividends to our stockholders which includes a $0.17 per share dividend declared on March 28, 2022 and paid on April 15, 2022. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We repurchased $0.9 million and $0.5 million of our common stock under the 2016 Repurchase Plan during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had $19.5 million authorized and available for share repurchases under the 2016 Repurchase Plan.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $11.4 million for the three months ended March 31, 2022 as compared to $5.3 million for the three months ended March 31, 2021.  The increase of $6.1 million was primarily related to an increase in operating income (excluding a $16.0 million increase in depreciation and amortization expenses and a $3.3 million increase in losses on the disposal of assets) of $16.1 million. Partially offsetting this increase was the greater usage of cash as part of the decline in accrued expenses within our US Telecom segment.

CoBank Credit Facility

On April 10, 2019, we entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (the “2019 CoBank Credit Facility”).  The 2019 CoBank Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $18.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of March 31, 2022.  The 2019 CoBank Credit Facility matures on April 10, 2024.

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

As of March 31, 2022, we were in compliance with all of the financial covenants, had $71.5 million outstanding in borrowings and, net of the $18.0 million of outstanding performance letters of credit, had $110.5 million of availability under the 2019 CoBank Credit Facility.

Alaska Credit Facility

On July 22, 2021, Alaska Communications entered into a Credit Agreement (the “Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a $35.0 million revolving facility (the “Alaska Revolving Facility”) and a $210.0 million initial term loan facility (the “Alaska Term Loan”). As of March 31, 2022, $210.0 million was outstanding under the Alaska Term Loan and $13.0 million was outstanding under the Alaska Revolving Facility. Both facilities mature on July 22, 2026.

We capitalized $6.6 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $5.6 million were unamortized at March 31, 2022.

The Alaska Credit Facility also provides for incremental term loans up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve month Consolidated EBITDA (as defined in the Alaska Credit Facility).

The key terms and conditions of the Alaska Credit Facility include the following:

●	Amounts outstanding bear an interest rate of LIBOR, or a LIBOR replacement rate as applicable, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or an alternate base rate may be selected at a margin that is 1% lower than the counterpart LIBOR margin;

●	Principal repayments are due quarterly commencing in the fourth quarter of 2023 in quarterly amounts as follows: from the fourth quarter of 2023 through the third quarter of 2024, $1.3 million; and from the fourth quarter of 2024 through the third quarter of 2026, $2.6 million. The remaining unpaid balance is due on the final maturity date;

●	Alaska Communications is required to maintain financial ratios as defined in the Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1., stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1; and

●	The Alaska Credit Facility is non-recourse to the Company and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

Alaska Communication entered into an amortizing interest rate swap that has been designated as a cash flow hedge that has an interest rate of 1.6735% and expires on June 30, 2022.  As of March 31, 2022, the swap had an unamortized notional amount of $119.8 million.

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

As of March 31, 2022, we had $42.5 million outstanding, of which $5.3 million was current, and $29.7 million of availability under the Receivables Credit Facility. We capitalized $0.9 million of fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.7 million were unamortized at March 31, 2022.

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

As of March 31, 2022, $60.0 million of the Viya Debt remained outstanding and $0.4 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. This covenant will be tested on December 31, 2022.

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

We entered into an amortizing interest rate swap that has been designated as a cash flow hedge, which has an original notional amount of $11.0 million, an interest rate of 1.874%, and expires in May 2022.  As of March 31, 2022, the swap had an unamortized notional amount of $3.8 million.

As of March 31, 2022, $3.8 million of the One Communications Debt was outstanding.

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

In addition, the 2019 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2022, we were in compliance with all of the financial covenants of the 2019 CoBank Credit Facility.

Capital markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications and renewable energy industries, our financial performance, the state of the capital markets and our compliance with SEC requirements for the offering of securities.

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the three months ended March 31, 2022 and 2021, we recorded $0.2 million and $0.1 million, respectively, in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

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

Recent Accounting Pronouncements

See Note 2 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Critical Accounting Estimates

There were no changes to critical accounting estimates from those disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, we had $161.7 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our 2019 CoBank Credit Facility.

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Part I, Item 1A “Risk Factors” of our 2021 Annual Report on Form 10-K. The risks described herein and in our 2021 Annual Report on Form 10-K, as amended, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We have $19.5 million available to be repurchased under that plan as of March 31, 2022.

The following table reflects the repurchases by us of our common stock during the quarter ended March 31, 2022:

					(d)
					Maximum
					Number (or
				(c)	Approximate
			(b)	Total Number of	Dollar Value) of
	(a)		Average	Shares Purchased	Shares that May
	Total Number		Price	as Part of Publicly	be Purchased
	of Shares		Paid per	Announced Plans	Under the Plans or
Period	Purchased		Share	or Programs	Programs
January 1, 2022— January 31, 2022	23,714		$39.70	23,714	$19,451,514
February 1, 2022 — February 28, 2022	—		—	—	19,451,514
March 1, 2022 — March 31, 2022	32,570	(1)	34.89	—	19,451,514

(1)	Represents shares purchased on March 7, 2022, March 9, 2022, March 11, 2022 and March 13, 2022 from our executive officers and other employees who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock units at such date. These shares were not purchased under the 2016 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 5. Other Information

None

Item 6. Exhibits:

10.1*	Amendment to Loan Agreement dated May 5, 2022 between ATN VI Holdings, LLC and Rural Telephone Finance Cooperative.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101).

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

ATN International, Inc.

Date: May 10, 2022	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: May 10, 2022	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer