Form 10-Q
period 2022-06-30
ATN International, Inc.
filed 2022-08-08
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had outstanding 15,763,341 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended June 30, 2022

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations, including our expectations regarding the benefits of our acquisition of Alaska Communications; the impact of federal support program revenues; expectations regarding future revenue, operating income, EBITDA and capital expenditures; the competitive environment in our key markets, demand for our services and industry trends; our expectations regarding construction progress under our agreement as part of the FirstNet Transaction and the effect such progress will have on our financial results; expectations regarding litigation; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to successfully transition our U.S. Telecom business away from wholesale wireless to other carrier and consumer-based services; (2) our ability to replace and remove all ZTE equipment in our U.S. network, as required by the FCC in a timely and cost-effective manner; (3) the general performance of our operations, including operating margins, revenues, capital expenditures, and the retention of and future growth of our subscriber base and average revenue per user; (4) our ability to realize cost synergies and expansion plans for our newly acquired Alaska Communications business; (5) our ability to satisfy the needs and demands of our major carrier customers; (6) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes in the telecommunications industry; (7) government funding and subsidy program availability and regulation of our businesses, which may impact our revenue, expansion plans and operating costs; (8) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (9) economic, political and other risks and opportunities facing our operations, including those resulting from the pandemic, geopolitical tensions, including the invasion of Ukraine, and from inflation, including increased costs and supply chain disruptions; (10) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (11) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals; (12) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage for these assets; (13) increased competition;  (14) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (15) our continued access to capital and credit markets; and (16) our ability to successfully complete our pending acquisition of Sacred Wind Enterprises and recognize the expected benefits of such acquisition.  These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” in each of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022, and the other reports we file from time to time with the SEC.  We undertake no obligation and have no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$71,061	$79,601
Restricted cash	1,099	1,096
Short-term investments	300	300
Accounts receivable, net of allowances for credit losses of $15.7 million and $13.9 million, respectively	70,627	73,701
Customer receivable	6,239	4,145
Inventory, materials and supplies	9,238	10,177
Prepayments and other current assets	65,716	63,597
Total current assets	224,280	232,617
Fixed Assets:
Property, plant and equipment	1,801,867	1,748,092
Less accumulated depreciation	(861,594)	(804,883)
Net fixed assets	940,273	943,209
Telecommunication licenses, net	113,766	113,766
Goodwill	40,104	40,104
Intangible assets, net	37,847	44,294
Operating lease right-of-use assets	115,103	118,843
Customer receivable - long term	39,855	39,652
Other assets	84,526	76,119
Total assets	$1,595,754	$1,608,604
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3,759	$4,665
Current portion of customer receivable credit facility	5,326	4,620
Accounts payable and accrued liabilities	129,140	151,463
Dividends payable	2,680	2,672
Accrued taxes	9,261	5,681
Current portion of lease liabilities	16,779	16,201
Advance payments and deposits	36,839	35,642
Total current liabilities	203,784	220,944
Deferred income taxes	18,400	21,460
Lease liabilities, excluding current portion	88,828	91,719
Other liabilities	135,103	142,033
Customer receivable credit facility, net of current portion	35,243	30,148
Long-term debt, excluding current portion	352,319	327,111
Total liabilities	833,677	833,415
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	52,566	50,296
Common redeemable noncontrolling interests	22,640	22,640
Total redeemable noncontrolling interests	75,206	72,936
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,584,058 and 17,476,542 shares issued, respectively, 15,763,341 and 15,712,941 shares outstanding, respectively	172	172
Treasury stock, at cost; 1,820,716 and 1,763,601 shares, respectively	(73,828)	(71,714)
Additional paid-in capital	195,432	192,132
Retained earnings	465,112	475,887
Accumulated other comprehensive income	4,231	4,773
Total ATN International, Inc. stockholders’ equity	591,119	601,250
Noncontrolling interests	95,752	101,003
Total equity	686,871	702,253
Total liabilities, redeemable noncontrolling interests and equity	$1,595,754	$1,608,604

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
REVENUE:
Communication services	$171,795	$112,964	$338,338	$223,599
Construction	3,297	9,325	5,283	21,632
Other	4,405	1,576	7,896	3,144
Total revenue	179,497	123,865	351,517	248,375
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	77,860	48,479	150,871	97,986
Cost of construction revenue	3,286	9,535	5,319	22,142
Selling, general and administrative	59,178	40,652	115,519	78,344
Transaction-related charges	412	1,396	966	2,126
Depreciation and amortization	33,817	19,739	67,109	39,849
Amortization of intangibles from acquisitions	3,250	416	6,508	813
(Gain) Loss on disposition of long-lived assets	(28)	743	3,392	861
Total operating expenses	177,775	120,960	349,684	242,121
Income from operations	1,722	2,905	1,833	6,254
OTHER INCOME (EXPENSE)
Interest income	—	46	3	40
Interest expense	(4,278)	(1,137)	(7,593)	(2,285)
Other income	(2,724)	(66)	1,474	2,309
Other income (expense), net	(7,002)	(1,157)	(6,116)	64
INCOME BEFORE INCOME TAXES	(5,280)	1,748	(4,283)	6,318
Income tax provision	(3,971)	(1,542)	(1,018)	(1,247)
NET INCOME (LOSS)	(1,309)	3,290	(3,265)	7,565
Net income (loss) attributable to noncontrolling interests, net of tax expense (benefit) of $0 million, $0.3 million, $(0.5) million, and $0.4 million, respectively.	784	(1,271)	1,794	(2,842)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(525)	$2,019	$(1,471)	$4,723
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(0.11)	$0.13	$(0.24)	$0.30
Diluted	$(0.11)	$0.13	$(0.24)	$0.30
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,749	15,912	15,736	15,907
Diluted	15,749	15,921	15,736	15,930
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.17	$0.17	$0.34	$0.34

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

(In Thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(1,309)	$3,290	$(3,265)	$7,565
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,680)	(370)	(1,423)	(410)
Reclassification of loss on pension settlement, net of $(0.8) million of tax	915	—	915	—
Unrealized gain (loss) on derivatives	(199)	29	(34)	60
Other comprehensive income (loss), net of tax	(964)	(341)	(542)	(350)
Comprehensive income (loss)	(2,273)	2,949	(3,807)	7,215
Less: Comprehensive income (loss) attributable to noncontrolling interests	784	(1,271)	1,794	(2,842)
Comprehensive income (loss) attributable to ATN International, Inc.	$(1,489)	$1,678	$(2,013)	$4,373

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Redeemable Noncontrolling Interests			Total Equity
	Redeemable	Redeemable	Total		Treasury	Additional		Redeemable	Other	ATNI	Non-
	Preferred	Common	Redeemable	Common	Stock,	Paid In	Retained	Common	Comprehensive	Stockholders’	Controlling	Total
	Units	Units	Noncontrolling Interests	Stock	at cost	Capital	Earnings	Units	Income/(Loss)	Equity	Interests	Equity
Balance, March 31, 2022	$51,412	$22,640	$74,052	$172	$(73,795)	$193,164	$470,056	$—	$5,195	$594,792	$98,768	$693,560
Purchase of 831 shares of common stock	—	—	—	—	(33)	—	—	—	—	(33)	—	(33)
Stock-based compensation	—	—	—	—	—	2,435	—	—	—	2,435	133	2,568
Dividends declared on common stock ($0.17 per common share)	—	—	—	—	—	—	(2,678)	—	—	(2,678)	(1,113)	(3,791)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	—	—	—	—	11	11
Repurchase of noncontrolling interests	—	—	—	—	—	(167)	—	—	—	(167)	(1,850)	(2,017)
Accrued dividend - redeemable preferred units	1,154	—	1,154	—	—	—	(1,154)	—	—	(1,154)	—	(1,154)
Deemed dividend - redeemable common units	—	587	587	—	—	—	(587)	587	—	—	—	—
Comprehensive income:
Net income (loss)	—	(587)	(587)	—	—	—	(525)	(587)	—	(1,112)	(197)	(1,309)
Other comprehensive income	—	—	—	—	—	—	—	—	(964)	(964)	—	(964)
Total comprehensive income (loss)	—	(587)	(587)	—	—	—	(525)	(587)	(964)	(2,076)	(197)	(2,273)
Balance, June 30, 2022	$52,566	$22,640	$75,206	$172	$(73,828)	$195,432	$465,112	$—	$4,231	$591,119	$95,752	$686,871

Balance, March 31, 2021	$—	$—	$—	$172	$(61,677)	$186,930	$516,897	$—	$269	$642,591	$99,678	$742,269
Purchase of 37,428 shares of common stock	—	—	—	—	(1,711)	—	—	—	—	(1,711)	—	(1,711)
Stock-based compensation	—	—	—	—	—	2,150	—	—	—	2,150	25	2,175
Dividends declared on common stock ($0.17 per common share)	—	—	—	—	—	—	(2,708)	—	—	(2,708)	(958)	(3,666)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	—	—	—	—	329	329
Repurchase of noncontrolling interests	—	—	—	—	—	(74)	—	—	—	(74)	(1,085)	(1,159)
Comprehensive income:
Net income	—	—	—	—	—	—	2,019	—	—	2,019	1,271	3,290
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(341)	(341)	—	(341)
Total comprehensive income (loss)	—	—	—	—	—	—	2,019	—	(341)	1,678	1,271	2,949
Balance, June 30, 2021	$—	$—	$—	$172	$(63,388)	$189,006	$516,208	$—	$(72)	$641,926	$99,260	$741,186

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Total Redeemable Noncontrolling Interests			Total Equity
	Redeemable	Redeemable	Total		Treasury	Additional		Redeemable	Other	ATNI	Non-
	Preferred	Common	Redeemable	Common	Stock,	Paid In	Retained	Common	Comprehensive	Stockholders’	Controlling	Total
	Units	Units	Noncontrolling Interests	Stock	at cost	Capital	Earnings	Units	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2021	$50,296	$22,640	$72,936	$172	$(71,714)	$192,132	$475,887	$—	$4,773	$601,250	$101,003	$702,253
Purchase of 57,115 shares of common stock	—	—	—	—	(2,114)	—	—	—	—	(2,114)	—	(2,114)
Stock-based compensation	—	—	—	—	—	3,743	—	—	—	3,743	285	4,028
Dividends declared on common stock ($0.34 per common share)	—	—	—	—	—	—	(5,356)	—	—	(5,356)	(1,374)	(6,730)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	—	—	—	—	11	11
Repurchase of noncontrolling interests	—	—	—	—	—	(443)	—	—	—	(443)	(4,057)	(4,500)
Accrued dividend - redeemable preferred units	2,270	—	2,270	—	—	—	(2,270)	—	—	(2,270)	—	(2,270)
Deemed dividend - redeemable common units		1,678	1,678	—	—	—	(1,678)	1,678	—	—	—	—
Comprehensive income:
Net income (loss)	—	(1,678)	(1,678)	—	—	—	(1,471)	(1,678)	—	(3,149)	(116)	(3,265)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(542)	(542)	—	(542)
Total comprehensive income	—	(1,678)	(1,678)	—	—	—	(1,471)	(1,678)	(542)	(3,691)	(116)	(3,807)
Balance, June 30, 2022	$52,566	$22,640	$75,206	$172	$(73,828)	$195,432	$465,112	$—	$4,231	$591,119	$95,752	$686,871

Balance, December 31, 2020	$—	$—	$—	$172	$(59,456)	$187,754	$516,901	$—	$278	$645,649	$108,687	$754,336
Purchase of 81,406 shares of common stock	—	—	—	—	(3,932)	—	—	—	—	(3,932)	—	(3,932)
Stock-based compensation	—	—	—	—	—	3,413	—	—	—	3,413	98	3,511
Investments made by minority shareholders	—	—	—	—	—	—	—	—	—	—	329	329
Dividends declared on common stock ($0.34 per common share)	—	—	—	—	—	—	(5,416)	—	—	(5,416)	(2,488)	(7,904)
Repurchase of noncontrolling interests	—	—	—	—	—	(2,161)	—	—	—	(2,161)	(10,208)	(12,369)
Comprehensive income:
Net income	—	—	—	—	—	—	4,723	—	—	4,723	2,842	7,565
Other comprehensive income	—	—	—	—	—	—	—	—	(350)	(350)	—	(350)
Total comprehensive income	—	—	—	—	—	—	4,723	—	(350)	4,373	2,842	7,215
Balance, June 30, 2021	$—	$—	$—	$172	$(63,388)	$189,006	$516,208	$—	$(72)	$641,926	$99,260	$741,186

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In Thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$(3,265)	$7,565
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	67,109	39,849
Amortization of acquisition intangibles	6,508	813
Provision for doubtful accounts	3,153	2,299
Amortization of debt discount and debt issuance costs	1,004	337
Loss on disposition of long-lived assets	3,392	861
Stock-based compensation	4,028	3,511
Deferred income taxes	(3,871)	(3,236)
Gain on equity investments	(3,401)	(1,793)
Loss on pension settlement	1,725	—
Unrealized gain on foreign currency	—	(81)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(81)	1,226
Customer receivable	(2,298)	(21,586)
Prepaid income taxes	6,206	—
Accrued taxes	3,227	(1,360)
Materials and supplies, prepayments, and other current assets	(12,868)	(73)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(9,970)	(1,745)
Other assets	(3,291)	782
Other liabilities	(6,587)	91
Net cash provided by operating activities	50,720	27,460
Cash flows from investing activities:
Capital expenditures	(71,204)	(35,424)
Reimbursable capital expenditures	(3,894)	(6,508)
Purchases of strategic investments	(1,400)	(5,242)
Receipt of capital government grants	—	3,292
Sale of businesses, net of transferred cash of $0 and $0.9 million, respectively	1,835	18,597
Net cash used in investing activities	(74,663)	(25,285)
Cash flows from financing activities:
Dividends paid on common stock	(5,348)	(5,411)
Distributions to noncontrolling interests	(1,375)	(4,488)
Finance lease payment	(574)	—
Term loan - repayments	(938)	(1,883)
Revolving credit facility – borrowings	49,000	—
Revolving credit facility – repayments	(24,500)	—
Proceeds from customer receivable credit facility	8,000	17,582
Repayment of customer receivable credit facility	(2,258)	(384)
Purchases of common stock – stock- based compensation	(1,169)	(1,713)
Purchases of common stock – share repurchase plan	(941)	(2,219)
Investments made by minority shareholders in consolidated affiliates	11	—
Repurchases of noncontrolling interests	(4,502)	(12,699)
Net cash provided by (used in) financing activities	15,406	(11,215)
Net change in cash, cash equivalents, and restricted cash	(8,537)	(9,040)
Total cash, cash equivalents, and restricted cash, beginning of period	80,697	104,997
Total cash, cash equivalents, and restricted cash, end of period	$72,160	$95,957
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$13,303	$11,990

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

The Company is a provider of digital infrastructure and communications services in the United States and internationally, including the Caribbean region, with a focus on rural and remote markets with a growing demand for infrastructure investments. The Company’s operating subsidiaries today primarily provide: (i) advanced wireless and wireline connectivity to residential, business and government customers, including a range of high-speed Internet and data services, fixed and mobile wireless solutions, and video and voice services; and (ii) carrier and enterprise communications services, such as terrestrial and submarine fiber optic transport, and communications tower facilities.

At the holding company level, the Company oversees the allocation of capital within and among its subsidiaries, affiliates, new investments, and stockholders. The Company also has developed significant operational expertise and resources that it uses to augment the capabilities of its individual operating subsidiaries in its local markets. Over the past 10 years, the Company has built a platform of resources and expertise to support its operating subsidiaries and to improve their quality of service with greater economies of scale and expertise than would typically be available at the operating subsidiary level. The Company also provides management, technical, financial, regulatory, and marketing services to its operating subsidiaries and typically receives a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. The Company also actively evaluates potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, and generally looks for those that it believes fit the Company’s profile of telecommunications businesses and have the potential to complement its “Glass and Steel” and “fiber first” approach in markets while generating steady excess cash flows over extended periods of time. The Company uses the cash generated from its operations to re-invest in organic growth in its existing businesses, to make strategic investments in additional businesses, and to return cash to its investors through dividends or stock repurchases.

As of June 30, 2022, the Company offered the following types of services to its customers:

●	Mobility Telecommunications Services. The Company offers mobile communications services and equipment over its wireless networks to both its business and consumer subscribers.

●	Fixed Telecommunications Services. The Company provides fixed data and voice telecommunications services to both its business and consumer subscribers in all of its markets. These services include consumer broadband and high speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. The Company delivers services to other telecommunications providers such as wholesale roaming, the leasing of critical network infrastructure such as tower and transport facilities, site maintenance and international long-distance services.

●	Managed Services. The Company provides information technology services such as network, application, infrastructure and hosting services to both its business and consumer customers to complement its fixed services in its existing markets.

Through June 30, 2022, the Company has identified three operating segments to manage and review its operations and to facilitate investor presentations of its results. These three operating segments are as follows:

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

United States, the Company also provides mobility services to enterprise and consumer customers.

●	Renewable Energy. In India, the Company provided distributed generation solar power to commercial and industrial customers through January 27, 2021. See Disposition of International Solar Business for further details.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served during the three months ended June 30, 2022:

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

The preparation of the condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions, which are evaluated on an ongoing basis, which may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities.  The Company assessed certain accounting matters and estimates that generally require consideration of forecasted financial information in context with the information and estimates reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses, the carrying value of goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.

The Company’s assessment of the impact of COVID-19 on its operations did not indicate that there was a material adverse impact to its consolidated financial statements as of and for the three and six months ended June 30, 2022. However, future assessments of the impacts of COVID-19, as well as other factors, including the possible reinstatement of certain COVID-19 travel-related and stay-at-home restrictions, could result in material adverse impacts to its consolidated financial statements in future reporting periods. For example, the Company may experience difficulty in procuring network or retail equipment, such as handsets for subscribers, as a result of COVID-19 restrictions and related supply chain challenges.  In addition, there is increased uncertainty related to predicting subscribers’ procurement behavior for services.

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

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company prospectively adopted this accounting standard in 2021. The adoption of ASC 2021-08 will result in the recognition of larger deferred revenue balances in future acquisitions.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which required entities to make specific annual disclosures about transactions with a government. The new standard is effective for fiscal years beginning after December 15, 2021. The adoption of ASU 2021-10 did not have a material impact on the Company’s disclosures. Going forward the Company will evaluate the disclosure requirements based on its participation in government programs.

3. REVENUE RECOGNITION AND RECEIVABLES

Revenue Accounted for in Accordance with Other Guidance

The Company records revenue in accordance with ASC 606 from contracts with customers and ASC 842 from lease agreements, as well as government grants. Lease revenue recognized under ASC 842 is disclosed in Note 4 and government grant revenue is disclosed in Note 9.

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the periods presented below.

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Services transferred over time	$154,680	$104,488	$308,272	$206,520
Goods and services transferred at a point in time	11,867	11,876	18,188	27,272
Total revenue accounted for under ASC 606	166,547	116,364	326,460	233,792

Contract Assets and Liabilities

The Company recognizes contract assets and liabilities on its balance sheet. Contract assets represent unbilled amounts typically resulting from consumer Mobility contracts with both a multiyear service period and a promotional discount. In these contracts, the revenue recognized exceeds the amount billed to the customer. The current portion of the contract asset is recorded in prepayments and other current assets and the noncurrent portion is included in other assets on the Company’s balance sheets.

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

In July 2019, the Company entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) and subsequently entered into amendments in August 2020, May 2021 and August 2022 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, the Company is building a portion of AT&T’s network for the First Responder Network Authority in or near the Company’s current operating areas in the western United States (the “FirstNet Transaction”). The FirstNet Transaction includes construction and service performance obligations. The Company allocated the transaction price of the FirstNet Agreement to each performance obligation based on the relative standalone selling price of each performance obligation in the contract. The standalone selling price is the estimated price the Company would charge for the good or service in a separate transaction with similar customers in similar circumstances. The current portion of receivables under this agreement is recorded in customer receivable and the long-term portion is recorded in customer receivable long-term on the Company’s balance sheet.

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

Contract assets and liabilities consisted of the following (amounts in thousands)

	June 30, 2022	December 31, 2021	$ Change	% Change
Contract asset – current	$3,502	$4,805	$(1,303)	(27)%
Contract asset – noncurrent	906	900	6	1%
Contract liability – current	(25,181)	(25,332)	151	1%
Contract liability – noncurrent	(75,919)	(81,391)	5,472	7%
Net contract liability	$(96,692)	$(101,018)	$4,326	4%

The contract asset – current is included in prepayments and other current assets and the contract asset – noncurrent is included in other assets on the Company’s balance sheet. The contract liability – current is included in advance payments and deposits and the contract liability – noncurrent is included in other liabilities on the Company’s balance sheet. The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and recognition of deferred revenue. During the six months ended June 30, 2022, the Company recognized revenue of $20.4 million related to its December 31, 2021 contract liability and amortized $1.4 million of the December 31, 2021 contract asset into revenue.

Contract Acquisition Costs

The June 30, 2022 balance sheet includes contract acquisition costs of $5.9 million in other assets. During the three and six months ended June 30, 2022, the Company amortized $0.8 million and $1.6 million, respectively, of contract acquisition costs. During the three and six months ended June 30, 2021, the Company amortized $0.6 million and $1.2 million, respectively, of contract acquisition costs.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear Mobility contracts, which include a promotional discount, Managed Services contracts, and the Company’s Carrier Services construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $332 million and $369 million at June 30, 2022 and December 31, 2021, respectively. The Company expects to satisfy approximately 51% of the remaining performance obligations and recognize the transaction price within 24 months and the remainder thereafter.

The Company has certain Mobility, Fixed, and Carrier Services contracts where the transaction price is allocated to remaining performance obligations. However, the Company omits these contracts from its disclosure by applying the right to invoice, one year or less, and wholly unsatisfied performance obligation practical expedients.

Disaggregation

The Company's revenue is presented on a disaggregated basis in Note 13 based on an evaluation of disclosures outside the financial statements, information regularly reviewed by the chief operating decision makers for evaluating the financial performance of operating segments and other information that is used for performance evaluation and resource allocations. This includes revenue from Communication Services, Construction, and Other revenue. Communication Services revenue is further disaggregated into business and consumer Mobility, business and consumer Fixed, Carrier Services, and Other services. Other revenue is further disaggregated into Renewable Energy and Managed Services revenue. This disaggregation of revenue depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

At June 30, 2022, the Company had gross accounts receivable of $132.4 million, an allowance for credit losses of $15.7 million and a receivable under the FirstNet Agreement totaling $46.1 million of which $6.2 million was current and $39.9 million was long-term. At December 31, 2021, the Company had gross accounts receivable of $131.4 million, an allowance for credit losses of $13.9 million and a receivable under the FirstNet Agreement totaling $43.8 million, of which $4.1 million was current and $39.7 million was long-term. The Company monitors receivables through the use of historical operating data adjusted for expectation of future performance as appropriate. Activity in the allowance for credit losses is below:

	Six months ended June 30, 2022	Six months ended June 30, 2021

Balance at beginning of period	$13,885	$12,121
Current period provision for expected losses	3,153	2,299
Write-offs charged against the allowance	(1,497)	(1,196)
Recoveries collected	208	267
Balance at end of period	$15,749	$13,491

4. LEASES

Lessee Disclosure

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between three and 10 years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost:
Operating lease cost	$6,194	$4,248	$12,337	$8,473
Short-term lease cost	645	729	1,154	1,137
Variable lease cost	642	1,016	1,446	2,080
Total operating lease cost	$7,481	$5,993	$14,937	$11,690

Finance lease cost:
Amortization of right-of-use asset	$782	$615	$1,579	$1,190
Variable costs	210	197	458	392
Interest costs	95	—	197	—
Total finance lease cost	$1,087	$812	$2,234	$1,582

During the six month periods ended June 30, 2022 and 2021, the Company paid $10.8 million and $7.6 million, respectively, for operating lease liabilities. During the six months ended June 30, 2022 and 2021, the Company recorded $5.1 million and $6.3 million, respectively, of operating lease liabilities arising from ROU assets.

At June 30, 2022, finance leases with a cost of $27.2 million and accumulated amortization of $12.0 million were included in property, plant and equipment. During the three months ended June 30, 2022, the Company paid $0.6 million of financing cash flows and $0.1 million of operating cash flows for finance lease liabilities and recorded $0.2 million of additional finance lease liabilities. Additionally, during the six months ended June 30, 2022, the Company disposed of a finance lease with a net book value of $1.0 million recording a loss for that amount. At June 30, 2022, finance leases had a lease liability of $5.8 million, of which $0.9 million was current.

During the six months ended June 30, 2021, the Company recorded $1.4 million of additional finance lease liabilities. At December 31, 2021, finance leases with a cost of $30.8 million and accumulated amortization of $12.1 million were included in property, plant and equipment.

The weighted average remaining lease terms and discount rates as of June 30, 2022 and December 31, 2021 are noted in the table below:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	11.3 years	11.3 years
Financing leases	9.7 years	9.5 years

Weighted-average discount rate
Operating leases	5.4%	5.4%
Financing leases	6.5%	6.4%

Maturities of lease liabilities as of June 30, 2022 were as follows (in thousands):

	Operating Leases	Financing Leases
2022 (excluding the six months ended June 30, 2022)	$11,451	$651
2023	18,831	1,307
2024	17,294	1,198
2025	14,461	992
2026	10,349	547
Thereafter	69,233	3,145
Total lease payments	141,619	7,840
Less imputed interest	(41,765)	(2,085)
Total	$99,854	$5,755

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Financing Leases
2022	$20,474	$1,269
2023	17,941	1,278
2024	16,634	1,169
2025	13,640	975
2026	9,610	484
Thereafter	65,902	3,145
Total lease payments	144,201	8,320
Less imputed interest	(42,333)	(2,268)
Total	$101,868	$6,052

As of June 30, 2022, the Company did not have any material operating or finance leases that have not yet commenced.

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its cell sites and buildings. For the three and six months ended June 30, 2022 the Company recorded $1.9 million and $2.9 million, respectively, of lease income from agreements in which the Company is the lessor. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated:

2022 (excluding the six months ended June 30, 2022)	$2,776
2023	5,024
2024	4,633
2025	4,518
2026	4,179
Thereafter	10,758
Total future lease payments	$31,888

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

6. ACQUISITIONS AND DISPOSITIONS

US Telecom

Pending Acquisition of Sacred Wind Enterprises

On July 26, 2022, the Company, via its newly formed wholly owned subsidiary Alloy, Inc. (“Alloy”), entered into a stock purchase agreement (the “Purchase Agreement”) to acquire all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), a rural telecommunications provider in New Mexico. Under the Purchase Agreement, the Company will contribute all of its ownership interests in its Commnet Wireless business to Alloy, and issue Alloy equity to the Sacred Wind stockholders representing the combined ownership of Sacred Wind and Commnet. The acquisition is subject to certain closing conditions, including the receipt of required third party and regulatory approvals such as approval of the Federal Communications Commission . Under the Purchase Agreement, Sacred Wind will keep in place its approximately $32 million in debt and the Company will issue consideration of a combination of $24 million in cash, the issuance of $13 million of equity representing an approximate 6% in Alloy, Inc. In addition, the Purchase Agreement includes certain earn-outs, the accounting for which will be determined upon the Company’s completion of the acquisition, to be paid to the Sacred Wind stockholders.

The Company believes that the acquisition of Sacred Wind will expand the Company’s infrastructure reach and broadband services in the rural Southwest and increase its wholesale carrier, residential and business broadband services.

The acquisition of Sacred Wind is expected to close subject to Federal Communications Commission and other required approvals in the fourth quarter of 2022 or first quarter of 2023.

Completed Acquisition of Alaska Communications

On July 22, 2021 (“Closing Date”), the Company completed the acquisition of Alaska Communications Systems Group, Inc. (“Alaska Communications”) pursuant to the terms of the Merger Agreement whereby Alaska Communications became a consolidated subsidiary of the Company (the “Alaska Transaction”). At completion of the acquisition, each Alaska Communications common share was converted into the right to receive $3.40 per share in cash representing a total value of $353.3 million of cash and consideration payable (“Merger Consideration”). The consideration transferred consists of $339.5 million of cash, net of $11.9 million of cash and restricted cash acquired and $1.9 million of accrued consideration representing amounts payable related to stock compensation payable within one year of the close date. The cash consideration was used to purchase $186.8 million of Alaska Communications equity and repay $164.6 million of existing Alaska Communications debt.

The Company funded the acquisition with cash on hand, debt, and a contribution from the Freedom 3 Investors. The Company borrowed, through multiple financing transactions, a net of $283 million. On the Closing Date, the lenders advanced (a) the full $210 million aggregate amount of the Alaska Term Loan (as defined below) in a single borrowing and (b) $10 million of the Alaska Revolving Facility (as defined below). The Company incurred $6.6 million of debt issuance and debt discount costs. Also, to fund the Merger Consideration in part, the Company drew a net $63.0 million under its revolving credit facility under the 2019 CoBank Credit Facility (as defined below). Lastly, the Freedom 3 Investors contributed $71.5 million in conjunction with the Merger. The Company has accounted for the Freedom 3 Investment as redeemable noncontrolling interests in its consolidated financial statements. On the Closing Date, the redeemable noncontrolling interests consisted of $22.6 million of redeemable common units, $48.3 million of redeemable preferred units, and $0.6 million of warrants to purchase common units. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The redeemable preferred units carry a 9% preferred dividend which compounds quarterly. The preferred units contain a put option allowing the holder to sell the preferred units to a subsidiary of the Company at the unpaid issue price plus unpaid dividends. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. Lastly, the Company issued warrants in the Alaska Communications operations allowing the holders to purchase an additional 3% of the common units at a fixed price.

The fair value of the common units remained at $22.6 million at June 30, 2022, unchanged from the value at July 22, 2021. The value of the preferred units was $52.6 million at June 30, 2022 which consists of the original issue price of $48.3 million and $4.3 million of accrued preferred dividends. The value of the warrants was $0.6 million at June 30, 2022, unchanged from July 22, 2021.

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

The acquired fixed assets are comprised of telecommunication equipment located in Alaska and the western United States. The fixed assets were valued using the income and cost approaches. Cash flows were discounted between 4% and 14% based on the risk associated with the cash flows to determine fair value under the income approach. The fixed assets have useful lives ranging from 2 to 30 years. The intangible assets consist of $34.9 million of customer relationships and $9.5 million of trade name. The intangible assets were valued using an income approach based on data specific to Alaska Communications as well as market participant assumptions where appropriate. The estimated fair value of the customer relationships was determined using the multi-period excess earnings method. The estimated fair value of the trade name was determined using the relief from royalty method. The useful lives of the customer relationships and trade name are five and 15 years, respectively. The acquired receivables consist of trade receivables incurred in the ordinary course of business. The Company expects to collect the full amount of the receivables. Other liabilities includes $81.5 million of deferred revenue from long term customer contracts. The Company adopted ASU 2021-08 in 2021, which requires contract liabilities to be accounted for consistently with how they were recognized and measured in the acquiree’s financial statements. As a result, the acquired deferred revenue was recorded at Alaska Communications’ book value as of the Closing Date.

The Company’s statement of operations for the three months ended June 30, 2022 includes $62.6 million of revenue and $1.5 million of losses before taxes attributable to the Alaska Transaction, excluding transaction fees. The Company’s statement of operations for the six months ended June 30, 2022 includes $120.9 million of revenue and $4.3 million of losses before taxes attributable to the Alaska Transaction, excluding transaction fees. The Company incurred $11.2 million of transaction related charges pertaining to legal, accounting, consulting services, and employee related costs associated with the transaction, of which $0.2 million and $0.8 million were incurred during the three and six months ended June 30, 2022, respectively.

The following table reflects unaudited pro forma operating results of the Company for the three and six months ended June 30, 2021 assuming the transaction occurred on January 1, 2020. The unaudited pro forma amounts adjust Alaska Communications’ results to reflect the depreciation and amortization that would have been recorded assuming the fair value adjustments to fixed assets and intangible assets had been applied from January 1, 2020. Additionally, all transaction costs associated with the Alaska Transaction were recorded on January 1, 2020 in the unaudited pro forma results. Lastly, the unaudited pro forma results were adjusted to reflect changes to the acquired entities’ financial structure related to the transaction. Specifically, the pre-closing debt of $164.6 million, and associated interest, was removed and $283.0 million of transaction debt, and associated interest, was included in the unaudited pro forma results. In addition, the pro forma results included the allocation of income and accrual of preferred dividends to the redeemable noncontrolling interest.

	Three months ended		Six months ended
	June 30, 2021		June 30, 2021
	As Reported	Pro Forma	As Reported	Pro Forma

Revenue	$123,865	$185,508	$248,375	$370,686
Net Income (loss) attributable to ATN International, Inc. Stockholders	$2,019	$(209)	$4,723	$315

Earnings (loss) Per Share
Basic	$0.13	$(0.09)	$0.30	$(0.13)
Diluted	$0.13	$(0.09)	$0.30	$(0.13)

The unaudited pro forma adjustments decreased net income attributable to ATN International, Inc. Stockholders by $2.2 million and $4.4 million for the three and six months ended June 30, 2021, respectively. The decrease was due to an increase from the net income of the Alaska Communications operations excluding transaction costs offset by increased acquisition related depreciation and amortization expenses.

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

The Company reported a loss on sale of $21.5 million during the year ended December 31, 2020 due to the Vibrant Transaction. The Company recorded transaction costs of $1.3 million on the Vibrant Transaction, of which $0.7 million was recorded during the year ended December 31, 2020 and $0.6 million was recorded during the year ended December 31, 2021. The consideration received includes $19.5 million of cash and $3.9 million of receivables related to the amounts held in escrow and earn out consideration. The Company has recorded $11.8 million pursuant to an equity method investment with respect to its remaining 33% ownership interest in Vibrant. The Company is assessing earn out and escrow amounts which will be finalized in 2023. During the year ended December 31, 2021, the Company recorded additional losses of $1.6 million related to the ongoing working capital, escrow, and contingent consideration assessment. During the three months ended June 30, 2022, the Company received $1.8 million of amounts previously held in escrow. The Company has 24 months after the close of the transaction to satisfy the conditions necessary to receive the earn-out consideration.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	June 30, 2022
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$2,822	$—	$—	$2,822
Short term investments	300	—	—	300
Other investments	—	—	1,961	1,961
Alaska Communications redeemable common units	—	—	(22,640)	(22,640)
Warrants on Alaska Communications redeemable common units	—	—	(559)	(559)
Total assets and liabilities measured at fair value	$3,122	$—	$(21,238)	$(18,116)

	December 31, 2021
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$3,301	$—	$—	$3,301
Short term investments	300	—	—	300
Other investments	—	—	1,925	1,925
Alaska Communications redeemable common units	—	—	(22,640)	(22,640)
Warrants on Alaska Communications redeemable common units	—	—	(559)	(559)
Interest rate swap	—	(894)	—	(894)
Total assets and liabilities measured at fair value	$3,601	$(894)	$(21,274)	$(18,567)

During the six months ended June 30, 2022, the fair value of the remaining Level 3 investments increased $0.1 million due to income recognized in the other income line of the Company’s statement of operations.

Certificate of Deposit

As of June 30, 2022 and December 31, 2021 this asset class consisted of a time deposit at a financial institution denominated in US dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of June 30, 2022 and December 31, 2021, this asset class consisted of a money market portfolio that comprises Federal government and US Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Other Investments

The Company holds investments in equity securities consisting of noncontrolling investments in privately held companies. The investments are accounted for using equity method accounting, the measurement alternative for investments without a readily determinable fair value, or fair value. In the first quarter of 2021, the Company began to account for its former India solar operations under the equity method of accounting. The fair value investments are valued using level 3 inputs and the Company used the income approach to fair value the investment. The inputs consisted of a discount rate and future cash flows calculated based on the investment attributes. A roll forward of the investments is below:

	Investments without a readily determinable fair value	Fair value investments	Equity investments	Total
Balance, December 31, 2021	$17,820	$1,925	$28,699	$48,444
Income recognized	—	205	(1,645)	(1,440)
Contributions / (distributions)	—	(169)	1,400	1,231
Foreign currency loss	—	—	(1,423)	(1,423)
Gain recognized	4,770	—	—	4,770
Balance, June 30, 2022	$22,590	$1,961	$27,031	$51,582

These investments are included with other assets on the consolidated balance sheets.

Redeemable Common Units and Warrants

The Company issued redeemable common units, and warrants to purchase additional common units, in a subsidiary of the Company in conjunction with its acquisition of Alaska Communications (Refer to Note 6). The instruments are redeemable at the option of the holder. Both the common units and warrants to purchase common units are recorded at fair value in the Company’s financial statements. The common units are recorded in redeemable noncontrolling interest and the warrants are recorded in other liabilities on the Company’s balance sheets. The Company calculates the fair value of the instruments using a market approach with Level 3 inputs.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using Level 2 inputs.

The fair value of long-term debt is estimated using Level 2 inputs. At June 30, 2022, the fair value of long-term debt, including the current portion, was $403.5 million and its book value was $396.6 million. At December 31, 2021, the fair value of long-term debt, including the current portion, was $373.7 million and its book value was $366.5 million.

8. LONG-TERM DEBT

On April 10, 2019, the Company entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (the “2019 CoBank Credit Facility”).  The 2019 CoBank Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $26.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of June 30, 2022.  The 2019 CoBank Credit Facility matures on April 10, 2024.

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

As of June 30, 2022, the Company was in compliance with all of the financial covenants, had $78.0 million outstanding in borrowings and, net of the $26.0 million of outstanding performance letters of credit, had $96.0 million of availability under the 2019 CoBank Credit Facility.

Alaska Credit Facility

On July 22, 2021, Alaska Communications entered into a Credit Agreement (the “Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a $35.0 million revolving facility (the “Alaska Revolving Facility”) and a $210.0 million initial term loan facility (the “Alaska Term Loan”). As of June 30, 2022, $210.0 million was outstanding under the Alaska Term Loan and $10.0 million was outstanding under the Alaska Revolving Facility. Both facilities mature on July 22, 2026.

The Company capitalized $6.6 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $5.6 million of such fees were unamortized at June 30, 2022.

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

Alaska Communication’s interest rate swap, which had been designated as a cash flow hedge with an interest rate of 1.6735%, expired on June 30, 2022.

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

As of June 30, 2022, the Company had $41.3 million outstanding, of which $5.3 million was current, and $29.7 million of availability under the Receivables Credit Facility. The Company capitalized $0.9 million of fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.7 million were unamortized at June 30, 2022.

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

As of June 30, 2022, $60.0 million of the Viya Debt remained outstanding and $0.4 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. This covenant will be tested on December 31, 2022.

One Communications Debt

The Company has an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on August 31, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% per annum paid quarterly.

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

As of June 30, 2022, $3.8 million of the One Communications Debt was outstanding.

9. GOVERNMENT SUPPORT AND SPECTRUM MATTERS

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

Both the USF and CAFII programs are subject to certain operational and reporting compliance requirements. The Company believes it is in compliance with these requirements as of June 30, 2022.  Revenue recognized from the USF and CAFII programs is recognized as revenue from government grants.  Revenue from other programs is recognized in accordance with ASC 606.

RDOF (“Rural Digital Opportunities Fund”)

The Company expects to receive approximately $20.1 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”).

The Company recorded the amounts below as communication services revenue for the reported periods:

	Three months ended			Six months ended
	June 30, 2022			June 30, 2022

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$989	$2,761	$3,750	$2,045	$5,522	$7,567
CAF II	6,822	—	6,822	13,644	—	13,644
RDOF	478	—	478	956	—	956
Other Programs	6,167	22	6,189	11,228	37	11,265
Total	$14,456	$2,783	$17,239	$27,873	$5,559	$33,432

	Three months ended			Six months ended
	June 30, 2021			June 30, 2021

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$311	$4,295	$4,606	$622	$8,385	$9,007
CAF II	1,899	—	1,899	3,798	—	3,798
Other Programs	1,777	10	1,787	3,894	25	3,919
Total	$3,987	$4,305	$8,292	$8,314	$8,410	$16,724

In 2018, the FCC initiated a proceeding to replace the High Cost Program support received by Viya in the US Virgin Islands with a new Connect USVI Fund. On November 16, 2020, the FCC announced that Viya was not the recipient of the Connect USVI Fund award and authorized funding to be issued to the new awardee in June 2021. Pursuant to the terms of the program and effective in July 2021, Viya’s annual USF support was reduced from $16.4 million to $10.9 million. In July 2022, this support was scheduled to be reduced again to $5.5 million for the annual period through June 2023. Thereafter, Viya is not expected to receive support under the High Cost Program.

Construction Grants

The Company has also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse the Company for its construction costs, is distributed upon completion of a project. As of December 31, 2021, the Company had been awarded approximately $27.9 million of such grants. The Company was awarded $0.4 million of additional grants and cancelled $2.1 million of previously awarded grants in the six months ended June 30, 2022. Of the $26.2 million of retained awards, the Company has completed its construction obligations on $17.1 million of these projects and $9.1 million of such construction obligations remain with completion deadlines beginning in June 2023. Once these projects are constructed, the Company is obligated to provide service to the participants. The Company expects to meet all requirements associated with these grants.

During July 2022, we were awarded a grant for approximately $10 million to provide fiber connectivity to certain areas within southern Apache County, Arizona.  We are currently assessing the impact that this award will have on our financial statements.

Replace and Remove Program

On July 15, 2022, the Company was notified that it was an approved participant in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks.  Pursuant to the Replace and Remove Program, the Company was allocated up to approximately $207 million in reimbursement amounts to cover documented and approved costs to remove and securely destroy all ZTE communications equipment and services in its U.S. networks and replace such equipment. The Replace and Remove Program requires that the Company complete its first request for reimbursement for services performed under the program no later than July 14, 2023 and that it complete the project no later than one year from submitting its initial reimbursement request. The Company is currently assessing the impact of this program on its financial statements and anticipates that it will be able to meet the deadlines and requirements of the program.

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

CBRS Auction

During the third quarter of 2020, the Company participated in the FCC’s Citizens Broadband Radio Service (CBRS) auction for Priority Access Licenses (PALs) in the 3.5 GHz spectrum band. These PALs are licensed on a county-by-county basis and are awarded for a 10-year renewable term. The Company was a winning bidder for PALs located strategically throughout the United States at a total cost of approximately $20.4 million. In the third quarter of 2022, the Company surrendered a portion of the PALs that it won in the auction in exchange for repayment of the approximately $1.1 million paid for such licenses, and entered into a Consent Decree with the FCC with respect to such surrender and receipt of the remaining licenses. In connection with the awarded licenses, the Company will have to achieve certain CBRS spectrum build out obligations. The Company currently expects to comply with all applicable requirements related to these licenses.

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

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended				Six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$57	$36	$54	$35	$114	$72	$108	$70
Non-operating expense
Interest cost	565	33	572	41	1,130	66	1,144	82
Expected return on plan assets	(925)	—	(687)	—	(1,850)	—	(1,374)	—
Settlements	(1,725)	—	—	—	(1,725)	—	—	—
Net periodic pension expense (benefit)	$(2,028)	$69	$(61)	$76	$(2,331)	$138	$(122)	$152

The Company was not required to make contributions to its pension plans during the six months ended June 30, 2022 and 2021. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions to its pension plans during the three months ended June 30, 2022 and 2021.

11. INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was 75.2% and (88.2%), respectively.

The Company recorded an income tax benefit of $4.0 million in relation to a pretax loss of $5.3 million for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2022 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which the Company operates and (ii) discrete items including a $3.3 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration and a $0.3 million expense for interest on unrecognized tax positions.

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

The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was 23.8% and (19.7%), respectively.

The Company recorded an income tax benefit of $1.0 million in relation to a pretax loss of $4.3 million for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2022 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) a $2.1 million net expense recognized discretely to record a valuation allowance on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $3.3 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, and a $0.8 million expense for interest on unrecognized tax positions.

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

12. EARNINGS PER SHARE AND REDEEMABLE NONCONTROLLING INTERESTS

Earnings Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to ATN International, Inc. stockholders	(525)	2,019	(1,471)	4,723
Less: Preferred dividends	(1,154)	—	(2,270)	—
Net income (loss) attributable to ATN International, Inc. common stockholders	$(1,679)	$2,019	$(3,741)	$4,723

Denominator:
Weighted-average shares outstanding- Basic	15,749	15,912	15,736	15,907
Effective of dilutive securities:
Stock options, restricted stock units and performance stock units	—	9	—	23
Weighted-average shares outstanding- Diluted	15,749	15,921	15,736	15,930

For each of the three and six months ended June 30, 2021, the calculations of basic and diluted weighted average shares of common stock outstanding do not include 5,000 shares relating to stock options as the effects of those options were anti-dilutive.

Redeemable Noncontrolling Interests

In connection with the Alaska Transaction, the Company has accounted for the Freedom 3 Investment as redeemable noncontrolling interests in its consolidated financial statements. The redeemable noncontrolling interests consist of $22.6 million of redeemable common units and $48.3 million of redeemable preferred units. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The put option is solely the obligation of Alaska Communications and is nonrecourse to the Company. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The fair value of the common units remained at $22.6 million at June 30, 2022, unchanged from the value at July 22, 2021. The redeemable preferred equity carries a 9% preferred dividend which compounds quarterly. The preferred units contain a put option allowing the holder to sell the preferred units to a subsidiary of the Company at the unpaid issue price plus unpaid dividends. The put option is solely the obligation of Alaska Communications and is nonrecourse to the Company. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The unpaid preferred dividend was $4.3 million at June 30, 2022.

For the three and six months ended June 30, 2022, the Company allocated losses of $0.6 million and $1.7 million, respectively, to the redeemable common units representing their proportionate share of operating losses. Additionally, the fair value of the redeemable common units increased by $1.7 million during the six months ended June 30, 2022.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for the six months ended June 30, 2022:

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2021	$50,296	$22,640	$72,936
Accrued preferred dividend	2,270	—	2,270
Allocated net loss	—	(1,678)	(1,678)
Change in fair value	—	1,678	1,678
Balance, June 30, 2022	$52,566	$22,640	$75,206

13. SEGMENT REPORTING

The Company has the following three reportable and operating segments: i) International Telecom, ii) US Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended June 30, 2022

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,675	$301	$—	$—	$3,976
Mobility - Consumer	21,279	1,549	—	—	22,828
Total Mobility	24,954	1,850	—	—	26,804
Fixed - Business	16,996	31,866	—	—	48,862
Fixed - Consumer	41,353	19,166	—	—	60,519
Total Fixed	58,349	51,032	—	—	109,381
Carrier Services	3,421	31,753	—	—	35,174
Other	436	—	—	—	436
Total Communication Services Revenue	87,160	84,635	—	—	171,795
Construction	—	3,297	—	—	3,297
Other
Managed Services	1,246	3,159	—	—	4,405
Total Other Revenue	1,246	3,159	—	—	4,405
Total Revenue	88,406	91,091	—	—	179,497
Depreciation	15,074	17,763	—	980	33,817
Amortization of intangibles from acquisitions	394	2,856	—	—	3,250
Non-cash stock-based compensation	56	79	—	2,433	2,568
Operating income (loss)	11,646	(281)	(22)	(9,621)	1,722

For the Three Months Ended June 30, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$1,298	$342	$—	$—	$1,640
Mobility - Consumer	21,456	2,065	—	—	23,521
Total Mobility	22,754	2,407	—	—	25,161
Fixed - Business	16,855	2,031	—	—	18,886
Fixed - Consumer	42,271	3,846	—	—	46,117
Total Fixed	59,126	5,877	—	—	65,003
Carrier Services	2,523	20,038	—	—	22,561
Other	239	—	—	—	239
Total Communication Services Revenue	84,642	28,322	—	—	112,964
Construction	—	9,325	—	—	9,325
Other
Renewable Energy	—	—	—	—	—
Managed Services	1,576	—	—	—	1,576
Total Other Revenue	1,576	—	—	—	1,576
Total Revenue	86,218	37,647	—	—	123,865
Depreciation	13,374	5,079	—	1,286	19,739
Amortization of intangibles from acquisitions	416	—	—	—	416
Non-cash stock-based compensation	10	—	—	2,165	2,175
Operating income (loss)	14,643	(556)	(771)	(10,411)	2,905

For the Six Months Ended June 30, 2022

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$7,291	$674	$—	$—	$7,965
Mobility - Consumer	41,249	3,006	—	—	44,255
Total Mobility	48,540	3,681	—	—	52,220
Fixed - Business	34,250	59,011	—	—	93,261
Fixed - Consumer	82,446	38,136	—	—	120,583
Total Fixed	116,696	97,147	—	—	213,843
Carrier Services	6,823	64,742	—	—	71,565
Other	710	—	—	—	710
Total Communication Services Revenue	172,769	165,569	—	—	338,338
Construction	—	5,283	—	—	5,283
Other
Renewable Energy	—	—	—	—	—
Managed Services	2,422	5,474	—	—	7,896
Total Other Revenue	2,422	5,474	—	—	7,896
Total Revenue	175,191	176,326	—	—	351,517
Depreciation	28,971	36,205	—	1,933	67,109
Amortization of intangibles from acquisitions	812	5,696	—	—	6,508
Non-cash stock-based compensation	116	169	—	3,743	4,028
Operating income (loss)	23,450	(4,914)	(45)	(16,658)	1,833

For the Six Months Ended June 30, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$2,495	$918	$—	$—	$3,413
Mobility - Consumer	42,080	4,349	—	—	46,429
Total Mobility	44,575	5,267	—	—	49,842
Fixed - Business	33,488	4,728	—	—	38,216
Fixed - Consumer	84,385	7,520	—	—	91,905
Total Fixed	117,873	12,248	—	—	130,121
Carrier Services	4,406	38,774	—	—	43,180
Other	456	—	—	—	456
Total Communication Services Revenue	167,310	56,289	—	—	223,599
Construction	—	21,632	—	—	21,632
Other
Construction	—	—	—	—	—
Renewable Energy	—	—	418	—	418
Managed Services	2,726	—	—	—	2,726
Total Other Revenue	2,726	—	418	—	3,144
Total Revenue	170,036	77,921	418	—	248,375
Depreciation	26,803	10,272	188	2,586	39,849
Amortization of intangibles from acquisitions	813	—	—	—	813
Non-cash stock-based compensation	47	—	22	3,442	3,511
Operating income (loss)	27,786	(1,090)	(1,433)	(19,009)	6,254

(1)	Corporate and Other items refer to corporate overhead costs and consolidating adjustments

Selected balance sheet data for each of the Company’s segments as of June 30, 2022 and December 31, 2021 consists of the following (in thousands):

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
June 30, 2022
Cash, cash equivalents, and short term investments	$36,472	$26,867	$133	$7,889	$71,361
Total current assets	107,004	108,005	1,243	8,028	224,280
Fixed assets, net	453,245	478,443	—	8,585	940,273
Goodwill	4,835	35,269	—	—	40,104
Total assets	632,399	864,324	14,970	84,061	1,595,754
Total current liabilities	85,703	91,138	356	26,587	203,784
Total debt	63,378	255,269	—	78,000	396,647
December 31, 2021
Cash, cash equivalents, and short term investments	$43,128	$28,486	$659	$7,628	$79,901
Total current assets	108,677	111,741	3,585	8,614	232,617
Fixed assets, net	452,856	480,250	—	10,103	943,209
Goodwill	4,835	35,269	—	—	40,104
Total assets	630,515	877,041	17,481	83,567	1,608,604
Total current liabilities	91,090	108,950	356	20,548	220,944
Total debt	64,243	240,802	—	61,499	366,544

	Capital Expenditures

	International	US	Corporate and
Six months ended June 30,	Telecom	Telecom	Other (1)	Consolidated
2022	$33,870	$40,804	$424	$75,098
2021	21,843	18,792	1,297	41,932

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

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GTT agreed to with the Government of Guyana. GTT has objected to the NFMU’s proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government’s prior agreement. In 2011, GTT paid the NFMU $2.6 million representing payments in full for 2008, 2009 and 2010. However, by letter dated November 23, 2011, the NFMU stated that it did not concur with GTT’s inference that the amount was payment in full for the specified years as it was NFMU’s continued opinion that the final calculation for spectrum fees was not agreed upon and was still an outstanding issue. By further letter dated November 24, 2011, the NFMU further rejected a proposal that was previously submitted jointly by GTT and another communications provider that outlined a recommended methodology for the calculation of these fees. The NFMU stated that it would prepare its own recommendation for consideration by the Minister of Telecommunications, who would decide the matter. GTT has paid undisputed spectrum fees according to the methodology used for its 2011 payments and has reserved amounts payable according to this methodology. There have been limited further discussions on this subject and GTT has not been given the opportunity to review recommendations to the Minister on spectrum fee methodology, if any.

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

With respect to all of the foregoing matters, the Company believes that some adverse outcome is probable and has accordingly accrued $13.3 million as of June 30, 2022 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

15. SUBSEQUENT EVENTS

See Note 6 for a discussion of our pending acquisition of Sacred Wind Enterprises.

See Note 9 for a discussion regarding government grants to be received for our Southern Apache County Fiber to the Home project and the FCC’s Replace and Remove project.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a provider of digital infrastructure and communications services in the United States and internationally, including the Caribbean region, with a focus on rural and remote markets with a growing demand for infrastructure investments. Our operating subsidiaries today primarily provide: (i) advanced wireless and wireline connectivity to residential, business and government customers, including a range of high-speed Internet and data services, fixed and mobile wireless solutions, and video and voice services; and (ii) carrier and enterprise communications services, such as terrestrial and submarine fiber optic transport, and communications tower facilities.

At the holding company level, we oversee the allocation of capital within and among our subsidiaries, affiliates, new investments, and stockholders. We also have developed significant operational expertise and resources that we use to augment the capabilities of our individual operating subsidiaries in our local markets. Over the past 10 years, we have built a platform of resources and expertise to support our operating subsidiaries and to improve their quality of service with greater economies of scale and expertise than would typically be available at the operating subsidiary level. We also provide management, technical, financial, regulatory, and marketing services to our operating subsidiaries and typically receive a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. We also actively evaluate potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, and generally look for those that we believe fit our profile of telecommunications businesses and have the potential to complement our “Glass and Steel” and  “fiber first” approach in markets while generating steady excess cash flows over extended periods of time. We use the cash generated from our operations to re-invest in organic growth in our existing businesses, to make strategic investments in additional businesses, and to return cash to our investors through dividends or stock repurchases.

For further information about our financial segments and geographical information about our operating revenues and assets, see Notes 1 and 13 to the Consolidated Financial Statements included in this Report.

As of June 30, 2022, we offer the following types of services to our customers:

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

Through June 30, 2022, we have identified three operating segments to manage and review our operations and to facilitate investor presentations of our results. These three operating segments are as follows:

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

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of June 30, 2022:

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

 Pending Acquisition of Sacred Wind Enterprises

On July 26, 2022, we via our newly formed wholly owned subsidiary Alloy, Inc. (“Alloy”), entered into a stock purchase agreement (the “Purchase Agreement”) to acquire all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), a rural telecommunications provider in New Mexico. Under the Purchase Agreement, we will contribute all of our ownership interests in our Commnet Wireless business to Alloy, and issue Alloy equity to the Sacred Wind stockholders representing the combined ownership of Sacred Wind and Commnet. The acquisition is subject to certain closing conditions, including the receipt of required third party and regulatory approvals such as approval of the Federal Communications Commission. Under the Purchase Agreement, Sacred Wind will keep in place its approximately $32 million in debt and we will issue consideration of a combination of $24 million in cash, the issuance of $13 million of equity representing an approximate 6% in Alloy, Inc. In addition, the Purchase Agreement includes certain earn-outs, the accounting for which will be determined upon our completion of the acquisition, to be paid to the Sacred Wind stockholders.

We believe that the acquisition of Sacred Wind will expand our infrastructure reach and broadband services in the rural Southwest and increase our wholesale carrier, residential and business broadband services.

The acquisition of Sacred Wind is expected to close subject to Federal Communications Commission and other required approvals in the fourth quarter of 2022 or first quarter of 2023.

Completed Acquisition of Alaska Communications

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

The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which are evaluated on an ongoing basis, which may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities.  We assessed certain accounting matters and estimates that generally require consideration of forecasted financial information in context with the information and estimates reasonably available to us and the unknown future impacts of COVID-19 as of June 30, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the allowance for credit losses, the carrying value of goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.

Our assessment of the impact of COVID-19 on our operations did not indicate that there was a material adverse impact to our consolidated financial statements as of and for the three months ended June 30, 2022. However, future assessments of the impacts of COVID-19, as well as other factors, including the possible reinstatement of certain COVID-19 travel-related and stay-at-home restrictions, could result in material adverse impacts to our consolidated financial statements in future reporting periods. For example, we may experience difficulty in procuring network or retail equipment, such as handsets for subscribers, as a result of COVID-19 restrictions and related supply chain challenges.  In addition, there is increased uncertainty related to predicting subscribers’ procurement behavior for services.

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

FirstNet Agreement

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we amended in August 2020, May 2021 and August 2022 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating area in the Western United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time.  Since inception of the project through June 30, 2022, we have recorded $52.1 million in construction revenue, including $5.3 million during 2022.  In 2022, we also expect to record additional costs of construction revenue, as sites are completed, that will approximate that revenue.  Revenues from construction are expected to have minimal impact on operating income. The network build portion of the FirstNet Agreement has continued during the COVID-19 pandemic, but the overall timing of the build schedule has been delayed.

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

Both the USF and CAFII programs are subject to certain operational and reporting compliance requirements. We believe we are in compliance with these requirements as of June 30, 2022.

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

RDOF (“Rural Digital Opportunities Fund”)

We expect to receive approximately $20.1 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”).   We recorded $0.5 million and $1.0 million of revenue from the RDOF program during the three and six months ended June 30, 2022, respectively.

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is distributed upon completion of a project. As of December 31, 2021, we had been awarded approximately $27.9 million of such grants. We were awarded $0.4 million of additional grants and cancelled $2.1 million of previously awarded grants during the three months ended June 30, 2022. Of this $26.2 million of retained awards, we have completed our construction obligations on $17.1 million of these projects and $9.1 million of such construction obligations remain with completion deadlines beginning in June 2023. Once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants.

Replace and Remove Program

On July 15, 2022, we were notified that we were an approved participant in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks.  Pursuant to the Replace and Remove Program, we were allocated up to approximately $207 million in reimbursement amounts to cover documented and approved costs to remove and securely destroy all ZTE communications equipment and services in our U.S. networks and replace such equipment. The Replace and Remove Program requires that we complete our first request for reimbursement for services performed under the program no later than July 14, 2023 and that we complete the project no later than one year from submitting our initial reimbursement request. We are currently assessing the impact of this program on our financial statements and anticipates that we will be able to meet the deadlines and requirements of the program.

CBRS Auction

During the third quarter of 2020, we participated in the FCC’s Citizens Broadband Radio Service (CBRS) auction for Priority Access Licenses (PALs) in the 3.5 GHz spectrum band. These PALs are licensed on a county-by-county basis and are awarded for a 10-year renewable term. We were a winning bidder for PALs located strategically throughout the United States at a total cost of approximately $20.4 million. In the third quarter of 2022, we surrendered a portion of the PALs that we won in the auction in exchange for repayment of the approximately $1.1 million paid for such licenses and entered into a Consent Decree with the FCC with respect to such surrender and receipt of the remaining licenses. In connection with the awarded licenses, we will have to achieve certain CBRS spectrum build out obligations. We currently expect to comply with all applicable requirements related to these licenses.

Presentation of Revenue

Effective July 1, 2021, we began to categorize Mobility revenue and Fixed revenue as either “consumer” or “business” based upon the characteristics of our subscribers.  Effective October 1, 2021, our statement of operations separately reflects Construction revenue. All periods presented have been adjusted to conform to these presentation updates.

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

Selected Segment Financial Information

The following represents selected segment information for the three months ended June 30, 2022 and 2021 (in thousands):

For the Three Months Ended June 30, 2022

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,675	$301	$—	$—	$3,976
Mobility - Consumer	21,279	1,549	—	—	22,828
Total Mobility	24,954	1,850	—	—	26,804
Fixed - Business	16,996	31,866	—	—	48,862
Fixed - Consumer	41,353	19,166	—	—	60,519
Total Fixed	58,349	51,032	—	—	109,381
Carrier Services	3,421	31,753	—	—	35,174
Other	436	—	—	—	436
Total Communication Services Revenue	87,160	84,635	—	—	171,795
Construction	—	3,297	—	—	3,297
Other
Managed Services	1,246	3,159	—	—	4,405
Total Other Revenue	1,246	3,159	—	—	4,405
Total Revenue	88,406	91,091	—	—	179,497

Operating income (loss)	11,646	(281)	(22)	(9,621)	1,722

For the Three Months Ended June 30, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$1,298	$342	$—	$—	$1,640
Mobility - Consumer	21,456	2,065	—	—	23,521
Total Mobility	22,754	2,407	—	—	25,161
Fixed - Business	16,855	2,031	—	—	18,886
Fixed - Consumer	42,271	3,846	—	—	46,117
Total Fixed	59,126	5,877	—	—	65,003
Carrier Services	2,523	20,038	—	—	22,561
Other	239	—	—	—	239
Total Communication Services Revenue	84,642	28,322	—	—	112,964
Construction	—	9,325	—	—	9,325
Other
Renewable Energy	—	—	—	—	—
Managed Services	1,576	—	—	—	1,576
Total Other Revenue	1,576	—	—	—	1,576
Total Revenue	86,218	37,647	—	—	123,865

Operating income (loss)	14,643	(556)	(771)	(10,411)	2,905

(1) Corporate and Other items refer to corporate overhead costs and consolidating adjustments

A comparison of our segment results for the three months ended June 30, 2022, and 2021 is as follows:

International Telecom. Revenues within our International Telecom segment increased $2.2 million, or 2.6%, to $88.4 million from $86.2 million for the three months ended June 30, 2022 and 2021, respectively, as a result of an increase in Fixed and Mobility subscribers within all of our international markets. In addition, our US Virgin Islands and Bermuda markets recognized an increase of $0.9 million in Carrier Services revenue as a result of increased tourism as certain COVID-19 related travel and stay-at-home restrictions were lifted. These increases, however, were partially offset by the $1.4 million scheduled step down in federal support revenues in the US Virgin Islands.

Operating expenses within our International Telecom segment increased by $5.2 million, or 7.3%, to $76.8 million from $71.6 million for the three months ended June 30, 2022 and 2021, respectively. The increase in operating expenses was primarily the result of an increase in direct costs, primarily roaming expenses related to increased tourism in the US Virgin Islands and Bermuda, increased equipment costs, an increase in sales and marketing expenses to support the expansion of our subscriber base and additional costs for our continued investment in network expansion and enhancement.

As a result, our International Telecom segment’s operating income decreased $3.0 million, or 20.5%, to $11.6 million from $14.6 million for the three months ended June 30, 2022 and 2021, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $53.5 million, or 142.3%, to $91.1 million from $37.6 million for the three months ended June 30, 2022 and 2021, respectively, primarily as a result of $44.1 million associated with the Alaska Transaction partially offset by a $6.0 million reduction in construction revenue related to the FirstNet Transaction as well as a reduction in roaming revenue due to certain restructured carrier contracts in our western United States operations.

Operating expenses within our US Telecom segment increased $53.2 million to $91.4 million from $38.2 million for the three months ended June 30, 2022 and 2021, respectively, as a result of the Alaska Transaction and increases in other expenses being incurred in connection with both the FirstNet Transaction and the CARES Act-funded build-out of rural broadband operations, partially offset by a decrease in FirstNet construction costs of $6.2 million.

As a result of the above, our US Telecom segment’s operating loss decreased by $0.3 million to a loss of $0.3 million from a loss of $0.6 million for the three months ended June 30, 2022 and 2021, respectively.

Renewable Energy.  Until the completion of the Vibrant Transaction on January 27, 2021, we distributed generation solar power to commercial and industrial customers under the Vibrant name in India. Accordingly, we did not generate revenue or incur operating expenses within our Renewable Energy segment subsequent to that date.

The following represents a year over year discussion and analysis of our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
REVENUE:
Communication services	$171,795	$112,964	$58,831	52.1%
Construction	3,297	9,325	(6,028)	(64.6)
Other	4,405	1,576	2,829	179.5
Total revenue	179,497	123,865	55,632	44.9
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communications services and other	77,860	48,479	29,381	60.6
Cost of construction revenue	3,286	9,535	(6,249)	(65.5)
Selling, general and administrative	59,178	40,652	18,526	45.6
Transaction-related charges	412	1,396	(984)	(70.5)
Depreciation	33,817	19,739	14,078	71.3
Amortization of intangibles from acquisitions	3,250	416	2,834	681.3
(Gain) Loss on disposition of long-lived assets	(28)	743	(771)	(103.8)
Total operating expenses	177,775	120,960	56,815	47.0
Income from operations	1,722	2,905	(1,183)	(40.7)
OTHER INCOME (EXPENSE):
Interest income	—	46	(46)	n/m
Interest expense	(4,278)	(1,137)	(3,141)	276.3
Other income (expense)	(2,724)	(66)	(2,658)	n/m
Other income (expense), net	(7,002)	(1,157)	(5,845)	505.2
INCOME BEFORE INCOME TAXES	(5,280)	1,748	(7,028)	(402.1)
Income tax provision	(3,971)	(1,542)	(2,429)	157.5
NET INCOME (LOSS)	(1,309)	3,290	(4,599)	(139.8)
(Net income) loss attributable to noncontrolling interests, net of tax:	784	(1,271)	2,055	(161.7)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(525)	$2,019	$(2,544)	(126.0)%

n/m = not meaningful

Communications Services Revenue

Mobility Revenue. Our Mobility revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing retail mobile voice and data services over our wireless networks as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our retail subscribers. Mobility revenue increased by $1.6 million, or 6.3%, to $26.8 million for the three months ended June 30, 2022 from $25.2 million for the three months ended June 30, 2021. Of this increase, $2.3 million related to an increase in revenue from business customers while revenue from consumers declined by $0.7 million. The increase in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $2.2 million, or 9.6%, to $25.0 million for the three months ended June 30, 2022 from $22.8 million for the three months ended June 30, 2021. Mobility revenue increased in each of our markets as total revenue from business customers increased by $2.4 million partially offset by a reduction in revenue from consumers of $0.2 million. The net increases were the result of improved retail and marketing strategies which lead to an increase in subscribers in all of our markets and an increase in equipment and services revenues in certain markets.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $0.5 million, or 20.8%, to $1.9 million from $2.4 million for the three months ended June 30, 2022 and 2021, respectively, as a result of a decrease in subscribers within our retail operations.

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

Fixed Revenue. Fixed revenue is primarily generated by broadband, voice, and video service revenues provided to retail and business customers over our wireline networks. Fixed revenue within our US Telecom segment also includes revenue from the Connect America Fund Phase II program awards in the western United States and Alaska, as well as revenue from the Alaska Universal Service Fund. Within our International Telecom segment, Fixed revenue also includes funding under the FCC’s High Cost Program in the US Virgin Islands. Fixed revenue increased by $44.4 million, or 68.3%, to $109.4 million from $65.0 million for the three months ended June 30, 2022 and 2021, respectively. Of this increase, $30.0 million relates to revenue from business customers while the remaining increase of $14.4 million pertains to consumers. The increase in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue decreased by $0.8 million, or 1.4%, to $58.3 million from $59.1 million for the three months ended June 30, 2022 and 2021, respectively, primarily as a result of the previously disclosed and scheduled $1.4 million reduction in revenue from the FCC’s High Cost Program within our Viya operations. Offsetting this decrease was an increase in revenue from fixed broadband fiber subscribers and services to further enable and support remote working in our markets.

●	US Telecom. Fixed revenue within our US Telecom segment increased by $45.1 million, to $51.0 million from $5.9 million for the three months ended June 30, 2022 and 2021, respectively. This increase was related to the Alaska Transaction, which generated $44.1 million of Fixed revenue during the three months ended June 30, 2022, and a $1.0 million increase, within the western United States, related to an increase in usage for both business and consumer subscribers to support our subscribers’ increase in their remote working.

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

Carrier Services Revenue. Carrier Services revenue is generated by both our International Telecom and US Telecom segments. Within our International Telecom segment, Carrier Services revenue includes international long-distance services, roaming revenues generated by other carriers’ customers roaming into our retail markets, transport services and access services provided to other telecommunications carriers. Within our US Telecom segment, Carrier Services revenue includes services provided under the FirstNet Transaction, wholesale roaming revenues, the provision of network switching services, tower lease revenue and other services provided to other carriers. Carrier Services revenue increased by $12.6 million, or 55.8%, to $35.2 million from $22.6 million for the three months ended June 30, 2022 and 2021, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $0.9 million, or 36.0%, to $3.4 million from $2.5 million for the three months ended June 30, 2022 and 2021, respectively, as a result of an increase in tourism within the US Virgin Islands and Bermuda, that resulted in increased roaming revenues.

●	US Telecom. Carrier Services revenue within our US Telecom segment increased by $11.8 million, or 59.0%, to $31.8 million from $20.0 million, for the three months ended June 30, 2022 and 2021, respectively, primarily as a result of the Alaska Transaction, which generated $15.4 million of Carrier Services revenue during the three months ended June 30, 2022 and an increase within our wholesale long-distance voice services business of $0.6 million. These increases were partially offset by the $4.2 million revenue reduction in our western United States operations as a result of the restructure of certain carrier contracts.

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

Other Communications Services Revenue. Other Communications Services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers. Other Communications Services revenue increased to $0.4 million from $0.2 million for the three months ended June 30, 2022 and 2021, respectively.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended June 30, 2022 and 2021, Construction revenue decreased to $3.3 million from $9.3 million, respectively, as a result of a decrease in the number of sites completed during the three months ended June 30, 2022 as compared to the same period in 2021. As of June 30, 2022, 65% of the cell sites related to the FirstNet Agreement were completed and we expect another 20% of the total build to be completed during second half of 2022 with the remainder to be completed in early 2023.

Other Revenue

Renewable Energy Revenue. We did not generate any renewable energy revenue during the three months ended June 30, 2022 or 2021 as a result of the Vibrant Transaction.

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services.

Managed Services revenue increased by $2.8 million to $4.4 million from $1.6 million for the three months ended June 30, 2022 and 2021, respectively, as a result of the Alaska Transaction, which generated $3.2 million of Managed Services revenue during the three months ended June 30, 2022. Our Managed Services revenue in our International Telecom segment decreased $0.4 million, or 25.0%, to $1.2 million from $1.6 million for the three months ended June 30, 2022 and 2021, respectively.

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

Cost of communication services and other increased by $29.4 million, or 60.6%, to $77.9 million from $48.5 million for the three months ended June 30, 2022 and 2021, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other increased by $1.6 million, or 4.8%, to $34.9 million from $33.3 million, for the three months ended June 30, 2022 and 2021, respectively. This increase was the result of an increase in roaming expense, due to an increase in related roaming revenues from higher levels of travel and tourism in the US Virgin Islands and Bermuda, increased equipment costs, and increases from certain network enhancements.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $27.4 million, or 175.6%, to $43.0 million from $15.6 million for the three months ended June 30, 2022 and 2021, respectively. This increase was a result of the Alaska Transaction which incurred $26.9 million of these costs during 2022 and a $0.8 million increase in our wholesale long-distance voice services business needed to support its increased revenue partially offset by a reduction of costs within our private network business.

We expect that cost of communication services and other may increase within both our International and US Telecom segments due to an expected increase in roaming and other termination costs if COVID-19 related travel restrictions continue to be lifted. Within the US Telecom segment, we expect an increase in the expenses associated with our funding award under the CARES Act and anticipated expenses in connection with our performance under the construction phase of our FirstNet Transaction which is expected to be completed in early 2023. In addition, we expect cost of services may increase as a result of continued inflationary pressure, issues facing the global supply chain, and geopolitical uncertainty.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. During the three months ended June 30, 2022 and June 30, 2021, cost of construction revenue decreased to $3.3 million from $9.5 million as a result of a decrease in the number of sites completed during the three months ended June 30, 2022 as compared to the same period in 2021. As of June 30, 2022, 65% of the cell sites related to the FirstNet Agreement were completed and we expect another 20% of the total build to be completed during the second half of 2022 with the remainder to be completed in early 2023.

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

Selling, general and administrative expenses increased by $18.5 million, or 45.5%, to $59.2 million from $40.7 million for the three months ended June 30, 2022 and 2021, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $1.8 million, or 7.3%, to $26.3 million from $24.5 million for the three months ended June 30, 2022 and 2021, respectively. This increase was incurred within all of our international markets primarily as a result of an increase in both our sales and marketing efforts and customer support capabilities to support the expansion of our subscriber base.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $16.1 million to $24.1 million from $8.0 million, for the three months ended June 30, 2022 and 2021, respectively, primarily as a result of the Alaska Transaction, which generated $17.6 million of these costs during the three months ended June 30, 2022 partially offset by a decrease in spending within our private network business.

●	Renewable Energy. During the three months ended June 30, 2022 and 2021, our Renewable Energy segment incurred a nominal amount and $0.1 million of selling, general and administrative expenses, respectively.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $0.6 million, or 7.4%, to $8.7 million from $8.1 million, for the three months ended June 30, 2022 and 2021, respectively, primarily related to increased professional service and travel-related expenses.

Within both our International and US Telecom segments, we expect that selling, general and administrative expenses may increase if COVID-19 related travel restrictions continue to be lifted. We also expect an increase in 2022 in these costs as a result of expected costs associated with our recent funding award under the CARES Act, our recently received grant to bring fiber connectivity to certain areas in southern Apache County, Arizona and the cost impact of the construction phase of the FirstNet Transaction which is expected to be completed during early 2023. Our Corporate Overhead segment may also experience an increase in these expenses to support our expanding operations. In addition, we expect our selling, general, and administrative expenses may increase as a result of continued inflationary pressure, issues facing the global supply chain and geopolitical uncertainty.

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

We incurred $0.4 million and $1.4 million of transaction-related charges, primarily related to the Alaska Transaction, during the three months ended June 30, 2022 and 2021, respectively.

 Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses increased by $14.1 million, or 71.6%, to $33.8 million from $19.7 million for the three months ended June 30, 2022 and 2021, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $1.7 million, or 12.7%, to $15.1 million from $13.4 million, for the three months ended June 30, 2022 and 2021, respectively. This increase was a result of recent upgrades and expansions to this segment’s network.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $12.7 million to $17.8 million from $5.1 million, for the three months ended June 30, 2022 and 2021, respectively, primarily as a result of the Alaska Transaction.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $0.3 million, or 23.1%, to $1.0 million from $1.3 million, for the three months ended June 30, 2022 and 2021, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

We expect depreciation and amortization expense to increase within all of our segments as we acquire tangible assets to expand or upgrade our telecommunications networks.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions include the amortization of customer relationships and trade names related to our completed acquisitions.

Amortization of intangibles from acquisitions increased by $2.9 million to $3.3 million from $0.4 million for the three months ended June 30, 2022 and 2021, respectively, as a result of the Alaska Transaction.

Loss on disposition of long-lived assets.   During the three months ended June 30, 2022, we recorded a nominal gain on the disposal of certain assets.

During the three months ended June 30, 2021, we recorded a loss on the disposition of long-lived assets of $0.7 million, primarily related to the Vibrant Transaction.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances and were nominal amounts during both the three months ended June 30, 2022 and 2021.

Interest expense.   We incur interest expense on the 2019 CoBank Credit Facility, the Alaska Credit Facility (beginning in July 2021), the Viya Debt, the One Communications Debt and the Receivables Credit Facility (each as defined below). Interest expense also includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense increased to $4.2 million from $1.1 million for the three months ended June 30, 2022 and 2021, respectively, as additional interest expense was incurred as a result of new borrowings under the 2019 CoBank Credit Facility, the Alaska Credit Facility and the Receivables Credit Facility as well as an increase in interest rates on those facilities.

We expect that interest expense will increase in future periods as a result of an expected increase in both interest rates and borrowings under the 2019 CoBank Credit Facility and the Receivables Credit Facility.

Other income (expenses).   Other income (expenses) represents miscellaneous non-operational income earned and expenses incurred.

For the three months ended June 30, 2022, other income (expenses) was $2.7 million of expense primarily related to expenses associated with certain employee benefit plans, losses from our noncontrolling investments and losses on foreign currency transactions.

For the three months ended June 30, 2021, other income (expenses) was an expense of $0.1 million which was primarily related to losses from our noncontrolling investments and on foreign currency transactions. These losses were partially offset by miscellaneous income generated during the quarter.

Income taxes. Our effective tax rate for the three months ended June 30, 2022 and 2021 was 75.2% and (88.2%), respectively.

We recorded an income tax benefit of $4.0 million in relation to a pre-tax loss of $5.3 million for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2022 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which we operate and (ii) discrete items including a $3.3 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration and a $0.3 million expense for interest on unrecognized tax positions.

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

Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by any transactional or onetime items in the future and the mix of income in any given year generated among the jurisdictions in which we operate. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex applications of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgments by management. Accordingly, we could record additional provisions or benefits for US federal, state, and foreign tax matters in future periods as new information becomes available.

Net income attributable to noncontrolling interests, net of tax.  Net income attributable to noncontrolling interests, net of tax reflected an allocation of $0.8 million of losses and $1.3 million of income generated by our less than wholly owned subsidiaries for the three months ended June 30, 2022 and 2021, respectively. Changes in net income attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income attributable to noncontrolling interests, net of tax decreased by $0.9 million, or 50.0%, to an allocation of $0.9 million of income from an allocation of $1.8 million of income for the three months ended June 30, 2022 and 2021, respectively, primarily as a result of reduced profitability at our less than wholly owned subsidiaries partially offset by an increase in our ownership of certain less than wholly owned subsidiaries in certain international markets.

●	US Telecom. Within our US Telecom segment, net income attributable to noncontrolling interests, net of tax decreased by $1.1 million to an allocation of losses of $1.7 million from an allocation of losses of $0.6 million for the three months ended June 30, 2022 and 2021, respectively, as a result of reduced profitability in certain less than wholly owned subsidiaries within our US Mobility operations.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was a loss of $0.5 million for the three months ended June 30, 2022 as compared to income of $2.0 million for the three months ended June 30, 2021.

On a per diluted share basis, net income (loss) was a loss of $0.11 per diluted share for the three months ended June 30, 2022 (which includes the impact of accrued preferred dividends of $1.2 million) as compared to income of $0.13 per diluted share for the three months ended June 30, 2021.

Selected Segment Financial Information

The following represents selected segment information for the six months ended June 30, 2022 and 2021 (in thousands):

For the Six Months Ended June 30, 2022

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$7,291	$674	$—	$—	$7,965
Mobility - Consumer	41,249	3,006	—	—	44,255
Total Mobility	48,540	3,681	—	—	52,220
Fixed - Business	34,250	59,011	—	—	93,261
Fixed - Consumer	82,446	38,136	—	—	120,583
Total Fixed	116,696	97,147	—	—	213,843
Carrier Services	6,823	64,742	—	—	71,565
Other	710	—	—	—	710
Total Communication Services Revenue	172,769	165,569	—	—	338,338
Construction	—	5,283	—	—	5,283
Other
Renewable Energy	—	—	—	—	—
Managed Services	2,422	5,474	—	—	7,896
Total Other Revenue	2,422	5,474	—	—	7,896
Total Revenue	175,191	176,326	—	—	351,517

Operating income (loss)	23,450	(4,914)	(45)	(16,658)	1,833

For the Six Months Ended June 30, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$2,495	$918	$—	$—	$3,413
Mobility - Consumer	42,080	4,349	—	—	46,429
Total Mobility	44,575	5,267	—	—	49,842
Fixed - Business	33,488	4,728	—	—	38,216
Fixed - Consumer	84,385	7,520	—	—	91,905
Total Fixed	117,873	12,248	—	—	130,121
Carrier Services	4,406	38,774	—	—	43,180
Other	456	—	—	—	456
Total Communication Services Revenue	167,310	56,289	—	—	223,599
Construction	—	21,632	—	—	21,632
Other
Renewable Energy	—	—	418	—	418
Managed Services	2,726	—	—	—	2,726
Total Other Revenue	2,726	—	418	—	3,144
Total Revenue	170,036	77,921	418	—	248,375

Operating income (loss)	27,786	(1,090)	(1,433)	(19,009)	6,254

(1)	Reconciling items refer to corporate overhead costs and consolidating adjustments

A comparison of our segment results for the six months ended June 30, 2022, and 2021 is as follows:

International Telecom. Revenues within our International Telecom segment increased $5.2 million, or 3.1%, to $175.2 million from $170.0 million for the six months ended June 30, 2022 and 2021, respectively, as a result of an increase in Fixed and Mobility subscribers within our international markets. In addition, our US Virgin Islands and Bermuda markets recognized an increase in Carrier Services revenue as a result of increased tourism as certain COVID-19 related travel and stay-at-home restrictions were lifted. These increases, however, were partially offset by a $2.7 million reduction in federal support revenues in the US Virgin Islands.

Operating expenses within our International Telecom segment increased by $9.5 million, or 6.7%, to $151.7 million from $142.2 million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily the result of an increase in direct costs, primarily roaming expenses due to increased tourism in the US Virgin Islands and Bermuda, equipment expenses due to increased handset sales and an increase in sales and marketing expenses to support the expansion of our subscriber base.

As a result, our International Telecom segment’s operating income decreased $4.3 million, or 15.5%, to $23.5 million from $27.8 million for the six months ended June 30, 2022 and 2021, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $98.4 million, or 126.3%, to $176.3 million from $77.9 million for the six months ended June 30, 2022 and 2021, respectively, primarily as a result of $120.9 million associated with the Alaska Transaction partially offset by a $16.3 million reduction in construction revenue related to the FirstNet Transaction as well as a reduction in roaming revenue due to the restructuring of certain carrier contracts in our western United States operations.

Operating expenses within our US Telecom segment increased $102.2 million to $181.2 million from $79.0 million for the six months ended June 30, 2022 and 2021, respectively, as a result of the Alaska Transaction and increases in other expenses being incurred in connection with both the FirstNet Transaction and the CARES Act-funded build-out of rural broadband operations, partially offset be a decrease in FirstNet construction costs of $16.8 million. In addition, certain costs were incurred during the six months ended June 30, 2022 that were not incurred during the six months ended June 30, 2021 as a result of the impact of COVID-19 restrictions.

As a result of the above, our US Telecom segment’s operating loss increased by $3.8 million to a loss of $4.9 million from a loss of $1.1 million for the six months ended June 30, 2022 and 2021, respectively.

Renewable Energy.  Until the completion of the Vibrant Transaction on January 27, 2021, we distributed generation solar power to commercial and industrial customers under the Vibrant name in India. Accordingly, we did not generate revenue or incur operating expenses within our Renewable Energy segment subsequent to that date. For the six months ended June 30, 2021, we generated revenue, incurred operating expenses and reported an operating loss of $0.4 million, $1.1 million and $0.7 million, respectively.

The following represents a year over year discussion and analysis of our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)

REVENUE:
Communication services	$338,338	$223,599	$114,739	51.3%
Construction	5,283	21,632	(16,349)	(75.6)
Other	7,896	3,144	4,752	151.1
Total revenue	351,517	248,375	103,142	41.5
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	150,871	97,986	52,885	54.0
Cost of construction revenue	5,319	22,142	(16,823)	(76.0)
Selling, general and administrative	115,519	78,344	37,175	47.5
Transaction-related charges	966	2,126	(1,160)	(54.6)
Depreciation and amortization	67,109	39,849	27,260	68.4
Amortization of intangibles from acquisitions	6,508	813	5,695	n/m
Loss on disposition of long-lived assets	3,392	861	2,531	294.0
Total operating expenses	349,684	242,121	107,563	44.4
Income (loss) from operations	1,833	6,254	(4,421)	(70.7)
OTHER INCOME (EXPENSE):
Interest income	3	40	(37)	(92.5)
Interest expense	(7,593)	(2,285)	(5,308)	232.3
Other income (expense)	1,474	2,309	(835)	(36.2)
Other income (expense), net	(6,116)	64	(6,180)	n/m
INCOME (LOSS) BEFORE INCOME TAXES	(4,283)	6,318	(10,601)	(168)
Income tax provision (benefit)	(1,018)	(1,247)	229	(18.4)
NET LOSS	(3,265)	7,565	(10,830)	(143.2)
Net income attributable to noncontrolling interests, net of tax:	1,794	(2,842)	4,636	(163.1)
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(1,471)	$4,723	$(6,194)	(131.1)%

n/m = not meaningful

Communications Services Revenue

Mobility Revenue. Mobility revenue increased by $2.4 million, or 4.8%, to $52.2 million for the six months ended June 30, 2022 from $49.8 million for the six months ended June 30, 2021. Of this increase, $4.6 million related to an increase in revenue from business customers while revenue from consumers declined by $2.2 million. The increase in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $3.9 million, or 8.7%, to $48.5 million for the six months ended June 30, 2022 from $44.6 million for the six months ended June 30, 2021. Mobility revenue increased in each of our markets as total revenue from business customers increased by $4.8 million which was partially offset by a decline of $0.8 million in revenue from consumers. The increases were the result of improved retail and marketing strategies which lead to an increase in subscribers and equipment sales in certain markets.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $1.6 million, or 30.2%, to $3.7 million from $5.3 million for the six months ended June 30, 2022 and 2021, respectively. Of this decrease, $1.3 million related to a decrease in revenue from consumers within our retail operations due to a decrease in subscribers while the remaining $0.2 million decrease was the result of a decrease in revenue from our private networks business.

Fixed Revenue. Fixed revenue increased by $83.7 million, or 64.3%, to $213.8 million from $130.1 million for the six months ended June 30, 2022 and 2021, respectively. Of this increase, $55.0 million and $28.7 million relate to revenue from business and consumer customers, respectively. The increase in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue decreased by $1.2 million, or 1.0%, to $116.7 million from $117.9 million for the six months ended June 30, 2022 and 2021, respectively, primarily as a result of the previously disclosed and scheduled $2.7 million reduction in revenue from the FCC’s High Cost Program. Partially offsetting these decreases was an increase in revenue from fixed broadband fiber subscribers and services to further enable and support remote working in our markets.

●	US Telecom. Fixed revenue within our US Telecom segment increased by $84.9 million, to $97.1 million from $12.2 million for the six months ended June 30, 2022 and 2021, respectively. This increase was related to the Alaska Transaction, which generated $83.5 million of Fixed revenue during the six months ended June 30, 2022, and a $1.4 million increase, within the western United States, related to an increase in usage for both business and consumer subscribers to support increased remote working.

Carrier Services Revenue. Carrier Services revenue increased by $28.4 million, or 65.7%, to $71.6 million from $43.2 million for the six months ended June 30, 2022 and 2021, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $2.4 million, or 54.5%, to $6.8 million, from $4.4 million for the six months ended June 30, 2022 and 2021, respectively, as a result of an increase in tourism, primarily within the US Virgin Islands and Bermuda, that resulted in increased roaming revenues.

●	US Telecom. Carrier Services revenue within our US Telecom segment increased by $25.9 million, or 66.8%, to $64.7 million from $38.8 million, for the six months ended June 30, 2022 and 2021, respectively, primarily as a result of the Alaska Transaction, which generated $31.9 million of Carrier Services revenue during the six months ended June 30, 2022 and a $0.9 million increase in revenue from our wholesale long-distance business. These increases were partially offset by the revenue reductions in our western United States operations as a result of the restructure of certain carrier contracts.

Other Communications Services Revenue. Other Communications Services revenue increased to $0.7 million from $0.5 million for the six months ended June 30, 2022 and 2021, respectively.

Construction Revenue

During the six months ended June 30, 2022 and 2021, Construction revenue decreased to $5.3 million from $21.6 million, respectively, as a result of a decrease in the number of sites completed during 2022 as compared to 2021. As of June 30, 2022, 65% of the cell sites related to the FirstNet Agreement were completed and we expect another 20% of the total build to be completed during the second half 2022 with the remainder to be completed in early 2023.

Other Revenue

Renewable Energy Revenue. As a result of the Vibrant Transaction, we did not generate any renewable energy revenue during the six months ended June 30, 2022 and generated $0.4 million of renewable energy revenue during the six months ended June 30, 2021.

Managed Services Revenue. Managed Services revenue increased by $5.2 million to $7.9 million from $2.7 million for the six months ended June 30, 2022 and 2021, respectively, as a result of the Alaska Transaction, which generated $5.5 million during the six months ended June 30, 2022. Our Managed Services revenue in our International Telecom segment decreased $0.3 million, or 11.1%, to $2.4 million from $2.7 million for the six months ended June 30, 2022 and 2021, respectively.

Operating Expenses

Cost of communication services and other. Cost of communication services and other increased by $52.9 million, or 54.0%, to $150.9 million from $98.0 million for the six months ended June 30, 2022 and 2021, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other increased by $1.4 million, or 2.1%, to $69.1 million from $67.7 million, for the six months ended June 30, 2022 and 2021, respectively. This increase was the result of an increase in roaming expense, due to an increase in related roaming revenues from higher levels of travel and tourism in the US Virgin Islands and Bermuda, as well as an increase in equipment expense as a result of improved retail and marketing strategies which lead to an increase in handset sales. These increases were partially offset by reduced network maintenance and facility costs

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $51.7 million, or 168.4%, to $82.4 million from $30.7 million for the six months ended June 30, 2022 and 2021, respectively, as a result of the Alaska Transaction which incurred $50.8 million of these costs during the six months ended June 30, 2022, a $1.1 million increase in data transport costs in connection with the fully constructed cell sites as part of the FirstNet Transaction and a $1.1 million increase within our wholesale long-distance voice services business to support its increase in revenues. These increases were partially offset by decreases in our private network business.

Cost of construction revenue. During the six months ended June 30, 2022 and June 30, 2021, cost of construction revenue decreased to $5.3 million from $22.1 million as a result of a decrease in the number of sites completed during 2022 as compared to 2021. As of June 30, 2022, 65% of the cell sites related to the FirstNet Agreement were completed and we expect another 20% of the total build to be completed during the second half of 2022 with the remainder to be completed in early 2023.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $37.2 million, or 47.5%, to $115.5 million from $78.3 million for the six months ended June 30, 2022 and 2021, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $4.9 million, or 10.4%, to $51.9 million from $47.0 million for the six months ended June 30, 2022 and 2021, respectively. This increase was incurred within all of our international markets primarily as a result of an increase in our sales and marketing capabilities to support the expansion of our subscriber base.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $32.4 million to $48.3 million from $15.9 million, for the six months ended June 30, 2022 and 2021, respectively, primarily as a result of the Alaska Transaction, which generated $35.5 million of these costs during the six months ended June 30, 2022 partially offset by a decrease in spending within our private network business.

●	Renewable Energy. During the six months ended June 30, 2022 and 2021, our Renewable Energy segment incurred a nominal amount and $0.4 million of selling, general and administrative expenses, respectively, as a result of the Vibrant Transaction.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $0.3 million, or 2.0%, to $15.3 million from $15.0 million, for the six months ended June 30, 2022 and 2021, respectively, primarily related to an increase in professional service expenses, integration costs associated with the completion of the Alaska Transaction and an increase in travel related costs.

Transaction-related charges.  We incurred $1.0 million and $2.1 million of transaction-related charges during the six months ended June 30, 2022 and 2021, respectively. Transaction-related charges incurred during both periods were primarily related to the Alaska Transaction.

 Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $27.3 million, or 68.6%, to $67.1 million from $39.8 million for the six months ended June 30, 2022 and 2021, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $2.2 million, or 8.2%, to $29.0 million from $26.8 million, for the six months ended June 30, 2022 and 2021, respectively. This increase was a result of recent upgrades and expansions to this segment’s network.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $25.9 million to $36.2 million from $10.3 million, for the six months ended June 30, 2022 and 2021, respectively, primarily as a result of the Alaska Transaction.

●	Renewable Energy. Our Renewable Energy segment incurred $0.2 million of depreciation and amortization expenses during the six months ended June 30, 2021.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $0.7 million, or 26.9%, to $1.9 million from $2.6 million, for the six months ended June 30, 2022 and 2021, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions increased by $5.7 million to $6.5 million from $0.8 million for the six months ended June 30, 2022 and 2021, respectively, as a result of the Alaska Transaction.

Loss on disposition of long-lived assets.   During the six months ended June 30, 2022, we recorded a loss on the disposition of long-lived assets of $3.4 million. Of this amount, $2.4 million was incurred in our US Telecom segment relating to the disposal of certain assets while $1.0 million was incurred in our International Telecom segment as a result of the modification of agreements for the use of other certain assets.

During the six months ended June 30, 2021, we recorded a loss on the disposition of long-lived assets of $0.9 million, primarily related to the Vibrant Transaction.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances and were nominal amounts during both the six months ended June 30, 2022 and 2021.

Interest expense.   Interest expense increased to $7.6 million from $2.3 million for the six months ended June 30, 2022 and 2021, respectively, as additional interest expense was incurred as a result of new borrowings under the 2019 CoBank Credit Facility, the Alaska Credit Facility and the Receivables Credit Facility as well as an increase in interest rates.

Other income (expenses).   For the six months ended June 30, 2022, other income (expenses) was $1.5 million of income primarily related to gains from our noncontrolling investments partially offset by increased expenses associated with certain employee benefit plans and losses on foreign currency transactions.

For the six months ended June 30, 2021, other income (expense) was income of $2.3 million which was primarily related to gains from our noncontrolling investments partially offset by a net loss on foreign currency transactions.

Income taxes. Our effective tax rate for the six months ended June 30, 2022 and 2021 was 23.8% and (19.7%), respectively.

We recorded an income tax benefit of $1.0 million in relation to a pretax loss of $4.3 million for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2022 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which we operate, (ii) a $2.1 million net expense recognized discretely to record a valuation allowance on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $3.3 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, and a $0.8 million expense for interest on unrecognized tax positions.

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

Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by any transactional or onetime items in the future and the mix of income in any given year generated among the jurisdictions in which we operate. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex applications of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgments by management. Accordingly, we could record additional provisions or benefits for US federal, state, and foreign tax matters in future periods as new information becomes available.

Net income attributable to noncontrolling interests, net of tax.  Net income attributable to noncontrolling interests, net of tax reflected an allocation of $1.8 million of losses and $2.8 million of income generated by our less than wholly owned subsidiaries for the six months ended June 30, 2022 and 2021, respectively. Changes in net income attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income attributable to noncontrolling interests, net of tax decreased by $1.1 million, or 31.4%, to an allocation of $2.4 million of income from an allocation of $3.5 million of income for the six months ended June 30, 2022 and 2021, respectively, primarily as a result of reduced profitability at our less than wholly owned subsidiaries partially offset by an increase in our ownership in certain international markets.

●	US Telecom. Within our US Telecom segment, net income attributable to noncontrolling interests, net of tax decreased by $4.3 million to an allocation of losses of $4.2 million from an allocation of income of $0.1 million for the six months ended June 30, 2022 and 2021, respectively, as a result of the Alaska Transaction and reduced profitability in certain less than wholly owned subsidiaries within our US Mobility operations.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was a loss of $1.5 million for the six months ended June 30, 2022 as compared to income of $4.7 million for the six months ended June 30, 2021.

On a per diluted share basis, net income (loss) was a loss of $0.24 per diluted share for the six months ended June 30, 2022 (which includes the impact of accrued preferred dividends of $2.3 million) as compared to income of $0.30 per diluted share for the six months ended June 30, 2021.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For a discussion of ongoing proceedings, see Note 14 to the Consolidated Financial Statements in this Report.

Tax Reform

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, has resulted in significant changes to the US corporate income tax system and the US Virgin Islands mirror code which replaces “United States” with “US Virgin Islands” throughout the Internal Revenue Code. The Tax Act transitions international taxation from a worldwide system to a modified territorial system and includes two base erosion prevention measures on non-US earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to US taxation as global intangible low taxed income (“GILTI”), eliminates the deduction of certain payments made to related foreign corporations, and imposes a minimum tax if greater than regular tax under the base-erosion and anti-abuse tax (“BEAT”). These changes became effective beginning in 2018 but did not have an impact on us in the initial or following years. Based on our forecasted income for 2022, we are not currently projecting a GILTI inclusion. We do not expect we will be subject to BEAT and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the quarter ended June 30, 2022.

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

Total liquidity.  As of June 30, 2022, we had approximately $72.2 million in cash, cash equivalents and restricted cash. Of this amount, $25.5 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $396.6 million of debt, net of unamortized deferred financing costs, as of June 30, 2022. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

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

Cash used in investing activities. Cash used in investing activities increased by $49.4 million to $74.7 million from $25.3 million for the six months ended June 30, 2022 and 2021, respectively. Capital expenditures for the six months ended June 30, 2022 and 2021 were $75.1 million and $41.9 million, respectively. Of these capital expenditure amounts, $3.9 million and $6.5 million for the six months ended June 30, 2022 and 2021, respectively, are reimbursable. We also incurred expenditures of $1.4 million and $5.2 million during the six months ended June 30, 2022 and 2021, respectively, for strategic investments. Partially offsetting these expenditures were cash receipts of $1.8 million and $18.6 million during the six months ended June 30, 2022 and 2021, respectively, for the proceeds from the Vibrant Transaction and a receipt of $3.3 million during the six months ended June 30, 2021 for certain government grants.

 Cash provided by (used in) financing activities.   Our financing activities provided us with $15.4 million during the six months ended June 30, 2022. For the six months ended June 30, 2021, we used $11.2 million for our financing activities. The net change of $26.6 million was primarily a result of an increase in borrowings from our credit facilities of $39.4 million partially offset by the increase in our repayments under those facilities of $25.4 million. Other significant changes in financing activities included the decreases in payments made for the repurchase of noncontrolling interests in our less than wholly-owned subsidiaries, distributions made to the minority stockholders of our less than wholly-owned subsidiaries and the repurchase of our common stock of $8.2 million, $3.1 million and $1.3 million, respectively.

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

For the six months ended June 30, 2022 and 2021, we spent approximately $75.1 million and $41.9 million, respectively, on capital expenditures relating to our telecommunications networks and our business support systems of which $3.9 million and $6.5 million, respectively, are reimbursable. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Six months ended June 30,	Telecom	Telecom	Other (1)	Consolidated
2022	$33,870	$40,804	$424	$75,098
2021	21,843	18,792	1,297	41,932

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  Such investments primarily relate to the upgrade and expansion of our networks and are expected to total approximately $150 million to $160 million, net of reimbursable amounts, for the full year 2022.

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

Dividends.  We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the six months ended June 30, 2022, our Board of Directors declared $5.4 million of dividends to our stockholders which includes a $0.17 per share dividend declared on June 13, 2022 and paid on July 8, 2022. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We repurchased $0.9 million and $2.2 million of our common stock under the 2016 Repurchase Plan during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had $19.5 million authorized and available for share repurchases under the 2016 Repurchase Plan.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $50.7 million for the six months ended June 30, 2022 as compared to $27.5 million for the six months ended June 30, 2021.  The increase of $23.2 million was primarily related to a decrease in net income of $10.8 million offset by an increase in depreciation and amortization expenses of $33.0 million.

CoBank Credit Facility

On April 10, 2019, we entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (the “2019 CoBank Credit Facility”).  The 2019 CoBank Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $26.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of June 30, 2022.  The 2019 CoBank Credit Facility matures on April 10, 2024.

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

As of June 30, 2022, we were in compliance with all of the financial covenants, had $78.0 million outstanding in borrowings and, net of the $26.0 million of outstanding performance letters of credit, had $96.0 million of availability under the 2019 CoBank Credit Facility.

Alaska Credit Facility

On July 22, 2021, Alaska Communications entered into a Credit Agreement (the “Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a $35.0 million revolving facility (the “Alaska Revolving Facility”) and a $210.0 million initial term loan facility (the “Alaska Term Loan”). As of June 30, 2022, $210.0 million was outstanding under the Alaska Term Loan and $10.0 million was outstanding under the Alaska Revolving Facility. Both facilities mature on July 22, 2026.

We capitalized $6.6 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $5.6 million were unamortized as of June 30, 2022.

The Alaska Credit Facility also provides for incremental term loans up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve-month Consolidated EBITDA (as defined in the Alaska Credit Facility).

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

Alaska Communication’s interest rate swap, which had been designated as a cash flow hedge with an interest rate of 1.6735%, expired on June 30, 2022.

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

As of June 30, 2022, we had $41.3 million outstanding, of which $5.3 million was current, and $29.7 million of availability under the Receivables Credit Facility. We capitalized $0.9 million of fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.7 million were unamortized as of June 30, 2022.

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

As of June 30, 2022, $60.0 million of the Viya Debt remained outstanding and $0.4 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. This covenant will be tested on December 31, 2022.

One Communications Debt

We have an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on August 31, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% per annum paid quarterly.

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

As of June 30, 2022, $3.8 million of the One Communications Debt was outstanding.

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

In addition, the 2019 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2022, we were in compliance with all of the financial covenants of the 2019 CoBank Credit Facility.

Capital markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications and renewable energy industries, our financial performance, the state of the capital markets and our compliance with SEC requirements for the offering of securities.

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the three months ended June 30, 2022 and 2021, we recorded $0.2 million and $0.3 million, respectively, in losses on foreign currency transactions. During each of the six months ended June 30, 2022 and 2021, we recorded $0.4 million in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

Inflation

Several of our markets have experienced increases in operating costs, some of which we believe, are attributable to inflation. If inflation continues or worsens, it could negatively impact our Company by increasing our operating expenses. Inflation may lead to cost increases in multiple areas across our business, for example, rises in the prices of raw materials and manufactured goods, increased energy rates, as well as increased wage pressures and other expenses related to our employees. In particular, where we have agreed to undertake infrastructure build outs on a fixed budget for our carrier customers or by accepting government grants, inflation may result in build costs that exceed our original budget given the long delays experienced in procuring equipment and materials due to global supply chain delays. To the extent that we are unable to pass on these costs through increased prices, revised budget estimates, or offset them in other ways, they may impact our financial condition and cash flows.

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

As of June 30, 2022, we had $301.8 million of outstanding variable rate debt which is subject to fluctuations in interest rates. We believe that a 100-basis-point change in interest rates would result in a $3.1 million change in our annual interest expense.

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to consummate our merger with Sacred Wind on a timely basis or at all.

On July 26, 2022, we entered into a stock purchase agreement (the “Purchase Agreement”) with Sacred Wind Enterprises, Inc. (“Sacred Wind”) to purchase all of the issued and outstanding Sacred Wind stock (the “SWE Transaction”). The SWE Transaction remains subject to customary closing terms and conditions including (i) obtaining the necessary consents of third parties, including the Federal Communications Commission (“FCC”), (ii) obtaining the consent of the Rural Utility Service to the continuation of Sacred Wind’s current loan facilities, and (iii) the absence of certain legal impediments.  There can be no guarantee that the regulatory authorities will grant such required approvals.  In addition, the FCC may impose conditions on any approval, such as requiring the divestiture of certain markets and spectrum licenses. These conditions, if imposed and if sufficiently significant, may permit Sacred Wind not to consummate the transaction or may have other negative impacts on our business.

If we are able to successfully consummate the SWE Transaction, we may have difficulties integrating its operations and its business and our business, financial condition and results of operations could be adversely affected.

The SWE Transaction will occur as we are engaged in the transformation of our rural Southwest business from a primarily wholesale wireless business to a rural broadband and carrier service business model. We anticipate that the SWE Transaction will contribute to business transformation needed in our US Telecom segment by growing our fiber assets and increasing internal operational experience running those fiber assets. The complexities of the integration and expansion of Sacred Wind’s operations are not yet known, and our team will be executing on the integration alongside the transformation of our existing business. We have devoted and will continue to devote a significant amount of time and attention to integrating these operations with our existing operations. If we have difficulties with the integration or transition process, it could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

We are reliant on government funding to comply with the FCC’s “Replace and Remove” Program.

A number of our equipment suppliers and vendors are based outside the United States, with China serving as a significant non-US source for our telecommunications network equipment in the United States. The FCC, and other governmental restrictions on the procurement of equipment and services from certain Chinese vendors, will result in a costly network replacement build in our western United States operations that, if not offset by government support, could adversely affect our results of operations. We have been allocated more than $207 million to reimburse us for our demonstrated costs attributable to the FCC’s Replace and Remove Program for our Chinese vendor equipment and services, however, due to a universal reduction in funding to all applicants in the Replace and Remove Program by the FCC, this represents less than the total amount of funding that we initially applied for.  Although Congress is currently considering increasing funding to the FCC for the Replace and Remove Program, there can be no assurances that the FCC will actually receive such additional funding, that it will allocate any such additional funds to us, or that any such funds will be adequate to completely remove, securely destroy, and replace all prohibited equipment from our network.

In addition, the FCC has mandated an aggressive timeline for the completion of the Replace and Remove Program, requiring that participants only receive funding in reimbursement for costs incurred in program-related activities, and that the initial reimbursement request be submitted no later than July 14, 2023. In addition, we must complete the project no later than one year after submitting our initial reimbursement request, in effect requiring that build activities be concluded no later than July 2024. If we are unable to complete the removal and replacement in that time frame, cannot secure advanced funding for the program activities on terms and conditions that are acceptable to us, or have underestimated the cost of replacement, it could adversely affect our ability to operate, maintain or expand our domestic network infrastructure.

Changes in interest rates and credit markets could impact our ability to service and expand our financing.

We require a significant amount of capital to expand our networks and grow our business that we fund partially from cash from operations and in part from borrowings under our credit facilities.  Interest rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the U.S. Federal Reserve.  Changes in monetary policy, including changes in interest rates, could increase our costs of borrowing.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We have $19.5 million available to be repurchased under that plan as of June 30, 2022.

The following table reflects the repurchases by us of our common stock during the quarter ended June 30, 2022:

					(d)
					Maximum
					Number (or
				(c)	Approximate
			(b)	Total Number of	Dollar Value) of
	(a)		Average	Shares Purchased	Shares that May
	Total Number		Price	as Part of Publicly	be Purchased
	of Shares		Paid per	Announced Plans	Under the Plans or
Period	Purchased		Share	or Programs	Programs
April 1, 2022 — April 30, 2022	831	(1)	$39.53		$19,451,514
May 1, 2022 — May 31, 2022	—		—	—	19,451,514
June 1, 2022 — June 30, 2022	—		—	—	19,451,514

(1)	Represents shares purchased on April 30, 2022 from our executive officers and other employees who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock units at such date. These shares were not purchased under the 2016 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 5. Other Information

Replace and Remove Program

On July 15, 2022, the Company was notified that it was an approved participant in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks.  Pursuant to the Replace and Remove, the Company was allocated up to approximately $207 million in reimbursement amounts to cover documented and approved costs to remove and securely destroy all ZTE communications equipment and services in its U.S. networks and replace such equipment. The Replace and Remove Program requires that the Company complete its first request for reimbursement for services performed under the program no later than July 14, 2023 and that it complete the project no later than one year from submitting its initial reimbursement request. The Company is currently assessing the impact of this program on its financial statements and anticipates that it will be able to meet the deadlines and requirements of the program.

On August 4, 2022, we amended our FirstNet Agreement with AT&T to extend the overall build schedule. For more information about our FirstNet Agreement with AT&T, please refer to “FirstNet Agreement” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Exhibits:

10.1

Amendment to Loan Agreement dated May 5, 2022 between ATN VI Holdings, LLC and Rural Telephone Finance Cooperative (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file No. 001-12593) for the quarterly period ended March 31, 2022 filed on May 10, 2022).

10.2*

Third Amendment to Network Build and Maintenance Agreement dated as of the 4th day of August, 2022 and effective as of the 1st day of January, 2022 by and between Commnet Wireless, LLC and AT&T Mobility LLC.

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

ATN International, Inc.

Date: August 8, 2022	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: August 8, 2022	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer