Form 10-Q
period 2022-09-30
ATN International, Inc.
filed 2022-11-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, the registrant had outstanding 15,763,341 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended September 30, 2022

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations, including our expectations regarding the benefits of our acquisition of Alaska Communications; the impact of federal support program revenues; expectations regarding future revenue, operating income, EBITDA and capital expenditures; the competitive environment in our key markets, demand for our services and industry trends; our expectations regarding construction progress under our agreement as part of the FirstNet Transaction and the effect such progress will have on our financial results; expectations regarding litigation; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to successfully transition our U.S. Telecom business away from wholesale wireless to other carrier and consumer-based services; (2) our ability to replace and remove all ZTE equipment in our U.S. network, as required by the FCC in a timely and cost-effective manner; (3) the general performance of our operations, including operating margins, revenues, capital expenditures, and the retention of and future growth of our subscriber base and average revenue per user; (4) our ability to realize cost synergies and expansion plans for our newly acquired Alaska Communications business; (5) our ability to satisfy the needs and demands of our major carrier customers; (6) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes in the telecommunications industry; (7) government funding and subsidy program availability and regulation of our businesses, which may impact our revenue, expansion plans and operating costs; (8) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (9) economic, political and other risks and opportunities facing our operations, including those resulting from the pandemic, geopolitical tensions, including the invasion of Ukraine, and from inflation, including increased costs and supply chain disruptions; (10) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (11) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals; (12) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage for our assets; (13) increased competition;  (14) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (15) our continued access to capital and credit markets; 16) our ability to successfully recognize the expected benefits of our acquisition of Sacred Wind Enterprises.  These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” in each of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022, our Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2022, and the other reports we file from time to time with the SEC.  We undertake no obligation and have no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$76,714	$79,601
Restricted cash	1,095	1,096
Short-term investments	300	300
Accounts receivable, net of allowances for credit losses of $16.1 million and $13.9 million, respectively	72,682	73,701
Customer receivable	4,813	4,145
Inventory, materials and supplies	12,434	10,177
Prepayments and other current assets	64,486	63,597
Total current assets	232,524	232,617
Fixed Assets:
Property, plant and equipment	1,840,088	1,748,092
Less accumulated depreciation	(890,281)	(804,883)
Net fixed assets	949,807	943,209
Telecommunication licenses, net	112,630	113,766
Goodwill	40,104	40,104
Intangible assets, net	34,641	44,294
Operating lease right-of-use assets	109,564	118,843
Customer receivable - long term	43,382	39,652
Other assets	72,548	76,119
Total assets	$1,595,200	$1,608,604
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3,786	$4,665
Current portion of customer receivable credit facility	5,696	4,620
Accounts payable and accrued liabilities	143,292	151,463
Dividends payable	2,680	2,672
Accrued taxes	6,309	5,681
Current portion of lease liabilities	17,399	16,201
Advance payments and deposits	33,694	35,642
Total current liabilities	212,856	220,944
Deferred income taxes	15,653	21,460
Lease liabilities, excluding current portion	83,489	91,719
Other liabilities	134,713	142,033
Customer receivable credit facility, net of current portion	37,841	30,148
Long-term debt, excluding current portion	351,867	327,111
Total liabilities	836,419	833,415
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	53,758	50,296
Common redeemable noncontrolling interests	22,640	22,640
Total redeemable noncontrolling interests	76,398	72,936
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,584,057 and 17,476,542 shares issued, respectively, 15,763,341 and 15,712,941 shares outstanding, respectively	172	172
Treasury stock, at cost; 1,820,716 and 1,763,601 shares, respectively	(73,828)	(71,714)
Additional paid-in capital	196,903	192,132
Retained earnings	457,373	475,887
Accumulated other comprehensive income	3,840	4,773
Total ATN International, Inc. stockholders’ equity	584,460	601,250
Noncontrolling interests	97,923	101,003
Total equity	682,383	702,253
Total liabilities, redeemable noncontrolling interests and equity	$1,595,200	$1,608,604

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
REVENUE:
Communication services	$173,977	$155,298	$512,315	$378,897
Construction	3,332	6,417	8,615	28,049
Other	4,904	5,045	12,800	8,189
Total revenue	182,213	166,760	533,730	415,135
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	78,949	70,732	229,821	168,717
Cost of construction revenue	3,321	5,855	8,640	27,997
Selling, general and administrative	58,056	53,360	173,575	131,705
Transaction-related charges	3,416	5,696	4,381	7,823
Depreciation and amortization	33,312	28,875	100,421	68,693
Amortization of intangibles from acquisitions	3,236	3,480	9,744	4,324
(Gain) Loss on disposition of long-lived assets	484	(256)	3,876	605
Total operating expenses	180,774	167,742	530,458	409,864
Income from operations	1,439	(982)	3,272	5,271
OTHER INCOME (EXPENSE)
Interest income	38	42	41	83
Interest expense	(5,513)	(3,438)	(13,107)	(5,723)
Other income	1,904	(385)	3,379	1,923
Other income (expense), net	(3,571)	(3,781)	(9,687)	(3,717)
INCOME BEFORE INCOME TAXES	(2,132)	(4,763)	(6,415)	1,554
Income tax benefit	(360)	(288)	(1,378)	(1,535)
NET INCOME (LOSS)	(1,772)	(4,475)	(5,037)	3,089
Net (income) loss attributable to noncontrolling interests, net of tax expense (benefit) of $(0.8) million, $(1.2) million, $(1.3) million, and $(0.8) million, respectively.	(1,011)	1,856	782	(986)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(2,783)	$(2,619)	$(4,255)	$2,103
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(0.25)	$(0.22)	$(0.49)	$0.08
Diluted	$(0.25)	$(0.22)	$(0.49)	$0.08
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,763	15,860	15,746	15,891
Diluted	15,763	15,860	15,746	15,901
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.17	$0.17	$0.51	$0.51

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

(In Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(1,772)	$(4,475)	$(5,037)	$3,089
Other comprehensive income (loss):
Foreign currency translation adjustment	(391)	(604)	(1,814)	(1,014)
Reclassification of loss on pension settlement, net of $(0.8) million of tax	—	—	915	—
Unrealized gain (loss) on derivatives	—	10	(34)	70
Other comprehensive income (loss), net of tax	(391)	(594)	(933)	(944)
Comprehensive income (loss)	(2,163)	(5,069)	(5,970)	2,145
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,011)	1,856	782	(986)
Comprehensive income (loss) attributable to ATN International, Inc.	$(3,174)	$(3,213)	$(5,188)	$1,159

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Redeemable Noncontrolling Interests			Total Equity
	Redeemable	Redeemable	Total		Treasury	Additional		Redeemable	Other	ATNI	Non-
	Preferred	Common	Redeemable	Common	Stock,	Paid In	Retained	Common	Comprehensive	Stockholders’	Controlling	Total
	Units	Units	Noncontrolling Interests	Stock	at cost	Capital	Earnings	Units	Income/(Loss)	Equity	Interests	Equity
Balance, June 30, 2022	$52,566	$22,640	$75,206	$172	$(73,828)	$195,432	$465,112	$—	$4,231	$591,119	$95,752	$686,871
Stock-based compensation	—	—	—	—	—	1,481	—	—	—	1,481	186	1,667
Dividends declared on common stock ($0.17 per common share)	—	—	—	—	—	—	(2,681)	—	—	(2,681)	—	(2,681)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	—	—	—	—	11	11
Repurchase of noncontrolling interests	—	—	—	—	—	(10)	—	—	—	(10)	(120)	(130)
Accrued dividend - redeemable preferred units	1,192	—	1,192	—	—	—	(1,192)	—	—	(1,192)	—	(1,192)
Deemed dividend - redeemable common units	—	1,083	1,083	—	—	—	(1,083)	1,083	—	—	—	—
Comprehensive income:
Net income (loss)	—	(1,083)	(1,083)	—	—	—	(2,783)	(1,083)	—	(3,866)	2,094	(1,772)
Other comprehensive income	—	—	—	—	—	—	—	—	(391)	(391)	—	(391)
Total comprehensive income (loss)	—	(1,083)	(1,083)	—	—	—	(2,783)	(1,083)	(391)	(4,257)	2,094	(2,163)
Balance, September 30, 2022	$53,758	$22,640	$76,398	$172	$(73,828)	$196,903	$457,373	$—	$3,840	$584,460	$97,923	$682,383

Balance, June 30, 2021	$—	$—	$—	$172	$(63,388)	$189,006	$516,208	$—	$(72)	$641,926	$99,260	$741,186
Issuance of 48,334 preferred units	48,334	—	48,334	—	—	—	—	—	—	—	—	—
Issuance of 23,199 common units	—	22,640	22,640	—	—	—	—	—	—	—	—	—
Purchase of 58,378 shares of common stock	—	—	—	—	(2,616)	—	—	—	—	(2,616)	—	(2,616)
Stock-based compensation	—	—	—	—	—	1,435	—	—	—	1,435	99	1,534
Exercise of stock options	—	—	—	—	—	383	—	—	—	383	—	383
Noncontrolling interests in acquired entity	—	—	—	—	—	—	—	—	—	—	470	470
Dividends declared on common stock ($0.17 per common share)	—	—	—	—	—	—	(2,694)	—	—	(2,694)	(335)	(3,029)
Accrued dividend on redeemable preferred	846	—	846	—	—	—	(846)	—	—	(846)	—	(846)
Repurchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(439)	(439)
Deemed dividend - redeemable common units	—	5,083	5,083	—	—	—	(5,083)	5,083	—	—	—	—
Comprehensive income:
Net income (loss)	—	(5,083)	(5,083)	—	—	—	(2,619)	(5,083)	—	(7,702)	3,227	(4,475)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(594)	(594)	—	(594)
Total comprehensive income (loss)	—	(5,083)	(5,083)	—	—	—	(2,619)	(5,083)	(594)	(8,296)	3,227	(5,069)
Balance, September 30, 2021	$49,180	$22,640	$71,820	$172	$(66,004)	$190,824	$504,966	$—	$(666)	$629,292	$102,282	$731,574

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Total Redeemable Noncontrolling Interests			Total Equity
	Redeemable	Redeemable	Total		Treasury	Additional		Redeemable	Other	ATNI	Non-
	Preferred	Common	Redeemable	Common	Stock,	Paid In	Retained	Common	Comprehensive	Stockholders’	Controlling	Total
	Units	Units	Noncontrolling Interests	Stock	at cost	Capital	Earnings	Units	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2021	$50,296	$22,640	$72,936	$172	$(71,714)	$192,132	$475,887	$—	$4,773	$601,250	$101,003	$702,253
Purchase of 57,115 shares of common stock	—	—	—	—	(2,114)	—	—	—	—	(2,114)	—	(2,114)
Stock-based compensation	—	—	—	—	—	5,225	—	—	—	5,225	471	5,696
Dividends declared on common stock ($0.51 per common share)	—	—	—	—	—	—	(8,035)	—	—	(8,035)	(1,375)	(9,410)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	—	—	—	—	22	22
Repurchase of noncontrolling interests	—	—	—	—	—	(454)	—	—	—	(454)	(4,178)	(4,632)
Accrued dividend - redeemable preferred units	3,462	—	3,462	—	—	—	(3,462)	—	—	(3,462)	—	(3,462)
Deemed dividend - redeemable common units		2,762	2,762	—	—	—	(2,762)	2,762	—	—	—	—
Comprehensive income:
Net income (loss)	—	(2,762)	(2,762)	—	—	—	(4,255)	(2,762)	—	(7,017)	1,980	(5,037)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(933)	(933)	—	(933)
Total comprehensive income	—	(2,762)	(2,762)	—	—	—	(4,255)	(2,762)	(933)	(7,950)	1,980	(5,970)
Balance, September 30, 2022	$53,758	$22,640	$76,398	$172	$(73,828)	$196,903	$457,373	$—	$3,840	$584,460	$97,923	$682,383

Balance, December 31, 2020	$—	$—	$—	$172	$(59,456)	$187,754	$516,901	$—	$278	$645,649	$108,687	$754,336
Issuance of 48,334 preferred units	48,334	—	48,334	—	—	—	—	—	—	—	—	—
Issuance of 23,199 common units	—	22,640	22,640	—	—	—	—	—	—	—	—	—
Purchase of 139,784 shares of common stock	—	—	—	—	(6,548)	—	—	—	—	(6,548)	—	(6,548)
Stock-based compensation	—	—	—	—	—	4,874	—	—	—	4,874	125	4,999
Exercise of stock options	—	—	—	—	—	383	—	—	—	383	—	383
Noncontrolling interest in equity acquired	—	—	—	—	—	—	—	—	—	—	544	544
Dividends declared on common stock ($0.51 per common share)	—	—	—	—	—	—	(8,109)	—	—	(8,109)	(2,823)	(10,932)
Accrued dividend on redeemable preferred	846	—	846	—	—	—	(846)	—	—	(846)	—	(846)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	—	—	—	—	329	329
Repurchase of noncontrolling interests	—	—	—	—	—	(2,187)	—	—	—	(2,187)	(10,649)	(12,836)
Deemed dividend - redeemable common units	—	5,083	5,083	—	—	—	(5,083)	5,083	—	—	—	—
Comprehensive income:
Net income (loss)	—	(5,083)	(5,083)	—	—	—	2,103	(5,083)	—	(2,980)	6,069	3,089
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(944)	(944)	—	(944)
Total comprehensive income	—	(5,083)	(5,083)	—	—	—	2,103	(5,083)	(944)	(3,924)	6,069	2,145
Balance, September 30, 2021	$49,180	$22,640	$71,820	$172	$(66,004)	$190,824	$504,966	$—	$(666)	$629,292	$102,282	$731,574

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$(5,037)	$3,089
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	100,421	68,693
Amortization of acquisition intangibles	9,744	4,324
Provision for doubtful accounts	4,969	3,303
Amortization of debt discount and debt issuance costs	1,512	767
Loss on disposition of long-lived assets	3,876	605
Stock-based compensation	5,696	5,116
Deferred income taxes	(6,619)	(5,939)
Gain on equity investments	(5,617)	(647)
Loss on pension settlement	1,725	—
Unrealized gain on foreign currency	—	(81)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(1,401)	152
Customer receivable	(4,399)	(25,684)
Prepaid income taxes	6,206	66
Accrued taxes	2,163	(2,172)
Materials and supplies, prepayments, and other current assets	(16,358)	(4,689)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(4,724)	341
Other assets	(4,016)	429
Other liabilities	(9,166)	43
Net cash provided by operating activities	78,975	47,716
Cash flows from investing activities:
Capital expenditures	(109,944)	(62,222)
Reimbursable capital expenditures	(4,015)	(8,700)
Purchases of strategic investments	(2,750)	(6,399)
Receipt of capital government grants	2,668	7,094
Sale of businesses, net of transferred cash of $0 and $0.9 million, respectively	1,835	18,597
Acquisition of business net of $11.9 million of cash acquired	—	(340,152)
Spectrum deposit refund	1,136	—
Proceeds from strategic investments	15,745	—
Proceeds from sale of assets	683	—
Net cash used in investing activities	(94,642)	(391,782)
Cash flows from financing activities:
Dividends paid on common stock	(8,028)	(8,118)
Distributions to noncontrolling interests	(1,375)	(4,823)
Payment of debt issuance costs	—	(6,568)
Finance lease payment	(820)	—
Term loan - repayments	(953)	(2,821)
Term loan - borrowings	711	210,000
Revolving credit facility – borrowings	68,000	85,000
Revolving credit facility – repayments	(45,000)	(10,000)
Proceeds from mezzanine equity	—	71,533
Proceeds from customer receivable credit facility	12,225	27,540
Repayment of customer receivable credit facility	(3,543)	(1,005)
Purchases of common stock – stock- based compensation	(1,169)	(1,713)
Purchases of common stock – share repurchase plan	(942)	(4,836)
Proceeds from exercise of stock options	—	383
Investments made by minority shareholders in consolidated affiliates	22	—
Repurchases of noncontrolling interests	(4,631)	(13,139)
Contingent consideration paid for business acquisition	(1,718)	—
Net cash provided by financing activities	12,779	341,433
Effect of foreign currency exchange rates on cash and cash equivalents	—	—
Net change in cash, cash equivalents, and restricted cash	(2,888)	(2,633)
Total cash, cash equivalents, and restricted cash, beginning of period	80,697	104,997
Total cash, cash equivalents, and restricted cash, end of period	$77,809	$102,364
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$21,491	$17,973

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

As of September 30, 2022, the Company offered the following types of services to its customers:

●	Mobility Telecommunications Services. The Company offers mobile communications services and equipment over its wireless networks to both its business and consumer subscribers.

●	Fixed Telecommunications Services. The Company provides fixed data and voice telecommunications services to both its business and consumer subscribers in all of its markets. These services include consumer broadband and high speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. The Company delivers services such as wholesale roaming, the leasing of critical network infrastructure such as tower and transport facilities, site maintenance and international long-distance services to other telecommunications providers.

●	Managed Services. The Company provides information technology services such as network, application, infrastructure and hosting services to both its business and consumer customers to complement its fixed services in its existing markets.

Through September 30, 2022, the Company has identified three operating segments to manage and review its operations and to facilitate investor presentations of its results. These three operating segments are as follows:

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

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served during the three months ended September 30, 2022:

Segment	Services	Markets	Tradenames
International Telecom	Mobility Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya
	Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT, Viya
US Telecom	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
	Fixed Services	United States	Alaska Communications, Commnet Broadband, Choice NTUA Wireless
	Carrier Services	United States	Alaska Communications, Commnet, Essextel
	Managed Services	United States	Alaska Communications, Commnet Broadband
Renewable Energy (1)	Solar	India	Vibrant Energy

(1)	See Disposition of International Solar Business for further details.

For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Global Macroeconomic Conditions

The Company’s assessment of the impact of COVID-19 on its operations through September 30, 2022, did not indicate that there was a material adverse impact to its consolidated financial statements as of and for the three and nine months ended September 30, 2022.  However, the Company may, in future periods, experience difficulty in procuring network or retail equipment, such as handsets for subscribers, as a result of COVID-19 restrictions and related supply chain challenges.

In addition to potential supply chain challenges, several of the Company’s markets have experienced an increase in operating costs, some of which the Company believes, is attributable to macro-economic conditions, including inflation.  If these conditions continue or worsen, they could negatively impact the Company by increasing its operating expenses. These conditions may lead to cost increases in multiple areas across the Company’s business, for example, rises in the prices of raw materials and manufactured goods, increased energy rates, as well as increased wage pressures and other expenses related to the Company’s employees.  In particular, where the Company has agreed to undertake infrastructure build outs on a fixed budget for its carrier customers or by accepting government grants, these conditions may result in build costs that exceed the Company’s original budget. To the extent that the Company is unable to pass on the impact of these conditions through increased prices, revised budget estimates, or offset them in other ways, such conditions may impact our financial condition and cash flows.

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

Presentation of Revenue

Effective July 1, 2021, the Company began to categorize Mobility revenue and Fixed revenue as either “consumer” or “business” based upon the characteristics of our subscribers.  Effective October 1, 2021, the Company’s statement of operations separately reflects Construction revenue. All periods presented have been adjusted to conform to these presentation updates.

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

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the periods presented below.

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Services transferred over time	$161,312	$143,866	$469,585	$350,386
Goods and services transferred at a point in time	10,133	12,510	28,321	39,782
Total revenue accounted for under ASC 606	171,445	156,376	497,906	390,168

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized. Mobility and Fixed revenue for postpaid customers is generally billed one month in advance and recognized over the period that the corresponding service is rendered to customers. To the extent the service is not provided by the reporting date the amount is recognized as a contract liability. Prepaid service, including Mobility services, sold to customers is recorded as deferred revenue prior to the commencement of services. Contract liabilities also includes certain long term fixed business and carrier service customer contracts. Contract liabilities are recorded in advanced payments and deposits and other liabilities on the Company’s balance sheets.

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

Contract assets and liabilities consisted of the following (amounts in thousands):

	September 30, 2022	December 31, 2021	$ Change	% Change
Contract asset – current	$3,465	$4,805	$(1,340)	(28)%
Contract asset – noncurrent	1,095	900	195	22%
Contract liability – current	(26,519)	(25,332)	(1,187)	(5)%
Contract liability – noncurrent	(74,260)	(81,391)	7,131	9%
Net contract liability	$(96,219)	$(101,018)	$4,799	5%

The contract asset – current is included in prepayments and other current assets and the contract asset – noncurrent is included in other assets on the Company’s balance sheet. The contract liability – current is included in advance payments and deposits and the contract liability – noncurrent is included in other liabilities on the Company’s balance sheet. The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and recognition of deferred revenue. During the nine months ended September 30, 2022, the Company recognized revenue of $27.0 million related to its December 31, 2021 contract liability and amortized $2.5 million of the December 31, 2021 contract asset into revenue.

Contract Acquisition Costs

The September 30, 2022 balance sheet includes contract acquisition costs of $6.9 million in other assets. During the three and nine months ended September 30, 2022, the Company amortized $0.9 million and $2.5 million, respectively, of contract acquisition costs. During the three and nine months ended September 30, 2021, the Company amortized $1.4 million and $2.6 million, respectively, of contract acquisition costs.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear Mobility contracts, which include a promotional discount, Managed Services contracts, and the Company’s Carrier Services construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $313 million and $369 million at September 30, 2022 and December 31, 2021, respectively. The Company expects to satisfy approximately 51% of the remaining performance obligations and recognize the transaction price within 24 months and the remainder thereafter.

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

At September 30, 2022, the Company had gross accounts receivable of $137.0 million, an allowance for credit losses of $16.1 million and a receivable under the FirstNet Agreement totaling $48.2 million of which $4.8 million was current and $43.4 million was long-term. At December 31, 2021, the Company had gross accounts receivable of $131.4 million, an allowance for credit losses of $13.9 million and a receivable under the FirstNet Agreement totaling $43.8 million, of which $4.1 million was current and $39.7 million was long-term. The Company monitors receivables through the use of historical operating data adjusted for the expectation of future performance as appropriate. Activity in the allowance for credit losses is below:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021

Balance at beginning of period	$13,885	$12,121
Current period provision for expected losses	4,969	3,303
Write-offs charged against the allowance	(3,083)	(1,422)
Recoveries collected	326	320
Balance at end of period	$16,097	$14,322

4. LEASES

Lessee Disclosure

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between three and 10 years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost:
Operating lease cost	$6,061	$5,921	$18,398	$14,395
Short-term lease cost	714	661	1,869	1,798
Variable lease cost	1,010	633	2,456	2,713
Total operating lease cost	$7,785	$7,215	$22,723	$18,906

Finance lease cost:
Amortization of right-of-use asset	$742	$618	$2,321	$1,807
Variable costs	209	194	667	586
Interest costs	93	—	290	—
Total finance lease cost	$1,044	$812	$3,278	$2,393

During the nine month periods ended September 30, 2022 and 2021, the Company paid $16.0 million and $12.7 million, respectively, for operating lease liabilities. During the nine months ended September 30, 2022 and 2021, the Company recorded $6.1 million and $9.4 million, respectively, of operating lease liabilities arising from ROU assets.

At September 30, 2022, finance leases with a cost of $26.6 million and accumulated amortization of $12.7 million were included in property, plant and equipment. During the nine months ended September 30, 2022, the Company paid $0.8 million of financing cash flows and $0.3 million of operating cash flows for finance lease liabilities and recorded $0.4 million of additional finance lease liabilities. Additionally, during the nine months ended September 30, 2022, the Company disposed of finance leases with a net book value of $2.3 million recording a loss for $1.0 million. At September 30, 2022, finance leases had a lease liability of $5.6 million, of which $1.0 million was current.

During the nine months ended September 30, 2021, the Company recorded $2.3 million of additional finance lease liabilities. At December 31, 2021, finance leases with a cost of $30.8 million and accumulated amortization of $12.1 million were included in property, plant and equipment.

The weighted average remaining lease terms and discount rates as of September 30, 2022 and December 31, 2021 are noted in the table below:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	11.0 years	11.3 years
Financing leases	9.4 years	9.5 years

Weighted-average discount rate
Operating leases	5.3%	5.4%
Financing leases	6.6%	6.4%

Maturities of lease liabilities as of September 30, 2022 were as follows (in thousands):

	Operating Leases	Financing Leases
2022 (excluding the nine months ended September 30, 2022)	$6,299	$333
2023	19,419	1,337
2024	17,492	1,228
2025	14,569	1,030
2026	10,175	539
Thereafter	67,749	3,145
Total lease payments	135,703	7,612
Less imputed interest	(40,428)	(1,999)
Total	$95,275	$5,613

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Financing Leases
2022	$20,474	$1,269
2023	17,941	1,278
2024	16,634	1,169
2025	13,640	975
2026	9,610	484
Thereafter	65,902	3,145
Total lease payments	144,201	8,320
Less imputed interest	(42,333)	(2,268)
Total	$101,868	$6,052

As of September 30, 2022, the Company did not have any material operating or finance leases that have not yet commenced.

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its cell sites and buildings. For the three and nine months ended September 30, 2022 the Company recorded $1.5 million and $4.4 million, respectively, of lease income from agreements in which the Company is the lessor. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated:

2022 (excluding the nine months ended September 30, 2022)	$1,462
2023	5,384
2024	4,951
2025	4,839
2026	4,503
Thereafter	11,216
Total future lease payments	$32,355

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

The Company assessed certain accounting matters and estimates in context with the unknown future impacts of COVID-19 and concluded that there was not a material adverse impact to its consolidated financial statements as of and for the three and nine months ended September 30, 2022. However, future assessments of the impacts of COVID-19, such as the possible continued supply chain challenges, could result in adverse impacts to its consolidated financial statements in future reporting periods.

6. ACQUISITIONS AND DISPOSITIONS

US Telecom

Acquisition of Sacred Wind Enterprises

On November 7, 2022, the Company, via its newly formed wholly owned subsidiary Alloy, Inc. (“Alloy”), acquired all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), a rural telecommunications provider in New Mexico (the “Sacred Wind Transaction”). As part of the Sacred Wind Transaction, the Company paid approximately $27 million in cash and, following the contribution of all of its ownership interests in its Commnet business to Alloy, issued approximately 6% of the fully diluted shares in Alloy to the Sacred Wind stockholders. The Company will also assume Sacred Wind’s debt of approximately $32 million, to the Rural Utilities Services. In addition, the Purchase Agreement includes certain earn-outs, based on various performance measures, the values of which are currently being assessed, to be paid to the Sacred Wind stockholders.

The Company believes that the acquisition of Sacred Wind will expand its infrastructure reach and broadband services in the rural Southwest and increase its wholesale carrier, residential and business broadband services.

Acquisition of Alaska Communications

On July 22, 2021, the Company completed the acquisition of Alaska Communications Systems Group, Inc. (“Alaska Communications”) for consideration of $339.5 million of cash, net of $11.9 million of cash and restricted cash acquired and $1.9 million of accrued consideration representing amounts payable related to stock compensation payable within one year of the close date (the “Alaska Transaction”). The cash consideration was used to purchase $186.8 million of Alaska Communications equity and repay $164.6 million of existing Alaska Communications debt.

The Company funded the acquisition with cash on hand, debt, and a $71.5 million contribution from certain affiliates of Freedom 3 Capital and other investors (the “Freedom 3 Investment”). The Company borrowed, through multiple financing transactions, a net of $283 million consisting of (i) the full $210 million aggregate amount of the Alaska Term Loan (as defined below) in a single borrowing by Alaska Communications; (ii) $10 million of the Alaska Revolving Facility (as defined below) by Alaska Communications; and (iii) $63.0 million under its revolving credit facility under the 2019 CoBank Credit Facility (as defined below). The Company incurred $6.6 million of debt issuance and debt discount costs.

The Company has accounted for the Freedom 3 Investment as redeemable noncontrolling interests in Alaska Communications its consolidated financial statements. As of July 22, 2021, the redeemable noncontrolling interests consisted of $22.6 million of redeemable common units, $48.3 million of redeemable preferred units, and $0.6 million of warrants to purchase common units, in each case, in an affiliate of Alaska Communications. The Company owns the remaining redeemable common units, redeemable preferred units and warrants in such entity. All common units contain a put option allowing the holder to sell the common units to such Alaska Communications affiliate at the then fair market value. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The redeemable preferred units carry a 9% preferred dividend which compounds quarterly. The preferred units contain a put option allowing the holder to sell the preferred units to an affiliate of Alaska Communications at the unpaid issue price plus unpaid dividends. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. Lastly, the warrants in the Alaska Communications affiliate allow the holders to purchase an additional 3% of the common units at a fixed price.

The fair value of the common units remained at $22.6 million at September 30, 2022, unchanged from the value at July 22, 2021. The value of the preferred units was $53.8 million at September 30, 2022 which consists of the original issue price of $48.3 million and $5.5 million of accrued preferred dividends. The value of the warrants was $0.6 million at September 30, 2022, unchanged from July 22, 2021.

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

The Company’s statement of operations for the three months ended September 30, 2022 includes $63.5 million of revenue and $3.2 million of losses before taxes attributable to the Alaska Transaction. The Company’s statement of operations for the nine months ended September 30, 2022 includes $184.4 million of revenue and $8.3 million of losses before taxes attributable to the Alaska Transaction. The Company incurred $11.2 million of transaction related charges pertaining to legal, accounting, consulting services, and employee related costs associated with the transaction, of which $0.8 million were incurred during the nine months ended September 30, 2022. The Company paid $1.7 million of the accrued consideration during the nine months ended September 30, 2022.

The following table reflects unaudited pro forma operating results of the Company for the three and nine months ended September 30, 2021 assuming the transaction occurred on January 1, 2020. The unaudited pro forma amounts adjust Alaska Communications’ results to reflect the depreciation and amortization that would have been recorded assuming the fair value adjustments to fixed assets and intangible assets had been applied from January 1,

2020. Additionally, all transaction costs associated with the Alaska Transaction were recorded on January 1, 2020 in the unaudited pro forma results. Lastly, the unaudited pro forma results were adjusted to reflect changes to the acquired entities’ financial structure related to the transaction. Specifically, the pre-closing debt of $164.6 million, and associated interest, was removed and $283.0 million of transaction debt, and associated interest, was included in the unaudited pro forma results. In addition, the pro forma results included the allocation of income and accrual of preferred dividends to the redeemable noncontrolling interest. The table includes final purchase accounting adjustments recorded in the fourth quarter of 2021.

	Three months ended		Nine months ended
	September 30, 2021		September 30, 2021
	As Reported	Pro Forma	As Reported	Pro Forma

Revenue	$166,760	$180,214	$415,135	$550,900
Net Income (loss) attributable to ATN International, Inc. Stockholders	$(2,619)	$4,778	$2,103	$5,089

Earnings (loss) Per Share
Basic	$(0.22)	$0.22	$0.08	$0.09
Diluted	$(0.22)	$0.22	$0.08	$0.09

The unaudited pro forma adjustments increased net income attributable to ATN International, Inc. Stockholders by $7.4 million and $3.0 million for the three and nine months ended September 30, 2021, respectively. The increase was due to an increase from the net income of the Alaska Communications operations excluding transaction costs.

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

The Company reported a loss on sale of $21.5 million during the year ended December 31, 2020 due to the Vibrant Transaction. The Company recorded transaction costs of $1.3 million on the Vibrant Transaction, of which $0.7 million was recorded during the year ended December 31, 2020 and $0.6 million was recorded during the year ended December 31, 2021. The consideration received includes $19.5 million of cash and $3.9 million of receivables related to the amounts held in escrow and earn out consideration. The Company has recorded $11.8 million pursuant to an equity method investment with respect to its remaining 33% ownership interest in Vibrant. The Company completed its assessment of earn out and escrow amounts in the third quarter of 2022. During the year ended December 31, 2021, the Company recorded additional losses of $1.6 million related to the ongoing working capital, escrow, and contingent consideration assessment. During the nine months ended September 30, 2022, the Company recorded an additional loss of $0.7 million related to its continuing assessment of those items and received $1.8 million of amounts previously held in escrow.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	September 30, 2022
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$2,716	$—	$—	$2,716
Short term investments	300	—	—	300
Other investments	—	—	1,862	1,862
Alaska Communications redeemable common units	—	—	(22,640)	(22,640)
Warrants on Alaska Communications redeemable common units	—	—	(559)	(559)
Total assets and liabilities measured at fair value	$3,016	$—	$(21,337)	$(18,321)

	December 31, 2021
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$3,301	$—	$—	$3,301
Short term investments	300	—	—	300
Other investments	—	—	1,925	1,925
Alaska Communications redeemable common units	—	—	(22,640)	(22,640)
Warrants on Alaska Communications redeemable common units	—	—	(559)	(559)
Interest rate swap	—	(894)	—	(894)
Total assets and liabilities measured at fair value	$3,601	$(894)	$(21,274)	$(18,567)

During the nine months ended September 30, 2022, the fair value of the remaining Level 3 investments decreased $0.1 million due to a cash distribution.

Money Market Funds

As of September 30, 2022 and December 31, 2021, this asset class consisted of a money market portfolio that comprises Federal government and US Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

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

	Investments without a readily determinable fair value	Fair value investments	Equity investments	Total
Balance, December 31, 2021	$17,820	$1,925	$28,699	$48,444
Sale of Investments(1)	—	—	(13,212)	(13,212)
Income (Loss) recognized	—	326	(2,163)	(1,837)
Contributions / (distributions)	—	(389)	2,750	2,361
Foreign currency loss	—	—	(1,815)	(1,815)
Gain recognized	4,770	—	—	4,770
Balance, September 30, 2022	$22,590	$1,862	$14,259	$38,711

(1) During the three months ended September 30, 2022, the Company sold an investment previously accounted for using the equity method for $15.7 million of cash. The investment had a book value of $13.2 and the Company recognized a gain of $2.5 million on the transaction.

These investments are included with other assets on the consolidated balance sheets.

Redeemable Common Units and Warrants

The Company issued redeemable common units, and warrants to purchase additional common units, in a subsidiary of the Company in connection with its acquisition of Alaska Communications (Refer to Note 6). The instruments are redeemable at the option of the holder. Both the common units and warrants to purchase common units are recorded at fair value in the Company’s financial statements. The common units are recorded in redeemable noncontrolling interest and the warrants are recorded in other liabilities on the Company’s balance sheets. The Company calculates the fair value of the instruments using a market approach with Level 3 inputs.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using Level 2 inputs.

The fair value of long-term debt is estimated using Level 2 inputs. At September 30, 2022, the fair value of long-term debt, including the current portion, was $405.3 million and its book value was $399.2 million. At December 31, 2021, the fair value of long-term debt, including the current portion, was $373.7 million and its book value was $366.5 million.

8. LONG-TERM DEBT

CoBank Credit Facility

On April 10, 2019, the Company entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (as amended, the “2019 CoBank Credit Facility”).  The 2019 CoBank Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $26.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of September 30, 2022.  The 2019 CoBank Credit Facility matures on April 10, 2024.

Amounts borrowed under the 2019 CoBank Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging between 1.25% to 2.25% or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.25%.  Swingline loans bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the higher of (x) LIBOR for an interest period of one month and (y) LIBOR for an interest period of one week; (ii) the Federal Funds Effective Rate (as defined in the 2019 CoBank Credit Facility) plus 0.50% per annum; and (iii) the Prime Rate (as defined in the 2019 CoBank Credit Facility). The applicable margin is determined based on the Total Net Leverage Ratio (as defined in the 2019 CoBank Credit Facility). Under the terms of the 2019 CoBank Credit Facility, the Company must also pay a commitment fee ranging from 0.150% to 0.375% of the average daily unused portion of the 2019 CoBank Credit Facility over each calendar quarter. On November 7, 2022, the Company amended the 2019 CoBank Credit Facility to allow for the incurrence of certain indebtedness related to payment guarantees in connection with its Remove and Replace project.

 The 2019 CoBank Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Company’s investments in “unrestricted” subsidiaries and certain dividend payments to our stockholders are not limited unless the Total Net Leverage Ratio is equal to or greater than 1.75 to 1.0.  The Total Net Leverage Ratio is measured each fiscal quarter and is required to be less than or equal to 2.75 to 1.0.  In the event of a Qualifying Acquisition (as defined in the 2019 CoBank Credit Facility), the Total Net Leverage Ratio increases to 3.25 to 1.0 for the subsequent three fiscal quarters.

The 2019 CoBank Credit Facility also provides for the incurrence by us of incremental term loan facilities, when combined with increases to revolving loan commitments, in an aggregate amount not to exceed $200 million (the “Accordion”).  Amounts borrowed under the Accordion are also subject to proforma compliance with a net leverage ratio financial covenant.

As of September 30, 2022, the Company was in compliance with all of the financial covenants of the 2019 CoBank Credit Facility, had $71.0 million outstanding in borrowings and, net of the $26.0 million of outstanding performance letters of credit, had $103.0 million of availability under the 2019 CoBank Credit Facility. As of September 30, 2022, there are no outstanding interest rate hedge agreements associated with the 2019 CoBank Credit Facility.

Alaska Credit Facility

On July 22, 2021, Alaska Communications entered into a Credit Agreement (the “Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a $35.0 million revolving facility (the “Alaska Revolving Facility”) and a $210.0 million initial term loan facility (the “Alaska Term Loan”). As of September 30, 2022, $210.0 million was outstanding under the Alaska Term Loan and $15.5 million was outstanding under the Alaska Revolving Facility. Both facilities mature on July 22, 2026.

The Company capitalized $6.6 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $4.9 million were unamortized as of September 30, 2022.

The Alaska Credit Facility also provides for incremental facilities up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve-month Consolidated EBITDA (as defined in the Alaska Credit Facility).

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

Alaska Communication’s interest rate swap, which had been designated as a cash flow hedge with an interest rate of 1.6735%, expired on June 30, 2022. As of September 30, 2022, there are no outstanding interest rate hedge agreements associated with the Alaska Credit Facility.

Alaska Term Facility

On June 15, 2022, Alaska Communications Systems Holdings, the parent company of Alaska Communications, entered a secured lending arrangement with Bristol Bay Industrial, LLC. (the “Alaska Term Facility”).

The Alaska Term Facility provides for a secured delayed draw term loan in an aggregate principal amount of up to $7.5 million and the proceeds may be used to pay certain invoices from a contractor for work performed in connection with a fiber build. Interest on the Alaska Term Facility accrues at a fixed rate of 4.0%. and is payable commencing on September 30, 2022. Scheduled quarterly payments of principal commence on March 31, 2023. The Alaska Term Facility matures on June 30, 2024.

The Alaska Term Facility contains events of default customary for facilities of this type.

As of September 30, 2022, the Company had $0.7 million outstanding and $6.8 million available under the Alaska Term Facility.

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

As of September 30, 2022, the Company had $44.3 million outstanding, of which $5.7 million was current, and $25.4 million of availability under the Receivables Credit Facility. The Company capitalized $0.9 million of fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.8 million were unamortized as of September 30, 2022.

Viya Debt

The Company, and certain of our subsidiaries, have entered into a $60.0 million loan agreement (the “Viya Debt”) with Rural Telephone Finance Cooperative (“RTFC”).  The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”).   This covenant is tested on an annual basis at the end of each fiscal year.  Interest is paid quarterly at a fixed rate of 4.0% per annum and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of our Viya subsidiaries and is guaranteed by us.

The Company paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the Viya Debt.  The fee was recorded as a reduction to the Viya Debt carrying amount and is being amortized over the life of the loan.

As of September 30, 2022, $60.0 million of the Viya Debt remained outstanding and $0.4 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. This covenant will be tested on December 31, 2022.

One Communications Debt

The Company has an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on November 30, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% per annum paid quarterly.

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

As of September 30, 2022, $3.8 million of the One Communications Debt was outstanding.

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

Both the USF and CAFII programs are subject to certain operational and reporting compliance requirements. The Company believes it is in compliance with these requirements as of September 30, 2022.  Revenue recognized from the USF and CAFII programs is recognized as revenue from government grants.  Revenue from other programs is recognized in accordance with ASC 606.

RDOF (“Rural Digital Opportunities Fund”)

The Company expects to receive approximately $20.1 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”).

The Company recorded the amounts below as communication services revenue for the reported periods:

	Three months ended			Nine months ended
	September 30, 2022			September 30, 2022

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$991	$943	$1,934	$3,036	$6,465	$9,501
CAF II	6,822	—	6,822	20,466	—	20,466
RDOF	478	—	478	1,434	—	1,434
Other Programs	8,795	—	8,795	20,023	37	20,060
Total	$17,086	$943	$18,029	$44,959	$6,502	$51,461

	Three months ended			Nine months ended
	September 30, 2021			September 30, 2021

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$840	$2,761	$3,601	$1,462	$11,146	$12,608
CAF II	5,710	—	5,710	9,508	—	9,508
Other Programs	4,449	—	4,449	8,368	—	8,368
Total	$10,999	$2,761	$13,760	$19,338	$11,146	$30,484

In 2018, the FCC initiated a proceeding to replace the High Cost Program support received by Viya in the US Virgin Islands with a new Connect USVI Fund. On November 16, 2020, the FCC announced that Viya was not the recipient of the Connect USVI Fund award and authorized funding to be issued to the new awardee in June 2021. Pursuant to the terms of the program and effective in July 2021, Viya’s annual USF support was reduced from $16.4 million to $10.9 million. In July 2022, this support was reduced to $5.5 million for the annual period through June 2023. Thereafter, Viya is not expected to receive support under the High Cost Program.

Construction Grants

The Company has also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse the Company for its construction costs, is distributed upon completion of a project. Completion deadlines begin in June 2023 and once these projects are constructed, the Company is obligated to provide service to the participants. The Company expects to meet all requirements associated with these grants.  A rollforward of the Company’s grant awards is below (in thousands).

Amount
Grants awarded, December 31, 2021	$11,067
New grants	23,269
Cancelled grants	(4,254)
Grants awarded, September 30, 2022	$30,082

In addition, the Company partners with tribal governments to obtain grants under the Tribal Broadband Connectivity Program ("TBCP").  The TBCP is a program administered by the National Telecommunications and Information Administration to deploy broadband connectivity on tribal lands.  The Company was identified as a sub recipient of TBCP grants totaling $77.5 million as of September 30, 2022.  Additionally, in October 2022, the Company was identified as a sub-recipient for an additional TBCP grant of $52.3 million.

Replace and Remove Program

On July 15, 2022, the Company was notified that it was an approved participant in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks.  Pursuant to the Replace and Remove Program, the Company was allocated up to approximately $207 million in reimbursement amounts to cover documented and approved costs to remove and securely destroy all ZTE communications equipment and services in its U.S. networks and replace such equipment. The Replace and Remove Program requires that the Company complete its first request for reimbursement for services performed under the program no later than July 14, 2023 and that it complete the project no later than one year from submitting its initial reimbursement request. The Company is currently assessing the program and anticipates that it will be able to meet the deadlines and requirements of the program. At September 30, 2022, the Company established a receivable for $2.1 million of costs for which it expects to be reimbursed under the program.

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

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$57	$36	$54	$35	$171	$108	$162	$105
Non-operating expense
Interest cost	565	33	645	41	1,695	99	1,789	123
Expected return on plan assets	(925)	—	(833)	—	(2,775)	—	(2,207)	—
Settlements	—	—	—	—	(1,725)	—	—	—
Net periodic pension expense (benefit)	$(303)	$69	$(134)	$76	$(2,634)	$207	$(256)	$228

The Company was not required to make contributions to its pension plans during the nine months ended September 30, 2022 and 2021. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions to its pension plans during the nine months ended September 30, 2022 and 2021.

11. INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 16.9% and 6.0%, respectively.

The Company recorded an income tax benefit of $0.4 million in relation to a pretax loss of $2.1 million for the three months ended September 30, 2022. The effective tax rate for the three months ended September 30, 2022 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which the Company operates and (ii) discrete items including $0.9 million of expense for interest on unrecognized tax positions.

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

The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 21.5% and (98.8%), respectively.

The Company recorded an income tax benefit of $1.4 million in relation to a pretax loss of $6.4 million for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2022 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) a $2.1 million net expense recognized discretely to record a valuation allowance on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $3.3 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, and a $1.7 million expense for interest on unrecognized tax positions.

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

12. EARNINGS PER SHARE AND REDEEMABLE NONCONTROLLING INTERESTS

Earnings Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to ATN International, Inc. stockholders	(2,783)	(2,619)	(4,255)	2,103
Less: Preferred dividends	1,192	846	3,462	846
Net income (loss) attributable to ATN International, Inc. common stockholders	$(3,975)	$(3,465)	$(7,717)	$1,257

Denominator:
Weighted-average shares outstanding- Basic	15,763	15,860	15,746	15,891
Effective of dilutive securities:
Stock options, restricted stock units and performance stock units	—	—	—	10
Weighted-average shares outstanding- Diluted	15,763	15,860	15,746	15,901

For each of the three and nine months ended September 30, 2021, the calculations of basic and diluted weighted average shares of common stock outstanding do not include 5,000 shares relating to stock options as the effects of those options were anti-dilutive.

Redeemable Noncontrolling Interests

In connection with the Alaska Transaction, the Company has accounted for the Freedom 3 Investment as redeemable noncontrolling interests in its consolidated financial statements. The redeemable noncontrolling interests consist of $22.6 million of redeemable common units and $48.3 million of redeemable preferred units. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The put option is solely the obligation of Alaska Communications and is nonrecourse to the Company. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The fair value of the common units remained at $22.6 million at September 30, 2022, unchanged from the value at July 22, 2021. The redeemable preferred equity carries a 9% preferred dividend which compounds quarterly. The preferred units contain a put option allowing the holder to sell the preferred units to a subsidiary of the Company at the unpaid issue price plus unpaid dividends. The put option is solely the obligation of Alaska Communications and is nonrecourse to the Company. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The unpaid preferred dividend was $5.5 million at September 30, 2022.

For the three and nine months ended September 30, 2022, the Company allocated losses of $1.1 million and $2.8 million, respectively, to the redeemable common units representing their proportionate share of operating losses. Additionally, the fair value of the redeemable common units increased by $2.8 million during the nine months ended September 30, 2022.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for the nine months ended September 30, 2022:

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2021	$50,296	$22,640	$72,936
Accrued preferred dividend	3,462	—	3,462
Allocated net loss	—	(2,762)	(2,762)
Change in fair value	—	2,762	2,762
Balance, September 30, 2022	$53,758	$22,640	$76,398

13. SEGMENT REPORTING

The Company has the following three reportable and operating segments: i) International Telecom, ii) US Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended September 30, 2022

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,706	$298	$—	$—	$4,004
Mobility - Consumer	22,776	2,058	—	—	24,834
Total Mobility	26,482	2,356	—	—	28,838
Fixed - Business	18,578	32,509	—	—	51,087
Fixed - Consumer	39,989	19,143	—	—	59,132
Total Fixed	58,567	51,652	—	—	110,219
Carrier Services	3,220	31,360	—	—	34,580
Other	340	—	—	—	340
Total Communication Services Revenue	88,609	85,368	—	—	173,977
Construction	—	3,332	—	—	3,332
Other
Managed Services	1,398	3,506	—	—	4,904
Total Other Revenue	1,398	3,506	—	—	4,904
Total Revenue	90,007	92,206	—	—	182,213
Depreciation	14,126	18,341	—	845	33,312
Amortization of intangibles from acquisitions	380	2,856	—	—	3,236
Non-cash stock-based compensation	54	132	—	1,483	1,669
Operating income (loss)	13,360	716	(711)	(11,926)	1,439

For the Three Months Ended September 30, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$1,422	$231	$—	$—	$1,653
Mobility - Consumer	22,423	1,909	—	—	24,332
Total Mobility	23,845	2,140	—	—	25,985
Fixed - Business	16,549	21,681	—	—	38,230
Fixed - Consumer	40,870	15,484	—	—	56,354
Total Fixed	57,419	37,165	—	—	94,584
Carrier Services	2,557	31,939	—	—	34,496
Other	233	—	—	—	233
Total Communication Services Revenue	84,054	71,244	—	—	155,298
Construction	—	6,417	—	—	6,417
Other
Managed Services	1,252	3,793	—	—	5,045
Total Other Revenue	1,252	3,793	—	—	5,045
Total Revenue	85,306	81,454	—	—	166,760
Depreciation	13,308	14,327	—	1,240	28,875
Amortization of intangibles from acquisitions	418	3,062	—	—	3,480
Non-cash stock-based compensation	36	101	—	1,468	1,605
Operating income (loss)	13,213	(9,830)	(55)	(4,310)	(982)

For the Nine Months Ended September 30, 2022

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$10,997	$973	$—	$—	$11,970
Mobility - Consumer	64,025	5,063	—	—	69,088
Total Mobility	75,022	6,036	—	—	81,058
Fixed - Business	52,827	91,521	—	—	144,348
Fixed - Consumer	122,435	57,279	—	—	179,714
Total Fixed	175,262	148,800	—	—	324,062
Carrier Services	10,042	96,102	—	—	106,144
Other	1,051	—	—	—	1,051
Total Communication Services Revenue	261,377	250,938	—	—	512,315
Construction	—	8,615	—	—	8,615
Other
Managed Services	3,820	8,980	—	—	12,800
Total Other Revenue	3,820	8,980	—	—	12,800
Total Revenue	265,197	268,533	—	—	533,730
Depreciation	43,109	54,546	—	2,766	100,421
Amortization of intangibles from acquisitions	1,192	8,552	—	—	9,744
Non-cash stock-based compensation	170	301	—	5,225	5,696
Operating income (loss)	36,889	(4,199)	(755)	(28,663)	3,272

For the Nine Months Ended September 30, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,917	$1,149	$—	$—	$5,066
Mobility - Consumer	64,503	6,258	—	—	70,761
Total Mobility	68,420	7,407	—	—	75,827
Fixed - Business	50,037	26,409	—	—	76,446
Fixed - Consumer	125,255	23,004	—	—	148,259
Total Fixed	175,292	49,413	—	—	224,705
Carrier Services	6,963	70,713	—	—	77,676
Other	689	—	—	—	689
Total Communication Services Revenue	251,364	127,533	—	—	378,897
Construction	—	28,049	—	—	28,049
Other
Renewable Energy	—	—	418	—	418
Managed Services	3,978	3,793	—	—	7,771
Total Other Revenue	3,978	3,793	418	—	8,189
Total Revenue	255,342	159,375	418	—	415,135
Depreciation	40,080	24,598	188	3,827	68,693
Amortization of intangibles from acquisitions	1,262	3,062	—	—	4,324
Non-cash stock-based compensation	83	100	22	4,911	5,116
Operating income (loss)	40,999	(10,920)	(1,488)	(23,319)	5,271

(1)	Corporate and Other items refer to corporate overhead costs and consolidating adjustments

Selected balance sheet data for each of the Company’s segments as of September 30, 2022 and December 31, 2021 consists of the following (in thousands):

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
September 30, 2022
Cash, cash equivalents, and short-term investments	$38,340	$32,937	$463	$5,274	$77,014
Total current assets	110,610	114,960	488	6,466	232,524
Fixed assets, net	459,554	482,348	—	7,905	949,807
Goodwill	4,835	35,269	—	—	40,104
Total assets	641,307	871,181	14,735	67,977	1,595,200
Total current liabilities	84,848	99,663	356	27,989	212,856
Total debt	63,386	264,802	—	71,000	399,188
December 31, 2021
Cash, cash equivalents, and short-term investments	$43,128	$28,486	$659	$7,628	$79,901
Total current assets	108,677	111,741	3,585	8,614	232,617
Fixed assets, net	452,856	480,250	—	10,103	943,209
Goodwill	4,835	35,269	—	—	40,104
Total assets	630,515	877,041	17,481	83,567	1,608,604
Total current liabilities	91,090	108,950	356	20,548	220,944
Total debt	64,243	240,802	—	61,499	366,544

	Capital Expenditures

	International	US	Corporate and
Nine months ended September 30,	Telecom	Telecom	Other (1)	Consolidated
2022	$53,270	$60,056	$633	$113,959
2021	32,485	36,157	2,280	70,922

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments

14. COMMITMENTS AND CONTINGENCIES

Regulatory and Litigation Matters

The Company is subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below, for which the Company is currently unable to predict the final outcome, the disposition of proceedings currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

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

GTT has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GTT’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. Digicel filed counterclaims alleging that GTT has violated the terms of the interconnection agreement and Guyana laws. These suits, filed in 2010 and 2012, have been consolidated with Digicel’s constitutional challenge described above. At the first instance, GTT was successful in defending Digicel’s application to strike out its claim. However, Digicel was successful before the Full Court in having the claims struck out. GTT has appealed the decision of the  Full Court  before Guyana’s Court of Appeal and is waiting for a date for the hearing of the appeal.

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. The Company maintains that any liability GTT might be found to have with respect to the disputed tax assessments, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods.

On May 20, 2021, the Company was served with a notice of application for enforcement of a foreign judgment with respect to a matter brought by the Trinidad & Tobago Electric Commission (“TTEC”) in the High Court of Justice

in the Republic of Trinidad and Tobago in August 2013 against the Company and other defendants, alleging breach of contract due to the Company’s failure to pay TTEC in connection with amounts alleged to be owed as reimbursement for cable repair costs. In May 2015, the Company failed to appear in the matter and a default judgment was entered against the Company in the amount of approximately $2.8 million.  In May 2021, TTEC took steps to enforce the judgment by commencing proceedings against GTT in Guyana, however, in May of 2022, the High Court of Guyana denied TTEC’s petition and TTEC has appealed the decision before Guyana’s Court of Appeal. GTT intends to continue to defend its position against the legitimacy of the claim.

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

Alaska Communications also received a Letter of Inquiry on March 18, 2018, and subsequent follow up information requests, from the FCC Enforcement Bureau requesting historical information regarding Alaska Communications’ participation in the FCC’s Rural Health Care Support Program.  The Company is engaged in discussions with the FCC’s Enforcement Bureau and will continue to work constructively to provide it the information it is seeking. At this time, the Company cannot predict the outcome of the FCC Enforcement Bureau’s inquiry or the impact it may have on its business, financial condition, results of operations or liquidity.

With respect to all of the foregoing matters, the Company believes that some adverse outcome is probable and has accordingly accrued $11.7 million as of September 30, 2022 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

15. SUBSEQUENT EVENTS

On November 7, 2022, CoBank and the Company amended the 2019 Credit Facility to, among other items, consent to the Company’s Sacred Wind Transaction and amend the calculation of the Total Leverage Ratio covenant to allow for the Company to guarantee indebtedness expected to be incurred in connection with the Remove and Replace project. A copy of the amendment is filed as Exhibit 10.1 to this Quarterly Report.

See Note 6 for a discussion of our acquisition of Sacred Wind Enterprises.

See Note 9 for a discussion regarding government grants to be received for our fiber builds in the southwestern United States and Alaska.

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

As of September 30, 2022, we offer the following types of services to our customers:

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

Through September 30, 2022, we have identified three operating segments to manage and review our operations and to facilitate investor presentations of our results. These three operating segments are as follows:

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

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of September 30, 2022:

Segment	Services	Markets	Tradenames
International Telecom	Mobility Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya
	Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT, Viya
US Telecom	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
	Fixed Services	United States	Alaska Communications, Commnet Broadband, Choice NTUA Wireless
	Carrier Services	United States	Alaska Communications, Commnet, Essextel
	Managed Services	United States	Alaska Communications, Commnet Broadband
Renewable Energy (1)	Solar	India	Vibrant Energy

(1)	See Disposition of International Solar Business for further details.

Acquisition of Sacred Wind Enterprises

On November 7, 2022, we, via our newly formed wholly owned subsidiary Alloy, Inc. (“Alloy”), acquired all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), a rural telecommunications provider in New Mexico (the “Sacred Wind Transaction”). As part of the Sacred Wind Transaction, we paid approximately $27 million in cash and, following the contribution of all of our ownership interests in our Commnet business to Alloy, issued approximately 6% of the fully diluted shares in Alloy to the Sacred Wind stockholders. We will also assume Sacred Wind’s debt of approximately $32 million, to the Rural Utilities Services. In addition, the Purchase Agreement includes certain earn-outs, based on various performance measures, the values of which are currently being assessed, to be paid to the Sacred Wind stockholders.

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

Global Macroeconomic Conditions

Our assessment of the impact of COVID-19 on our operations through September 30, 2022, did not indicate that there was a material adverse impact to our consolidated financial statements as of and for the three and nine months ended September 30, 2022.  However, we may, in future periods, experience difficulty in procuring network or retail equipment, such as handsets for subscribers, as a result of COVID-19 restrictions and related supply chain challenges.

In addition to potential supply chain challenges, several of our markets have experienced an increase in operating costs, some of which we believe, is attributable to macro-economic conditions, including inflation.  If these conditions continue or worsen, they could negatively impact us by increasing our operating expenses. These conditions may lead to cost increases in multiple areas across our business, for example, rises in the prices of raw materials and manufactured goods, increased energy rates, as well as increased wage pressures and other expenses related to our employees. In particular, where we have agreed to undertake infrastructure build outs on a fixed budget for our carrier customers or by accepting government grants, these conditions may result in build costs that exceed our original budget. To the extent that we are unable to pass on the impact of these conditions through increased prices, revised budget estimates, or offset them in other ways, such conditions may impact our financial condition and cash flows.

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

FirstNet Agreement

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we amended in August 2020, May 2021 and August 2022 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating area in the Western United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time.  We expect that total construction revenue related to FirstNet will approximate $80 million to $85 million.  Since inception of the project through September 30, 2022, we have recorded $52.1 million in construction revenue, including $8.6 million during 2022.  In 2022 and 2023, we also expect to record additional construction revenue and related costs, as sites are completed.  Revenues from construction are expected to have minimal impact on operating income. The network build portion of the FirstNet Agreement has continued during the COVID-19 pandemic, but the overall timing of the build schedule has been delayed.

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

Both the USF and CAFII programs are subject to certain operational and reporting compliance requirements. We believe we are in compliance with these requirements as of September 30, 2022.

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

RDOF (“Rural Digital Opportunities Fund”)

We expect to receive approximately $20.1 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”).   We recorded $0.5 million and $1.4 million of revenue from the RDOF program during the three and nine months ended September 30, 2022, respectively.

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, is used to reimburse us for construction costs, and is distributed upon completion of a project. Completion deadlines begin in June 2023 and once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants.  A rollforward of the Company’s grant awards is below (in thousands):

Amount
Grants awarded, December 31, 2021	$11,067
New grants	23,269
Cancelled grants	(4,254)
Grants awarded, September 30, 2022	$30,082

In addition, we partner with tribal governments to obtain grants under the Tribal Broadband Connectivity Program ("TBCP").  The TBCP is a program administered by the National Telecommunications and Information Administration to deploy broadband connectivity on tribal lands.  We were identified as a sub recipient of TBCP grants totaling $77.5 million as of September 30, 2022.  Additionally, in October 2022, the company was identified as a sub-recipient for an additional TBCP grant of $52.3 million.

Replace and Remove Program

On July 15, 2022, we were notified that we were an approved participant in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks.  Pursuant to the Replace and Remove Program, we were allocated up to approximately $207 million in reimbursement amounts to cover documented and approved costs to remove and securely destroy all ZTE communications equipment and services in our U.S. networks and replace such equipment. The Replace and Remove Program requires that we complete our first request for reimbursement for services performed under the program no later than July 14, 2023 and that we complete the project no later than one year from submitting our initial reimbursement request. We are currently assessing the impact of this program on our financial statements and anticipate that we will be able to meet the deadlines and requirements of the program. At September 30, 2022, we established a receivable for $2.1 million of costs for which we expect to be reimbursed under the program.

CBRS Auction

During the third quarter of 2020, we participated in the FCC’s Citizens Broadband Radio Service (CBRS) auction for Priority Access Licenses (PALs) in the 3.5 GHz spectrum band. These PALs are licensed on a county-by-

county basis and are awarded for a 10-year renewable term. We were a winning bidder for PALs located strategically throughout the United States at a total cost of approximately $20.4 million. In the third quarter of 2022, we surrendered a portion of the PALs that we won in the auction in exchange for repayment of the approximately $1.1 million paid for such licenses and entered into a Consent Decree with the FCC with respect to such surrender and receipt of the remaining licenses. In connection with the awarded licenses, we will have to achieve certain CBRS spectrum build out obligations. We currently expect to comply with all applicable requirements related to these licenses.

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

Selected Segment Financial Information

The following represents selected segment information for the three months ended September 30, 2022 and 2021 (in thousands):

For the Three Months Ended September 30, 2022

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,706	$298	$—	$—	$4,004
Mobility - Consumer	22,776	2,058	—	—	24,834
Total Mobility	26,482	2,356	—	—	28,838
Fixed - Business	18,578	32,509	—	—	51,087
Fixed - Consumer	39,989	19,143	—	—	59,132
Total Fixed	58,567	51,652	—	—	110,219
Carrier Services	3,220	31,360	—	—	34,580
Other	340	—	—	—	340
Total Communication Services Revenue	88,609	85,368	—	—	173,977
Construction	—	3,332	—	—	3,332
Other
Managed Services	1,398	3,506	—	—	4,904
Total Other Revenue	1,398	3,506	—	—	4,904
Total Revenue	90,007	92,206	—	—	182,213

Operating income (loss)	13,360	716	(711)	(11,926)	1,439

For the Three Months Ended September 30, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$1,422	$231	$—	$—	$1,653
Mobility - Consumer	22,423	1,909	—	—	24,332
Total Mobility	23,845	2,140	—	—	25,985
Fixed - Business	16,549	21,681	—	—	38,230
Fixed - Consumer	40,870	15,484	—	—	56,354
Total Fixed	57,419	37,165	—	—	94,584
Carrier Services	2,557	31,939	—	—	34,496
Other	233	—	—	—	233
Total Communication Services Revenue	84,054	71,244	—	—	155,298
Construction	—	6,417	—	—	6,417
Other
Managed Services	1,252	3,793	—	—	5,045
Total Other Revenue	1,252	3,793	—	—	5,045
Total Revenue	85,306	81,454	—	—	166,760

Operating income (loss)	13,213	(9,830)	(55)	(4,310)	(982)

(1) Corporate and Other items refer to corporate overhead costs and consolidating adjustments

A comparison of our segment results for the three months ended September 30, 2022, and 2021 is as follows:

International Telecom. Revenues within our International Telecom segment increased $4.7 million, or 5.5%, to $90.0 million from $85.3 million for the three months ended September 30, 2022 and 2021, respectively, as a result of an increase in Fixed and Mobility subscribers within all of our international markets. In addition, our International Telecom segment recognized an increase in Carrier Services revenue due to increases in transport and access fees as well as roaming revenues as a result of increased tourism in certain markets. These increases, however, were partially offset by the $1.4 million scheduled step down in federal support revenues in the US Virgin Islands.

Operating expenses within our International Telecom segment increased by $4.5 million, or 6.2%, to $76.6 million from $72.1 million for the three months ended September 30, 2022 and 2021, respectively. The increase in operating expenses was primarily the result of an increase in direct costs, equipment costs, sales and marketing expenses to support the expansion of our subscriber base and additional costs for our continued investment in network expansion and enhancement.

As a result, our International Telecom segment’s operating income increased $0.2 million, or 1.5%, to $13.4 million from $13.2 million for the three months ended September 30, 2022 and 2021, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $10.7 million, or 13.1%, to $92.2 million from $81.5 million for the three months ended September 30, 2022 and 2021, respectively, primarily as a result of the improved operating performance of our Alaska operations, and a full three months of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results partially offset by a $3.1 million reduction in construction revenue related to the FirstNet Transaction as well as a reduction in roaming revenue due to certain restructured carrier contracts in our western United States operations.

Operating expenses within our US Telecom segment increased $0.2 million to $91.5 million from $91.3 million for the three months ended September 30, 2022 and 2021, respectively, as a result of a full three months of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results and increases in other expenses being incurred in connection with both the FirstNet Transaction and the CARES Act-funded build-out of rural broadband operations. These increases were partially offset by decreases in both FirstNet construction costs of $2.5 million and transaction-related expenses, pertaining to the Alaska Transaction, of $8.8 million.

As a result of the above, our US Telecom segment’s operating income (loss) increased by $10.5 million to income of $0.7 million from a loss of $(9.8) million for the three months ended September 30, 2022 and 2021, respectively.

Renewable Energy.  Until the completion of the Vibrant Transaction on January 27, 2021, we distributed generation solar power to commercial and industrial customers under the Vibrant name in India. Accordingly, we did not generate revenue or incur operating expenses within our Renewable Energy segment subsequent to that date.

The following represents a year over year discussion and analysis of our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
REVENUE:
Communication services	$173,977	$155,298	$18,679	12.0%
Construction	3,332	6,417	(3,085)	(48.1)
Other	4,904	5,045	(141)	(2.8)
Total revenue	182,213	166,760	15,453	9.3
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communications services and other	78,949	70,732	8,217	11.6
Cost of construction revenue	3,321	5,855	(2,534)	(43.3)
Selling, general and administrative	58,056	53,360	4,696	8.8
Transaction-related charges	3,416	5,696	(2,280)	(40.0)
Depreciation	33,312	28,875	4,437	15.4
Amortization of intangibles from acquisitions	3,236	3,480	(244)	(7.0)
(Gain) Loss on disposition of long-lived assets	484	(256)	740	(289.1)
Total operating expenses	180,774	167,742	13,032	7.8
Income (loss) from operations	1,439	(982)	2,421	(246.5)
OTHER INCOME (EXPENSE):
Interest income	38	42	(4)	n/m
Interest expense	(5,513)	(3,438)	(2,075)	60.4
Other income (expense)	1,904	(385)	2,289	n/m
Other expense, net	(3,571)	(3,781)	210	(5.6)
LOSS BEFORE INCOME TAXES	(2,132)	(4,763)	2,631	(55.2)
Income tax benefit	(360)	(288)	(72)	25.0
NET INCOME (LOSS)	(1,772)	(4,475)	2,703	(60.4)
(Net income) loss attributable to noncontrolling interests, net of tax:	(1,011)	1,856	(2,867)	(154.5)
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(2,783)	$(2,619)	$(164)	6.3%

n/m = not meaningful

Communications Services Revenue

Mobility Revenue. Our Mobility revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing retail mobile voice and data services over our wireless networks as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our retail subscribers. Mobility revenue increased by $2.8 million, or 10.8%, to $28.8 million for the three months ended September 30, 2022 from $26.0 million for the three months ended September 30, 2021. Of this increase, $2.3 million related to an increase in revenue from business customers while revenue from consumers increased by $0.5 million. The increase in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $2.7 million, or 11.3%, to $26.5 million for the three months ended September 30, 2022 from $23.8 million for the three months ended September 30, 2021. Mobility revenue increased in each of our markets as total revenue from business and consumer customers increased by $2.3 million and $0.4 million, respectively. The net increases were the result of improved retail and marketing strategies which lead to an increase in subscribers in all of our markets and an increase in equipment and services revenues in certain markets.

●	US Telecom. Mobility revenue within our US Telecom segment increased by $0.3 million, or 14.3%, to $2.4 million from $2.1 million for the three months ended September 30, 2022 and 2021, respectively. Of this increase, revenue from business and consumer customers increased by $0.1 million and $0.2 million, respectively.

We expect that Mobility revenue within our International Telecom segment may increase as a result of an increase in subscribers. However, such growth may be partially offset due to increased competition. We expect that Mobility revenue within our US Telecom segment will decrease over time as we put more emphasis on other revenue offerings.

Fixed Revenue. Fixed revenue is primarily generated by broadband, voice, and video service revenues provided to retail and business customers over our wireline networks. Fixed revenue within our US Telecom segment also includes revenue from the Connect America Fund Phase II program awards in the western United States and Alaska, as well as revenue from the Alaska Universal Service Fund. Within our International Telecom segment, Fixed revenue also includes funding under the FCC’s High Cost Program in the US Virgin Islands. Fixed revenue increased by $15.6 million, or 16.5%, to $110.2 million from $94.6 million for the three months ended September 30, 2022 and 2021, respectively. Of this increase, $12.9 million relates to revenue from business customers while the remaining increase of $2.7 million pertains to consumers. The increase in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue increased by $1.2 million, or 2.1%, to $58.6 million from $57.4 million for the three months ended September 30, 2022 and 2021, respectively, primarily as a result of an increase in fixed broadband revenue as a result of an increase in broadband subscribers in all of our international markets as well as an increase in pricing within certain markets partially offset by the previously disclosed and scheduled $1.4 million step down in revenue from the FCC’s High Cost Program within our Viya operations.

●	US Telecom. Fixed revenue within our US Telecom segment increased by $14.5 million, or 39.0%, to $51.7 million from $37.2 million for the three months ended September 30, 2022 and 2021, respectively. This increase was mostly a result of a full three months of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results, and to a lesser extent an increase, within the western United States, related to an increase in usage for both business and consumer subscribers to support our subscribers’ increased demand for remote working.

Fixed revenue within our International Telecom segment may further decrease as a result of the future scheduled step downs in USF funding in the US Virgin Islands, a decrease in demand for our video services due to subscribers using alternative methods to receive video content, and if COVID-19 travel related restrictions are reinstated in some of our international markets. Such decreases, however, may be offset as a result of an increase in demand for broadband and other data services from consumers, businesses and government, driven by such trends as the popularity of video and audio streaming, demand for cloud services and smart home, business and city solutions, and macro-economic and population growth in places like the Cayman Islands and Guyana.

Within our US Telecom segment, Fixed revenue is expected to increase as both our Alaska operations and our western United States operations further deploy broadband access to both consumers and businesses.

Carrier Services Revenue. Carrier Services revenue is generated by both our International Telecom and US Telecom segments. Within our International Telecom segment, Carrier Services revenue includes international long-distance services, roaming revenues generated by other carriers’ customers roaming into our retail markets, transport services and access services provided to other telecommunications carriers. Within our US Telecom segment, Carrier Services revenue includes services provided under the FirstNet Transaction, wholesale roaming revenues, the provision of network switching services, tower lease revenue and other services provided to other carriers. Carrier Services revenue increased by $0.1 million, or 0.3%, to $34.6 million from $34.5 million for the three months ended September 30, 2022 and 2021, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $0.6 million, or 23.1%, to $3.2 million from $2.6 million for the three months ended September 30, 2022 and 2021, respectively, as a result of an increase in transport and access services as well as higher roaming revenues from an increase in tourism within certain international markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $0.5 million, or 1.6%, to $31.4 million from $31.9 million, for the three months ended September 30, 2022 and 2021, respectively. This decrease was primarily related to the $4.1 million revenue reduction in our western United States operations as a result of the restructure of certain carrier contracts partially offset by a full three months of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results.

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

Within our US Telecom segment, Carrier Services revenue is expected to increase as a result of our transition away from our legacy wholesale roaming business to other carrier and consumer-based infrastructure services. Such increases may be partially offset by the impact of continued reduced contractual wholesale roaming rates and imposed revenue caps with our Carrier customers.

The most significant competitive factor we face within our US Telecom segment is competition from other providers of such shared infrastructure services, including the leasing of our tower space and transport services, as well as the extent to which our carrier customers choose to roam on our networks.

Other Communications Services Revenue. Other Communications Services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers. Other Communications Services revenue increased to $0.3 million from $0.2 million for the three months ended September 30, 2022 and 2021, respectively.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended September 30, 2022 and 2021, Construction revenue decreased to $3.3 million from $6.4 million, respectively, as a result of a decrease in the number of sites completed during the three months ended September 30, 2022 as compared to the same period in 2021. As of September 30, 2022, 70% of the cell sites related to the FirstNet Agreement were completed and we expect another 5% of the total build to be completed during the fourth quarter of 2022 with the remainder to be completed in 2023.

Other Revenue

Renewable Energy Revenue. We did not generate any renewable energy revenue during the three months ended September 30, 2022 or 2021 as a result of the Vibrant Transaction.

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services. Managed Services revenue decreased by $0.1 million, or 2.0%, to $4.9 million from $5.0 million for the three months ended September 30, 2022 and 2021, respectively.

International Telecom. Managed Services revenue in our International Telecom segment increased slightly to $1.4 million, or 7.7%, from $1.3 million for the three months ended September 30, 2022 and 2021, respectively.

US Telecom. Within our US Telecom segment, Managed Services revenue decreased to $3.5 million, or 7.9%, from $3.8 million for the three months ended September 30, 2022 and 2021, respectively.

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

Cost of communication services and other increased by $8.2 million, or 11.6%, to $78.9 million from $70.7 million for the three months ended September 30, 2022 and 2021, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other increased by $1.6 million, or 4.7%, to $35.6 million from $34.0 million, for the three months ended September 30, 2022 and 2021, respectively. This increase was the result of increased equipment costs, primarily the cost of handsets, as a result of an increase in subscribers due to seasonal promotions and marketing strategies.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $6.7 million, or 18.3%, to $43.3 million from $36.6 million for the three months ended September 30, 2022 and 2021, respectively. This increase was a result of a full three months of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results and an increase in data transport costs in connection with the fully constructed cell sites as part of the First Net Transaction. These increases were partially offset by a reduction of costs within our private network business which terminated a majority of its operations in early 2022.

We expect that cost of communication services and other may increase within our International Telecom segment due to an expected increase in roaming costs if tourism continues to return to pre-pandemic levels. Within the US Telecom segment, these expenses are expected to increase in connection with our expected increase in carrier services revenue, an increase in the expenses associated with our funding award under the CARES Act and anticipated expenses in connection with our performance related to the construction phase of our FirstNet Transaction which is expected to be completed in 2023. In addition, we expect cost of services may increase as a result of continued inflationary pressure, issues facing the global supply chain and geopolitical uncertainty.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. During the three months ended September 30, 2022 and September 30, 2021, cost of construction revenue decreased to $3.3 million from $5.9 million as a result of a decrease in the number of sites completed during the three months ended September 30, 2022 as compared to the same period in 2021. As of September 30, 2022, 70% of the cell sites related to the FirstNet Agreement were completed and we expect another 5% of the total build to be completed during the fourth quarter of 2022 with the remainder to be completed in 2023.

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

Selling, general and administrative expenses increased by $4.7 million, or 8.8%, to $58.1 million from $53.4 million for the three months ended September 30, 2022 and 2021, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $2.2 million, or 9.1%, to $26.5 million from $24.3 million for the three months ended September 30, 2022 and 2021, respectively. This increase was incurred within all of our international markets primarily as a result of an increase in both our sales and marketing efforts and customer support capabilities to support the expansion of our subscriber base.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $1.1 million, or 4.9%, to $23.7 million from $22.6 million, for the three months ended September 30, 2022 and 2021, respectively. This increase was the result of a full three months of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results and an increase in such costs in connection with the First Net Transaction partially offset by a reduction of costs within our private network business which terminated a majority of its operations in early 2022.

●	Renewable Energy. During the three months ended September 30, 2022 and 2021, our Renewable Energy segment incurred a nominal amount of selling, general and administrative expenses.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $1.4 million, or 21.9%, to $7.8 million from $6.4 million, for the three months ended September 30, 2022 and 2021, respectively, primarily related to increased professional services and travel-related expenses.

We expect an increase in these costs as a result of expected costs associated with our recent funding award under the CARES Act, our recently received grant to bring fiber connectivity to certain areas in southern Apache County, Arizona and the cost impact of the construction phase of the FirstNet Transaction which is expected to be completed during 2023. Our Corporate Overhead segment may also experience an increase in these expenses to support our expanding operations. In addition, we expect our selling, general, and administrative expenses may increase as a result of continued inflationary pressure, issues facing the global supply chain and geopolitical uncertainty.

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

We incurred $3.4 million and $5.7 million of transaction-related charges during the three months ended September 30, 2022 and 2021, respectively.

 Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses increased by $4.5 million, or 15.6%, to $33.3 million from $28.8 million for the three months ended September 30, 2022 and 2021, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $0.8 million, or 6.0%, to $14.1 million from $13.3 million, for the three months ended September 30, 2022 and 2021, respectively. This increase was a result of recent upgrades and expansions to this segment’s network.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $4.1 million, or 28.9%, to $18.3 million from $14.2 million, for the three months ended September 30, 2022 and 2021, respectively, primarily as a result of a full three months of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $0.4 million, or 33.3%, to $0.8 million from $1.2 million, for the three months ended September 30, 2022 and 2021, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

We expect depreciation and amortization expense to increase within all of our segments as we acquire tangible assets to expand or upgrade our telecommunications networks.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions include the amortization of customer relationships and trade names related to our completed acquisitions.

Amortization of intangibles from acquisitions decreased by $0.4 million, or 11.1%, to $3.2 million from $3.6 million for the three months ended September 30, 2022 and 2021, respectively, as a result of the scheduled amortization of costs incurred in previous periods.

We expect that amortization of intangibles from acquisitions will decrease as such costs continue to amortize as scheduled.

Loss on disposition of long-lived assets.   During the three months ended September 30, 2022, we recorded a $0.5 million loss on the disposal of certain assets, primarily within our Renewable Energy segment related to the final settlement of the Vibrant Transaction.

During the three months ended September 30, 2021, we recorded a loss on the disposition of miscellaneous long-lived assets of $0.3 million.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances and were nominal amounts during both the three months ended September 30, 2022 and 2021.

Interest expense.   We incur interest expense on the 2019 CoBank Credit Facility, the Alaska Credit Facility (beginning in July 2021 and in conjunction with the completion of the Alaska Transaction), the Viya Debt, the One Communications Debt and the Receivables Credit Facility (each as defined below). Interest expense also includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense increased to $5.5 million from $3.4 million for the three months ended September 30, 2022 and 2021, respectively, as additional interest expense was incurred as a result of new borrowings under the 2019 CoBank Credit Facility, the Alaska Credit Facility and the Receivables Credit Facility as well as an increase in interest rates on those facilities.

We expect that interest expense may increase in future periods as a result of increased interest rates and borrowings.

Other income (expenses).   Other income (expenses) represents miscellaneous non-operational income earned and expenses incurred.

For the three months ended September 30, 2022, other income (expenses) was $1.9 million of income primarily related to gains from our noncontrolling investments partially offset by losses on foreign currency transactions.

For the three months ended September 30, 2021, other income (expenses) was an expense of $0.4 million which was primarily related to losses from our noncontrolling investments and on foreign currency transactions. These losses were partially offset by miscellaneous income generated during the quarter.

Income taxes. Our effective tax rate for the three months ended September 30, 2022 and 2021 was 16.9% and 6.0%, respectively.

We recorded an income tax benefit of $0.4 million in relation to a pretax loss of $2.1 million for the three months ended September 30, 2022. The effective tax rate for the three months ended September 30, 2022 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which we operate and (ii) discrete items including $0.9 million of expense for interest on unrecognized tax positions.

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

Net income attributable to noncontrolling interests, net of tax.  Net income attributable to noncontrolling interests, net of tax reflected an allocation of income of $1.0 million and losses of $1.9 million generated by our less than wholly owned subsidiaries for the three months ended September 30, 2022 and 2021, respectively. Changes in net income attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income attributable to noncontrolling interests, net of tax increased by $0.1 million, or 4.3%, to an allocation of $2.4 million of income from an allocation of $2.3 million of income for the three months ended September 30, 2022 and 2021, respectively, primarily as a result of increased profitability at our less than wholly owned subsidiaries partially offset by an increase in our ownership of certain less than wholly owned subsidiaries in certain international markets.

●	US Telecom. Within our US Telecom segment, net income attributable to noncontrolling interests, net of tax decreased by $2.3 million to an allocation of losses of $1.4 million from an allocation of losses of $4.2 million for the three months ended September 30, 2022 and 2021, respectively, as a result the completion of the Alaska Transaction.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was a loss of $2.8 million and $2.6 million for the three months ended September 30, 2022 and 2021, respectively.

On a per diluted share basis, net income (loss) was a loss of $0.25 and $0.22 per diluted share for the three months ended September 30, 2022 and 2021, respectively. Such per share losses were impacted by accrued preferred dividends of $1.2 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively.

Selected Segment Financial Information

The following represents selected segment information for the nine months ended September 30, 2022 and 2021 (in thousands):

For the Nine Months Ended September 30, 2022

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$10,997	$973	$—	$—	$11,970
Mobility - Consumer	64,025	5,063	—	—	69,088
Total Mobility	75,022	6,036	—	—	81,058
Fixed - Business	52,827	91,521	—	—	144,348
Fixed - Consumer	122,435	57,279	—	—	179,714
Total Fixed	175,262	148,800	—	—	324,062
Carrier Services	10,042	96,102	—	—	106,144
Other	1,051	—	—	—	1,051
Total Communication Services Revenue	261,377	250,938	—	—	512,315
Construction	—	8,615	—	—	8,615
Other
Managed Services	3,820	8,980	—	—	12,800
Total Other Revenue	3,820	8,980	—	—	12,800
Total Revenue	265,197	268,533	—	—	533,730

Operating income (loss)	36,889	(4,199)	(755)	(28,663)	3,272

For the Nine Months Ended September 30, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,917	$1,149	$—	$—	$5,066
Mobility - Consumer	64,503	6,258	—	—	70,761
Total Mobility	68,420	7,407	—	—	75,827
Fixed - Business	50,037	26,409	—	—	76,446
Fixed - Consumer	125,255	23,004	—	—	148,259
Total Fixed	175,292	49,413	—	—	224,705
Carrier Services	6,963	70,713	—	—	77,676
Other	689	—	—	—	689
Total Communication Services Revenue	251,364	127,533	—	—	378,897
Construction	—	28,049	—	—	28,049
Other
Renewable Energy	—	—	418	—	418
Managed Services	3,978	3,793	—	—	7,771
Total Other Revenue	3,978	3,793	418	—	8,189
Total Revenue	255,342	159,375	418	—	415,135

Operating income (loss)	40,999	(10,920)	(1,488)	(23,319)	5,272

(1)	Reconciling items refer to corporate overhead costs and consolidating adjustments

A comparison of our segment results for the nine months ended September 30, 2022, and 2021 is as follows:

International Telecom. Revenues within our International Telecom segment increased $9.9 million, or 3.9%, to $265.2 million from $255.3 million for the nine months ended September 30, 2022 and 2021, respectively, as a result of an increase in Fixed and Mobility subscribers within our international markets. In addition, our US Virgin Islands and Bermuda markets recognized an increase in Carrier Services revenue as a result of increased tourism in those markets. These increases, however, were partially offset by a $4.1 million reduction in federal support revenues in the US Virgin Islands.

Operating expenses within our International Telecom segment increased by $14.0 million, or 6.5%, to $228.3 million from $214.3 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily the result of an increase in direct costs, primarily roaming expenses due to increased tourism in the US Virgin Islands and Bermuda, equipment expenses due to increased handset sales and an increase in sales and marketing expenses to support the expansion of our subscriber base.

As a result, our International Telecom segment’s operating income decreased $4.1 million, or 10.0%, to $36.9 million from $41.0 million for the nine months ended September 30, 2022 and 2021, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $109.1 million, or 68.4%, to $268.5 million from $159.4 million for the nine months ended September 30, 2022 and 2021, respectively, primarily as a result of a full nine months of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results partially offset by a $19.4 million reduction in construction revenue related to the FirstNet Transaction as well as a reduction in roaming revenue due to the restructuring of certain carrier contracts in our western United States operations.

Operating expenses within our US Telecom segment increased $102.4 million to $272.7 million from $170.3 million for the nine months ended September 30, 2022 and 2021, respectively, as a result of a full nine months of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results and increases in other expenses being incurred in connection with both the FirstNet Transaction and the CARES Act-funded build-out of rural broadband operations. These increases were partially offset by decreases in FirstNet construction costs of $19.4 million and transaction-related expenses, primarily related to the Alaska Transaction, of $7.9 million.

As a result of the above, our US Telecom segment’s operating loss decreased by $6.7 million to a loss of $4.2 million from a loss of $10.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Renewable Energy.  Until the completion of the Vibrant Transaction on January 27, 2021, we distributed generation solar power to commercial and industrial customers under the Vibrant name in India. Accordingly, we did not generate revenue or incur operating expenses within our Renewable Energy segment subsequent to that date. For the nine months ended September 30, 2021, we generated revenue, incurred operating expenses and reported an operating loss of $3.4 million, $4.6 million and $1.2 million, respectively.

The following represents a year over year discussion and analysis of our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)

REVENUE:
Communication services	$512,315	$378,897	$133,418	35.2%
Construction	8,615	28,049	(19,434)	(69.3)
Other	12,800	8,189	4,611	56.3
Total revenue	533,730	415,135	118,595	28.6
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	229,821	168,717	61,104	36.2
Cost of construction revenue	8,640	27,997	(19,357)	(69.1)
Selling, general and administrative	173,575	131,705	41,870	31.8
Transaction-related charges	4,381	7,823	(3,442)	(44.0)
Depreciation and amortization	100,421	68,693	31,728	46.2
Amortization of intangibles from acquisitions	9,744	4,324	5,420	125.3
Loss on disposition of long-lived assets	3,876	605	3,271	540.7
Total operating expenses	530,458	409,864	120,594	29.4
Income (loss) from operations	3,272	5,271	(1,999)	(37.9)
OTHER INCOME (EXPENSE):
Interest income	41	83	(42)	(50.6)
Interest expense	(13,107)	(5,723)	(7,384)	129.0
Other income	3,379	1,923	1,456	75.7
Other expense, net	(9,687)	(3,717)	(5,970)	160.6
INCOME (LOSS) BEFORE INCOME TAXES	(6,415)	1,554	(7,969)	(512.8)
Income tax benefit	(1,378)	(1,535)	157	(10.2)
NET INCOME (LOSS)	(5,037)	3,089	(8,126)	(263.1)
Net (income) loss attributable to noncontrolling interests, net of tax:	782	(986)	1,768	(179.3)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(4,255)	$2,103	$(6,358)	(302.3)%

n/m = not meaningful

Communications Services Revenue

Mobility Revenue. Mobility revenue increased by $5.3 million, or 7.0%, to $81.1 million for the nine months ended September 30, 2022 from $75.8 million for the nine months ended September 30, 2021. Of this increase, $6.9 million related to an increase in revenue from business customers while revenue from consumers declined by $1.7 million. The increase in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $6.6 million, or 9.6%, to $75.0 million for the nine months ended September 30, 2022 from $68.4 million for the nine months ended September 30, 2021. Mobility revenue increased in each of our markets as total revenue from business customers was the majority of that increase. The increases were the result of improved retail and marketing strategies which lead to an increase in subscribers and equipment sales in certain markets.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $1.4 million, or 18.9%, to $6.0 million from $7.4 million for the nine months ended September 30, 2022 and 2021, respectively. Of this decrease, $1.2 million related to a decrease in revenue from consumers within our retail operations due to a decrease in subscribers while the remaining $0.2 million decrease was the result of a decrease in revenue from our private networks business.

Fixed Revenue. Fixed revenue increased by $99.4 million, or 44.2%, to $324.1 million from $224.7 million for the nine months ended September 30, 2022 and 2021, respectively. Of this increase, $67.9 million and $31.5 million relate to revenue from business and consumer customers, respectively. The increase in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue was consistent at $175.3 million for the nine months ended September 30, 2022 and 2021, as increases in fixed broadband subscribers in all of our international markets and data pricing in certain markets was offset by the previously disclosed and scheduled $4.1 million reduction in revenue from the FCC’s High Cost Program.

●	US Telecom. Fixed revenue within our US Telecom segment increased by $99.4 million to $148.8 million from $49.4 million for the nine months ended September 30, 2022 and 2021, respectively. This increase was a result of a full nine months of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results, and a $2.9 million increase, within the western United States, related to an increase in usage for both business and consumer subscribers to support our subscribers’ increased demand for remote working.

Carrier Services Revenue. Carrier Services revenue increased by $28.4 million, or 36.6%, to $106.1 million from $77.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $3.0 million, or 42.9%, to $10.0 million, from $7.0 million for the nine months ended September 30, 2022 and 2021, respectively, as a result of an increase in transport and access services and in tourism, primarily within the US Virgin Islands and Bermuda, that resulted in increased roaming revenues.

●	US Telecom. Carrier Services revenue within our US Telecom segment increased by $25.4 million, or 35.9%, to $96.1 million from $70.7 million, for the nine months ended September 30, 2022 and 2021, respectively. This increase was primarily related to a full nine months of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results partially offset by a decrease of $11.0 million in our western United States operations as a result of the restructure of certain carrier contracts.

Other Communications Services Revenue. Other Communications Services revenue increased to $1.1 million from $0.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Construction Revenue

During the nine months ended September 30, 2022 and 2021, Construction revenue decreased to $8.6 million from $28.0 million, respectively, as a result of a decrease in the number of sites completed during 2022 as compared to 2021. As of September 30, 2022, 70% of the cell sites related to the FirstNet Agreement were completed and we expect another 5% of the total build to be completed during the fourth quarter of 2022 with the remainder to be completed in 2023.

Other Revenue

Renewable Energy Revenue. As a result of the Vibrant Transaction, we did not generate any renewable energy revenue during the nine months ended September 30, 2022 and generated $0.4 million of renewable energy revenue during the nine months ended September 30, 2021.

Managed Services Revenue. Managed Services revenue increased by $5.0 million, or 64.1%, to $12.8 million from $7.8 million for the nine months ended September 30, 2022 and 2021, respectively.

International Telecom. Managed Services revenue in our International Telecom segment decreased $0.2 million to $3.8 million, or 5.0%, from $4.0 million for the nine months ended September 30, 2022 and 2021, respectively.

US Telecom. Within our US Telecom segment, Managed Services revenue increased to $9.0 million from $3.8 million for the nine months ended September 30, 2022 and 2021, respectively, primarily related to a full nine months of our Alaska operations, which were acquired on July 22, 2021, included in our 2022 results

Operating Expenses

Cost of communication services and other. Cost of communication services and other increased by $41.7 million, or 36.2%, to $229.8 million from $168.7 million for the nine months ended September 30, 2022 and 2021, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other increased by $3.0 million, or 2.9%, to $104.7 million from $101.7 million, for the nine months ended September 30, 2022 and 2021, respectively. This increase was the result of an increase in roaming expense, due to an increase in related roaming revenues from higher levels of travel and tourism in the US Virgin Islands and Bermuda, as well as an increase in equipment expenses. Primarily the cost of handsets, as a result of improved retail and marketing strategies which lead to an increase in subscribers and handset sales.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $58.5 million, or 86.8%, to $125.8 million from $67.3 million for the nine months ended September 30, 2022 and 2021, respectively. This increase was a result of a full nine months of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results, and an increase in data transport costs in connection with the fully constructed cell sites as part of the FirstNet Transaction and an increase within our wholesale long-distance voice services business to support its increased revenues. These increases were partially offset by decreases in our private network business which terminated its operations in early 2022.

Cost of construction revenue. During the nine months ended September 30, 2022 and September 30, 2021, cost of construction revenue decreased to $8.6 million from $28.0 million as a result of a decrease in the number of sites completed during 2022 as compared to 2021. As of September 30, 2022, 70% of the cell sites related to the FirstNet Agreement were completed and we expect another 5% of the total build to be completed during the fourth quarter of 2022 with the remainder to be completed in 2023.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $41.9 million, or 31.8%, to $173.6 million from $131.7 million for the nine months ended September 30, 2022 and 2021, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $6.9 million, or 9.7%, to $78.3 million from $71.4 million for the nine months ended September 30, 2022 and 2021, respectively. This increase was incurred within all of our international markets primarily as a result of an increase in our sales and marketing capabilities to support the expansion of our subscriber base.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $33.5 million, or 87.0%, to $72.0 million from $38.5 million, for the nine months ended September 30, 2022 and 2021, respectively. This increase was the result of a full nine months of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results and an increase in such costs in connection with the First Net Transaction partially offset by a reduction of costs within our private network business which terminated its operations in early 2022.

●	Renewable Energy. During the nine months ended September 30, 2022 and 2021, our Renewable Energy segment incurred a nominal amount and $0.5 million of selling, general and administrative expenses, respectively, as a result of the Vibrant Transaction.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $1.8 million, or 8.4%, to $23.2 million from $21.4 million, for the nine months ended September 30, 2022 and 2021, respectively, primarily related to an increase in professional service expenses, integration costs associated with the completion of the Alaska Transaction and an increase in travel related costs.

Transaction-related charges.  We incurred $4.4 million and $7.8 million of transaction-related charges during the nine months ended September 30, 2022 and 2021, respectively.

 Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $31.8 million, or 46.4%, to $100.4 million from $68.6 million for the nine months ended September 30, 2022 and 2021, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $3.0 million, or 7.5%, to $43.1 million from $40.1 million, for the nine months ended September 30, 2022 and 2021, respectively. This increase was the result of a full nine months of our Alaska operations, which were acquired on July 22, 2021, included in our 2022 results and the depreciation expense recorded on recent capital expenditures.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $30.0 million to $54.5 million from $24.5 million, for the nine months ended September 30, 2022 and 2021, respectively, primarily as a result of the Alaska Transaction.

●	Renewable Energy. Our Renewable Energy segment did not record any depreciation and amortization expense during the nine months ended September 30, 2022 as a result of the Vibrant Transaction. This segment incurred $0.2 million of depreciation and amortization expenses during the nine months ended September 30, 2021.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $1.0 million, or 26.3%, to $2.8 million from $3.8 million, for the nine months ended September 30, 2022 and 2021, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions increased by $5.3 million to $9.7 million from $4.4 million for the nine months ended September 30, 2022 and 2021, respectively, as a result of the Alaska Transaction which was completed on July 22, 2021.

Loss on disposition of long-lived assets.   During the nine months ended September 30, 2022, we recorded a loss on the disposition of long-lived assets of $3.9 million. Of this amount, $2.1 million was incurred in our US Telecom segment relating to the disposal of certain assets while $1.0 million was incurred in our International Telecom segment as a result of the modification of agreements for the use of other certain assets, while the remaining amount pertains to the final settlement of the Vibrant Transaction within our Renewable Energy segment.

During the nine months ended September 30, 2021, we recorded a loss on the disposition of long-lived assets of $0.6 million, primarily related to the Vibrant Transaction, partially offset by gains within the US Telecom segment.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances and were nominal amounts during both the nine months ended September 30, 2022 and 2021.

Interest expense.   Interest expense increased to $13.1 million from $5.7 million for the nine months ended September 30, 2022 and 2021, respectively, as additional interest expense was incurred as a result of new borrowings under the 2019 CoBank Credit Facility, the Alaska Credit Facility and the Receivables Credit Facility as well as an increase in interest rates.

Other income (expenses).   For the nine months ended September 30, 2022, other income (expenses) was $3.4 million of income primarily related to gains from our noncontrolling investments partially offset by increased expenses associated with certain employee benefit plans and losses on foreign currency transactions.

For the nine months ended September 30, 2021, other income (expense) was income of $1.9 million which was primarily related to gains from our noncontrolling investments partially offset by a net loss on foreign currency transactions.

Income taxes. Our effective tax rate for the nine months ended September 30, 2022 and 2021 was 21.5% and (98.8%), respectively.

We recorded an income tax benefit of $1.4 million in relation to a pretax loss of $6.4 million for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2022 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which we operate, (ii) a $2.1 million net expense recognized discretely to record a valuation allowance on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $3.3 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, and a $1.7 million expense for interest on unrecognized tax positions.

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

Net income attributable to noncontrolling interests, net of tax.  Net income attributable to noncontrolling interests, net of tax reflected an allocation of $0.8 million of losses and $1.0 million of income generated by our less than wholly owned subsidiaries for the nine months ended September 30, 2022 and 2021, respectively. Changes in net income attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income attributable to noncontrolling interests, net of tax decreased by $1.1 million, or 18.6%, to an allocation of $4.8 million of income from an allocation of $5.9 million of income for the nine months ended September 30, 2022 and 2021, respectively, primarily as a result of reduced profitability at our less than wholly owned subsidiaries partially offset by an increase in our ownership in certain international markets.

●	US Telecom. Within our US Telecom segment, net income attributable to noncontrolling interests, net of tax increased by $1.5 million to an allocation of losses of $5.6 million from an allocation of losses of $4.1 million for the nine months ended September 30, 2022 and 2021, respectively, as a result of the Alaska Transaction, which was completed on July 22, 2021 and reduced profitability in certain less than wholly owned subsidiaries within our US Mobility operations.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was a loss of $4.3 million for the nine months ended September 30, 2022 as compared to income of $2.1 million for the nine months ended September 30, 2021.

On a per diluted share basis, net income (loss) was a loss of $0.49 per diluted share for the nine months ended September 30, 2022 as compared to income of $0.08 per diluted share for the nine months ended September 30, 2021. Such per share amounts were impacted by accrued preferred dividends of $3.5 million and $2.3 million.

Regulatory and Tax Issues

We are involved in several regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For a discussion of ongoing proceedings, see Note 14 o the Consolidated Financial Statements in this Report

Tax Reform

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, has resulted in significant changes to the US corporate income tax system and the US Virgin Islands mirror code which replaces “United States” with “US Virgin Islands” throughout the Internal Revenue Code. The Tax Act transitions international taxation from a worldwide system to a modified territorial system and includes two base erosion prevention measures on non-US earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to US taxation as global intangible low taxed income (“GILTI”), eliminates the deduction of certain payments made to related foreign corporations, and imposes a minimum tax if greater than regular tax under the base-erosion and anti-abuse tax (“BEAT”). These changes became effective beginning in 2018 but did not have an impact on us in the initial or following years. Based on our forecasted income for 2022, we are not currently projecting a GILTI inclusion. We do not expect we will be subject to BEAT and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the quarter ended September 30, 2022.

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

Total liquidity.  As of September 30, 2022, we had approximately $77.8 million in cash, cash equivalents and restricted cash. Of this amount, $29.7 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $399.2 million of debt, net of unamortized deferred financing costs, as of September 30, 2022. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

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

Cash used in investing activities. Cash used in investing activities decreased by $297.1 million to $94.6 million from $391.8 million for the nine months ended September 30, 2022 and 2021, respectively. Excluding the $339.5 million of cash used for the Alaska Transaction, cash used in investing activities increased by $42.4 million, primarily as a result of an increase in capital expenditures of $43.1 million to $114.0 million from $70.9 million. Offsetting this increase was a reduction in reimbursable capital expenditures of $4.7 million to $4.0 million from $8.7 million.

Cash provided by (used in) financing activities.   Cash provided by financing activities decreased by $328.7 million to $12.8 million from $341.4 million. Excluding cash provided by the Alaska Transaction of $291.5 million (including $220.0 million of debt financing and $71.5 million of equity financing provided by a non-controlling third party), cash provided by financing activities decreased by $37.1 million primarily related to a reduction in borrowings, net of repayments, under our credit facilities partially offset by a reduction in expenditures for the repurchase of non-controlling interests and repurchases of our common stock.

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

For the nine months ended September 30, 2022 and 2021, we spent approximately $114.0 million and $70.9 million, respectively, on capital expenditures relating to our telecommunications networks and our business support systems of which $4.0 million and $8.7 million, respectively, are reimbursable. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Nine months ended September 30,	Telecom	Telecom	Other (1)	Consolidated
2022	$53,270	$60,056	$633	$113,959
2021	32,485	36,157	2,280	70,922

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

We expect to fund our current capital expenditures primarily from our current cash balances, cash generated from operations and our existing credit facilities.

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

Dividends.  We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the three months ended September 30, 2022, our Board of Directors declared $2.7 million of dividends to our stockholders which includes a $0.17 per share dividend declared on September 15, 2022 and paid on October 7, 2022. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We repurchased $0.9 million and $2.6 million of our common stock under the 2016 Repurchase Plan during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had $19.5 million authorized and available for share repurchases under the 2016 Repurchase Plan.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $79.0 million for the nine months ended September 30, 2022 as compared to $47.7 million for the nine months ended September 30, 2021.  The increase of $31.3 million was primarily related to a decrease in net income of $8.1 million offset by an increase in depreciation and amortization expenses of $37.1 million.

CoBank Credit Facility

On April 10, 2019, we entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (as amended, the “2019 CoBank Credit Facility”).  The 2019 CoBank Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $26.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of September 30, 2022.  The 2019 CoBank Credit Facility matures on April 10, 2024.

Amounts borrowed under the 2019 CoBank Credit Facility bear interest at a rate equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging between 1.25% to 2.25% or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.25%.  Swingline loans bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the higher of (x) LIBOR for an interest period of one month and (y) LIBOR for an interest period of one week; (ii) the Federal Funds Effective Rate (as defined in the 2019 CoBank Credit Facility) plus 0.50% per annum; and (iii) the Prime Rate (as defined in the 2019 CoBank Credit Facility). The applicable margin is determined based on the Total Net Leverage Ratio (as defined in the 2019 CoBank Credit Facility). Under the terms of the 2019 CoBank Credit Facility, we must also pay a commitment fee ranging from 0.150% to 0.375% of the average daily unused portion of the 2019 CoBank Credit Facility over each calendar quarter.

 The 2019 CoBank Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  Our investments in “unrestricted” subsidiaries and certain dividend payments to our stockholders are not limited unless the Total Net Leverage Ratio is equal to or greater than 1.75 to 1.0.  The Total Net Leverage Ratio is measured each fiscal quarter and is required to be less than or equal to 2.75 to 1.0.  In the event of a Qualifying Acquisition (as defined in the 2019 CoBank Credit Facility), the Total Net Leverage Ratio increases to 3.25 to 1.0 for the subsequent three fiscal quarters. On November 7, 2022, we amended the 2019 CoBank Credit Facility to allow for the incurrence of certain indebtedness related to payment guarantees in connection with our Remove and Replace project.

The 2019 CoBank Credit Facility also provides for the incurrence by us of incremental term loan facilities, when combined with increases to revolving loan commitments, in an aggregate amount not to exceed $200 million (the “Accordion”).  Amounts borrowed under the Accordion are also subject to proforma compliance with a net leverage ratio financial covenant.

As of September 30, 2022, we were in compliance with all of the financial covenants, had $71.0 million outstanding in borrowings and, net of the $26.0 million of outstanding performance letters of credit, had $103.0 million of availability under the 2019 CoBank Credit Facility. As of September 30, 2022, there are no outstanding interest rate hedge agreements associated with the 2019 CoBank Credit Facility.

Alaska Credit Facility

On July 22, 2021, Alaska Communications entered into a Credit Agreement (the “Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a $35.0 million revolving facility (the “Alaska Revolving Facility”) and a $210.0 million initial term loan facility (the “Alaska Term Loan”). As of September 30, 2022, $210.0 million was outstanding under the Alaska Term Loan and $15.5 million was outstanding under the Alaska Revolving Facility. Both facilities mature on July 22, 2026.

We capitalized $6.6 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $4.9 million were unamortized as of September 30, 2022.

The Alaska Credit Facility also provides for incremental facilities up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve-month Consolidated EBITDA (as defined in the Alaska Credit Facility).

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

Alaska Communication’s interest rate swap, that had been designated as a cash flow hedge with an interest rate of 1.6735%, expired on June 30, 2022. As of September 30, 2022, there are no outstanding interest rate hedge agreements associated with the Alaska Credit Facility.

Alaska Term Facility

On June 15, 2022, Alaska Communications Systems Holdings, the parent company of Alaska Communications, entered a secured lending arrangement with Bristol Bay Industrial, LLC. (the “Alaska Term Facility”).

The Alaska Term Facility provides for a secured delayed draw term loan in an aggregate principal amount of up to $7.5 million and the proceeds may be used to pay certain invoices from a contractor for work performed in connection with a fiber build. Interest on the Alaska Term Facility accrues at a fixed rate of 4.0%. and is payable commencing on September 30, 2022. Scheduled quarterly payments of principal commence on March 31, 2023. The Alaska Term Facility matures on June 30, 2024.

The Alaska Term Facility contains events of default customary for facilities of this type.

As of September 30, 2022, we had $0.7 million outstanding under the Alaska Term Facility.

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

Interest on the loans accrues at a fixed annual interest rate to be quoted by CoBank at the time of the delayed draw.

The Receivables Credit Facility contains customary events of termination, representations and warranties, affirmative and negative covenants and events of default customary for facilities of this type.

As of September 30, 2022, we had $44.3 million outstanding, of which $5.7 million was current, and $25.4 million of availability under the Receivables Credit Facility. We capitalized $0.9 million of fees associated with the Receivables

Credit Facility which are being amortized over the life of the debt and $0.8 million were unamortized as of September 30, 2022.

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

As of September 30, 2022, $60.0 million of the Viya Debt remained outstanding and $0.4 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. This covenant will be tested on December 31, 2022.

One Communications Debt

We have an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which is scheduled to mature on November 30, 2022 and bears interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% per annum paid quarterly.

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

As of September 30, 2022, $3.8 million of the One Communications Debt was outstanding.

Factors Affecting Sources of Liquidity

Internally generated funds. The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications.

Restrictions under Credit Facility.  Our 2019 CoBank Credit Facility contains customary representations, warranties and covenants, including covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.

In addition, the 2019 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of September 30, 2022, we were in compliance with all of the financial covenants of the 2019 CoBank Credit Facility.

Capital markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications and renewable energy industries, our financial performance, the state of the capital markets and our compliance with SEC requirements for the offering of securities.

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the three months ended September 30, 2022 and 2021, we recorded $0.2 million and $0.3 million, respectively, in losses on foreign currency transactions. During each of the nine months ended September 30, 2022 and 2021, we recorded $0.7 million in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

Inflation

Several of our markets have experienced an increase in operating costs, some of which we believe, is attributable to inflation. If inflation continues or worsens, it could negatively impact our Company by increasing our operating expenses. Inflation may lead to cost increases in multiple areas across our business, for example, rises in the prices of raw materials and manufactured goods, increased energy rates, as well as increased wage pressures and other expenses related to our employees. In particular, where we have agreed to undertake infrastructure build outs on a fixed budget for our carrier customers or by accepting government grants, inflation may result in build costs that exceed our original budget given the long delays experienced in procuring equipment and materials due to global supply chain delays. To the extent that we are unable to pass on these costs through increased prices, revised budget estimates, or offset them in other ways, they may impact our financial condition and cash flows.

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

Interest Rate Sensitivity. As of September 30, 2022, we had $300.2 million of outstanding variable rate debt which is subject to fluctuations in interest rates. We believe that a 100-basis-point change in interest rates would result in a $3.0 million change in our annual interest expense.

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Part I, Item 1A “Risk Factors” of our 2021 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. The risks described herein and in our 2021 Annual Report on Form 10-K K and our 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We have $19.5 million available to be repurchased under that plan as of September 30, 2022.

The following table reflects the repurchases by us of our common stock during the quarter ended September 30, 2022:

				(d)
				Maximum
				Number (or
			(c)	Approximate
		(b)	Total Number of	Dollar Value) of
	(a)	Average	Shares Purchased	Shares that May
	Total Number	Price	as Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
July 1, 2022 — July 31, 2022	—	$—		$19,451,514
August 1, 2022 — August 31, 2022	—	—	—	19,451,514
September 1, 2022 — September 30, 2022	—	—	—	19,451,514

Item 6. Exhibits:

10.1*	Fourth Amendment, Consent and Confirmation Agreement, dated November 7, 2022, among ATN International, Inc., each of the Guarantors named therein, CoBank, ACB, and each of the Lenders named therein.

10.2

Third Amendment to Network Build and Maintenance Agreement dated as of the 4th day of August, 2022 and effective as of the 1st day of January, 2022 by and between Commnet Wireless, LLC and AT&T Mobility LLC , incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file No. 001-12593) for the quarterly period ended June 30, 2022 filed on August 8, 2022.

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

ATN International, Inc.

Date: November 9, 2022	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: November 9, 2022	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer