Form 10-K
period 2022-12-31
ATN International, Inc.
filed 2023-03-15
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2022, was approximately $509 million based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market.

As of March 15, 2023, the registrant had 15,715,061.outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the impact of federal support program revenues; expectations regarding future revenue, operating income, EBITDA and capital expenditures; the competitive environment in our key markets, demand for our services and industry trends; our expectations regarding construction progress under our agreement as part of the FirstNet Transaction and the effect such progress will have on our financial results; expectations regarding litigation; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of our operations, including operating margins, revenues, capital expenditures, and the retention of and future growth of our subscriber base and ARPU; (2) our ability to replace and remove all prohibited mobile telecommunications equipment in our U.S. network on the timeframe and at the cost approved by the FCC; (3) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (4) our ability to satisfy the needs and demands of our major carrier customers; (5) our ability to realize cost synergies for its newly acquired businesses and expansion plans for its fiber markets; (6) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (7) our ability to efficiently and cost-effectively upgrade our networks and information technology platforms to address rapid and significant technological changes in the telecommunications industry; (8) continued access to capital and credit markets on terms we deem favorable; (9) government subsidy program availability and regulation of our businesses, which may impact our telecommunications licenses, revenue and operating costs; (10) our ability to successfully transition our US Telecom business away from wholesale wireless to other carrier and consumer-based services; (11) increased risk of an economic downturn, political, geopolitical and other risks and opportunities facing our operations, including those resulting from the persistence of high inflation and other macroeconomic headwinds including increased costs and supply chain disruptions; (12) the loss of, or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (13) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals; (14) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage for these assets; (15) increased competition; and (16) our ability to successfully secure the expected benefits of our recent acquisitions.

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

References to dollars ($) refer to US dollars unless otherwise specifically indicated

PART I

ITEM 1. BUSINESS

Overview

We provide digital infrastructure and communications services in the United States and internationally, including in the Caribbean region, with a focus on smaller markets, many of which are rural or remote, with a growing demand for infrastructure investments, Through our operating subsidiaries, we primarily provide: (i) carrier and enterprise communications services, such as terrestrial and submarine fiber optic transport, and communications tower facilities; and (ii) fixed and mobile telecommunications connectivity to residential, business and government customers, including a range of high-speed internet and data services, fixed and mobile wireless solutions, and video and voice services.

At the holding company level, we oversee the allocation of capital within and among our subsidiaries, affiliates, new investments, and stockholders. We have developed significant operational expertise and resources that we use to augment the capabilities of our individual operating subsidiaries in our local markets. We have built a platform of resources and expertise to support our operating subsidiaries and to improve their quality of service with greater economies of scale and expertise than would typically be available at the operating subsidiary level. We provide management, technical, financial, regulatory, and marketing services to our operating subsidiaries and typically receive a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. We also actively evaluate potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, and generally look for those that we believe fit our profile of telecommunications businesses and have the potential to complement our “glass and steel” and “first to fiber” approach in markets while generating steady excess cash flows over extended periods of time. We use the cash generated from our operations to re-invest in organic growth in our existing businesses, to make strategic investments in additional businesses, and to return cash to our investors through dividends or stock repurchases.

For further information about our financial segments and geographical information about our operating revenues and assets, see Notes 1 and 14 to the Consolidated Financial Statements included in this Report.

As of December 31, 2022, we offered the following types of services to our customers:

●	Mobility Telecommunications Services. We offer mobile communications services over our wireless networks and related equipment (such as handsets) to both our business and consumer customers.

●	Fixed Telecommunications Services. We provide fixed data and voice telecommunications services to business and consumer customers. These services include consumer broadband and high speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. We deliver services to other telecommunications providers such as the leasing of critical network infrastructure such as tower and transport facilities, wholesale roaming, site maintenance and international long-distance services.

●	Managed Services. We provide information technology services such as network, application, infrastructure and hosting services to both our business and consumer customers to complement our fixed services in our existing markets.

Through December 31, 2022, we had identified two operating segments to manage and review our operations and to facilitate investor presentations of our results. These operating segments are as follows:

●	International Telecom. In our international markets, we offer fixed services, mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the United States, we offer fixed services, carrier services, and managed services to business customers and consumers in Alaska and the western United States. As of December 31, 2022 we provided mobility services to retail customers in the western United States. In the first quarter of 2022, we discontinued providing private network services in this segment.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served during 2022.

Segment	Services	Markets	Tradenames
International Telecom	Mobility Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya
	Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT, Viya
US Telecom	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos
	Carrier Services	United States	Alaska Communications, Commnet, Essextel, Sacred Wind Communications
	Managed Services	United States	Alaska Communications, Choice

Our principal corporate offices are located at 500 Cummings Center, Suite 2450, Beverly, Massachusetts, 01915. The telephone number at our principal corporate offices is (978) 619-1300.

We file with or submit to the SEC our annual, quarterly, current reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports and other publicly filed information available as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Our Internet address where these documents and other information can be found is www.atni.com. Information contained on our website is not incorporated by reference into this Report, and you should not consider that information to be part of this Report. Our annual, quarterly, periodic and current reports, proxy statements and other public filings are also available free of charge on the EDGAR Database on the SEC's Internet website at www.sec.gov.

Strategy

Our mission is to digitally empower people and communities so that they can connect with the world and prosper.  We believe that access to reliable, high-quality communications services is fundamental to the economic growth and well-being of every community. To that end, we seek to empower the local communities with the services they need to access healthcare, education, and economic opportunities by providing reliable, high speed broadband access through fiber or fiber-like services to business, consumer, and carrier customers. To execute on this mission, our strategy is to be a leading provider of critical network and digital infrastructure services in our current operating region, focusing in particular on historically underbuilt or poorly served areas and segments. The key elements of our strategy consist of the following:

●	First to Fiber. We utilize a “first to fiber” smart build strategy targeting underbuilt parts of our operating area and adjacencies to “close the digital divide” in our rural or remote markets. We use a variety of approaches to accomplish this while ensuring a viable return on our investment, including a focus on last-mile investments as well as a glass and steel ownership model where we seek to enable connectivity through owned backhaul and owned towers. In our US Telecom segment, we are connecting new communities and schools utilizing federal, state, local or tribal government funding incentives and programs, or using “anchor tenant” fiber builds for wireless carrier backhaul or large enterprise customers. In many cases, we rely on several of those subsidy or revenue sources to enable a high quality and sustainable network investment. In our International Telecom segment, in some markets, we are primarily focused on increasing the capacity and capability of our core and edge networks and serving the customer base with a mixture of fixed and mobile high-speed solutions. In others, such as Guyana, we also are rapidly expanding the reach of our fiber and other high speed data solutions as demand and need grows. We believe that every community, regardless of its population size or geographic location, should experience the rich benefit of a quality digital connection.

●	Target Underbuilt Market Segments. We operate our communications businesses primarily in smaller, often remote or rural, historically under-served markets where we are, or we believe we will be, one of the leading providers of communications services. We seek opportunities to build, manage, and own critical communications infrastructure in areas with high unmet demand for connectivity where we have the potential for generating substantial and steady cash flows over extended periods of time. By supplementing the business with our operational capabilities and experience at the holding company level, we are able to take on unproven markets with more difficult operating or political environments. We strive to improve and expand our product and service offerings in the locations we serve to better satisfy customer needs, expand our customer base and revenues, and ensure the business is efficient and economically viable.

●	Provide Operational Expertise in Collaboration with Local Management. We believe that strong local management enhances our close relationship with customers and reduces risk. Our businesses typically have strong local brand identities that help them become leaders in the markets they serve. Wherever feasible, we seek to partner with local investors, owners or management teams who have demonstrated a successful track record or have extensive knowledge of the industry or markets in which we operate, and who have local credibility. By maintaining these relationships and leveraging our comprehensive management experience and operational, technical, and financial expertise, we can assist these local management teams in further improving operations and growing their businesses.

●	Disciplined Approach to Capital Allocation Designed for Long-Term Investment. We take a long-term view of our businesses, which we believe increases our chances of success and lowers risk. We have extensive transactional experience and a proven ability to source, develop, and exit investment opportunities and to take on the difficult task of integrating and optimizing acquired assets and businesses. In addition, we believe that our long, public track record of successful management and operations of critical communications networks is a key value that makes us an attractive partner for investment funds and other equity investments looking to make direct investments in businesses that own and operate communications infrastructure. When evaluating investment opportunities, whether externally or internally, we seek out infrastructure-based services that result in steady, long-term cash flows. The durability of these businesses generates steady excess cash flows over extended periods of time that we then utilize to re-invest in organic growth in our existing businesses, make strategic investments in additional businesses, and return cash to our investors through dividends or stock repurchases. In managing our more mature businesses, we seek to solidify our brands, improve customer satisfaction, add new services, control costs and preserve cash flow. In managing newer, early-stage businesses, we seek to invest capital to improve our competitive position, increase our market share and generate strong long-term revenue and cash flow potential. We consider new investments, acquisitions and dispositions on a disciplined, return-on-investment basis.

International Telecom Segment

Communications Services

Our International Telecom segment generates mobility services, fixed services, carrier services, and managed services revenues in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands. Revenues from our International

Telecom segment were approximately 49% and 57% of our consolidated revenues for fiscal years 2022 and 2021, respectively.

Fixed Services

High-speed data and related services. We offer high-speed broadband services to both residential and business customers in all our International Telecom markets. We provide a number of broadband internet plans with varying speeds to address different customer needs and price requirements in our various markets. As of December 31, 2022, we had approximately 148,300 broadband customers across our international markets and approximately 74% of those customers had access to high speed services.

Voice services. We offer fixed voice services that include local exchange, regional and long distance calling and voice messaging services in Bermuda, Guyana, and the US Virgin Islands. As of December 31, 2022, we had an aggregate of approximately 168,000 access lines in service in our markets, which serve both residential and business subscribers. With respect to our international long-distance business, we also collect payments from foreign carriers for handling international long-distance calls originating from the foreign carriers’ countries and terminating on our network. We also make payments to foreign carriers for international calls originating on one of our networks and terminating in the foreign carrier’s countries and collect from our subscribers or a local originating carrier a rate that is market-based or set by regulatory tariff.

Video services. We offer video services in Bermuda, the Cayman Islands, and the US Virgin Islands. As of December 31, 2022, we had approximately 32,000 video customers across our markets.  We have several offerings available to our video customers, including basic and tiered local and cable TV channels grouped into various content categories, such as news, sports and entertainment.

Network. We offer our fixed services over our fiber-optic, copper and coaxial cable networks in our international markets. All fixed access lines in our network are digitally switched from our switching centers in the US Virgin Islands, Bermuda and Guyana. Our switching centers provide dedicated monitoring of our network to ensure quality and reliable service to our customers.

In Bermuda and the US Virgin Islands, we deliver our services via a hybrid fiber coaxial (“HFC”) cable network and via fiber-optic network. In the Cayman Islands and Guyana, we also provide fixed services via fiber-optic network, DSL and FWA. These networks give us expanded Internet access coverage within our International Telecom segment. Following hurricanes Irma and Maria in 2017, service to our customers over the HFC network was impacted due to both the loss of power and damage to our network. We have completed remediation efforts to our network such as building tower structures to 160 MPH ratings and adding underground and alternate routes wherever possible.

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

Sales and Marketing. We provide fixed services, fixed account management and fixed Wi-Fi connectivity devices through six main distribution channels: digital, company owned and operated retail/pop-up retail, authorized dealers and agents, direct sales, inside sales and tele sales. Business and residential customers are able to purchase any of our stand alone or bundled data, managed services, security services, and voice services, POTs, Fiber Data, Digital Subscriber Line (DSL) Data, or Fixed Wireless Data thorough any of the above channels. Customers post-pay for fixed services on a monthly basis. Customers are also able to purchase devices such as modems, routers, home security systems and accessories to enhance their services through these same channels. We bundle data connectivity devices and add-on accessories similar to what is available in most other countries. Our sales channels are strategically located throughout our service areas manned by trained, branded, and supported sales and service representatives.

Competition. We compete with a limited number of other providers, including Digicel and Liberty Latin America in select markets, with respect to various services. We believe our breadth of services and local economies of scale provide us with a strong competitive position and the ability to win and retain an economically viable share of those markets.

Mobility

We provide mobile, data, and voice services to retail and business customers in Bermuda under the “One” brand name, in Guyana under the “GTT” brand name and in the US Virgin Islands under the “Viya” brand name. We also provide roaming services for many of the largest US providers’ customers visiting these locations. As of December 31, 2022, we had approximately 378,000 mobile subscribers in our International Telecom segment and over 85% of those subscribers were on prepaid plans.

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

Network and Operations: We offer our mobility services over our 3G (WDCMA) 4G (LTE) wireless network in Bermuda and the U.S. Virgin Islands. In Guyana we offer our mobility services over our 2G (GSM), 3G (WCDMA) and 4G (LTE) wireless network. As of December 2022, we owned and operated a total of 1,024 base stations on 454 owned and leased sites in the international markets. All of our mobile networks have their core supporting facilities in the home network in the US Virgin Islands, Bermuda and Guyana. Our local NOCs provide dedicated monitoring of our network to ensure quality and reliable service to our customers and during off hours, weekends and holidays our NOC in the mainland USA provides extended support to ensure we have 24-hour, year-round monitoring of all our wireless and wireline markets.

The transport networks in all the markets are primarily fiber based with route diversity provided by the deployment of fiber rings where possible and supplemental microwave deployments. The vast majority of the networks are IP Based utilizing MPLS for redundancy to provide high availability networks. Standby power is provided by back up battery and generators. In the US Virgin Islands where we have experienced extreme hurricane events, network hardening has been added to the network such as building tower structures to 160 MPH ratings and adding underground and alternate routes wherever possible. All the markets connect to the world through sub-sea fiber networks described in our “International Telecom – Fixed – Network” section below.

Sales and Marketing. We provide services, mobile connectivity devices and account management through six main distribution channels: digital, Company owned retail/pop-up retail, authorized dealers/agents, direct sales, inside sales and telesales. Business and residential customers are able to purchase any of our services, Prepaid Mobile, Postpaid Mobile, and Mobile Data, through any of the above channels. Customers are also able to purchase devices, and accessories to enhance their services through these same channels. We offer a full suite of mobile devices and add on accessories similar to what is available in most other countries in the world. Our sales channels are strategically located throughout our service areas manned by trained, branded, and supported sales and service representatives.

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

In July 2021, we completed the acquisition of Alaska Communications Systems Group, Inc. (“Alaska Communications”), an Alaska based entity that provides fixed services, carrier services and managed services to primarily carrier and business customers in the State of Alaska and beyond using its statewide and interstate telecommunications network.  At the same time, we entered into an agreement with affiliates and investment funds managed by Freedom 3 Capital, LLC as well as other institutional investors (collectively the “Freedom 3 Investors”) to fund the Alaska Transaction. As a result of the Alaska Transaction, we now own approximately 52% of the common equity of Alaska Communications and control its operations and management.  Beginning on July 22, 2021, the results of the Alaska Transaction are included in our US Telecom segment.

In November 2022, we acquired all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), a rural telecommunications provider in New Mexico (the “Sacred Wind Transaction”). As part of the Sacred Wind Transaction, the Company paid a combination of cash and equity for Sacred Wind, resulting in the Sacred Wind Stockholders becoming minority owners in the combined Commnet and Sacred Wind businesses. Beginning on November 7, 2022, the results of the Sacred Wind Transaction are included in our US Telecom segment.

Revenues from our US Telecom segment were approximately 51% and 43% of our consolidated revenues for fiscal years 2022 and 2021, respectively.

Carrier Services

Carrier Services.  In Alaska, we provide wholesale voice and internet connectivity to carrier customers.  In the western United States, we provide wholesale mobile voice and data roaming services in rural markets and wholesale transport services on a smaller scale to national, regional, local and selected international wireless carriers as part of our carrier services as well as tower rental, backhaul and maintenance services. Our largest wholesale networks are located principally in the western United States.

In Alaska, we provide connectivity to our wholesale customers, either through direct sales of wholesale transport over our terrestrial or subsea networks or by entering into transactions whereby we agree to build, host or maintain networks on behalf of another carrier over a contracted term.

We currently have roaming agreements with each of the three US national wireless network carriers (AT&T, T-Mobile, and Verizon Wireless) along with several other wireless service providers. Other than these agreements with the national carriers, our standard roaming agreements are usually terminable within 90 days. While we continue to provide services pursuant to these roaming agreements, due to demand from our carrier customers, we have shifted our business focus away from traditional roaming and toward a network infrastructure model of carrier services further described below. In 2022, the three national mobile service providers together accounted for 65% of our carrier services revenues, with AT&T and Verizon accounting for an aggregate of approximately 12% of our total consolidated Communication Services revenue for the year.

In the western United States, we are increasingly providing network infrastructure services as part of our expanded carrier services, such as tower leasing and transport facilities to our carrier partners, to supplement our historic revenue base. In July 2019, we agreed to build a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) as well as a commercial wireless network in or near its current operating area in the western United States pursuant to a Network Build and Maintenance Agreement with AT&T (the “FirstNet Transaction”). Pursuant to the FirstNet Transaction and subject to certain limitations contained therein, we expect to substantially complete the build by the end of 2023. Following the acceptance of a cell site pursuant to the FirstNet Agreement, AT&T owns the radio equipment constructed on the cell site and we assign to AT&T any third-party tower lease applicable to such cell site. If the cell site is located on a communications tower we own, AT&T pays us pursuant to a separate lease agreement for an initial term of eight years. In addition to building the network, we are providing ongoing equipment and site maintenance and high-capacity transport from these cell sites to AT&T’s core network for an initial term ending in 2029.

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

Mobility Services

Mobility Services. We also offer mobile services to retail customers in certain rural markets already covered by our wholesale networks in the Southwestern United States. We do not offer mobility services in Alaska.

As of December 31, 2022, we owned and operated a total of 319 towers and 293 fiber connected towers,, a Network Operations Center (or “NOC”), and a switching center. In July 2022, we were approved to participate in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment that have been deemed to pose a national security risk. Pursuant to the Replace and Remove Program, we have been allocated up to approximately $206 million to replace, remove and securely destroy all prohibited communications equipment in our Southwestern United States network. We have also been approved to receive approximately $1 million to replace, remove and securely destroy all prohibited communications equipment in our network in the US Virgin Islands. The Replace and Remove Program requires us to complete our first request for reimbursement for services performed under the program no later than July 14, 2023 and that we complete the project no later than one year from submitting our initial reimbursement request.

Network and Operations. Our roaming network has historically offered mobile communications service through a digital wireless voice and data network that utilizes multiple cellular mobile technologies including UMTS/HSPA, CDMA/EvDO and LTE that often will be deployed at a single cell site location to maximize revenue opportunities. As we undertake our Replace and Remove build, we will no longer provide UMTS/HSPA or CDMA/EvDO services and will transition away from providing roaming services to a network infrastructure-based services framework whereby we provide tower lease space, the use of carrier equipment and backhaul in lieu of roaming to support carrier services. We provide wireless communications network products and services with owned and leased cellular, PCS, BRS, EBS, AWS, and Citizens Broadband Radio Services (“CBRS”) spectrum. Our networks comprise base stations and radio transceivers located on owned or leased towers and buildings, telecommunications switches and owned or leased transport facilities. We design and construct our network in a manner intended to provide high-quality service to substantially all types of compatible wireless devices. Network reliability is carefully considered and redundancy is employed in many aspects of our network design.

Route diversity, redundant equipment, ring topologies, battery backup and the use of emergency standby power are used to enhance network reliability and minimize service disruptions from any particular network element failure. We operate high-capacity, carrier-class digital wireless switching systems that are capable of serving multiple markets through a single mobile telephone switching office. Centralized equipment used for network and data management is located in high-availability facilities supported by multiple levels of power and network redundancy. Our systems are designed to incorporate Internet Protocol (IP) packet-based Ethernet technology, which allows for increased data capacity and a more efficient network. Interconnection between the mobile telephone switching office and the cell sites utilizes Ethernet technology over fiber or microwave links for virtually all of our sites.

Competition. With respect to our carrier services, we compete with mobile service providers that operate networks in our markets and offer wholesale roaming services. Historically, the most significant competitive challenge we face in our US wholesale wireless business is the extent to which our carrier customers choose not to roam on our networks or elect to build or acquire their own infrastructure in a market in which we operate, reducing or eliminating their need for our roaming services in those markets. We are addressing this competitive threat mainly by offering a managed carrier services solution to build and maintain base stations and provide backhaul between our sites and the carrier’s mobile telephone switching office, thereby delivering a native coverage experience to the carrier’s end-customers. While these solutions are similarly vulnerable to competitive overbuild, managed carrier services are offered under longer-term agreements providing us with a predictable source of revenue to support our operating costs.

Fixed Services

Services. In Alaska, we provide fiber broadband and managed IT services, offering technology and service enabled customer solutions to business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers in the most populated communities throughout the state. Our facilities-based communications network connects to the contiguous states via our two diverse undersea fiber optic cable systems. We provide high-capacity data networking, internet connectivity, voice communications and IT Services. Networking services include Ethernet and IP routed services as well as switched and dedicated voice services. In addition, we offer other value-added services such as network hosting, managed IT services and long-distance services. Our network is among the most expansive in Alaska and forms the foundation of service to our customers.  We operate in a largely two-player terrestrial wireline market and our customers are primarily business customers.

In the western United States, we provide fixed services to business customers such as schools, libraries, mine operators and state and local governments as well as residential customers.

As of December 31, 2022, we pass roughly 442,000 premises with broadband connectivity of some kind in our U.S. Telecom segment.

Network. In Alaska, we provide communications and IT solutions that connect Alaskans, as well as customers in the continental United States, to the world. This is based on an extensive facilities-based wireline telecommunications network in Alaska that we operate. We continuously upgrade our network to provide higher levels of performance, higher bandwidth speeds, increased levels of security and additional value-added services to our customers. We operate significant terrestrial and submarine fiber miles which serve as the backbone of our network as well as now serving over 1,000 buildings with fiber. Our networks are monitored for performance around the clock in redundant monitoring centers to provide a high level of reliability and performance. Our network is extensive within Alaska’s urban areas and connects our largest markets, including Anchorage, Fairbanks and Juneau with each other and the contiguous states as well as many rural areas. Residential broadband customers are served in Alaska with copper-based DSL internet access, and in 2022 we began deploying fiber-to-the-home broadband service to certain markets.  Beginning in the summer of 2022, we began offering to deliver fiber-optic network connectivity directly to select homes and businesses in Anchorage, Fairbanks and select smaller markets. As of December 31, 2022, we advanced our initial pilot program by passing over homes with this next generation broadband technology and we currently intend to continue to expand our fiber to the home build. We continue to utilize fixed wireless technology over spectrum to reach even more customers, and we expanded our Multi-Dwelling Unit (“MDU”) offering utilizing fiber or fixed wireless backhaul.

We own and operate two undersea fiber optic cable systems that provide diverse routing from our Alaskan network to our facilities in Oregon and Washington. These facilities provide survivable service to and from Alaska, with key monitoring and disaster recovery capabilities for our customers. We also have usage rights on a third undersea fiber network connecting Alaska to the continental United States.  Our network in Oregon and Washington includes terrestrial transport components linking our landing stations to a Network Operations Control Center in Hillsboro, Oregon and collocation facilities in Portland, Oregon and Seattle, Washington. In addition, AKORN®, one of our undersea fiber optic cable systems, connects our Alaska network from Homer, Alaska to our facilities in Florence, Oregon along a diverse path within Alaska, the Pacific Northwest and undersea in the Pacific Ocean. Northstar, our other undersea fiber optic system, has cable landing facilities in Whittier, Juneau, and Valdez, Alaska, and Nedonna Beach, Oregon. In 2020, we completed major network upgrades to the Northstar fiber line, increasing capacity by more than five times. Together, our subsea fiber optic cables systems, AKORN® and Northstar, provide extensive bandwidth as well as survivability protection designed to serve our own, as well as our most demanding customers’ critical communications requirements.  Through our landing stations in Oregon, we also provide an at-the-ready landing point for other large fiber optic cables, and their operators, connecting the U.S. to networks in Asia and other parts of the world.

Our terrestrial fiber network on the North Slope of Alaska allows us to provide broadband solutions to the oil and gas sector and to advance our sales of managed IT services. Rural healthcare, education and business customers are served by a satellite earth station network utilizing a combination of GEO and LEO satellite capacity. These satellite services are used to provide Internet and WAN backhaul connectivity to our customers.

We have deployed, and are working to deploy more, carrier-grade fiber optic networks strategically throughout the western United States to continue to serve governmental, educational, healthcare, business, consumer and tribal customers in Arizona, Nevada, New Mexico and Utah.

Competition. In Alaska, we face strong competition in our markets from larger competitors with substantial resources. For traditional voice and broadband services, we compete with GCI and AT&T on a statewide basis, and smaller providers such as Matanuska Telephone Association, Inc., a co-op owned telephone and internet service provider operating in the Matanuska Valley region of Alaska, on a more local basis.  As the largest facilities-based operator in Alaska, GCI is the dominant statewide provider of broadband, voice, wireless and video services. We believe that AT&T’s primary focus is to be the provider of voice and broadband services to its nation-wide customers and that AT&T tends to use its existing broadband network to serve these customers or it leases capacity from GCI or Alaska Communications to augment its existing network.

In the western United States, we experience competitive pressures from ILEC providers such as AT&T, Lumen and Frontier along with their channel partners.  Similarly, national fiber providers such as Zayo also offer our customers services and employ vast wholesale channel solutions. Our ability to offer full-service solutions across multiple LEC service areas and very remote sites back to mobile telephone switching offices continues to be market differentiator and a driver for our success.

In the western United States, we are continuing to expand our capacity offerings with a focus on enhancing our owned and leased transport facilities. Expansion of our network anchored by new fiber deployments is facilitating a long-held vision for reducing reliance on limited capacity microwave backhaul and enabling new wholesale agreements with additional national and regional carriers for both lit and dark fiber services.

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

Human Capital Resources

People and Culture

We know that our employees are one of our most valuable assets to realize our mission to digitally empower people and communities so they can connect with the world and prosper. We do this through meeting the everyday connectivity needs of rural and historically underserved communities. We developed the values listed below to reflect both our current culture and the values that we strive to embody to attract and maintain key talent. We endeavor to implement these values every day through employee engagement events, regular communication on company goals and milestones, and foster a fun and diverse workplace.

ATN Values	Description
Commitment	Operate for the Long-Term
Respect	Diversity and Inclusion
Excellence	Smart and Determined Work
Accountability	Do What You Say
Thoughtfulness	Caring Behavior
Empowerment	Leaders at Every Level

ATN Workforce Overview

As of December 31, 2022, we had approximately 2,400 employees, of whom approximately 1,100 were employed in the United States (including the US Virgin Islands), and approximately 1,300 were employed by our international subsidiaries. At the holding company level, we employ our executive management team and staff. Approximately 22% of our total employee population are covered by contracts with various unions. Employees represented by unions are located in Alaska and all our international markets except for the Cayman Islands. As of the end of 2022, we believe we have a good relationship with our unions.

Commitment to Local Management, Diversity and Inclusion

We seek engaged managers who have strong values, integrity, knowledge of our market and business model, and have respect for differing viewpoints. We strive to create a diverse working environment that creates a greater understanding of our differences and makes us a stronger company.

We rely heavily on local management teams to run our subsidiary operating units. Many of the markets in which we operate are small and remote, and in some cases are subject to government restrictions on granting work visas, all of which makes it difficult to attract and retain talented and qualified managers and staff in those markets.

Employee Engagement and Development

Together with our subsidiaries, we are working hard to improve the way technology is used in the diverse communities we serve. We believe having management and staff that are as diverse as the communities in which they operate is crucial to our success and to our ability to have a positive impact on those communities. We celebrate different perspectives and backgrounds because we believe they help us to have a stronger, more creative, and more successful workplace.

We are proud to offer benefits to our employees that promote wellness and personal care, a safe work environment and career growth opportunities. We regularly utilize performance development tools for our employees, which are focused on driving engagement and high performance through frequent communications throughout the year.

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

Regulation

Our wireless and wireline telecommunications and video services operations are subject to extensive governmental regulation in each of the jurisdictions in which we provide services. Our wireless and wireline operations and our video services operations in the United States and the US Virgin Islands are governed by the Communications Act of 1934, as amended, including via the Telecommunications Act of 1996 (“Communications Act”); the implementing regulations adopted thereunder by the Federal Communications Commission (“FCC”); judicial and regulatory decisions interpreting and implementing the Communications Act; and other federal, state, and local statutes and regulations. Our operations are also governed by certain foreign laws and regulations.

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

Spectrum Licenses. We provide our wireless services pursuant to various commercial mobile radio services (“CMRS”) licenses issued by the FCC. Some of these licenses are site-based while others cover specified geographic market areas. The specific radio frequencies, the authorized spectrum amounts, and certain of the technical and service rules vary depending on the licensed service. The FCC generally allocates CMRS licenses through periodic auctions. CMRS licenses also are available via secondary market mechanisms subject to FCC procedures and regulations. The FCC also permits licensees to lease spectrum to third parties under certain conditions, subject to prior FCC approval, or in some instances, notification to the FCC. Auctions, secondary market transactions and spectrum leasing provide additional flexibility for wireless providers to structure transactions and create additional business and investment opportunities, and, like our competitors, we will monitor and pursue opportunities to obtain additional spectrum rights.  The FCC reviews proposed license acquisitions on a case-by-case basis to ensure that the acquisition would serve the public interest and would not result in a rule violation or an undue concentration of market power. With respect to CMRS licenses, the FCC utilizes a spectrum aggregation “screen” to determine whether a proposed secondary market transaction requires additional scrutiny. The FCC’s additional scrutiny also would be triggered if a proposed transaction results in a material change in the post transaction market share in a particular market. With the exception of the US Virgin Islands, we are, in each of the areas in which we hold geographic area license or lease rights, well below the level of spectrum aggregation that would warrant additional FCC scrutiny, and thus we may be able to acquire additional spectrum rights either from the FCC in an auction or from third parties in private transactions.

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

Most of our license grants are for a period of 10 years and are renewable upon application to the FCC. License renewal applications may be denied if the FCC determines, after appropriate notice and hearing, that renewal would not serve the public interest, convenience, or necessity. While our license renewal applications have been regularly granted by the FCC in the past, there can be no assurance that all of our licenses will be renewed in the future. The FCC also may deny license applications and, in extreme cases, revoke licenses if it finds that an entity lacks the requisite qualifications to be a licensee. To our knowledge, there are no circumstances that would warrant such a finding by the FCC against us.

The FCC conditions spectrum licenses on the satisfaction of certain obligations to construct networks covering a specified geographic area or population by specific dates. The obligations vary depending on the licensed service. Failure to satisfy an applicable construction requirement can result in the assessment of fines and forfeitures by the FCC, a reduced license term, or automatic license cancellation. We are substantially in compliance with the applicable construction requirements that have arisen for the licenses we currently hold and expect to meet our future construction requirements as well.

Other Requirements. The Communications Act and the FCC’s rules impose additional requirements upon wireless service providers. A failure to meet or maintain compliance with the Communications Act and/or the FCC’s rules may subject us to fines, forfeitures, penalties, or other sanctions. To our knowledge, we comply in all material respects with applicable FCC technical and reporting requirements.

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

The FCC has adopted requirements for CMRS providers to implement basic 911 and E-911 services. These services provide state and local emergency service providers with the ability to better identify and locate 911 callers using wireless services, including callers using special devices for the hearing impaired. The FCC also has adopted rules requiring wireless carriers and certain other text messaging service providers to provide text-to-911. Because the implementation of these obligations requires that the local emergency services provider have certain facilities available, our specific obligations are set on a market-by-market basis as emergency service providers request the implementation of E-911 services within their locales. To our knowledge, we comply with all E-911 obligations currently applicable to our operations, but the extent to which we are required to deploy additional E-911 services will affect our capital spending obligations. Federal law limits our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets.

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

Fixed Services

The FCC generally exercises jurisdiction over the interstate and international telecommunications services that we provide as a regulated common carrier in Alaska and the US Virgin Islands. The Communications Act and regulations promulgated thereunder require, among other things, that we offer regulated interstate telecommunications common carrier services at just, reasonable, and non-discriminatory rates and terms. The Communications Act also requires us to offer competing carriers interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition.

We are subject to competitive market forces, as well as rate-of-return regulation for intrastate services that originate and terminate in Alaska and the US Virgin Islands and price-cap rate regulation for interstate services in Alaska and the US Virgin Islands regulated by the FCC. Because we face competition, we may not be able to charge the maximum permitted rates under price-cap regulation or realize the authorized intrastate rate of return. A broader range of data and information services are offered by our unregulated affiliates or as unregulated services by our regulated companies.

The FCC regulates the prices that we charge for the use of our local telephone facilities in originating or terminating interstate calls. In Alaska and the US Virgin Islands, rates for interstate telecommunications services we offer are determined using price cap regulation, under which the rates vary from year to year based on mathematical formulae, and not based on changes to our costs, including both inter-carrier rates and retail end user rates. The FCC also regulates rates for “business data services,” which are those circuit-switched or packet-switched services that offer dedicated point-to-point transmission of data at certain guaranteed speeds and service levels using high-capacity connections, including special access services, but the FCC has generally forborne from regulating our rates for these services, except on certain routes that the FCC believes lack sufficient competition.

Caller ID Authentication. In March 2020, the FCC issued a Report and Order implementing the Telephone Robocall Abuse Criminal Enforcement and Deterrence (“TRACED”) Act by mandating that voice service providers such as our Alaska and US Virgin Islands businesses implement the STIR/SHAKEN caller ID authentication framework in the Internet Protocol (“IP”) portions of their networks by June 30, 2021. The TRACED Act directs the FCC to require all voice service providers to implement STIR/SHAKEN in the IP portions of their networks and implement an effective caller ID authentication framework in the non-IP portions of their networks. We comply with these requirements.

National Suicide Prevention Lifeline. In July 2020, the FCC adopted a Report and Order designating the three-digit code “988” as the National Suicide Prevention Lifeline and directed all service providers to enable use of that code to reach suicide prevention and crisis intervention services no later than July 16, 2022. There are 87 area codes across the country, including the “907” area code used throughout Alaska, where local calls may be dialed using seven digits, and where “988” is used as a three-digit telephone exchange prefix. To ensure that calls are not erroneously routed to the National Suicide Prevention Hotline when a user intends to dial a seven-digit call starting with “988,” the FCC required all 87 of the affected area codes to transition to ten-digit dialing for all calls during the transition period. As a result of these changes, Alaska Communications upgraded and reprogramed its switches throughout the state and is assisting with consumer education efforts with respect to these new dialing patterns.

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

Fixed and Wireless Services

Net Neutrality. In January 2018, the FCC released a decision rescinding various “net neutrality” requirements that had governed how broadband Internet access providers were permitted to offer broadband service. This decision largely eliminated the FCC’s regulation of our ability to block, throttle, or prioritize specific types of Internet traffic, and put a revised transparency-centered regulatory regime in place. Under the 2018 decision’s approach, broadband Internet access providers still must publicly disclose detailed information regarding their service offerings, Internet traffic management processes, and other practices affecting broadband customers. The FCC also held that states are preempted from enacting their own versions of these or similar requirements. A federal appeals court upheld most of the FCC’s 2018 decision, but it reversed the FCC’s blanket preemption of state broadband rules. The court also (1) held that state broadband laws may only be preempted on a case-by-case basis when they conflict with state or federal policy, and (2) remanded certain issues to the FCC. The court subsequently declined to rehear the case, and no party sought review by the U.S. Supreme Court. In October 2020, the FCC affirmed its 2018 decision after addressing the issues remanded by the court. That decision is subject to petitions for reconsideration before the FCC (which the agency has not acted on) and a challenge in federal court that currently is on hold. A new Chairwoman of the FCC was appointed in December 2021, and she has stated publicly that she supports the FCC once again adopting net neutrality requirements. Although she has not yet initiated any such effort, if the Chairwoman were to do so, we cannot predict how such regulation will affect our broadband businesses.

A number of states have adopted, or are considering adopting, state-level net neutrality requirements, some of which have gone into effect and some of which are stayed. These efforts include state legislation and executive orders dating back to 2018. We cannot predict with any certainty the likely timing or outcome of any legal challenges to state net neutrality requirements, how state or federal efforts to adopt net neutrality requirements will continue to evolve, or how these regulatory proceedings will impact our business.

In addition, the Infrastructure Investment and Jobs Act (“IIJA”), enacted in November 2021, directed the FCC to require broadband service providers to display “nutrition labels” containing certain information regarding their broadband internet access service plans. In November 2022, the FCC adopted implementing requirements. The decision requires broadband service providers to display, at the point of sale, labels that disclose information about broadband prices, introductory rates, data allowances, broadband speeds, and latency. These rules are not yet in effect. The FCC is seeking comment on adopting additional specific requirements regarding the “nutrition label.” We cannot predict how a future FCC will address transparency requirements.

Digital Discrimination. The IIJA requires the FCC to adopt rules addressing “digital discrimination of access” by November 15, 2023. We cannot predict how the FCC will implement this direction and what impact it may have on our business.

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

CALEA. Under certain circumstances, federal law also requires telecommunications carriers to provide law enforcement agencies with capacity and technical capabilities to support lawful wiretaps pursuant to the Communications Assistance for Law Enforcement Act (“CALEA”). Federal law also requires compliance with wiretap related record keeping and personnel related obligations. The FCC has adopted rules that apply CALEA obligations to high-speed Internet access and VoIP services. We believe that we comply with all such requirements currently applicable to us.

Maintaining compliance with these law enforcement requirements may impose additional capital spending obligations on us to make necessary system upgrades.

Infrastructure Access Regulation. In recent years, the FCC has taken actions to help expedite the deployment of wireline and wireless network infrastructure. Those actions include adopting rules to facilitate the attachment of new facilities to utility poles, improving access by telecommunications companies to rights-of-way, and eliminating or reducing requirements to provide notice of service discontinuance. We expect these FCC actions will facilitate and streamline our ability to expand our wireline and wireless network coverage.

Universal Service Support and Contributions

In general, all telecommunications providers are obligated to contribute to the Universal Service Fund (“USF”), which is used to promote the availability of qualifying telecommunications and broadband service to individuals and families qualifying for federal assistance, households located in rural and high-cost areas, and to schools, libraries, and rural health care providers. We are subject to audit by the Universal Service Administration Company with respect to our federal contributions and our receipts of universal service funding. To our knowledge, we comply in all material respects with applicable federal and state USF assessment and support requirements.

USF High-Cost Support. In 2011, the FCC released a Transformation Order that established a new framework for high-cost universal service support for price capped carriers. The new framework replaced existing support mechanisms that provide support to carriers that serve high-cost areas. The new support mechanism, the Connect America Fund (“CAF”), imposes service obligations that are focused on broadband Internet access services. The Transformation Order also replaced the FCC’s previous set of explicit high-cost universal service support mechanisms for price cap carriers, like Alaska Communications, with the CAF. While the previous mechanisms were focused on supporting a portion of the cost of providing voice telephone service, the CAF shifted that focus to expanding the availability of affordable broadband services. In October 2016, the FCC released its order establishing the requirements of CAF II (“CAF II”) for price cap carriers in Alaska — specifically Alaska Communications, the only price cap carrier in Alaska. Under the CAF II order, we receive approximately $19.7 million annually in Alaska through December 31, 2025, subject to explicit broadband deployment conditions.

In August 2018, we were separately awarded $79.9 million over 10 years by the FCC as part of its CAF II USF auction for our operations in the southwestern United States. The funding requires us to provide fixed broadband and voice services to certain eligible areas in the United States within six years of the award of the funding. We are subject to operational and reporting requirements under the program. Funding began in the second quarter of 2019 and we record the amounts received as revenue in our financial statements. We are continuing to work toward meeting our CAF II obligations in a capital-efficient manner, including the delivery of broadband Internet access services meeting CAF II requirements using a fixed wireless platform and in some instances in Alaska, DSL. As of December 31, 2022, we have met 60% of the total number of locations served required by December 31, 2025 under Alaska CAF II. As of December 31, 2022, we have not yet met our requirement to reach 40% coverage in two of the states in our western US market, but we expect that we will be able to meet our goal of 60% coverage by the end of this year in all of our markets. Although we expect to comply in all material respects with our deployment and service requirements associated with our CAF II funding, if we fail to meet our obligations under the CAF II order or require substantial additional capital expenditures in order to meet the obligations under the timeline required, its revenue, results of operations and liquidity may be materially adversely impacted.

In addition, in the 2020 Rural Digital Opportunity Fund Phase I (“RDOF”) auction, we were awarded $28.4 million and accepted $20.1 million over 10 years. We declined to accept the remaining support that we were awarded in the auction, and we will owe default penalties with respect to these winning bids. In exchange for this RDOF support, we are required to deploy voice and broadband service to areas covered by our winning bids within six years and to provide service in those areas for ten years. We expect to comply in all material respects with those obligations.

In 2018, the FCC initiated a proceeding to reform the USF program for high-cost support in the USVI and Puerto Rico. In September 2019, the FCC adopted an order in this proceeding establishing a new competitive proposal process for awarding Connect USVI Fund support that would supplant the annual support that Viya received. Viya submitted a bid for Connect USVI Fund support allocated for the US Virgin Islands, but in November 2020, the FCC announced that Viya was not the recipient of the award. As a result, Viya’s USF support was reduced to 2/3 of the legacy total amount, or $10.9 million, from August 2021 through July 2022 and to 1/3 of the legacy total amount, or $5.5 million, during the subsequent 12-month period. Thereafter, pursuant to the terms of the 2018 Order, the $5.5 million in high-cost USF support received by Viya is scheduled to be eliminated entirely in July 2023. However, in October 2022, the FCC proposed to extend this support at the $5.5 million per year level to December 31, 2025, and sought comment on this proposal. The FCC has not yet taken action on its proposal, and we cannot predict whether the FCC will extend this support and, if so, what amount the FCC will provide and for how long.

Rural Health Care Universal Service Support Program. The FCC’s Rural Health Care Universal Service Support Mechanism (“RHC program”) provides funding to help make broadband telecommunications and Internet access services provided by us and other service providers affordable for eligible rural health care providers. It is comprised of two parts. The Telecommunications Program covers the difference between the “urban rate” for telecommunications services that rural healthcare providers use to deliver healthcare at rural locations, and the “rural rate” that they would otherwise be required to pay. The Healthcare Connect Fund covers 65 percent of the cost of a wide variety of broadband telecommunications, networking, and Internet access services and certain associated equipment.

 In August 2019, the FCC adopted an order making comprehensive changes to the rules governing the competitive bidding process and the method for determining the urban and rural rates used to calculate the amount of RHC Telecommunications Program support payments for which a health care provider is eligible. The changes to the urban and rural rate rules took effect for Funding Year 2021, which began in July 2021. Among other things, the FCC’s Order directed USAC to develop and publish a database containing available rural rates and rate medians that will cap the amount of RHC support eligible healthcare providers may receive for a given service in a particular geographic zone. The FCC’s Order divided Alaska into four geographic zones, with the rural rate in each zone capped at the median of the rural rates for similar services offered in that zone, as identified by USAC. In October 2019, an appeal challenging the new method of setting rates for supported services was filed in the United States Court of Appeals for the District of Columbia Circuit, adding further uncertainty to the ultimate outcome of this proceeding. Similarly, we and several other parties filed Petitions for Reconsideration of the FCC’s August 2019 Report and Order, asking the FCC to reconsider some of its changes to the rural healthcare rate-setting process. Both the action in the D.C. Circuit Court of Appeals and the Petitions for Reconsideration filed with the FCC remain pending.

We believe that USAC’s rural rate database, as currently constituted, is likely to have an adverse impact on our economic ability to continue to serve some of our rural healthcare customers in Alaska. In particular, the rates established by the database would negatively impact our ability to continue to offer our full range of telecommunications services to rural healthcare providers supported by the RHC Telecommunications Program in the more remote, higher-cost areas of the state. We filed an Application for Review requesting that the full FCC review USAC’s effort and associated guidance concerning the database, delay the effectiveness of the new rural rates, and direct USAC to implement the changes we requested in our prior Petition for Reconsideration. In January 2021, the FCC issued an order waiving the use of the database in Alaska for Funding Years 2021 and 2022. In lieu of the database, while the waiver remains in effect, the Order authorizes support based on the most recent rural rate that the FCC approved for the same service at the same healthcare facility within the past three funding years. As an alternative, RHC Telecommunications Program rural rates may be established under the previously applicable rate rules that were in effect through Funding Year 2020. As with the action in the D.C. Circuit Court of Appeals and the Petitions for Reconsideration filed with the FCC, the other issues raised in our Application for Review remain pending.

We are unable to predict the outcome or eventual impact of the D.C. Circuit’s review of the FCC’s Order, or the FCC’s decision on our Petition for Reconsideration or our Application for Review, but the January 2021 waiver offers a measure of short-term stability for the Telecommunications Program while those reviews continue.

 Subsidies for Low-Income Customers. The FCC’s Lifeline support mechanism provides a subsidy to eligible low-income consumers against the cost of voice services, as well as broadband in CAF II locations. We participate in the Lifeline program on a limited basis. The Consolidated Appropriations Act of 2021 appropriated $3.2 billion to create the

“Emergency Broadband Connectivity Fund,” and directed the FCC to use that fund to establish a new “Emergency Broadband Benefit Program” (“EBBP”). The EBBP provided eligible low-income consumers and students with a monthly subsidy for the purchase of broadband Internet access service from service providers that elected to participate in the program, which we did. Starting on January 1, 2022, the FCC replaced the EBBP with the Affordable Connectivity Program (“ACP”), which utilizes substantially the same terms and conditions as the EBB but with a reduced monthly benefit. We participate in the ACP. To our knowledge we comply with the rules of these subsidy programs. Although we cannot predict whether the FCC will further modify its approach to using USF support to subsidize voice and broadband service to low-income consumers, these subsidies do not represent a material amount of our revenue.

 E-Rate. We have provided telecommunications services, broadband Internet access services, and internal connections supported by the FCC’s Schools and Libraries Universal Service Support Mechanism (“E-rate”) for many years. E-rate support provides an invaluable means by which elementary and secondary schools can afford those services, particularly in rural and remote, high-cost areas. Historically, E-rate has primarily supported services that connect eligible school buildings. To our knowledge, we comply with applicable E-Rate requirements.

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

FCC Inquiry into Company’s RHC Program Participation. We also received a Letter of Inquiry in March 2018 from the FCC Enforcement Bureau requesting historical information regarding our participation in the FCC’s Rural Health Care program. On November 5, 2019 and January 22, 2021 Alaska Communications received additional letters from the FCC Enforcement Bureau requesting additional information, to which it responded. To date, Alaska Communications has been working with the FCC’s Enforcement to provide it the information it is seeking and has engaged in discussions with respect to the investigation. We continue to work constructively with the FCC’s Enforcement Bureau to provide it the information it is seeking. Any adverse outcome with respect to the FCC Enforcement Bureau’s inquiry may have an adverse impact our business, financial condition, results of operations, or liquidity.

FCC Replace and Remove Program

In November 2019, the FCC adopted a rule prohibiting the use of USF support to purchase or obtain any equipment or services produced or provided by certain companies determined to pose an unacceptable risk to US national security. The rule also prohibits the use of USF funds to maintain, improve, modify, or otherwise support any equipment or services produced or provided by these “covered” companies. In subsequent orders and public notices, the FCC adopted further rules that, among other things, (i) created the “Covered List” of companies whose communications equipment and services have been determined to pose an unacceptable risk to the national security of the United States or the security and safety of United States persons; (ii) required eligible telecommunications carriers receiving USF support to replace and remove from their network and operations environments equipment and services included on the Covered List; and (iii) established a Supply Chain Reimbursement Program to allow providers of advanced communications services with 10 million or fewer customers that obtained covered communications equipment and services on or before June 30, 2020, to apply for reimbursement of certain costs reasonably incurred to permanently remove, replace, and dispose of such equipment and services. Separately, the FCC placed Huawei Technologies Company (“Huawei”) and ZTE Corporation

(“ZTE”), and their subsidiaries, parents, and affiliates, on the Covered List. Meanwhile, Congress appropriated $1.9 billion for the Supply Chain Reimbursement Program and enacted a series of laws setting forth further requirements for the Supply Chain Reimbursement Program.

Our Commnet and Viya operating subsidiaries have covered equipment or services in their networks and met the initial eligibility requirements for the Supply Chain Reimbursement Program. In January 2022, all our eligible subsidiaries submitted applications for funding allocations under the program. In July 2022, the FCC announced that the total amount of approved costs for which reimbursement was sought by all applicants was nearly three times in excess of the funding amounts appropriated by Congress. Because demand for program support exceeded available funding, the FCC was required by statute to implement a prioritization scheme and allocate funding on an equal but prorated basis. Accordingly, per its rules, the FCC developed a pro-rata allocation factor of approximately 40%, with the remaining 60% of approved costs for the program without a funding mechanism.

Congress is considering appropriating additional funding to meet the total demand for reimbursement, but we cannot predict whether or, if so, when or how much such additional funding will be allocated. Thus, we cannot predict whether there will be sufficient available funding to reimburse our subsidiaries for all of their replacement costs. Any shortfall in available funding could have an adverse impact on our ability to replace covered equipment in satisfaction of our regulatory obligations. In addition, despite the severe funding shortfall, the FCC has not changed the aggressive timeline by which companies that were awarded a funding must complete the removal and replacement of their networks.  Once funds are allocated, recipients can then draw down funds upon proof of actual expenses incurred by filing a request for the reimbursement of specific expenses, but must submit a request for reimbursement on each application by July 2023 and then must complete all construction for removal and replacement of the Covered Equipment and provide funding requests within a year of their initial funding request. This timeline applies to all participants, regardless of whether a single site or, in the case of our Commnet subsidiary, substantially all of its network, requires replacement. We cannot predict whether and to what extent the FCC or the administrator on which it relies to administer the reimbursement program will approve our subsidiaries’ requests for the specific reimbursement of costs, or whether we can complete our participation in the program on the aggressive timeline set by the FCC, without the need to seek extensions.

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

US State and Territory Regulation

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

The location and construction of our wireless transmission towers and antennas are subject to state and local environmental regulation, as well as state or local zoning, land use and other regulation. Before we can put a system into commercial operation or expand a system, we must obtain all necessary zoning and building permit approvals for the cell site and tower locations. The time needed to obtain zoning approvals and requisite permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. If zoning approval or requisite state permits cannot be obtained, or if environmental rules make construction impossible or infeasible on a particular site, our network design might be adversely affected, network design costs could increase, and the service provided to our customers might be limited.

In recent years, the FCC has taken actions to help expedite the deployment of wireless network infrastructure. Those actions include limiting state and local regulations governing the construction or modification of towers and the installation of small cells and other facilities within and outside public rights-of-way when the FCC determines those regulations can be barriers to deployment. Among other things, the FCC established new shorter shot clocks for completion of local reviews of small wireless facility applications and required that fees which states and localities may charge for the location of small cells in rights-of-way must be cost-based. Several of the FCC’s most recent decisions were challenged in court by individual localities and organizations representing local governments. While some of the FCC’s actions have been upheld, others have been vacated or remanded, and others remain subject to petitions for reconsideration or appeal. We cannot predict with certainty the likely timing or outcome of these challenges or their effect on our future wireless deployments.

Alaska Regulation

Providers of intrastate wireline telecommunication services in Alaska are required to obtain certificates of public convenience and necessity from the Regulatory Commission of Alaska (the “RCA”). In addition, RCA approval is required if an entity acquires a controlling interest in any of our certificated subsidiaries, acquires a controlling interest in another intrastate utility, or discontinues intrastate service. On August 29, 2019, the Governor of Alaska signed into law new legislation that eliminated the requirement for Alaska Communications to maintain RCA-filed tariffs covering rates, terms, and conditions for legacy phone and networking services in Alaska.  However, rates, terms, and conditions for basic residential local telephone service must, under the bill, be uniform within each study area. Alaska Communications implemented changes to tariffs, terms and conditions and other service-related policies effective November 27, 2019.

Alaska Universal Service Fund. The Alaska Universal Service Fund (“AUSF”) complements the federal Universal Service Fund but is focused on obligations to meet intrastate service obligations. For the fiscal year ended December 31, 2022, we received approximately $2.7 million in annual AUSF support. In 2021, the RCA opened a new docket to consider reforms to AUSF support mechanisms, including whether and, if so, when to subset AUSF. The RCA has not yet acted in that docket, and we cannot predict how or whether any action taken by RCA in the proceeding will affect us.

US Virgin Islands Regulation

Virgin Islands Public Service Commission

Our wireline (i.e., voice, broadband internet, and cable video) operations in the US Virgin Islands are subject to the US Virgin Islands Public Utilities Code, pursuant to which the Virgin Islands Public Service Commission (“PSC”) regulates certain telecommunications and cable TV services that Viya provides in the US Virgin Islands. Among other things, the PSC establishes the rates and fees that we may charge local exchange residential and enterprise customers in the US Virgin Islands for certain wireline telecommunications services. The PSC is required by US Virgin Islands law to review local utility rates every five years. The PSC last adopted an order increasing the rates and fees that we may charge in June 2016, subject to certain conditions and future obligations. In addition, certain of our subsidiaries entered into a transfer of control agreement with the PSC on July 1, 2016, which imposes certain operational and reporting obligations on the Viya companies that do not, by their terms, expire. We believe that we continue to satisfy these requirements. Further, as a condition to Viya’s receipt of federal USF funds from the FCC, the PSC is required to certify on an annual basis that Viya complies with certain eligible telecommunication carrier (“ETC”) obligations. We believe that we comply with all such obligations but cannot predict the outcome of future PSC proceedings relating to Viya’s ETC status.

In December 2022, we filed a Petition for Forbearance with the PSC requesting the PSC to largely deregulate our US Virgin Islands operations. Although we cannot predict the outcome or timing for this proceeding, if the PSC approves the Petition, we will be subject to substantially less regulation in the US Virgin Islands, which we believe will provide a material benefit to our wireline telecommunications operations and competitiveness there.

Our subsidiaries provide cable TV service in the US Virgin Islands pursuant to two franchises granted by the PSC. Each franchise was renewed in July 2015 by an order issued by the PSC, but the PSC has not yet issued new franchise agreements memorializing these renewals. Since then, the FCC has placed some limits on the powers of local cable franchising authorities such as the PSC, including limits on their ability to impose franchise fees and to regulate non-cable services. We cannot predict what requirements will be included by the PSC in any renewal franchise agreements, when such renewal franchise agreements will be executed, or how the FCC’s past or future actions concerning cable franchising will impact the PSC’s preparation of the agreements. We understand that the renewed franchise agreements will likely contain substantially similar terms and conditions as the prior franchise agreements, including a 15-year term, but that the agreements will exclude prior language permitting the PSC to regulate our cable rates.

Virgin Islands Research and Technology Park

Our video, internet, and wireless companies in the US Virgin Islands also receive tax benefits as qualifying participants in the US Virgin Islands’ Research & Technology Park (“RTPark”) program. RTPark was chartered with the goal of promoting technology-based economic development in the territory and offering attractive economic incentives to companies that contribute to the development of the US Virgin Islands through local employment and sourcing, as well as significant contributions to both the economy and the non-profit sectors of the community. As part of the program, our participating entities currently receive a 100% tax exemption applied against gross receipts, property, and excise taxes as well as a 90% exemption against income taxes and a reduction in customs duties from 6% to 1%. These benefits resulted in tax exemptions of approximately $2.7 million during the year ended December 31, 2022. In order to qualify, we are required to maintain certain capital investments over the first five years of the agreement, pay monthly management fees of 0.4% of tenant company revenue, make annual charitable contributions to the University of the Virgin Islands, purchase products and services locally when feasible and provide in-kind services to RTPark.

Guyana Regulation

Our subsidiary, GTT Inc. (“GTT”), in which we hold an 80% interest, is subject to regulation in Guyana under the provisions of GTT’s License from the Government of Guyana, the Guyana Public Utilities Commission Act of 2016 as amended (or “PUC Law”) and the Guyana Telecommunications Act of 2016 (or “Telecommunications Law”). The Public Utilities Commission of Guyana (or “PUC”) is an independent statutory body with the principal responsibility for regulating telecommunications rates and services in Guyana. The Ministry of Telecommunications, an agency of the Government of Guyana, has formal authority over telecommunications licensing and related issues. The Telecommunications Agency (or “TA”) advises and makes recommendations to the Minister of Telecommunications, implements policy and has principal responsibility for operating licenses and frequency authorizations.

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

PUC Law and Telecommunications Law. The PUC Law and the Telecommunications Law, and related regulations adopted in October 2020, provide the general framework for the regulation of telecommunications services in Guyana. As a general matter, the PUC has authority to regulate GTT’s domestic and international telecommunications services and rates and to require GTT to supply certain technical, administrative and financial information as it may request and as stipulated by the regulations. The Telecommunications Agency has broad authority to review GTT’s programs for development and expansion of facilities or services. For a description of recent actions of the PUC, see Note 13 to the Consolidated Financial Statements included in this Report.

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

The PUC has currently implemented fixed and mobile termination rates that came into effect on February 1, 2023. GTT has also advocated for changes to the Quality-of-Service standards noted in the regulations. GTT has put forward recommendations in keeping with regional best practices and benchmarks and is awaiting the final determination on that submission from the PUC.

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

On September 1, 2020, the RA completed its second market review and continued its determination we have significant market power in certain broadband and mobile services. As a consequence, we are subject to a series of ex-ante remedies that include wholesale obligations, price caps, accounting separation and reporting obligations in addition to the ex-post competition rules that generally apply. The ex-ante remedies are burdensome and require financial, operational, legal and regulatory resources be allocated to ensure compliance. The next market review for the electronic communications section by the RA is required to commence and conclude during 2023-2024.

Cayman Regulation

The Utility Regulation and Competition Office of the Cayman Islands (“OfReg”) is the primary regulator of our operations in the Cayman Islands. The relevant legislation is the Information & Communications Technology Act (2019 Revision). Pursuant to this statute, OfReg is responsible for the regulation and licensing of telecommunications, broadcasting and all forms of radio in the Cayman Islands, including the broadband and television services we offer. The statutory framework provides OfReg powers in respect of licensing, infrastructure sharing, advertising guidelines, competition issues, and the identification and remedying of significant market power concerns.

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

The FCC’s governmental restrictions on the procurement of equipment from certain Chinese vendors will result in a costly network replacement build in our western United States operations that, if not offset by government support, could adversely affect our results of operations. The FCC has established a Supply Chain Reimbursement Program to provide such support, for which several of our operating subsidiaries submitted applications for funding allocations. On July 18, 2022, the FCC announced that the total amount of approved costs for which reimbursement was sought by all applicants was approximately $5.6 billion, far in excess of the $1.9 billion appropriated by Congress. Because demand for program support exceeded available funding, the FCC was required by statute to implement a prioritization scheme and allocate funding on an equal but prorated basis. Accordingly, per its rules, the FCC developed a pro-rata allocation factor of approximately 40% of the funds requested for reimbursement, including with respect to our subsidiaries.

Congress is considering appropriating additional funding to meet the total demand for reimbursement, but we cannot predict whether or when such additional funding will be allocated, or how much. Thus, we cannot predict whether there will be sufficient available funding to reimburse our subsidiaries for all of their costs in this context. Any shortfall in available funding could have an adverse impact on our ability to replace covered equipment in satisfaction of our regulatory obligations. In addition, companies that were awarded a funding allocation are not guaranteed to receive that funding. Once funds are allocated, recipients can then draw down funds upon proof of actual expenses incurred by filing a request for the reimbursement of specific expenses. We cannot predict whether and to what extent the FCC or the administrator on which it relies to administer the reimbursement program will approve our subsidiaries’ requests for the specific reimbursement of costs. If we are not successful in receiving the amount of funds that is necessary to remove equipment from restricted vendors or are unable to complete the removal and replacement in the time frame specified in any final rules, or have underestimated the cost of replacement, it could adversely impact our ability to operate, maintain or expand our domestic network infrastructure.

We rely on a limited number of key suppliers and vendors for the timely supply of handsets, accessories, equipment and services relating to our network or facility infrastructure. Changes in import tax policy or trade relations, interruptions in our supply chain or increased commodity or supply chain costs could adversely affect our results of operations.

Like other companies globally, we continued to face major supply chain disruptions across our business in 2022, which led to increased costs and delays. We depend on a limited number of suppliers for equipment and services relating to our network infrastructure, mobile handset lineup, and our back-office IT systems infrastructure. If these suppliers experience interruptions or other problems delivering equipment to us on a timely basis, our subscriber or revenue growth and operating results could suffer significantly. In addition, our retail wireless businesses depend on access to compelling handset devices at reasonable prices on the primary and secondary markets. The size of our business relative to many of our competitors puts us at a disadvantage in terms of whether we will get access to the newest technologies at the same time as our competitors, as well as a financial disadvantage in terms of the ability to achieve economies of scale and receive commensurate discounts that may be available to our competitors. Our inability to provide a competitive retail device lineup or to acquire network technology on a cost effective basis could materially impact our ability to attract new customers and retain existing customers.

A large portion of our equipment is sourced, directly or indirectly, from outside the United States, and major changes in tax policy or trade relations, such as the disallowance of tax deductions for imported products or the imposition of additional tariffs or duties on imported products, could also adversely affect our business, results of operations, effective income tax rate, liquidity and net income. The increase in geopolitical tensions, such as the war in Ukraine, only heightens the risk of supply chain shortages and delays, especially with respect to sourcing equipment from Europe.

Cyber security breaches, other outages due to failures of network or information technology systems, and outages due to human error, could have an adverse effect on our business.

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

Many of the areas in which we operate have experienced severe weather conditions including hurricanes, tornadoes, blizzards, fires, damaging storms, floods and earthquakes. Such events may materially disrupt and adversely affect our business operations, such as the impacts of the hurricanes in the US Virgin Islands in 2017, which we assessed caused damage and losses to our fixed and mobile networks of approximately $100 million in operating losses and network rebuilding costs prior to insurance and any other recovery assistance. Major hurricanes have also passed directly over Bermuda and Cayman several times in the past decade, causing damage to our network and to the island’s infrastructure. Guyana and Cayman have each suffered from severe rains and flooding in the past as well. With the addition of business operations in Alaska, our company operations now face increased earthquake, volcanic, fire and winter storm risk. These types of events can also cause major disruption and harm to the communities and markets we serve, compounded by the fact that many of our service areas have limited emergency responses assets and may be difficult to reach in an emergency situation, which can have a material adverse effect on our business. In addition, the impacts of climate change may exacerbate the risk of significant damage in the areas in which we operate. if the frequency or duration of more intense weather events increase. We cannot be sure that these types of events will not have an impact in the future or that we can procure insurance coverage against these types of severe weather and geological events under reasonable business terms and conditions, or that any insurance coverage we are able to maintain will adequately compensate us for all damage and economic losses resulting from natural catastrophes. In addition, it may take significant time to return to pre-disaster levels following any such meteorological or geological event. If we are unable to restore service on a timely and cost-effective basis, it could harm our reputation and have a material adverse effect on our business, financial condition or results of operations through continued loss of revenue and customer attrition to our competitors.

Our inability to recruit and retain experienced management and technical personnel could adversely affect our results of operations and our ability to maintain effective internal controls.

The success of our business depends on the ability of our executive officers and the officers of our operating units to develop and execute on our business plan, and to identify and pursue new opportunities and product innovations, as well as on our ability to attract and retain these officers and other highly qualified technical and management personnel. If our executive officers and the officers of our operating units are not able to execute on our business plan, this could adversely affect our business, financial condition and results of operations. Furthermore, we believe that there is, and will continue to be, strong competition for qualified personnel in the communications industry and in our markets, and we cannot be certain that we will be able to attract and retain the personnel necessary for the development of our business. The shift to remote work, precipitated by the COVID-19 pandemic, seems to have exacerbated that competition and may continue to impact the labor pool and labor costs in many of our markets.  While our shift to remote work was successful, we have found that it creates added challenges and costs with respect to employee engagement and productivity. As labor demands in certain key markets exceed the supply of eligible workers, however, we may increasingly need to rely on remote workers to fill open positions.

We rely heavily on local management to run our operating units. Many of the markets in which we operate are small and remote, and in some cases are subject to government restrictions on granting work visas, which could make it difficult for us to attract and retain talented and qualified managers and staff in those markets. The loss of key personnel or the failure to attract or retain personnel with the sophistication to run complicated communications equipment, networks and systems could have a material adverse effect on our ability to maintain effective internal controls, and on our business, financial condition and results of operations. Given the current labor economy, it may become increasingly difficult to find the right people to fill management roles. We do not currently maintain “key person” life insurance on any of our key employees and none of the executives at our parent company have executed employment agreements requiring a specified time period of service.

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

In addition, construction of the cell sites may be also adversely affected by circumstances outside of our control, including inclement weather, adverse geological and environmental conditions, a failure to receive regulatory approvals or necessary permits on schedule or third-party delays in providing supplies and other materials. The processing of necessary regulatory approvals and permits has been particularly disrupted by delays in government offices, attributable to COVID-19 shutdowns which created a backlog of applications. While government employees are returning to work in government offices, they are still working to catch up on the backlog of applications that have been submitted for approval since 2020. Any construction setbacks or delays could be costly and have a material adverse effect on our ability to perform under the time conditions and strict budget required under the Network Build and Maintenance Agreement. To date, while we’ve worked collaboratively with AT&T to extend our obligations due to these and other circumstances outside our control, we may not be able to negotiate further extensions, and even if we do, we may continue to face the problems above (or others) that could delay or performance.

If AT&T were to terminate the Network Build & Maintenance Agreement, this could have a material adverse impact on our prospects and results of operations in our US Telecom segment as we would have incurred costs to construct the sites, but might not be fully compensated for the construction of the sites through the initial term of the Agreement. As we successfully complete construction of individual sites in addition to the 265 sites built as of December 31, 2022, the likelihood and impact of this risk decreases.

Outages due to aging or faulty equipment could have an adverse effect on our business.

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

We have secured licensing agreements with numerous content providers, but the success of our video services operations depends on our ability to access an attractive selection of video programming from content providers on terms and pricing favorable to us. Our inability to provide the content desired by our subscribers on satisfactory terms or at all could result in reduced demand for, and lower revenue from, our cable operations that may not offset the typically large subscription fees that we pay for these services. In certain cases, we may not have satisfactory contracts in place with the owners of our distributed content, leading to such parties’ desire for increased renewed contractual pricing or leading to disputes with such parties including claims for copyright or other intellectual property infringement.

The ongoing COVID-19 pandemic has had, and may in the future have, an adverse effect on our business and results of operations.

The COVID-19 pandemic has resulted in and will likely continue to result to varying degrees in disruptions to the global economy, as well as businesses, supply chains and capital markets around the world. We are continuing to monitor and assess the ongoing effects of the COVID-19 pandemic on our operations in 2023.

Impacts to our business have included restrictions placed on travel and movement which have resulted in business interruptions to our business, delays in receipt of governmental approvals and permits, and supply chain delays in the procurement process causing delays in our scheduled build plans, including with respect to planned fiber optic installations and maintenance in our Caribbean markets and our ongoing construction pursuant to the FirstNet Transaction. Any prolonged interruption in the future could negatively impact our ability to complete planned construction projects on our telecommunications network. For more information about the risks to our business with respect to failure to perform under the FirstNet Transaction, see “Operational Risks -- We may not be able to timely and effectively meet our obligations to AT&T related to its partnership with the First Responder Network Authority.”

Strategic Risks

We may not be able to effectively transform the business model of our legacy US Telecom business.

Historically, a large portion of our revenue has been derived from carrier services in our US Telecom segment. A substantial portion of this revenue was generated from three national wireless service providers in 2022, however, during this time period, revenues from carrier services have declined due to our mutual agreement with our carrier customers to lower rates in exchange for pricing certainty in longer term contracts, our customers’ decisions to overbuild our network, and the consolidation of national wireless service providers (thereby eliminating one or more former carrier customers).

As wholesale roaming on the majority of our US network continues to decline, we will offset that revenue by providing maintenance and expanded carrier services (including more leasing and transport services) to other carriers to offset lost revenue, albeit at lower operating income margins due to the increased operating expenses associated with leasing and transport services, as compared to our wholesale mobile roaming services. In addition, we are increasingly focused on winning or obtaining government awards and funding (including the Remove and Replace program) to both enable our expanded carrier service initiative and grow the footprint of our network.

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

Competition in the markets in which we operate has increased in recent years due to a number of governmental and economic factors. For example:

●	In Guyana, the government’s issuance of licenses for national and international voice and data traffic has allowed for legal competition in the market. In addition, there are signs that Guyana’s rapidly growing economy may lead to more investment and, potentially new entrants, into the country’s telecommunications market.

●	Across the United States, increased government spending, particularly in broadband infrastructure, for example as a result of the current administration’s "Internet For All” campaign and the Replace and Remove program has the potential to alter the competitive landscape, as new market entrants seek to capture government funds. In addition, we will face increased competition securing construction crews and equipment with the increased number of construction projects across the United States spurred on by these government awards.

●	In Bermuda, the regulator has declared our telecommunications company “dominant” in certain sectors, which may negatively impact our ability to compete in the market, though we are disputing the process and authority.

●	Increased competition, whether from new entrants or increased capital investment by our competitors in their existing networks, will make it more difficult for us to attract and retain customers in our small markets, which could result in lower revenue and cash flow from operating activities.

We may have difficulty funding multiple opportunities across our businesses.

Historically, we have funded our capital expenditures and transactional matters from a combination of cash on hand, cash from operations, and limited incurrence of debt. As discussed above, our US Telecom segment is in the midst of a business transformation and may need significant funding as we seek to grow our fiber network and capacity. With acquisitions made in the last two years, we have substantially decreased our cash reserves and increased our leverage on a consolidated basis.  We may have other opportunities to inorganically grow our businesses and our team actively evaluates potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, that have the potential for generating steady excess cash flows over extended periods of time. Any such transactions may be accomplished through the payment of cash, issuance of shares of our capital stock or incurrence of additional debt, or a combination thereof. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns. To support multiple simultaneous growth opportunities, we may need to raise additional capital or incur additional debt to fund our future operations or investment opportunities. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing, we may have to forgo opportunities to strategically grow our business.

Rapid and significant technological changes in the telecommunications industry may adversely affect us.

Our industry faces rapid and significant changes in technology that directly impact our business, including the following:

●	migration to new-generation services such as “5G” network technology;

●	introduction of new telecom delivery platforms such as next generation satellite services;

●	development of data and broadband capabilities and rapidly expanding demand for those capabilities;

●	increased reliance on third-party cloud storage providers for data storage; and

●	consolidation among service providers within the industry

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

Major business initiatives are underway with respect to improvement in mobile and other retail sales in all markets, digitization of internal processes to allow for quicker response time to customer requirements, modernization of existing internal processes in select markets and revising the strategy of some of our US Telecom businesses to develop additional revenue streams, including the substantial construction and support undertakings of the FirstNet project and Replace and Remove program. Each of these requires significant oversight from senior management to aid in-market teams, and many of these projects are underway simultaneously in different locations. Execution on multiple simultaneous and transformational initiatives will require in depth management attention in multiple jurisdictions to capitalize on growth in the US Virgin Islands, economic growth in Guyana, the ongoing shift in business focus in US Telecom and the integration of both Alaska Communications and our newly acquired New Mexico-based subsidiary, Sacred Wind.

Regulatory Risks

The Rural Health Care program in Alaska is being audited by USAC, and we may be subject to forfeiture or fine.

Alaska Communications participates in the Universal Service Administration Company’s (“USAC”) Rural Health Care universal service fund (“USF”) program and received inquiries and requests for information from USAC, which administers the program, in connection with both current funding requests and, beginning with a letter dated June 2, 2017 from USAC’s auditors, prior period support payments. After Alaska Communications responded to the initial request for information about support payments prior to 2017, USAC’s auditors asked Alaska Communications to comment on some preliminary audit findings, and it responded with a letter dated December 21, 2018. On February 24, 2020, Alaska Communications received a draft audit report from USAC that alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules.

Alaska Communications also received a Letter of Inquiry on March 18, 2018, from the FCC Enforcement Bureau requesting historical information regarding its participation in the FCC’s Rural Health Care program. In response, Alaska Communications produced voluminous records throughout 2018 and into the first quarter of 2019. On November 5, 2019 and January 22, 2021 Alaska Communications received additional letters from the FCC Enforcement Bureau requesting additional information, to which it responded. To date, Alaska Communications has been working with the FCC’s Enforcement to provide it the information it is seeking and has engaged in discussions with respect to the investigation.

Similar audits and investigations of other companies have resulted in the FCC recouping certain previously awarded support funds, which could have a material adverse effect on our business, financial position, results of operations, and liquidity. Any adverse outcome with respect to the FCC Enforcement Bureau’s inquiry may have an adverse impact our business, financial condition, results of operations, or liquidity.

Any change in federal or state funding could materially and adversely impact Alaska Communications’ financial position and results of operations.

Alaska Communications historically received federal high-cost universal service payment revenues to support its wireline operations in high-cost areas. In 2011, the FCC released a Transformation Order that established a new framework for high-cost universal service support for price capped carriers. The new framework replaced existing support mechanisms that provide support to carriers that serve high-cost areas. The new support mechanism, the Connect America Fund (“CAF”), imposes service obligations that are focused on broadband Internet access services.

In October 2016, the FCC released its order establishing the requirements of CAF II (“CAF II”) for price cap carriers in Alaska — specifically Alaska Communications, the only price cap carrier in Alaska. Under the CAF II order, we receive approximately $19.7 million annually in Alaska through December 31, 2025, subject to explicit broadband deployment conditions. Funding under the new program generally requires Alaska Communications to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period and meet interim milestone build-out obligations. As a result, while Alaska Communications currently expects its high-cost USF support revenue to be relatively unchanged for the next three years, it also expects the FCC to enact substantial changes regarding our high-cost support after 2025.

There can be no assurance that Alaska Communications will meet its CAF II obligations utilizing the delivery of broadband Internet access using a fixed wireless platform in a capital-efficient manner, and there is uncertainty regarding the future level of revenue as well as the future obligations tied to this funding. If Alaska Communications fails to meet its obligations under the CAF II order, or requires substantial additional capital expenditures in order to meet the obligations under the timeline required, its revenue, results of operations and liquidity may be materially adversely impacted.

Changes in USF funding could have an adverse impact on our financial condition or results of operations in the US Virgin Islands.

Viya, our subsidiary operating video, internet, wireless and landline services in the US Virgin Islands, has historically received, through December 31, 2020, high-cost USF support in the US Virgin Islands of approximately $16.4 million per year. In addition, after the devastation caused by the Hurricanes Irma and Maria in September 2017, the FCC provided approximately $15.4 million in accelerated USF support and in fixed and mobile recovery support through August 2018. The FCC, in response to the damage caused by the hurricanes and as part of its general USF reform, established a Connect USVI Fund that replaced the legacy high-cost USF support for the US Virgin Islands that Viya historically has been awarded. In November 2020, the FCC announced the award of the Connect USVI Fund for all of the US Virgin Islands to Viya’s competitor in the amount of approximately $8.6 million per year for a term of 10 years. Pursuant to the terms of the program, Viya’s USF spending was reduced in July 2021 to approximately two-thirds of the legacy total amount, or $10.9 million, and will be reduced again in July 2022 to approximately one-third of the legacy total amount, or $5.5 million, through July 2023. Thereafter, Viya will not be eligible for high-cost USF support. However, in October 2022, the FCC proposed to extend this support at the $5.5 million per year level to December 31, 2025, and sought comment on this proposal. The FCC has not yet taken action on its proposal, and we cannot predict whether the FCC will extend this support and, if so, what amount the FCC will provide and for how long.

This reduction in the overall amount of USF support we receive as a result of the Connect USVI Fund proceeding relative to historical levels of high-cost USF support we have received negatively affects our efforts to build, maintain and operate networks in the US Virgin Islands and our ability to provide services previously supported by USF funds. Although Viya is currently undertaking a review and reassessment of its business plan to consider the extent to which we will provide further investment or operational resources to Viya or the territory,  this could have an adverse effect on our business, financial condition or results of operations in our International Telecom segment. In addition, in December 2022 we filed a Petition for Forbearance with the US Virgin Island Public Services Commission (“PSC”) requesting the PSC to largely deregulate Viya’s operations. The PSC initiated a proceeding to consider the Petition and held initial hearings in January and February of 2023. Although we cannot predict the outcome or timing for this proceeding, if the PSC approves the Petition, we will be subject to substantially less regulation in the US Virgin Islands, which we believe will provide a material benefit to our wireline telecommunications operations and competitiveness there, but, absent such deregulation, there can be no assurance that any revised business plan will offset or reduce the loss of revenue, customer attrition and increased competition as a result of the cessation of high-cost USF funding.

The FCC and other agencies continue to revisit and revise rules related to U.S. national security.

The regulatory landscape with respect to U.S. national security in the telecommunications space is fluid and unpredictable. We cannot predict how this regulatory environment may change and how any such changes may impact our business. For example, the FCC continues to update the Covered List of foreign companies whose telecommunications equipment are subject to usage restrictions based on national security determinations made by Congress and enumerated federal sources. If the FCC were to add a new company to that list that has provided a significant amount of equipment to our subsidiaries, we cannot predict how our business will be impacted or what sort of adverse consequences may result. Similarly, we cannot predict whether the FCC, another agency, or Congress will adopt further regulatory requirements related to national security, such as additional restrictions on the type of equipment we may use, and whether or how any such requirements may adversely impact our business.

Regulatory changes may impose restrictions that adversely affect us or cause us to incur significant unplanned costs in modifying our business plans or operations.

We are subject to US federal, state, and local regulations and foreign government regulations, all of which are subject to change. As new laws and regulations are issued or discontinued, we may be required to materially modify our business plans or operations. We cannot be certain that we can do so in a cost-effective or timely manner. Our operations in the United States are subject to the Communications Act of 1934, as amended, including via the Telecommunications Act of 1996 (“Communications Act”) and the FCC’s implementing regulations, as well as regulation by public utility commissions in certain U.S. states and territories in which we operate. The interpretation and implementation of the various provisions of the Communications Act and the FCC rules implementing the Communications Act continue to be heavily debated and may have a material adverse effect on our business. Further, the leadership of the FCC changed in January 2021, and the FCC may pursue new and different regulatory priorities under the current leadership.

Our international operations are subject to similar regulations, the interpretation and implementation of which are also often debated, and which may have a material adverse effect on our business. For instance, in 2020, the Government  of Guyana formally implemented telecommunications legislation that introduces material changes to many features of Guyana’s existing telecommunications regulatory regime that impact our operations, administrative reporting and services. There can be no assurance that these regulations will be effectively implemented, or that they will be administered in a fair and transparent manner and Guyana remains a high-risk environment due to economic, political and judicial uncertainty.

Our interpretations of our obligations in the United States and our international jurisdictions may differ from those of regulatory authorities. Both federal and state regulators, as well as international regulators, require us to pay various fees and assessments, file periodic reports and comply with various rules regarding our consumer marketing practices and the contents of our bills, on an on-going basis. If we fail to comply with these requirements, we may be subject to fines or potentially be asked to show cause as to why our licenses to provide service should not be revoked.

The loss of certain licenses could adversely affect our ability to provide wireless and broadband services.

In the United States, wireless licenses generally are valid for 10 years from the effective date of the license, and generally may be renewed for additional 10-year periods by filing renewal applications with the FCC. While to date we have successfully renewed our licenses in the ordinary course of operations, failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area.

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

Economic Risks

General economic factors, such as inflation and a potential economic downturn, domestically and internationally, may adversely affect our business, financial condition and results of operations.

Our operations and performance depend on worldwide economic conditions. These conditions have been adversely impacted by continued global economic concerns over rising inflation rates, supply chain disruptions, a potential recession, outbreak of war in Ukraine and other monetary and financial uncertainties. Rising inflation may adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. In response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022, and further interest rate increases are anticipated. These increases have led to concerns of a potential global recession. Any such events are likely to result in significant disruption of global financial markets, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our Common Stock. Although we may take measures to mitigate these events, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the costs are incurred.

In addition, an economic downturn in the markets in which we currently operate or in the global market generally may lead to slower economic activity, increased unemployment, concerns about inflation, decreased consumer confidence and other adverse business conditions that could have an impact on our businesses. For example, among other things:

●	a decrease in tourism could negatively affect revenues and growth opportunities from operations in the islands and in a number of areas covered by US rural and wholesale wireless operations that serve tourist destinations; and

●	an increase in credit losses on trade receivables, or the amounts that we have to write-off of our accounts receivable, could result from our inability to collect subscription fees from our subscribers.

In 2022, we saw a return to tourism in some of our tourism-dependent markets over 2021, but on an aggregate basis tourist activity in the markets we operate remains below pre-pandemic levels. The continuation travel restrictions limited the numbers of customers roaming onto our network, in addition to depressing demand for our services generally in the hospitality industry (e.g. hotels, bars, and restaurants) that is traditionally supported by the tourism industry. Further, we also continued to see the effects of population flight from some of our island markets for a variety of reasons including continued lockdowns and travel restrictions and also general economic downturns. It is unknown what the long-term economic effects of these negative impacts on the tourism industry will be, but our business operations and revenue may certainly be adversely impacted as a result.

The long-term impact, if any, that these events might have on us and our business, is uncertain.

The successful operation and growth of our business in two of our major markets (Guyana and Alaska) is highly dependent on economic conditions which may deteriorate due to reductions in crude oil prices or demand.

Successful operation and growth in Guyana and Alaska largely depend on local economic conditions due to their remote geographies. The Alaska and Guyanese economies, in turn, depend heavily on the strength of the natural resource industries, particularly oil production and prices of crude oil. The supply and price of crude oil can be volatile and influenced by a myriad of factors beyond our control, including foreign actors (like OPEC), worldwide supply and demand, war, economic sanctions, natural disasters and other events, the move by many governments, businesses, and institutions towards “de-carbonization” and political conditions.

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

Our four largest markets all have some unionized labor pools, and the addition of Alaska Communications brings even more of an operating challenge than we have in other markets given the remote location of operations and the extent of the unionized workforce. Labor costs are a significant component of Alaska Communications’ expenses and, as of December 31, 2022, approximately 54% of its workforce is represented by the International Brotherhood of Electrical Workers (“IBEW”). The collective bargaining agreement (“CBA”) between Alaska Communications and the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for Alaska Communications and has significant economic impacts on it as the CBA relates to wage and benefit costs and work rules. We believe Alaska Communications’ labor costs are higher than our competitors who employ a non-unionized workforce because Alaska Communications is required by the CBA to contribute to the IBEW Health and Welfare Trust and the Alaska Electrical Pension Fund (“AEPF”) for benefit programs, including defined benefit pension plans and health benefit plans, that are not reflective of the competitive marketplace. Furthermore, work rules under the existing agreement limit Alaska Communications’ ability to efficiently manage its workforce and make the incremental cost of work performed outside normal work hours high. In addition, Alaska Communications may make strategic and operational decisions that require the consent of the IBEW. In all of our markets, the local union may not provide consent when needed to execute upon strategic new initiatives or cost saving measures, it may require additional wages, benefits or other consideration be paid in return for its consent, or it may call for a work stoppage against our operating companies. Any deterioration in the relationship with our local unions could have a negative impact on our operations and on our ability to achieve our plans for growth.

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

For the three months prior to March 15, 2023, the average daily trading volume of our Common Stock was approximately 44,000 shares. As a result, our stockholders may have difficulty selling a large number of shares of our Common Stock in the manner or at a price that might be attainable if our Common Stock were more actively traded. In addition, the market price of our Common Stock may not be reflective of its underlying value.

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

Our subsidiaries and affiliates are typically private companies whose securities are not traded in any public market. In the past, we have partnered with other equity investors as well, and may have majority or minority holdings in certain investments. Investment agreements for both our majority and minority held subsidiaries often contain investor rights and obligations, such as rights of first refusal, co-sale, and "drag along" provisions related to liquidity events and transfers that may force us to sell or exit our holdings at times or on terms that are not optimal or limit our ability to sell or exit our holdings when we would like to. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises to satisfy the repurchase of such investments from our other equity investors in the event such company desires, or in the case of our Alaska Transaction and Sacred Wind Transaction, may be required to repurchase such securities pursuant to contractual arrangements. Such illiquidity could also cause us to miss other investment opportunities. There can also be no assurance that our investments will appreciate in value or that it will have the opportunity to divest such investments at acceptable prices or within the timeline envisaged. If any of the above circumstances arise, it could result in impairments to such investments, and could have a material adverse impact on our earnings, cash flow and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 21,000 square feet of office space at 500 Cummings Center, Beverly, MA 01915 for our corporate headquarters. Worldwide, we utilize the following approximate square footage of space for our operations:

	International		Corporate
Type of space	Telecom	US Telecom	and Other
Office	332,000	220,000	47,000
Retail stores	42,000	2,000	—
Technical operations	2,024,000	298,000	—

All of the above locations are leased except for the office and technical space within our International Telecom segment, which we own. As of December 31, 2022, we operated six retail stores in our US Telecom segment and twenty one retail stores in our International Telecom segment.

Our offices and technical operations are in the following locations:

International Telecom	US Telecom
Georgetown, Guyana	Little Rock, AR
Bermuda	Castle Rock, CO
US Virgin Islands	Atlanta, GA
Cayman Islands	Anchorage, AK
Albuquerque, NM

Within our communications operations, we globally own approximately 350 towers, lease an additional approximate 370 towers and have 6 switch locations within rented locations. We consider our owned and leased properties to be suitable and adequate for our business operations.

ITEM 3. LEGAL PROCEEDINGS

We and our subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. Historically, our subsidiary, GTT, has been subject to other long-standing litigation proceedings and disputes in Guyana that have not yet been resolved. We believe that, except for the items discussed below, for which we are currently unable to predict the final outcome, the disposition of matters currently pending will not have a material adverse effect on our financial position or results of operations.

Beginning in 2006, the National Frequency Management Unit (now the Telecommunications Agency, or the “NFMU/TA”) and GTT have been engaged in discussions regarding the amount of and methodology for calculation of spectrum fees payable by GTT in Guyana. Since that time, GTT has made payments of undisputed spectrum fees as amounts invoiced by the NFMU/TA. There have been limited further discussions on the subject of a revised spectrum fee methodology with the Telecommunications Agency and GTT awaits the determination of such fees.

On May 8, 2009, a GTT competitor, Digicel, filed a lawsuit in Guyana challenging the legality of GTT’s exclusive license rights under Guyana’s constitution and GTT intervened in the suit in order to oppose Digicel’s claims. The case remains pending. We believe that any legal challenge to GTT’s exclusive license rights granted in 1990 is without merit and we continue to defend vigorously against such legal challenge.

GTT has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GTT’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. Digicel filed counterclaims alleging that GTT has violated the terms of the interconnection agreement and Guyana laws. These suits, filed in 2010 and 2012, have been consolidated with Digicel’s constitutional challenge described above, however, we cannot accurately predict at this time when the consolidated suit will reach a court of final determination.

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority (the “GRA”) dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. GTT’s position has been upheld by various High Court rulings made  in  its favor including most recently in December 2021, when an assessment relating to 2010-2016 was quashed and declared to have no legal effect. GTT has maintained that it has no unpaid corporation tax due to the GRA and that any liability GTT might be found to have with respect to the disputed tax assessments, as alleged by the GRA in the aggregate amount of $32 million net of interest, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods. Several High Court rulings in the favor of GTT have been appealed by the GRA and we believe that some adverse outcome in these or pending unheard matters could occur.

On May 20, 2021, we were served with a notice of application for enforcement of a foreign judgment with respect to a matter brought by the Trinidad & Tobago Electric Commission (“TTEC”) in the High Court of Justice in the Republic of Trinidad and Tobago in August 2013 against GTT and other defendants, alleging breach of contract due to GTT’s failure to pay TTEC in connection with amounts alleged to be owed as reimbursement for cable repair costs. In December 2022, GTT settled this matter with TTEC.

In February 2020, our subsidiary, Alaska Communications, received a draft audit report from USAC in connection with USAC’s inquiry into Alaska Communications’ funding requests under the Rural Health Care Support Program for certain customers for the time period of July 2012 through June 2017. The draft audit report alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules.  Alaska Communications has provided USAC with extensive comments in response to its draft audit report seeking correction of numerous factual and legal errors that it believed it had identified. As a result of these conversations and comments being submitted by Alaska Communications, USAC’s auditors may revise their findings, including the amounts they recommend USAC seek to recover. USAC’s auditors are expected to issue a final audit report incorporating Alaska Communications’ responses that will be sent to USAC’s Rural Health Care Division to review and determine if corrective action would be appropriate. In the event that we disagree with USAC’s final audit report, we can appeal that decision to USAC’s Rural Health Care Division and/or the FCC. At this time, we cannot predict the contents or timing of the final USAC audit report, the outcome of the audit or the impact on the our business, financial condition, results of operations, or liquidity.

Alaska Communications also received a Letter of Inquiry on March 18, 2018, and subsequent follow up information requests, from the FCC Enforcement Bureau requesting historical information regarding Alaska Communications’ participation in the FCC’s Rural Health Care Support Program.  We are engaged in discussions with the FCC’s Enforcement Bureau and will continue to work constructively to provide it the information it is seeking.  Any adverse outcome with respect to the FCC Enforcement Bureau’s inquiry may have an adverse impact our business, financial condition, results of operations, or liquidity.

With respect to all of the foregoing matters, we believe that some adverse outcome is probable and have accordingly accrued $14.7 million as of December 31, 2022 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. We also face contingencies that are reasonably possible to occur that cannot currently be estimated. It is our policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of March 15, 2023:

Name	Age	Position
Michael T. Prior	58	Chairman, President, Chief Executive Officer, and Director
Justin D. Benincasa	60	Chief Financial Officer
Brad Martin	47	Chief Operating Officer
Mary Mabey	41	Senior Vice President, General Counsel and Secretary
Justin Leon	37	Senior Vice President, Corporate Development

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

Justin Leon is our Senior Vice President of Corporate Development. He joined the Company in 2015 and brings over fifteen years of investing experience to the team. Prior to joining ATN, Justin worked in Corporate Strategy & Development for Nuance Communications, a publicly traded software company focused on speech recognition and machine learning where he executed over $1 billion in acquisitions in the healthcare, mobile, and enterprise software verticals. Justin started his career at Stonebridge Associates, a boutique investment bank in Boston advising clients in technology, medical device, and consumer products verticals. Justin earned a degree in corporate finance from Bentley College and an MBA from the Tuck School of Business at Dartmouth.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock, $.01 par value, is listed on the Nasdaq Global Select Market under the symbol “ATNI.” The number of holders of record of Common Stock as of March 15, 2023 was 81.

Issuer Purchases of Equity Securities in the Fourth Quarter of 2022

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our Common Stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).

The following table reflects the repurchases by the Company of its Common Stock during the quarter ended December 31, 2022:

				(d)
				Maximum
				Number (or
			(c)	Approximate
		(b)	Total Number of	Dollar Value) of
	(a)	Average	Shares Purchased	Shares that May
	Total Number	Price	as Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2022 — October 31, 2022	—	$—	—	$19,451,514
November 1, 2022 — November 30, 2022	—	—	—	19,451,514
December 1, 2022 — December 31, 2022	—	—	—	19,451,514

Stock Performance Graph

The graph below matches ATN International’s cumulative 5-Year total shareholder return on Common Stock with the cumulative total returns of the Russell 2000 index, the S&P Smallcap 600 index, and the Nasdaq Telecommunications index. The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends) from 12/31/2017 to 12/31/2022.

	12/17	12/18	12/19	12/20	12/21	12/22

ATN International	100.00	130.85	102.54	78.32	76.06	87.73
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
S&P Smallcap 600	100.00	91.52	112.37	125.05	158.59	133.06
NASDAQ Telecommunications	100.00	77.39	91.90	101.16	103.32	75.55

The stock price performance included in this graph is not necessarily indicative of future stock price performance

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide digital infrastructure and communications services in the United States and internationally, including in the Caribbean region, with a focus on smaller markets, many of which are rural or remote, with a growing demand for infrastructure investments, Through our operating subsidiaries, we primarily provide: (i) carrier and enterprise communications services, such as terrestrial and submarine fiber optic transport, and communications tower facilities; and (ii) fixed and mobile telecommunications connectivity to residential, business and government customers, including a range of high-speed internet and data services, fixed and mobile wireless solutions, and video and voice services.

At the holding company level, we oversee the allocation of capital within and among our subsidiaries, affiliates, new investments, and stockholders. We have developed significant operational expertise and resources that we use to augment the capabilities of our individual operating subsidiaries in our local markets. We have built a platform of resources and expertise to support our operating subsidiaries and to improve their quality of service with greater economies of scale and expertise than would typically be available at the operating subsidiary level. We provide management, technical, financial, regulatory, and marketing services to our operating subsidiaries and typically receive a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. We also actively evaluate potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, and generally look for those that we believe fit our profile of telecommunications businesses and have the potential to complement our “glass and steel” and “first to fiber” approach in markets while generating steady excess cash flows over extended periods of time. We use the cash generated from our operations to re-invest in organic growth in our existing businesses, to make strategic investments in additional businesses, and to return cash to our investors through dividends or stock repurchases.

For further information about our financial segments and geographical information about our operating revenues and assets, see Notes 1 and 14 to the Consolidated Financial Statements included in this Report.

As of December 31, 2022, we offer the following types of services to our customers:

●	Mobility Telecommunications Services. We offer mobile communications services over our wireless networks and related equipment(such as handsets) to both our business and consumer subscribers.

●	Fixed Telecommunications Services. We provide fixed data and voice telecommunications services to business and consumer customers. These services include consumer broadband and high speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. We deliver services to other telecommunications providers such as the leasing of critical network infrastructure, such as tower and transport facilities, wholesale roaming, site maintenance and international long-distance services.

●	Managed Services. We provide information technology services such as network, application, infrastructure and hosting services to both our business and consumer customers to complement our fixed Services in our existing markets.

Through December 31, 2022, we have identified two operating segments to manage and review our operations and to facilitate investor presentations of our results. These two operating segments are as follows:

●	International Telecom. . In our international markets, we offer fixed services, mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the United States, we offer fixed services, carrier services, and managed services to business and consumer customers in Alaska and the western United States. As of December 31, 2022 we provided mobility services to retail customers in the western United States

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of December 31, 2022:

Segment	Services	Markets	Tradenames
International Telecom	Mobility Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya
	Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT, Viya
US Telecom	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos
	Carrier Services	United States	Alaska Communications, Commnet, Essextel, Sacred Wind Communications
	Managed Services	United States	Alaska Communications, Choice

Acquisition of Sacred Wind Enterprises

On November 7, 2022, we, via our newly formed wholly owned subsidiary Alloy, Inc. (“Alloy”), acquired all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), a rural telecommunications provider in New Mexico (the “Sacred Wind Transaction”) for $44.4 million of consideration. As part of the Sacred Wind Transaction, we transferred consideration of $18.0 million of cash, net of $9.4 million of cash acquired, $14.8 million of redeemable noncontrolling interests, and $3.7 million of contingent consideration, less $1.5 million of receivables related to working capital adjustments. As part of the Sacred Wind Transaction, we contributed all of our ownership interests in our Commnet business to Alloy. Subsequent to the transaction, the former Sacred Wind shareholders will own 6% of the Alloy equity. The equity is classified as redeemable noncontrolling interests in our financial statements because the holders have an option, beginning in 2026, to put the equity interest to a subsidiary of the Company at the then fair market value. The redeemable noncontrolling interests do not have preference relative to other equity units and participate in gains and losses in Alloy. The contingent consideration is earned based on certain operating metrics of Sacred Wind beginning in 2025 through 2027. The fair value of the contingent consideration was calculated using discounted cash flow analysis based on a range of probability weighted outcomes. The Company funded the acquisition with borrowing under its CoBank Credit Facility and assumed $31.6 million of Sacred Wind debt, to the United States of America administered through the Rural Utilities Service.

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

In conjunction with the Alaska Transaction, we entered into an agreement with affiliates and investment funds managed by Freedom 3 Capital, LLC as well as other institutional investors (collectively the “Freedom 3 Investors”). The Freedom 3 Investors contributed $71.5 million in conjunction with the Alaska Transaction (the “Freedom 3 Investment”). The Freedom 3 Investment consists of common and preferred equity instruments in our subsidiary which holds the ownership of Alaska Communications.  We accounted for the Freedom 3 Investment as a redeemable noncontrolling interest in our consolidated financial statements and we also entered into a financing transaction drawing $220 million on a new credit facility to complete the Alaska Transaction. As a result of the Alaska Transaction, we own approximately 52% of the common equity of Alaska Communications and control its operations and management.  Beginning on July 22, 2021, the results of Alaska Communications are included in our US Telecom segment.

See Liquidity and Capital Resources for a discussion regarding the credit agreement used to help finance the Alaska Transaction.

Disposition of International Solar Business

In January 2021, we completed the sale of 67% of the outstanding equity in our business that owns and operates distributed generation solar power projects operated under the Vibrant name in India (the “Vibrant Transaction”).  The post-sale results of our ownership interest in Vibrant are recorded through the equity method of accounting within the Corporate and Other operating segment.  We will continue to present the historical results of our Renewable Energy segment for comparative purposes.

The operations of Vibrant did not qualify as discontinued operations because the disposition did not represent a strategic shift that had a major effect on our operations and financial results.

FirstNet Agreement

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we amended in August 2020, May 2021 and August 2022 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating areas in the Western United States.  Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time.  We expect that total construction revenue related to FirstNet will approximate $80 million to $85 million.  Since inception of the project through December 31, 2022, we have recorded $62.6 million in construction revenue, including $15.8 million during 2022.  In 2023, we expect to record additional construction revenue and related costs, as sites are completed.  Revenues from construction are expected to have minimal impact on operating income. The network build portion of the FirstNet Agreement continued during the COVID-19 pandemic, but the overall timing of the build schedule has been delayed.

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

We also recognize revenue from the Connect America Fund Phase II program (“CAF II”) which offers subsidies to carriers to expand broadband coverage in designated areas. Under CAF II, our US Telecom segment will receive an aggregate of $27.4 million annually through December 2025 and an aggregate of $7.7 million annually from January 2026 through July 2028.

Both the USF and CAFII programs are subject to certain operational and reporting compliance requirements. We believe we are in compliance with these requirements as of December 31, 2022.

In 2018, the FCC initiated a proceeding to replace the High Cost Program support received by Viya in the US Virgin Islands with a new Connect USVI Fund. On November 16, 2020, the FCC announced that Viya was not the recipient of the Connect USVI Fund award and authorized funding to be issued to the new awardee in June 2021. Pursuant to the terms of the program and effective in July 2021, Viya’s annual USF support was reduced from $16.4 million to $10.9 million. In July 2022, this support was reduced again to $5.5 million for the annual period through June 2023. As the program currently stands, Viya will not receive High Cost Program support subsequent to June 2023.

RDOF (“Rural Digital Opportunities Fund”)

We expect to receive approximately $20.1 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”). We recorded $2.0 million of revenue from the RDOF program during the year ended December 31, 2022.

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is generally distributed upon completion of a project. Completion deadlines begin in June 2023 and once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants.  A roll forward of our grant awards is below (in thousands).

Amount
Grants awarded, December 31, 2021	$11,067
New grants	73,384
Cancelled grants	(4,254)
Grants awarded, December 31, 2022	$80,197

In addition, we partner with tribal governments to obtain grants under the Tribal Broadband Connectivity Program ("TBCP").  The TBCP is a program administered by the National Telecommunications and Information Administration to deploy broadband connectivity on tribal lands.  We were identified as a sub recipient of TBCP grants totaling $145.5 million as of December 31, 2022.

Replace and Remove Program

On July 15, 2022, we were notified that we were an approved participant in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks.  Pursuant to the Replace and Remove Program, we were allocated up to approximately $207 million in reimbursement amounts to cover documented and approved costs to remove and securely destroy all prohibited communications equipment and services in our U.S. networks and replace such equipment. The Replace and Remove Program requires that we complete our first request for reimbursement for services performed under the program no later than July 14, 2023 and that we complete the project no later than one year from submitting our initial reimbursement request. We are currently assessing the impact of this program on our financial statements and anticipate that we will be able to meet the deadlines and requirements of the program. At December 31, 2022, we established a receivable for $5.7 million of costs for which we expect to be reimbursed under the program.

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

CBRS Auction

During the third quarter of 2020, we participated in the FCC’s Citizens Broadband Radio Service (CBRS) auction for Priority Access Licenses (PALs) in the 3.5 GHz spectrum band. These PALs are licensed on a county-by-county basis and are awarded for a 10-year renewable term. We were a winning bidder for PALs located strategically throughout the United States at a total net cost of $19.3 million. In connection with the awarded licenses, we will have to achieve certain CBRS spectrum build out obligations. We currently expect to comply with all applicable requirements related to these licenses.

Presentation of Revenue

Effective July 1, 2021, we began to categorize Mobility revenue and Fixed revenue as either “consumer” or “business” based upon the characteristics of our subscribers.  Effective October 1, 2021, our statement of operations separately reflected Construction revenue. All periods presented have been adjusted to conform to these presentation updates.

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

Discussion of Results of Operations for the fiscal year ended December 31, 2021 compared to December 31, 2020

A discussion regarding our results of operations for the fiscal year ended December 31, 2021 compared to 2020 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 16, 2022, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at https://.ir.atni.com under the “Financials & Filings” section.

Selected Segment Financial Information

The following represents selected segment information for the years ended December 31, 2022 and 2021 (in thousands):

For the Year Ended December 31, 2022

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$14,830	$1,228	$—	$—	$16,058
Mobility - Consumer	87,601	6,359	—	—	93,960
Total Mobility	102,431	7,587	—	—	110,018
Fixed - Business	69,903	126,735	—	—	196,638
Fixed - Consumer	163,408	78,338	—	—	241,746
Total Fixed	233,311	205,073	—	—	438,384
Carrier Services	13,459	128,864	—	—	142,323
Other	1,450	46	—	—	1,496
Total Communication Services Revenue	350,651	341,570	—	—	692,221
Construction	—	15,762	—	—	15,762
Other
Managed Services	4,930	12,832	—	—	17,762
Total Other Revenue	4,930	12,832	—	—	17,762
Total Revenue	355,581	370,164	—	—	725,745

Operating income (loss)	52,011	(5,655)	(801)	(37,613)	7,942

For the Year Ended December 31, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$6,983	$1,402	$—	$—	$8,385
Mobility - Consumer	86,384	7,532	—	—	93,916
Total Mobility	93,367	8,934	—	—	102,301
Fixed - Business	67,458	53,283	—	—	120,741
Fixed - Consumer	166,005	41,897	—	—	207,902
Total Fixed	233,463	95,180	—	—	328,643
Carrier Services	9,937	107,793	—	—	117,730
Other	946	—	—	—	946
Total Communication Services Revenue	337,713	211,907	—	—	549,620
Construction	—	35,889	—	—	35,889
Other
Renewable Energy	—	—	417	—	417
Managed Services	5,146	11,635	—	—	16,781
Total Other Revenue	5,146	11,635	417	—	17,198
Total Revenue	342,859	259,431	417	—	602,707

Operating income (loss)	33,899	(14,016)	(2,459)	(32,450)	(15,026)

(1)	Reconciling items refer to corporate overhead costs and consolidating adjustments.

A comparison of our segment results for the years ended December 31, 2022 and 2021 is as follows:

International Telecom. Revenues within our International Telecom segment increased $12.7 million, or 3.7%, to $355.6 million from $342.9 million for the years ended December 31, 2022 and 2021, respectively, as a result of improved retail and marketing strategies which drove an increase in subscribers and equipment sales within all of our international markets.  In addition, our US Virgin Islands and Bermuda markets recognized an increase in Carrier Services revenue as a result of increased transport and access services as well as an increase in roaming revenues due to increased tourism in those markets.  These increases, however, were partially offset by a $4.1 million reduction in federal high cost support revenues in the US Virgin Islands.

Operating expenses within our International Telecom segment decreased by $5.4 million, or 1.7%, to $303.6 million from $309.0 million for the years ended December 31, 2022 and 2021, respectively.  The decrease was primarily the result of a $20.6 million impairment of goodwill associated with our US Virgin Island operations during the year ended December 31, 2021 partially offset by a $6.8 million increase in equipment expenses and a $4.7 million increase in retail and marketing costs in 2022.

As a result, our International Telecom segment’s operating income increased $18.1 million, or 53.4%, to $52.0 million from $33.9 million for the years ended December 31, 2022 and 2021, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $110.8 million, or 42.7%, to $370.2 million from $259.4 million for the years ended December 31, 2022 and 2021, respectively.  Of this increase $141.0 million was a result of a full year of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results partially offset by a $20.1 million reduction in construction revenue related to the FirstNet Transaction as well as a reduction in roaming revenue due to the restructuring of certain carrier contracts in our western United States operations.

Operating expenses within our US Telecom segment increased $102.5 million to $375.9 million from $273.4 million for the years ended December 31, 2022 and 2021, respectively, as a result of a full year of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results and increases in expenses being incurred in connection with increased data transport and other costs primarily in connection with the fully constructed cell sites as part of the FirstNet Transaction build-out of rural broadband operations.  These increases were partially offset by decreases in FirstNet construction costs of $20.3 million and transaction-related expenses, primarily related to the Alaska Transaction, of $9.7 million.

As a result of the above, our US Telecom segment’s operating loss decreased by $8.3 million to a loss of $5.7 million from a loss of $14.0 million for the years ended December 31, 2022 and 2021, respectively.

Renewable Energy.  Until the completion of the Vibrant Transaction on January 27, 2021, we distributed generation solar power to commercial and industrial customers under the Vibrant name in India.  Accordingly, we did not generate revenue or incur operating expenses within our Renewable Energy segment subsequent to that date.  For the year ended December 31, 2021, we generated revenue, incurred operating expenses and reported an operating loss of $0.4 million, $2.9 million and $2.5 million, respectively.

The following represents a year over year discussion and analysis of our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended		Amount of	Percent
	December 31,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)

REVENUE:
Communication services	$692,221	$549,620	$142,601	25.9%
Construction	15,762	35,889	(20,127)	(56.1)
Other	17,762	17,198	564	3.3
Total revenue	725,745	602,707	123,038	20.4
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	312,895	249,322	63,573	25.5
Cost of construction revenue	15,763	36,055	(20,292)	(56.3)
Selling, general and administrative	231,805	188,283	43,522	23.1
Transaction-related charges	4,798	10,221	(5,423)	(53.1)
Depreciation and amortization	135,137	102,731	32,406	31.5
Amortization of intangibles from acquisitions	13,016	7,775	5,241	67.4
Goodwill impairment	—	20,587	(20,587)	(100.0)
Loss on disposition of long-lived assets	4,389	2,759	1,630	59.1
Total operating expenses	717,803	617,733	100,070	16.2
Income (loss) from operations	7,942	(15,026)	22,968	152.9
OTHER INCOME (EXPENSE):
Interest income	174	132	42	31.8
Interest expense	(20,417)	(9,614)	(10,803)	(112.4)
Other income	4,245	1,821	2,424	133.1
Other expense, net	(15,998)	(7,661)	(8,337)	(108.8)
INCOME (LOSS) BEFORE INCOME TAXES	(8,056)	(22,687)	14,631	64.5
Income tax benefit	(473)	(1,878)	1,405	74.8
NET INCOME (LOSS)	(7,583)	(20,809)	13,226	63.6
Net (income) loss attributable to noncontrolling interests, net of tax:	1,938	(1,299)	3,237	249.2
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(5,645)	$(22,108)	$16,463	74.5%

Communications services revenue

Mobility Revenue. Our Mobility revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing retail mobile voice and data services over our wireless networks as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our retail subscribers.

Mobility revenue increased by $7.7 million, or 7.5%, to $110.0 million for the year ended December 31, 2022 from $102.3 million for the year ended December 31, 2021. All $7.7 million of this increase is related to a net increase in revenue from business customers.

The increase in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $9.0 million, or 9.6%, to $102.4 million for the year ended December 31, 2022 from $93.4 million for the year ended December 31, 2021. Mobility revenue increased in each of our markets as total revenue from business customers increased $7.8 million with the remaining $1.2 million of increase being attributable to consumer customers. These increases were the result of improved retail and marketing strategies which led to an increase in subscribers and a $4.1 million increase in equipment sales.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $1.3 million, or 14.6%, to $7.6 million from $8.9 million for the years ended December 31, 2022 and 2021, respectively. Substantially all of the $1.3 million decrease related to a decrease in revenue from consumers within our retail operations due to a decrease in subscribers.

We expect that Mobility revenue within our International Telecom segment may increase as a result of an increase in subscribers. However, such growth may be partially offset due to increased competition. We expect that Mobility revenue within our US Telecom segment will decrease over time as we put more emphasis on other revenue sources.

Fixed Revenue. Fixed revenue is primarily generated by broadband, voice, and video service revenues provided to retail and business customers over our wireline networks. Fixed revenue within our US Telecom segment also includes awards from the Connect America Fund Phase II program in the western United States and Alaska, as well as revenue from the Alaska Universal Service Fund. Within our International Telecom segment, Fixed revenue also includes funding under the FCC’s High Cost Program in the US Virgin Islands.

Fixed revenue increased by $109.8 million, or 33.4%, to $438.4 million from $328.6 million for the years ended December 31, 2022 and 2021, respectively. Of this increase, $75.9 million and $33.9 million relate to increases in revenue from business and consumer customers, respectively. The increase in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue decreased by $0.2 million, or 0.1%, to $233.3 million from $233.5 million for the years ended December 31, 2022 and 2021, respectively, as increases in fixed broadband subscribers in all of our international markets and data pricing increases in certain markets were offset by the previously disclosed and scheduled $4.1 million reduction in revenue from the FCC’s High Cost Program in the US Virgin Islands.

●	US Telecom. Fixed revenue within our US Telecom segment increased by $109.9 million, or 115.4%, to $205.1 million from $95.2 million for the years ended December 31, 2022 and 2021, respectively. Of this increase $104.8 million was a result of a full year of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results. In addition, we recognized a $5.7 million increase within the western United States as a result of an increase in usage for both business and consumer subscribers to support our subscribers’ increased demand for remote working.

Fixed revenue within our International Telecom segment may further decrease as a result of the future scheduled step downs in USF funding in the US Virgin Islands and a decrease in demand for our video services due to subscribers using alternative methods to receive video content. Such decreases, however, may be offset as a result of an increase in demand for broadband and other data services from consumers, businesses and government, driven by such trends as the popularity of video and audio streaming, demand for cloud services and smart home, business and city solutions as well as macro-economic and population growth in places like the Cayman Islands and Guyana.

Within our US Telecom segment, Fixed revenue is expected to increase as both our Alaska operations and our western United States operations, including the impact of the Sacred Wind Transaction, further deploy broadband access to both consumers and businesses.

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

Carrier Services revenue increased by $24.6 million, or 20.9%, to $142.3 million from $117.7 million for the years ended December 31, 2022 and 2021, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $3.6 million, or 36.4%, to $13.5 million, from $9.9 million for the years ended December 31, 2022 and 2021, respectively, as a result of a $2.2 million increase in transport and access services and in tourism, primarily within the US Virgin Islands and Bermuda, that resulted in a $1.4 million increase in roaming revenues.

●	US Telecom. Carrier Services revenue within our US Telecom segment increased by $21.1 million, or 19.6%, to $128.9 million from $107.8 million, for the years ended December 31, 2022 and 2021, respectively. Of this increase, $35.0 million was primarily related to a full year of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results and a $0.6 million increase in our wholesale long-distance voice services business. These increases were partially offset by a decrease of $14.5 million in our western United States operations primarily as a result of the restructure of certain carrier contracts.

Within our International Telecom segment, Carrier Services revenue may continue to increase if tourism continues to move toward a return to pre-pandemic levels. However, within our International Telecom segment, we expect that Carrier Services revenue from our international long-distance business in Guyana may decrease as consumers seek to use alternative technology services to place long-distance calls. Further, such revenue may decline as the result of the implementation, by the Government of Guyana, of passed legislation which terminates our right to be the exclusive provider of domestic Fixed and international long-distance service in Guyana. While the loss of our exclusive rights in Guyana may cause an immediate reduction in our Carrier Services revenue, the complete impact of the new legislation to our operations will not be fully known until the Government of Guyana makes the terms and conditions of licenses issued to two of our competitors available to us. Over the longer term, such declines in Carrier Services revenue may be offset by increased Fixed revenue from broadband services to consumers and enterprises in Guyana, increased Mobility revenue from an increase in regulated local calling rates in Guyana or possible economic growth within that country.

Within our US Telecom segment, Carrier Services revenue may decrease as a result of the impact of continued reduced contractual wholesale roaming rates and imposed revenue caps with our Carrier customers.

Other Communications Services Revenue. Other Communications Services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers. Other Communications Services revenue increased to $1.5 million from $0.9 million for the years ended December 31, 2022 and 2021, respectively.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the years ended December 31, 2022 and 2021, Construction revenue decreased to $15.8 million from $35.9 million, respectively, as a result of a decrease in the number of sites completed during 2022 as compared to 2021. As of December 31, 2022, 75% of the cell sites related to the FirstNet Agreement were completed and we expect to substantially complete the build by the end of 2023.

Other Revenue

Renewable Energy Revenue. As a result of the Vibrant Transaction, we did not generate any renewable energy revenue during the year ended December 31, 2022 and generated $0.4 million of renewable energy revenue during the year ended December 31, 2021.

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services. Managed Services revenue increased by $1.0 million, or 6.0%, to $17.8 million from $16.8 million for the years ended December 31, 2022 and 2021, respectively.

International Telecom. Managed Services revenue in our International Telecom segment decreased $0.2 million to $4.9 million, or 3.9%, from $5.1 million for the years ended December 31, 2022 and 2021, respectively.

US Telecom. Within our US Telecom segment, Managed Services revenue increased $1.2 million, or 10.3%, to $12.8 million from $11.6 million for the years ended December 31, 2022 and 2021, respectively, primarily related to a full year of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results.

We expect that Managed Services revenue may increase in both our US and International Telecom segments as a result of our continued effort to sell certain Managed Services solutions to both our consumer and business customers in all of our markets.

Operating expenses

Cost of communication services and other. Cost of communication services and other are charges that we incur for voice and data transport circuits (in particular, the circuits between our Mobility sites and our switches), internet capacity, video programming costs, access fees we pay to terminate our calls, telecommunication spectrum fees and direct costs associated within our managed services businesses. These costs also include expenses associated with developing, operating, upgrading and supporting our telecommunications networks, including the salaries and benefits paid to employees directly involved in the development and operation of those businesses, as well as credit loss allowances and the cost of handsets and customer resale equipment incurred by our retail businesses.

Cost of communication services and other increased by $63.6 million, or 25.5%, to $312.9 million from $249.3 million for the years ended December 31, 2022 and 2021, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other increased by $3.3 million, or 2.4%, to $140.1 million from $136.8 million, for the years ended December 31, 2022 and 2021, respectively. This increase was the result of a $6.8 million increase in equipment expenses, primarily the cost of handsets, as a result of improved retail and marketing strategies which led to an increase in subscribers and handset sales, partially offset by a reduction in regulatory costs in certain markets.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $60.6 million, or 53.8%, to $173.3 million from $112.7 million for the years ended December 31, 2022 and 2021, respectively. Of this increase, $60.2 million was a result of a full year of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results, a $2.3 million increase in data transport and other costs primarily in connection with the fully constructed cell sites as part of the FirstNet Transaction and an $0.8 million increase within our wholesale long-distance voice services business to support its increased revenues. These increases were partially offset by a $2.3 million decrease in our private network business which terminated its operations in early 2022.

We expect that cost of communication services and other may increase within our International Telecom segment due to an expected increase in roaming costs if tourism continues to return to pre-pandemic levels. Within the US Telecom segment, these expenses are expected to increase in connection with our expected increase in fixed revenue, an increase in the expenses associated with our funding award under the CARES Act and anticipated expenses in connection with our performance related to the construction phase of our FirstNet Transaction which is expected to be completed in 2023. In addition, we expect cost of services may increase as a result of continued inflationary pressure, issues facing the global supply chain and geopolitical uncertainty.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. During the year ended December 31, 2022 and 2021, cost of construction revenue decreased to $15.8 million from $36.1 million as a result of a decrease in the number of sites completed during 2022 as compared to 2021. As of December 31, 2022, 75% of the cell sites related to the FirstNet Agreement and we expect to substantially complete the build by the end of 2023.

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

Selling, general and administrative expenses increased by $43.5 million, or 23.1%, to $231.8 million from $188.3 million for the years ended December 31, 2022 and 2021, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $8.3 million, or 8.7%, to $104.2 million from $95.9 million for the years ended December 31, 2022 and 2021, respectively. This increase was incurred within all of our international markets primarily as a result of an increase in our sales and marketing capabilities to support the expansion of our subscriber base.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $33.3 million, or 53.0%, to $96.1 million from $62.8 million, for the years ended December 31, 2022 and 2021, respectively. Of this increase, $39.2 million was the result of a full year of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results and an increase in such costs in connection with the First Net Transaction partially offset by an $8.8 million reduction of costs within our private network business which terminated its operations in early 2022.

●	Renewable Energy. During the years ended December 31, 2022 and 2021, our Renewable Energy segment incurred $0.1 million and $0.6 million of selling, general and administrative expenses, respectively, as a result of the Vibrant Transaction.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $2.4 million, or 8.3%, to $31.4 million from $29.0 million, for the years ended December 31, 2022 and 2021, respectively, primarily related to an increase in professional fees and integration costs associated with the completion of the Alaska Transaction.

We expect that selling, general and administrative expenses may increase in our international telecom segment to support our expanded operations. Within the US Telecom segment, we expect an increase in these costs as a result of expected costs associated with the impact of the construction phase of the FirstNet Transaction, the Sacred Wind Transaction, our commitments under the Cares Act funding and other network expansions in Alaska and the southwest US. Our Corporate Overhead segment may also experience an increase in these expenses to support our expanding operations. In addition, we expect our selling, general, and administrative expenses may increase as a result of continued inflationary pressure, issues facing the global supply chain and geopolitical uncertainty.

Transaction-related charges.  Transaction-related charges include the external costs, such as legal, tax, accounting and consulting fees directly associated with acquisition and disposition-related activities, which are expensed as incurred. Transaction-related charges also include certain internal personnel costs incurred as a result of the completion of an acquisition or disposition. Transaction-related charges do not include employee salary and travel-related expenses, incurred in connection with acquisitions or dispositions or any integration-related costs.

We incurred $4.8 million and $10.2 million of transaction-related charges during the years ended December 31, 2022 and 2021, respectively.

  Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses increased by $32.4 million, or 31.5%, to $135.1 million from $102.7 million for the years ended December 31, 2022 and 2021, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $2.7 million, or 5.0%, to $56.6 million from $53.9 million, for the years ended December 31, 2022 and 2021, respectively. Increases were incurred in all of our international markets as a result of recent capital expenditures used to expand and upgrade our network operations.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $31.4 million, or 72.0%, to $75.0 million from $43.6 million, for the years ended December 31, 2022 and 2021, respectively, primarily as a result of a full year of our Alaska operations, which were acquired on July 22, 2021, being included in our 2022 results, the Sacred Wind Transaction, which was completed in November 2022, and the depreciation expense recorded on recent capital expenditures.

●	Renewable Energy. Our Renewable Energy segment did not record any depreciation and amortization expense during the year ended December 31, 2022 as a result of the Vibrant Transaction. This segment incurred $0.2 million of depreciation and amortization expenses during the year ended December 31, 2021.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $1.6 million, or 31.4%, to $3.5 million from $5.1 million, for the years ended December 31, 2022 and 2021, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

We expect depreciation and amortization expense to increase within our International Telecom and US Telecom segments as we acquire tangible assets to expand or upgrade our telecommunications networks.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions include the amortization of customer relationships and trade names related to our completed acquisitions.

Amortization of intangibles from acquisitions increased by $5.2 million to $13.0 million from $7.8 million for the years ended December 31, 2022 and 2021, respectively, primarily as a result of the Alaska Transaction which was completed on July 22, 2021.

We expect that amortization of intangibles from acquisitions will decrease as such costs continue to amortize.

Goodwill Impairment. During the year ended December 31, 2021, we recorded a $20.6 million impairment charge within out International Telecom segment. See Note 7 to the Consolidated Financial Statements in this report.

Loss on disposition of long-lived assets. During the year ended December 31, 2022, we recorded a loss on the disposition of long-lived assets of $4.4 million. Of this amount, $2.5 million was incurred in our US Telecom segment relating to the disposal of certain assets while $1.2 million was incurred in our International Telecom segment as a result of the disposal of certain assets. The remaining $0.7 million pertains to the final settlement of the Vibrant Transaction within our Renewable Energy segment.

During the year ended December 31, 2021, we recorded a loss on the disposition of long-lived assets of $2.8 million, primarily related to the Vibrant Transaction and the disposal of certain telecommunications licenses within the US Telecom segment.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances. Interest income was $0.2 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

Interest expense.   We incur interest expense on the 2019 CoBank Credit Facility, the Alaska Credit and Term Facilities (beginning in July 2021 and in conjunction with the completion of the Alaska Transaction), the Viya Debt, the One Communications Debt and the Receivables Credit Facility (each as defined below). Beginning in November 2022, and in conjunction with the Sacred Wind Transaction, interest expense includes interest expense on the Sacred Wind Term Debt. In addition, interest expense also includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense increased to $20.4 million from $9.6 million for the years ended December 31, 2022 and 2021, respectively, as additional interest expense was incurred as a result of a full year of our Alaska operations, which were acquired on July 22, 2021, and new borrowings under the 2019 CoBank Credit Facility, the Alaska Credit Facility and the Receivables Credit Facility as well as an increase in interest rates.

We expect that interest expense may increase in future periods as a result of increased interest rates and borrowings.

Other income (expenses).   For the year ended December 31, 2022, other income (expenses) was $4.3 million of income primarily related to $5.7 million of gains from our noncontrolling investments partially offset by $0.9 million of increased expenses associated with certain employee benefit plans and $0.9 million of losses on foreign currency transactions.

For the year ended December 31, 2021, other income (expenses) was $1.8 million of income primarily related to $2.8 million of income related to certain employee benefit plans and other miscellaneous income partially offset by $0.9 million relating to losses on foreign currency transactions.

Income taxes. Our effective tax rate for the years ended December 31, 2022 and 2021 was 5.9% and 8.3%, respectively.

Our effective tax rate for the year ended December 31, 2022 was primarily impacted by the following items: (i) a $4.1 million net increase of unrecognized tax positions, (ii) a $2.1 million net increase for permanently non-deductible expenses, (iii) a $2.1 million net increase related to valuation allowances placed on certain deferred tax assets and (iv) the mix of income generated among the jurisdictions in we operate along with the exclusion of losses in jurisdictions where valuation allowances have been established for deferred tax assets as required by ASC 740-270-30-36(a).

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

Net income attributable to noncontrolling interests, net of tax.  Net income attributable to noncontrolling interests, net of tax reflected an allocation of $1.9 million of losses and $1.3 million of income generated by our less than wholly owned subsidiaries for the years ended December 31, 2022 and 2021, respectively. Changes in net income attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income attributable to noncontrolling interests, net of tax decreased by $0.9 million, or 12.0%, to an allocation of $6.6 million of income from an allocation of $7.5 million of income for the years ended December 31, 2022 and 2021, respectively, primarily as a result of reduced profitability at certain less than wholly owned subsidiaries partially offset by an increase in our ownership and profitability in other international markets.

●	US Telecom. Within our US Telecom segment, net income attributable to noncontrolling interests, net of tax increased by $3.1 million, or 56.4%, to an allocation of losses of $8.6 million from an allocation of losses of $5.5 million for the years ended December 31, 2022 and 2021, respectively, as a result of the Alaska Transaction, which was completed on July 22, 2021, reduced profitability in certain less than wholly owned subsidiaries within our US Mobility operations and the impact of the Sacred Wind Transaction.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was a loss of $5.6 million for the year ended December 31, 2022 as compared to a loss of $22.1 million for the year ended December 31, 2021.

On a per diluted share basis, net income (loss) was a loss of $0.67 per diluted share for the year ended December 31, 2022 as compared to a loss of $1.52 per diluted share for the year ended December 31, 2021. Such per share amounts were negatively impacted by accrued preferred dividends of $4.9 million and $2.0 million.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.  For discussion of ongoing proceedings, see Note 11 to the Consolidated Financial Statements in this Report.

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

Total liquidity.  As of December 31, 2022, we had approximately $59.7 million in cash, cash equivalents, and restricted cash. Of this amount, $19.4 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $421.9 million of debt, net of unamortized deferred financing costs, as of December 31, 2022. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Uses of Cash

Acquisitions and investments.  We have historically funded our acquisitions with a combination of cash-on-hand, borrowings under our credit facilities as well as equity investor and seller financings.

Sacred Wind Transaction. On November 7, 2022, we assumed $31.6 million of debt in connection with the Sacred Wind Transaction. See Acquisition of Sacred Wind Enterprises.

Alaska Transaction. On July 22, 2021, Alaska Communications entered into a new debt financing in connection with the Alaska Transaction. See Acquisition of Alaska Communications System Group, Inc.

We continue to explore opportunities to expand our telecommunications business or acquire new businesses in the United States, the Caribbean and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or make such investments, such acquisitions may be completed through the issuance of shares of our capital stock, payment of cash or incurrence of additional debt. From time to time, we may raise capital ahead of any definitive use of proceeds to allow us to move more quickly and opportunistically if an attractive investment materializes.

Cash used in investing activities. Cash used in investing activities was $167.2 million and $426.6 million for the years ended December 31, 2022 and 2021, respectively. The net decrease in cash used for investing activities of $259.4 million was primarily the result of a decrease in the amount of cash used for acquisitions from $339.5 million used in 2021 for the Alaska Transaction to $18.0 million used in 2022 for the Sacred Wind Transaction. Other decreases included a $4.3 million reduction in cash used for the purchase of strategic investments. Partially offsetting these decreases in the usage of cash, was an increase in capital expenditures of $61.9 million.

Cash provided by financing activities. Cash provided by financing activities decreased by $278.3 million to $43.4 million from $321.7 million for the years ended December 31, 2022 and 2021, respectively. This decrease was primarily related to the reduction in borrowings, net of repayments under our credit facilities of $232.0 million and were primarily related to the Alaska and FirstNet Transactions. In addition, during 2021, $71.5 million of cash was provided by a minority shareholder in connection with the Alaska Transaction. These reductions in cash provided by financing activities were partially offset by the reductions in cash used for the repurchase of our common stock and the purchase of non-controlling interests (relating to our Bermuda operations) of $9.6 million and $8.4 million, respectively.

Working Capital.  Historically, we have internally funded our working capital needs. Pursuant to the FirstNet Agreement, AT&T has the option to repay construction costs, with interest, over an eight-year period. To fund the working capital needs created by AT&T’s option to extend its payment terms, we completed the Receivables Credit Facility, as discussed below, on March 26, 2020.

Capital expenditures.  Historically, a significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks and business support systems.

For the years ended December 31, 2022 and 2021, we spent approximately $168.0 million and $106.1 million, respectively, on capital expenditures relating to our telecommunications networks and business support systems of which

$7.9 million and $9.7 million, respectively, are reimbursable under various government programs. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Year ended December 31,	Telecom	Telecom	Other (1)	Consolidated
2022	$70,385	$96,589	$1,045	$168,019
2021	49,985	53,235	2,922	106,142
(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  For the year ended December 31, 2023, such investments are expected to total approximately $160 million to $170 million, net of reimbursable amounts, and will primarily relate to network expansion and upgrades which are expected to further drive subscriber and revenue growth in future periods.

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

Dividends.   For the year ended December 31, 2022, our Board of Directors declared $11.3 million of dividends to our stockholders which includes a $0.21 per share dividend declared on December 19, 2022 and paid on January 6, 2023. The $0.21 per share dividend declared on December 19, 2022 represents an increase from the $0.17 per share dividend declared in previous quarters. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We repurchased $0.9 million and $10.5 million of our common stock under the 2016 Repurchase Plan during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had $19.5 million authorized and available for share repurchases under the 2016 Repurchase Plan.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $102.9 million for the year ended December 31, 2022 as compared to $80.5 million for the year ended December 31, 2021.  The increase of $22.4 million was primarily related to an increase in net income of $13.2 million (which includes an increase in depreciation and amortization expenses of $37.6 million). Partially offsetting this increase was additional cash used for operating assets and liabilities of $8.4 million.

CoBank Credit Facility

On April 10, 2019, we entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (as amended, the “2019 CoBank Credit Facility”).  The 2019 CoBank Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $26.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of December 31, 2022.  The 2019 CoBank Credit Facility matures on April 10, 2024.

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

On November 7, 2022, we further amended the 2019 CoBank Credit Facility to allow for the incurrence of certain indebtedness related to payment guarantees in connection with its Replace and Remove project.

On December 28, 2022, we further amended the 2019 CoBank Credit Facility, effective November 7, 2022, to allow for certain transactions contemplated with our recently completed acquisition of Sacred Wind Enterprises, Inc.

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

As of December 31, 2022, we were in compliance with all of the financial covenants of the 2019 CoBank Credit Facility, had $99.0 million outstanding in borrowings and, net of the $26.0 million of outstanding performance letters of credit, had $75.0 million of availability under the 2019 CoBank Credit Facility. As of December 31, 2022, there were no outstanding interest rate hedge agreements associated with the 2019 CoBank Credit Facility.

Letter of Credit Facility

On November 14, 2022, we entered into General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of us and our subsidiaries. As of December 31, 2022, no Standby Letters of Credit had been issued under this agreement.

Alaska Credit Facility

On July 22, 2021, Alaska Communications entered into a Credit Agreement (the “Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a $35.0 million revolving facility (the “Alaska Revolving Facility”) and a $210.0 million initial term loan facility (the “Alaska Term Loan”).

On December 23, 2022, Alaska Communications entered into a First Amendment Agreement (the “ACS Amendment’). The ACS Amendment amends the Alaska Credit Facility to increase its Revolving Credit Commitment from $35.0 million to $75.0 million and Term Loan Commitment from $210 million to $230 million. As a part of the transaction, the Term Loan commitment was fully funded as the outstanding Revolving Credit Commitment balance was transferred. As a result, $75.0 million is available under the Revolving Credit Commitment as of December 31, 2022. Principal payments on the Term Loan commence in the fourth quarter of 2023.

In addition to the above changes, the amendment replaced the calculation of interest from an applicable margin applied to LIBOR with the same applicable margin applied to the Secured Overnight Financing Rate (“SOFR”) plus a 10-basis point adjustment.

As of December 31, 2022, $230.0 million was outstanding under the Alaska Term Loan and there were no outstanding borrowings under the Alaska Revolving Facility. Both facilities mature on July 22, 2026.

We capitalized $7.3 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $5.4 million were unamortized as of December 31, 2022.

The Alaska Credit Facility also provides for incremental facilities up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve-month Consolidated EBITDA (as defined in the Alaska Credit Facility).

The key terms and conditions of the Alaska Credit Facility include the following:

●	Amounts outstanding bear an interest rate of LIBOR, or a LIBOR replacement rate as applicable, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or an alternate base rate may be selected at a margin that is 1% lower than the counterpart LIBOR margin;

●	Principal repayments are due quarterly commencing in the fourth quarter of 2023 in quarterly amounts as follows: from the fourth quarter of 2023 through the third quarter of 2024, $1.4 million; and from the fourth quarter of 2024 through the third quarter of 2026, $2.9 million. The remaining unpaid balance is due on the final maturity date;

●	Alaska Communications is required to maintain financial ratios as defined in the Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1, stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1; and

●	The Alaska Credit Facility is non-recourse to us and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

Alaska Communication’s interest rate swap, which had been designated as a cash flow hedge with an interest rate of 1.6735%, expired on June 30, 2022. As of December 31, 2022, there are no outstanding interest rate hedge agreements associated with the Alaska Credit Facility.

Alaska Term Facility

On June 15, 2022, Alaska Communications Systems Holdings, the parent company of Alaska Communications, entered a secured lending arrangement with Bristol Bay Industrial, LLC. (the “Alaska Term Facility”).

The Alaska Term Facility provides for a secured delayed draw term loan in an aggregate principal amount of up to $7.5 million and the proceeds may be used to pay certain invoices from a contractor for work performed in connection with a fiber build. Interest on the Alaska Term Facility accrues at a fixed rate of 4.0% and is payable commencing on

December 31, 2022. Scheduled quarterly payments of principal commence on March 31, 2023. The Alaska Term Facility matures on June 30, 2024.

The Alaska Term Facility contains events of default customary for facilities of this type.

As of December 31, 2022, we had $7.5 million outstanding and no available borrowings under the Alaska Term Facility.

FirstNet Receivables Credit Facility

On March 26, 2020, Commnet Finance, a wholly owned subsidiary of Commnet Wireless, entered into a receivables credit facility with us, Commnet Wireless, and CoBank, ACB (the “Receivables Credit Facility”).

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

On December 23, 2022, CoBank amended the Receivables Credit Facility and extended the delayed draw period to December 31, 2023.

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

As of December 31, 2022, we had $46.2 million outstanding, of which $6.2 million was current, and $22.3 million of availability under the Receivables Credit Facility. We capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.6 million were unamortized as of December 31, 2022.

Sacred Wind Term Debt

In connection with the Sacred Wind acquisition completed on November 7, 2022, we assumed $31.6 million of term debt (the “Sacred Wind Term Debt”) with the United States of America acting through the Administrator of the Rural Utilities Service (“RUS”). The loan agreements are dated as of October 23, 2006 and March 17, 2016. RUS provides financial assistance in the form of loans under the Rural Electrification Act of 1936 to furnish or improve telecommunications and/or broadband services in rural areas.

The Sacred Wind Term Debt is secured by substantially all assets and an underlying mortgage to the United States of America. These mortgage notes are to be repaid in equal monthly installments covering principal and interest beginning after date of issue and expiring by 2035.

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind Enterprises was not in compliance with as of December 31, 2021. Sacred Wind Enterprises submitted a corrective action plan to comply with the financial covenant as of December 31, 2025. On May 5, 2022, Sacred Wind Enterprise’s corrective action plan was accepted by the RUS. As of December 31, 2022, we were in compliance with the plan.

As of December 31, 2022, $31.4 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.2 million was current and $28.2 million was long term.

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

As of December 31, 2022, $60.0 million of the Viya Debt remained outstanding and $0.3 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. We were in compliance with the Net Leverage Ratio as of December 31, 2022.

One Communications Debt

We had an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which matured and was repaid in full on December 22, 2022. This loan bore interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% per annum paid quarterly.

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

In addition, the 2019 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of December 31, 2022, we were in compliance with all of the financial covenants of the 2019 CoBank Credit Facility.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the years ended December 31, 2022 and 2021, we recorded $0.9 million in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

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

Material Cash Obligations and Sources

Capital Expenditures. We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  Such investments include the upgrade and expansion of both our mobility and fixed telecommunications networks as well as our service delivery platforms. For 2023, we expect capital expenditures to be approximately $160 million to $170 million (net of reimbursable amounts), and will primarily relate to network expansion and upgrades which are expected to further drive subscriber and revenue growth in future periods. We expect to fund our 2023 capital expenditures primarily from our current cash balances, cash generated from operations and our existing credit facilities including the Receivables Credit Facility.

Long-term Debt. To service our previously described debt facilities, we will be required to make future minimum principal repayments (not including interest, commitment fees or letter of credit fees) of $12.4 million in 2023 and then $121.9 million, $21.6 million, $280.3 million, $10.9 million during 2024 through 2027, respectively, and then $27.0 million in subsequent years.

Lease Commitments. We have operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. In order to comply with our lease agreements, we will be required to pay $20.8 million in 2023 and then $19.2 million, $15.8 million, $11.0 million and $8.6 million during 2024 through 2027, respectively, and then $79.1 million in subsequent years.

FirstNet Agreement. In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating area in the Western United States. We expect to incur construction costs of approximately $22 million during 2023 in order to complete the network build portion of that agreement. Following acceptance of the cell sites, AT&T will own the sites and we will assign to AT&T any third-party tower lease applicable to such cell site.  If the cell site is located on a communications tower we own, AT&T will pay us pursuant to a separate lease agreement for an initial term of eight years. In addition to building the network, we will provide ongoing equipment and site maintenance and high-capacity transport to and from these cell sites for an initial term ending in 2029.

Connect America Fund II (CAF II). We are a recipient under the Connect America Fund Phase II program which will offer subsidies to us in order to expand our broadband coverage in designated areas. In connection with this program, we are expecting to spend $12.5 million in capital expenditures during the year ended December 31, 2023 (which is included in our capital expenditure estimates for the US Telecom segment above) and then an additional $11.3 million during the years ended December 31, 2024 and 2025 in order to meet our build-out obligations under this program. We are not expecting any commitments under the CAFII program after 2025.

Rural Digital Opportunity Fund Phase I Auction (RDOF).  We participated in the RDOF auction and expect to receive funding to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under this program.  We do not anticipate any spending under the RDOF program during the year ended December 31, 2023, but anticipate spending approximately $2.0 million in capital expenditures during the year ended December 31, 2024 under this program.

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

Construction grants. We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is distributed upon completion of a project. As of December 31, 2022, $80.2 million of such construction obligations remain with completion deadlines beginning in July 2023 (which is included in our capital expenditure estimates for the US Telecom segment above). Once these projects are constructed, we are obligated to provide service to the participants.

Software licensing, maintenance and other business support systems. We have committed to agreements with vendors to provide us with software licensing and maintenance services as well as other business support systems. These agreements expire primarily during the year ended December 31, 2023 and will require us to pay approximately $7.1 million, $2.4 million and $1.8 million, $0.7 million and $0.7 million during the next five years and then $15.9 million thereafter.

Circuits and other transport costs. We expect to pay $28.7 million, $26.9 million, $33.2 million, $15.1 million and $15.0 million during the years ended December 31, 2023, 2024, 2025, 2026 and 2027, respectively, for circuit and other telecommunication transport costs. Thereafter, we are obligated to pay an additional $11.6 million for such services

Sources of Cash. In addition to future internally generated funds, as of December 31, 2022, we have $75.0 million, $22.3 million and $75.0 million available to us under the CoBank Credit Facility, the Receivables Credit Facility and the Alaska Revolving Facility, respectively, and may be able to raise funds in the capital markets by filing a “universal” shelf registration statement with the SEC.

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

We performed our annual impairment assessment of our goodwill and indefinite-lived intangible assets (telecommunications licenses) for the years ended December 31, 2022 and 2021. See Note 7 for a discussion of our impairment of a portion of our goodwill within our International Telecom segment during the year ended December 31, 2021. No impairment was recognized during the year ended December 31, 2022.

Contingencies. We are subject to proceedings, lawsuits, tax audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business as further described in Note 13 to the Consolidated Financial Statements included in this Report. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as the potential ranges of probable losses. A determination of the amount of loss accruals required, if any, for these contingencies is made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingency. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter.  We believe that some adverse outcome is probable and have accordingly accrued $14.7 million as of December 31, 2022 for these matters.

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

Interest Rate Sensitivity. As of December 31, 2022, we had $329.0 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 100-basis-point change in the interest rates on our variable rate debt would result in a $3.3 million change in our annual interest expense.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loans within our credit facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section to this Report. See “Item 15. Exhibits, Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Our assessment of the effectiveness of internal controls over financial reporting did not include the internal controls of

Sacred Wind Enterprises because it was acquired by the Company in a purchase business combination during 2022 and included in our 2022 consolidated financial statements.  Sacred Wind Enterprises, whose assets and revenues were excluded from our assessment of internal control over financial reporting, represent approximately 6% of total assets and less than 1% of total revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.  Based on its assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is contained in Part I of this Form 10-K under the caption “Information About Our Executive Officers”.

The following table sets forth information regarding our directors as of March 15, 2023:

Name	Age	Position
Michael T. Prior	58	Chairman, President, Chief Executive Officer, and Director
Bernard Bulkin	81	Director
James S. Eisenstein	64	Director
Richard J. Ganong	59	Director
April V. Henry	53	Director
Pamela F. Lenehan	70	Director
Liane J. Pelletier	65	Director

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

Non-Employee Directors

Dr. Bernard Bulkin was elected in March 2016 as a director of ATN International, Inc. (the “Company”) and is a member of our Nominating and Corporate Governance Committee and a member of our Audit Committee. Dr. Bulkin brings particular expertise in the field of renewable energy and is a shareholder director of the Company’s renewable energy business, Aragorn Holding Company 2 pte., operating under the “Vibrant” name in India. He held several senior management roles throughout his approximately twenty-year career at British Petroleum, including Director of the refining business, Vice President Environmental Affairs, and Chief Scientist, and left BP in 2003. He is currently a Director of K3Solar Ltd., VH-Global Sustainable Energy Opportunities Plc (LDN:GSEO) (Chairman), QLM Technology Ltd (Chairman) and ARQ Ltd. Dr. Bulkin has served on the boards of Severn Trent plc, Ludgate Investments Limited, HMN Colmworth Ltd., Chemrec AB and REAC Fuel AB, each a Swedish biofuel technology developer, and Ze-gen Corporation, a renewable energy company, and chaired the boards of two UK public companies: AEA Technology plc (from 2005 until 2009), and Pursuit Dynamics Plc (from 2011 until 2013). Dr. Bulkin served as Chair of the UK Office of Renewable Energy from 2010 until 2013, was a member of the FTSE Environmental Markets Advisory Committee (2010-2017) and has held several other UK government roles in sustainable energy and transport. He earned a B.S. in Chemistry from the Polytechnic Institute of Brooklyn and a Ph.D. in Physical Chemistry from Purdue University. Dr. Bulkin is Emeritus Professorial Fellow at the University of Cambridge and is the author of Crash Course (2015) and Solving Chemistry (2019).  He was awarded the Honour of Officer of the Order of the British Empire (OBE) in the 2017 New Year Honours List.

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

Pamela F. Lenehan has been a director of ours since June 2020 and is the Chair of our Audit Committee.  Ms. Lenehan spent more than 20 years in financial services. In June 2002, Ms. Lenehan founded Ridge Hill Consulting, LLC and has served as President since that time. Previously, she served as Chief Financial Officer of Convergent Networks, a high technology start-up and was Senior Vice President, Corporate Development and Treasurer of Oak Industries, a NYSE-listed manufacturer of telecommunications components. She also previously served as a Managing Director in Investment Banking for 14 years at Credit Suisse First Boston and started her career in corporate banking at Chase Manhattan Bank. Ms. Lenehan is also currently a director and chair of the audit committee of Rithm Capital, a director of the Center for Women & Enterprise, the National Association of Corporate Directors New England Chapter, and is co-chair of the Boston Chapter of Women Corporate Directors. Ms. Lenehan previously served on the boards of Monotype Imaging, Civitas Solutions, American Superconductor, Spartech Corporation and Avid Technology. Ms. Lenehan has a B.A. in Mathematical Economics, Cum Laude and with Honors, and a M.A. in Economics from Brown University. Ms. Lenehan holds a NACD Directorship Certification from the National Association of Corporate Directors.

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

Additional information required by this Item 10 will be set forth in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) and is incorporated herein by reference.

Information regarding our Code of Ethics applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this Report under the caption “Business—Available Information.”

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be set forth in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be set forth in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be set forth in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be set forth in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item 15.
(2)	Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2020, 2021, and 2022 which appears on page F-59 hereof.
(3)	Exhibits. The exhibits listed below are filed herewith in response to this Item 15.

EXHIBIT INDEX

to Form 10-K for the Year Ended December 31, 2022

2.1

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

3.4		Amended and Restated By-Laws, effective as of March 8, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on March 14, 2023).
4.1

Description of ATN International, Inc. securities registered pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10 K (File No. 001 12593) for the year ended December 31, 2019 filed on March 2, 2020).

10.1	ⱡ

ATN International, Inc. 2008 Equity Incentive Plan, as amended and restated (incorporated by reference to Appendix C of the Definitive Proxy Statement on Schedule 14A (File No. 001-12593) filed on May 2, 2011).

10.2	ⱡ

Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2008 Equity Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).

10.3	ⱡ

Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001- 12593) filed on May 21, 2008).

10.4	ⱡ

Form of Notice of Grant of Incentive Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001- 12593) filed on May 21, 2008).

10.5	ⱡ

Form of Notice of Grant of Nonqualified Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001- 12593) filed on May 21, 2008).

10.6	ⱡ

Deferred Compensation Plan for Select Employees of ATN International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on January 6, 2009).

10.7	ⱡ

Form of Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on May 9, 2018).

10.8	ⱡ

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on March 15, 2021).

10.9	ⱡ

Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on March 15, 2021).

10.10	ⱡ	Form of Severance Agreement with Non-CEO Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on March 19, 2019).
10.11	ⱡ*	Form of Severance Agreement with Non-CEO Executive Officers.
10.12	ⱡ*	Form of Severance Agreement with Chief Executive Officer.
10.13

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

10.14

Amendment, Consent and Confirmation Agreement, dated January 11, 2016, by and among ATN International, Inc., as Borrower, CoBank, ACB, as Administrative Agent, and the Guarantors and other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on January 15, 2016).

10.15

Third Amendment and Confirmation Agreement dated as of April 10, 2019 by and among the Company, as Borrower, CoBank, ACB, as Administrative Agent, the Guarantors named therein and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on April 16, 2019).

10.16

Fourth Amendment, Consent and Confirmation Agreement, dated November 7, 2022, among ATN International, Inc., each of the Guarantors named therein, CoBank, ACB, and each of the Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001 12593) filed on November 9, 2022).

10.17

Amendment Agreement, dated as of December 28, 2022 , among, ATN International, Inc., as Borrower, CoBank, ACB, as Administrative Agent, and the Lenders and Guarantors party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on December 30, 2022).

10.18

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

10.19

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

10.20

Amendment and Confirmation Agreement, effective as of December 22, 2022 , among Commnet Finance, LLC, as Borrower, Commnet Wireless, LLC, as Originator and Servicer, ATN International, Inc., as Limited Guarantor, CoBank, ACB, as Administrative Agent, Lead Arranger, and Sole Bookrunner, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on December 30, 2022).

10.21

Agreement between the Government of the Co-Operative Republic of Guyana and Atlantic Tele- Network, Inc., dated June 18, 1990 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended March 31, 2006 filed on May 15, 2006).

10.22

Amendment to the Agreement between the Government of the Co-Operative Republic of Guyana and ATN International, Inc., dated November 2, 2012 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2012 filed on March 18, 2013).

10.23

Loan Agreement, dated as of July 1, 2016, by and among ATN VI Holdings, LLC, Caribbean Asset Holdings LLC, and Rural Telephone Finance Cooperative (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended June 30, 2016 filed on August 9, 2016).

10.24

Limited Waiver of Net Leverage Ratio dated as of February 27, 2018, between ATN VI Holdings, LLC and the Rural Telephone Finance Cooperative (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-12593) filed on February 28, 2018).

10.25

Limited Waiver of Net Leverage Ratio dated as of February 25, 2019, between ATN VI Holdings, LLC and the Rural Telephone Finance Cooperative (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-12593) filed on February 28, 2019)

10.26

Limited Waiver of Net Leverage Ratio dated as of February 26, 2020, between ATN VI Holdings, LLC and the Rural Telephone Finance Cooperative (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2019 filed on March 2, 2020).

10.27

Limited Waiver of Net Leverage Ratio dated as of February 25, 2021, between ATN VI Holdings, LLC and the Rural Telephone Finance Cooperative (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001 12593) filed on March 1, 2021).

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

10.30

Amendment to Loan Agreement dated May 5, 2022 between ATN VI Holdings, LLC and Rural Telephone Finance Cooperative (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file No. 001-12593) for the quarterly period ended March 31, 2022 filed on May 10, 2022).

10.31	#

Network Build and Maintenance Agreement, dated as of July 31, 2019, by and between Commnet Wireless, LLC, a wholly owned subsidiary of ATN International, Inc., and AT&T Mobility LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended September 30, 2019 filed on November 8, 2019).

10.32	#

First Amendment to Network Build and Maintenance Agreement dated as of 6th day of August, 2020 and effective as of the 1st day of July, 2020 by and between Commnet Wireless, LLC and AT&T Mobility LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on November 4, 2020).

10.33	#

Second Amendment to Network Build and Maintenance Agreement dated as of the 4th day of May, 2021 and effective as of the 1st day of January, 2021 by and between Commnet Wireless, LLC and AT&T Mobility LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on May 10, 2021).

10.34	#

Third Amendment to Network Build and Maintenance Agreement dated as of the 4th day of August, 2022 and effective as of the 1st day of January, 2022 by and between Commnet Wireless, LLC and AT&T Mobility LLC , incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file No. 001-12593) for the quarterly period ended June 30, 2022 filed on August 8, 2022.

10.35	#

Amended and Restated Limited Liability Company Agreement of ALSK Holdings, dated as of July 21, 2021 by and among ALSK Holdings, the Company, F3C IV, certain affiliates of F3C IV, and certain other institutional investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on July 22, 2021).

10.36

Credit Agreement, dated as of July 22, 2021, by and among the Borrower, Parent and certain of the Parent’s direct and indirect subsidiaries, as guarantors, Fifth Third Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on July 22, 2021).

10.37

First Amendment Agreement, dated as of December 23, 2022 , among Alaska Communications Systems Group, Inc., Alaska Management, Inc., the other Guarantors identified on the signature pages thereto, the Lenders party thereto, and Fifth Third Bank, National Association, as Administrative Agent, an L/C Issuer and Swing Line Lender and Bank of the West, as an L/C Issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on December 30, 2022).

21	*	Subsidiaries of ATN International, Inc.
23.1	*	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.
31.1	**	Certification of Principal Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of Principal Financial Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101).

ⱡ	Management contract or compensatory plan or arrangement.
*	Filed herewith.

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

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on the 15th day of March, 2023.

ATN International, Inc.
By:	/s/ Michael T. Prior

Michael T. Prior
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2023.

Signature	Title
/s/ Michael T. Prior	Chairman, President and Chief Executive Officer
Michael T. Prior	(Principal Executive Officer)

/s/ Justin D. Benincasa	Chief Financial Officer
Justin D. Benincasa	(Principal Financial and Accounting Officer)

/s/ Bernard J. Bulkin	Director
Bernard J. Bulkin

/s/ James S. Eisenstein	Director
James S. Eisenstein

/s/ Richard J. Ganong	Director
Richard J. Ganong

/s/ APRIL V. HENRY	Director
April V. Henry

/s/ Pamela F. Lenehan	Director
Pamela F. Lenehan

/s/ Liane J. Pelletier	Director
Liane J. Pelletier

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

December 31, 2022, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ATN International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ATN International, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Sacred Wind Enterprises, Inc. from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Sacred Wind Enterprises, Inc. from our audit of internal control over financial reporting. Sacred Wind Enterprises, Inc. is a subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 6% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Goodwill impairment assessment for a certain reporting unit in the US Telecom segment

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $40.1 million as of December 31, 2022. The goodwill balance associated with the US Telecom segment was $35.3 million, and a majority of the US Telecom segment’s goodwill is associated with a certain reporting unit. Management assesses goodwill for impairment on an annual basis in the fourth quarter or more frequently when events or circumstances occur indicating that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit an impairment charge is recorded equal to the excess, but not more than the total amount of goodwill allocated to the reporting unit. For its annual impairment analysis, as of October 1, 2022, the Company performed a quantitative analysis for the goodwill held in its US Telecom segment, and the quantitative analysis indicated that the fair value of the reporting unit exceeded its carrying value. Management determined the fair value of the reporting unit using the income approach. The income approach is based on a discounted cash flow model. The discounted cash flow model requires the exercise of significant judgment, including judgments and assumptions about appropriate discount rates and revenue growth.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for a certain reporting unit in the US Telecom segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation for a certain reporting unit in the US Telecom segment. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of significant assumptions used by management related to revenue growth and the discount rate. Evaluating the reasonableness of management’s significant assumptions related to revenue growth involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 15, 2023

We have served as the Company’s auditor since 2002.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(In Thousands, Except Share Data)

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$54,660	$79,601
Restricted cash	5,068	1,096
Short-term investments	300	300
Accounts receivable, net of allowances for credit losses of $15.2 million and $13.9 million, respectively	86,816	73,701
Customer receivable	5,803	4,145
Inventory, materials and supplies	17,902	10,177
Prepayments and other current assets	59,139	63,597
Total current assets	229,688	232,617
Fixed Assets:
Property, plant and equipment	1,977,978	1,748,092
Less accumulated depreciation	(922,024)	(804,883)
Net fixed assets	1,055,954	943,209
Telecommunication licenses, net	113,698	113,766
Goodwill	40,104	40,104
Intangible assets, net	31,992	44,294
Operating lease right-of-use assets	108,702	118,843
Customer receivable - long term	46,706	39,652
Other assets	81,025	76,119
Total assets	$1,707,869	$1,608,604
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,173	$4,665
Current portion of customer receivable credit facility	6,073	4,620
Accounts payable and accrued liabilities	155,224	151,463
Dividends payable	3,310	2,672
Accrued taxes	7,335	5,681
Current portion of lease liabilities	15,457	16,201
Advance payments and deposits	39,608	35,642
Total current liabilities	233,180	220,944
Deferred income taxes	28,650	21,460
Lease liabilities, excluding current portion	83,319	91,719
Other liabilities	138,420	142,033
Customer receivable credit facility, net of current portion	39,275	30,148
Long-term debt, excluding current portion	415,727	327,111
Total liabilities	938,571	833,415
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	55,152	50,296
Common redeemable noncontrolling interests	37,317	22,640
Total redeemable noncontrolling interests	92,469	72,936
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,584,057 and 17,476,542 shares issued, respectively, 15,763,341 and 15,712,941 shares outstanding, respectively	173	172
Treasury stock, at cost; 1,820,716 and 1,763,601 shares, respectively	(73,825)	(71,714)
Additional paid-in capital	198,449	192,132
Retained earnings	449,806	475,887
Accumulated other comprehensive income	6,210	4,773
Total ATN International, Inc. stockholders’ equity	580,813	601,250
Noncontrolling interests	96,016	101,003
Total equity	676,829	702,253
Total liabilities, redeemable noncontrolling interests and equity	$1,707,869	$1,608,604

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31, 2022, 2021 and 2020

(In Thousands, Except Per Share Data)

	December 31,
	2022	2021	2020
REVENUE:
Communication services	$692,221	$549,620	$433,509
Construction	15,762	35,889	10,913
Other	17,762	17,198	11,022
Total revenue	725,745	602,707	455,444
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	312,895	249,322	185,113
Cost of construction revenue	15,763	36,055	10,616
Selling, general and administrative	231,805	188,283	139,011
Transaction-related charges	4,798	10,221	1,641
Depreciation and amortization	135,137	102,731	86,504
Amortization of intangibles from acquisitions	13,016	7,775	1,807
Goodwill impairment	—	20,587	—
Loss on disposition of long-lived assets	4,389	2,759	21,572
Total operating expenses	717,803	617,733	446,264
Income (loss) from operations	7,942	(15,026)	9,180
OTHER INCOME (EXPENSE)
Interest income	174	132	421
Interest expense	(20,417)	(9,614)	(5,347)
Other income	4,245	1,821	(4,161)
Other expense	(15,998)	(7,661)	(9,087)
INCOME (LOSS) BEFORE INCOME TAXES	(8,056)	(22,687)	93
Income tax (benefit) expense	(473)	(1,878)	801
NET LOSS	(7,583)	(20,809)	(708)
Net (income) loss attributable to noncontrolling interests, net of tax expense (benefit) of $(0.8) million, $(0.4) million, and $1.1 million respectively	1,938	(1,299)	(13,414)
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(5,645)	$(22,108)	$(14,122)
NET LOSS PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(0.67)	$(1.52)	$(0.89)
Diluted	$(0.67)	$(1.52)	$(0.89)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,751	15,867	15,923
Diluted	15,751	15,867	15,923
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.72	$0.68	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2022, 2021, and 2020

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(7,583)	$(20,809)	$(708)
Other comprehensive income (loss):
Foreign currency translation adjustment net of tax expense of $(0.2) million, $0.4 million, and $0 respectively	(1,385)	(689)	37
Projected pension and postretirement benefit obligations, net of tax expense of $(0.2) million, $(0.1) million and $0.1 million, respectively	2,428	5,014	(2,412)
Reclassification of loss on pension settlement, net of $(0.8) million of tax	915	—	—
Reclassification of foreign currency (gains) losses on assets sold and held for sale, net of tax expense of $0.2 million, $0 and $0	(500)	—	6,036
Unrealized gain (loss) on derivatives	(21)	170	(101)
Other comprehensive income, net of tax	1,437	4,495	3,560
Comprehensive income (loss)	(6,146)	(16,314)	2,852
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,938	(1,299)	(13,414)
Comprehensive loss attributable to ATN International, Inc.	$(4,208)	$(17,613)	$(10,562)

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2022, 2021 and 2020

(In Thousands, Except Share Data)

	Total Redeemable Noncontrolling Interests			Total Equity
	Redeemable	Redeemable	Total		Treasury	Additional		Redeemable	Other	ATNI	Non-
	Preferred	Common	Redeemable	Common	Stock,	Paid In	Retained	Common	Comprehensive	Stockholders’	Controlling	Total
	Units	Units	Noncontrolling Interests	Stock	at cost	Capital	Earnings	Units	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2021	$50,296	$22,640	$72,936	$172	$(71,714)	$192,132	$475,887	$—	$4,773	$601,250	$101,003	$702,253
Issuance of 591 common units	—	14,760	14,760	—	—	—	—	—	—	—	—	—
Issuance of 107,515 common units	—	—	—	1	—		—	—	—	1	—	1
Purchase of 57,115 shares of common stock	—	—	—	—	(2,111)	—	—	—	—	(2,111)	—	(2,111)
Stock-based compensation	—	—	—	—	—	6,779	—	—	—	6,779	572	7,351
Dividends declared on common stock ($0.72 per common share)	—	—	—	—	—	—	(11,346)	—	—	(11,346)	(3,531)	(14,877)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	—	—	—	—	22	22
Repurchase of noncontrolling interests	—	—	—	—	—	(462)	—	—	—	(462)	(4,429)	(4,891)
Accrued dividend - redeemable preferred units	4,856	—	4,856	—	—	—	(4,856)	—	—	(4,856)	—	(4,856)
Deemed dividend - redeemable common units	—	4,234	4,234	—	—	—	(4,234)	4,317	—	83	—	83
Comprehensive income:
Net income (loss)	—	(4,317)	(4,317)	—	—	—	(5,645)	(4,317)	—	(9,962)	2,379	(7,583)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	1,437	1,437	—	1,437
Total comprehensive income	—	(4,317)	(4,317)	—	—	—	(5,645)	(4,317)	1,437	(8,525)	2,379	(6,146)
Balance, December 31, 2022	$55,152	$37,317	$92,469	$173	$(73,825)	$198,449	$449,806	$—	$6,210	$580,813	$96,016	$676,829

Balance, December 31, 2020	$—	$—	$—	$172	$(59,456)	$187,754	$516,901	$—	$278	$645,649	$108,687	$754,336
Issuance of 48,334 preferred units	48,334	—	48,334	—	—	—	—	—	—	—	—	—
Issuance of 23,199 common units	—	22,640	22,640	—	—	—	—	—	—	—	—	—
Purchase of 139,784 shares of common stock	—	—	—	—	(12,258)	—	—	—	—	(12,258)	—	(12,258)
Stock-based compensation	—	—	—	—	—	6,182	—	—	—	6,182	334	6,516
Exercise of stock options	—	—	—	—	—	383	—	—	—	383	—	383
Noncontrolling interest in equity acquired	—	—	—	—	—	—	—	—	—	—	796	796
Dividends declared on common stock ($0.68 per common share)	—	—	—	—	—	—	(10,780)	—	—	(10,780)	(5,468)	(16,248)
Accrued dividend on redeemable preferred	1,962	—	1,962	—	—	—	(1,962)	—	—	(1,962)	—	(1,962)
Repurchase of noncontrolling interests	—	—	—	—	—	(2,187)	—	—	—	(2,187)	(10,809)	(12,996)
Deemed dividend - redeemable common units	—	6,164	6,164	—	—	—	(6,164)	6,164	—	—	—	—
Comprehensive income:
Net income (loss)	—	(6,164)	(6,164)	—	—	—	(22,108)	(6,164)	—	(28,272)	7,463	(20,809)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	4,495	4,495	—	4,495
Total comprehensive income	—	(6,164)	(6,164)	—	—	—	(22,108)	(6,164)	4,495	(23,777)	7,463	(16,314)
Balance, December 31, 2021	$50,296	$22,640	$72,936	$172	$(71,714)	$192,132	$475,887	$—	$4,773	$601,250	$101,003	$702,253

Balance, December 31, 2019	$—	$—	$—	$172	$(51,129)	$188,471	$541,890	$—	$(3,282)	$676,122	$129,961	$806,083
Purchase of 161,500 shares of common stock	—	—	—	—	(8,327)	—	—	—	—	(8,327)	—	(8,327)
Investments made by minority shareholders	—	—	—	—	—	(1,300)	—	—	—	(1,300)	1,300	—
Stock-based compensation	—	—	—	—	—	5,603	—	—	—	5,603	309	5,912
Dividends declared on common stock ($0.68 per common share)	—	—	—	—	—	—	(10,867)	—	—	(10,867)	—	(10,867)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(12,378)	(12,378)
Repurchase of noncontrolling interests	—	—	—	—	—	(5,020)	—	—	—	(5,020)	(23,919)	(28,939)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(14,122)	—	—	(14,122)	13,414	(708)
Other comprehensive loss	—	—	—	—	—	—	—	—	3,560	3,560	—	3,560
Total comprehensive income	—	—	—	—	—	—	(14,122)	—	3,560	(10,562)	13,414	2,852
Balance, December 31, 2020	$—	$—	$—	$172	$(59,456)	$187,754	$516,901	$—	$278	$645,649	$108,687	$754,336

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022, 2021 and 2020

(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$(7,583)	$(20,809)	$(708)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	135,137	102,731	86,504
Amortization of acquisition intangibles	13,016	7,775	1,807
Provision for doubtful accounts	6,693	4,850	5,010
Amortization of debt discount and debt issuance costs	2,014	1,275	530
Loss on disposition of long-lived assets	4,387	2,759	21,572
Stock-based compensation	7,406	6,581	5,912
Deferred income taxes	(7,452)	(6,612)	(7,317)
(Gain) loss on equity investments	(5,656)	86	3,427
Loss on pension settlement	1,725	—	—
Goodwill impairment	—	20,587	—
Unrealized gain on foreign currency	—	(81)	357
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(10,385)	(4,900)	(17,774)
Customer receivable	(8,713)	(32,955)	—
Prepaid income taxes	6,206	84	2,218
Accrued taxes	2,981	(3,953)	799
Materials and supplies, prepayments, and other current assets	(15,525)	(5,297)	(18,624)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(125)	11,681	12,597
Other assets	(9,979)	(226)	(8,790)
Other liabilities	(11,235)	(3,028)	(1,236)
Net cash provided by operating activities	102,912	80,548	86,284
Cash flows from investing activities:
Capital expenditures	(160,114)	(96,442)	(60,358)
Government capital programs
Amounts disbursed	(7,905)	(9,700)	(14,965)
Amounts received	2,853	7,517	16,316
Purchases of strategic investments	(2,750)	(6,399)	(2,768)
Sale of businesses, net of transferred cash of $0 and $0.9 million, respectively	1,835	18,597	—
Acquisition of business net of cash acquired of $9.4 million and $11.9 million, respectively	(18,044)	(340,152)	—
Spectrum deposit refund	1,136	—	—
Proceeds from strategic investments	15,745	—	11,969
Purchase of spectrum; including deposits	(1,068)	—	(20,396)
Purchase of short-term investments	—	—	(116)
Proceeds from sale of assets	1,067	—	120
Net cash used in investing activities	(167,245)	(426,579)	(70,198)
Cash flows from financing activities:
Dividends paid on common stock	(10,708)	(10,813)	(10,891)
Distributions to noncontrolling interests	(3,531)	(7,468)	(10,368)
Payment of debt issuance costs	(873)	(6,568)	(1,096)
Finance lease payment	(1,069)	—	—
Term loan - repayments	(5,222)	(8,758)	(13,751)
Term loan - borrowings	20,000	210,000	—
Revolving credit facility – borrowings	115,250	97,000	—
Revolving credit facility – repayments	(72,250)	(33,500)	—
Proceeds from mezzanine equity	—	71,533	—
Proceeds from customer receivable credit facility	15,425	37,321	—
Repayment of customer receivable credit facility	(4,960)	(1,828)	—
Purchases of common stock – stock- based compensation	(1,169)	(1,713)	(1,733)
Purchases of common stock – share repurchase plan	(942)	(10,546)	(6,589)
Proceeds from exercise of stock options	—	383	—
Investments made by minority shareholders in consolidated affiliates	22	—	—
Repurchases of noncontrolling interests	(4,891)	(13,312)	(28,939)
Contingent consideration paid for business acquisition	(1,718)	—	—
Net cash provided by (used in) financing activities	43,364	321,731	(73,367)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(80)
Net change in cash, cash equivalents, and restricted cash	(20,969)	(24,300)	(57,361)
Total cash, cash equivalents, and restricted cash, beginning of period	80,697	104,997	162,358
Total cash, cash equivalents, and restricted cash, end of period	$59,728	$80,697	$104,997
Supplemental cash flow information:
Interest paid	$19,924	$8,231	$4,829
Taxes paid	$3,241	$3,969	$6,117
Dividends declared, not paid	$3,310	$2,672	$2,703
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$27,811	$22,093	$21,746

The accompanying notes are an integral part of these consolidated financial statements.

1. ORGANIZATION AND BUSINESS OPERATIONS

The Company provides digital infrastructure and communications services in the United States and internationally, including in the Caribbean region, with a focus on smaller markets, many of which are rural or remote, with a growing demand for infrastructure investments, Through its operating subsidiaries, it  primarily provides: (i) carrier and enterprise communications services, such as terrestrial and submarine fiber optic transport, and communications tower facilities; and (ii) fixed and mobile telecommunications connectivity to residential, business and government customers, including a range of high-speed internet and data services, fixed and mobile wireless solutions, and video and voice services.

At the holding company level, the Company oversees the allocation of capital within and among its subsidiaries, affiliates, new investments, and stockholders. The Company has developed significant operational expertise and resources that it uses to augment the capabilities of its individual operating subsidiaries in its local markets. The Company has built a platform of resources and expertise to support its operating subsidiaries and to improve their quality of service with greater economies of scale and expertise than would typically be available at the operating subsidiary level. The Company provides management, technical, financial, regulatory, and marketing services to its operating subsidiaries and typically receive a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. The Company also actively evaluates potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, and generally look for those that it believes fit the Company’s profile of telecommunications businesses and have the potential to complement its “glass and steel” and “first to fiber” approach in markets while generating steady excess cash flows over extended periods of time. The Company uses the cash generated from its operations to re-invest in organic growth in its existing businesses, to make strategic investments in additional businesses, and to return cash to its investors through dividends or stock repurchases.

As of December 31, 2022, the Company offered the following types of services to its customers:

●	Mobility Telecommunications Services. The Company offers mobile communications services over its wireless networks and related equipment (such as handsets) to both its business and consumer customers.

●	Fixed Telecommunications Services. The Company provides fixed data and voice telecommunications services to business and consumer customers. These services include consumer broadband and high speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. The Company delivers services to other telecommunications providers such as the leasing of critical network infrastructure, tower and transport facilities, wholesale roaming, site maintenance and international long-distance services.

●	Managed Services. The Company provides information technology services such as network, application, infrastructure and hosting services to both its business and consumer customers to complement its fixed services in its existing markets.

Through December 31, 2022, the Company had identified two operating segments to manage and review its operations and to facilitate investor presentations of the Company’s results. These operating segments are as follows:

●	International Telecom. In the Company’s international markets, it offers fixed services, services mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the United States, the Company offers fixed services, carrier services, and managed services to business and consumer customers in Alaska and the western United States. As of December 31, 2022, the Company discontinued providing private network services to retail customers in the western United States.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served as of December 31, 2022:

Segment	Services	Markets	Tradenames
International Telecom	Mobility Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya
	Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT, Viya
US Telecom	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos
	Carrier Services	United States	Alaska Communications, Commnet, Essextel, Sacred Wind Communications
	Managed Services	United States	Alaska Communications, Choice

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

Certain reclassifications have been made to the December 31, 2020 financial statements to conform to the December 31, 2021 and 2022 presentation. Such reclassifications include the disaggregation of revenue and costs of revenue to separately reflect Construction Revenue and the related Cost of Construction Revenue on the Company’s income statement. On the balance sheet, amounts due to the Company under the FirstNet Agreement have been segregated as Customer Receivable (within both the current and long-term asset sections of the balance sheet) and Customer Relationships, net are now included with Trade Names, net within Intangible assets, net.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less at date of purchase to be cash equivalents. The Company places its cash and temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2022, the Company had $17.9 million of its cash on deposit with noninsured institutions such as corporate money market issuers and cash held in foreign banks. The Company’s cash and cash equivalents are not subject to any restrictions (see Note 8). As of December 31, 2022 and 2021, the Company held $4.9 million and $5.5 million, respectively, of its cash in Guyana dollars. While there are risks associated with the conversion of Guyana dollars to US dollars due to limited liquidity in the Guyana foreign currency markets, to date it has not prevented the Company from converting Guyana dollars into US dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

Restricted Cash

The Company classifies cash that is legally restricted as to withdrawal or usage as restricted cash. Restricted cash as of December 31, 2022 and December 31, 2021 primarily relates to cash that is restricted for regulatory purposes.

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

The Company did not record any fixed asset impairments for the years ended December 31, 2022, 2021 or 2020.

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

The Company performed its annual impairment assessment of its goodwill and indefinite-lived intangible assets (telecommunications licenses) for the years ended December 31, 2022 and 2021. See Note 7 for a discussion of the Company’s impairment of a portion of its goodwill within its International Telecom segment during the year ended December 31, 2021.

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

Debt

Debt is measured at amortized cost. Debt issuance costs are recorded as a reduction to the carrying value of the debt and are amortized as interest expense in the consolidated income statements over the period of the debt. Except for interest costs incurred for the construction of a qualifying asset which are capitalized during the period the assets are prepared for their intended use, interest costs are expensed.

Redeemable Noncontrolling Interests

The redeemable noncontrolling interests in the accompanying consolidated balance sheets reflect common and preferred units issued in conjunction with the Company’s acquisition of Alaska Communication and common units issued in conjunction with the Company’s acquisition of Sacred Wind.  (Refer to Note 5).  Generally, the holders of these instruments have the ability to sell the instrument to a subsidiary of the Company in a future period. The common redeemable noncontrolling interests are recorded at the greater of historical cost or fair value.  Historical cost is calculated as the original investment adjusted for subsequent capital contributions and distributions as well as the applicable share of earnings or losses. The fair value is calculated using a market approach and level 3 inputs. If the historical cost is more than the fair value at the end of the reporting period no adjustment is recorded, if the fair value is greater than the historical cost the value of the instrument is increased to the fair value with the offsetting amount recorded to retained earnings. The preferred redeemable noncontrolling interests are recorded at cost plus accrued dividends.

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

Changes in Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), by component, were as follows (in thousands):

	Projected
	Pension and
	Postretirement Benefit	Translation
	Obligations	Adjustment	Other	Total

Balance at December 31, 2019	$1,842	$(5,076)	$(48)	$(3,282)
Unrecognized actuarial loss, net of tax of $0.1 million	(2,412)	—	—	(2,412)
Foreign currency translation adjustment	—	37	—	37
Interest rate swap	—	—	(101)	(101)
Reclassification of foreign currency losses on assets held for sale	—	6,036	—	6,036
Balance at December 31, 2020	(570)	997	(149)	278
Unrecognized actuarial gain, net of tax of $(0.1) million	5,014	—	—	5,014
Foreign currency translation adjustment	—	(689)	—	(689)
Interest rate swap	—	—	170	170
Balance at December 31, 2021	4,444	308	21	4,773
Unrecognized actuarial gain, net of tax of $(0.2) million	2,428	—	—	2,428
Pension settlement, net of tax of $(0.8) million	915	—	—	915
Reclassification of foreign currency losses on investments sold, net of tax of $0.2 million	—	(500)	—	(500)
Foreign currency translation adjustment	—	(1,385)	—	(1,385)
Interest rate swap	—	—	(21)	(21)
Balance at December 31, 2022	$7,787	$(1,577)	$—	$6,210

Amounts reclassified from accumulated other comprehensive income to net income for pension and other postretirement benefits plans were $0.9 million, $(34) thousand, and $(100) thousand for the year ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively. Additionally, $(0.5) million and $6.0 million was reclassified from accumulated other comprehensive income to net income as a result of the foreign currency translation adjustments losses on assets sold during the years ended December 31, 2022 and 2020.

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

The Company’s Mobility, Carrier Services, and Fixed communications contracts occasionally include promotional discounts such as free service periods or discounted products. If a contract contains a substantive termination penalty, the transaction price is allocated to the performance obligations based on a standalone selling price resulting in accelerated revenue recognition and the establishment of a contract asset that will be recognized over the life of the contract. If a contract includes a promotional discount but no substantive termination penalty, the discount is recorded in the promotional period and no contract asset is established. The Company’s customers also have the option to purchase additional telecommunication services. Generally, these options are not performance obligations and are excluded from the transaction price because they do not provide the customers with a material right.

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized. Retail revenue for postpaid customers is generally billed one month in advance and recognized over the period that the corresponding service is rendered to customers. To the extent the service is not provided by the reporting date the amount is recognized as a contract liability. Prepaid service, including mobile voice and data services, sold to customers is recorded as deferred revenue prior to the commencement of services. The Company also records deferred revenue associated with prepaid service agreements to provide data capacity to customers. For these service agreements, a contract liability is established and recognized as revenue on a straight-line basis over the life of the agreement. The current portion of contract liabilities is recorded in advanced payments and deposits and the noncurrent portion is included in other liabilities on the Company’s balance sheets.

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

Operating Expenses

Cost of communication services and other. Cost of communication services and other are charges that the Company incurs for voice and data transport circuits (in particular, the circuits between its Mobility sites) and its switches, internet capacity, video programming costs, access fees it pays to terminate its calls, telecommunication spectrum fees and direct costs associated within its Managed Services business. Cost of communication services also include expenses associated with developing, operating, upgrading and supporting the Company’s telecommunications networks, including the salaries and benefits paid to employees directly involved in the development and operation of those businesses, as well as credit loss allowances and the cost of handsets and customer resale equipment incurred by its retail businesses.

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

Accounting for Grants

In 2021, the Company adopted Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which required entities to make specific annual disclosures about transactions with a government. The Company receives funding from the US Government and its agencies under stimulus, the Universal Service Fund (“USF”), the Secure and Trusted Communications Networks Reimbursement Program, and other programs. These funding programs are generally designed to fund telecommunications operations and infrastructure expansion into rural or underserved areas. The funding programs are evaluated to determine if they represent funding related to revenue, capital expenditures or operating activities. Funding for revenue and operating activities are recorded as revenue or contra expense in the Company’s consolidated income statement as the services are provided. Funding for capital expenditures is recorded as a reduction to property, plant and equipment on the Company’s consolidated balance sheets and a future reduction in depreciation expense in the consolidated income statements. Government funding related to revenue and operations are recorded as operating cash inflows and grants for capital expenditures are recorded as investing cash inflows.

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

Credit Concentrations and Significant Customers

Historically, the Company has been dependent on a limited number of customers for its wholesale roaming business. For the years ended December 31, 2022 and 2021, no individual customer accounted for more than 10% of consolidated revenue in that year. For the year ended December 31, 2020, one customer accounted for 10% of the Company’s consolidated revenue.

As of December 31, 2022, two customer accounted for more than 10% of the Company’s consolidated accounts receivable. As of December 31, 2021, no customers accounted for more than 10% of the Company’s consolidated accounts receivable.

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

Employee Benefit Plans

Pension and Postretirement Benefit Plans

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

Multi-employer Defined Benefit Plan

Certain of the Company’s employees participate in a multi-employer defined pension plan. The Company pays and expenses a contractual hourly amount based on employee classification or base compensation. The accumulated benefits and plan assets are not determined for, or allocated separately to, individual employers.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022
	Significant Other
	Quoted Prices in	Unobservable
	Active Markets	Inputs
Description	(Level 1)	(Level 3)	Total
Short term investments	$300	$—	$300
Other investments	—	1,616	1,616
Alaska Communications redeemable common units	—	(22,557)	(22,557)
Alloy redeemable common units	—	(14,760)	(14,760)
Warrants on Alaska Communications redeemable common units	—	(654)	(654)
Total assets and liabilities measured at fair value	$300	$(36,355)	$(36,055)

	December 31, 2021
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Money market funds	$3,301	$—	$—	$3,301
Short term investments	300	—	—	300
Other investments	—	—	1,925	1,925
Alaska Communications redeemable common units	—	—	(22,640)	(22,640)
Warrants on Alaska Communications redeemable common units	—	—	(559)	(559)
Interest rate swap	—	(894)	—	(894)
Total assets and liabilities measured at fair value	$3,601	$(894)	$(21,274)	$(18,567)

Money Market Funds

As of December 31, 2021, this asset class consisted of a money market portfolio that comprises Federal government and US Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

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

	Investments Without a Readily Determinable Fair Value	Fair Value Investments	Equity Investments	Total
Balance, December 31, 2021	$17,820	$1,925	$28,699	$48,444
Sale of Investments(1)	—	—	(13,212)	(13,212)
Income (Loss) recognized	—	435	(2,234)	(1,799)
Contributions / (distributions)	—	(744)	2,750	2,006
Foreign currency loss	—	—	(2,040)	(2,040)
Gain recognized	4,770	—	—	4,770
Balance, December 31, 2022	$22,590	$1,616	$13,963	$38,169

(1) During 2022, the Company sold an investment previously accounted for using the equity method for $15.7 million of cash. The investment had a book value of $13.2 and the Company recognized a gain of $2.5 million on the transaction.

These investments are included with other assets on the consolidated balance sheets.

Redeemable Common Units and Warrants

The Company issued redeemable common units, and warrants to purchase additional common units, in a subsidiary of the Company in conjunction with its acquisition of Alaska Communications. The Company also issued redeemable common units in a subsidiary in conjunction with its acquisition of Sacred Wind. (Refer to Note 5). The instruments are redeemable at the option of the holder. Both the common units and warrants to purchase common units are recorded at fair value in the Company’s financial statements. The put option begins in November 2026. The Company calculates the fair value of the instruments using a market approach with level 3 inputs.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using Level 2 inputs.

The fair value of long-term debt is estimated using Level 2 inputs. At December 31, 2022, the fair value of long-term debt, including the current portion, was $473.7 million and its book value was $467.2 million. At December 31, 2021, the fair value of long-term debt, including the current portion, was $373.7 million and its book value was $366.5 million.

Net Loss Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Year ended December 31,
	2022	2021	2020
Numerator:
Net Loss	$(7,583)	$(20,809)	$(708)
Net (Income) Loss attributable to noncontrolling interests	1,938	(1,299)	(13,414)
Net Loss attributable to ATN International, Inc. stockholders- Basic	(5,645)	(22,108)	(14,122)
Less: Preferred dividends	(4,856)	(1,962)	-
Net Loss attributable to ATN International, Inc. common stockholders- Diluted	$(10,501)	$(24,070)	$(14,122)

Denominator:
Weighted-average shares outstanding- Basic	15,751	15,867	15,923
Effective of dilutive securities:
Stock options, restricted stock units and performance stock units	—	—	—
Weighted-average shares outstanding- Diluted	15,751	15,867	15,923

Redeemable Noncontrolling Interests

Sacred Wind Enterprises

In connection with the Sacred Wind Transaction (see Note 5), the Company has accounted for equity consideration issued as redeemable noncontrolling interests in its consolidated financial statements. The redeemable noncontrolling interests consists of $14.8 million of redeemable common units. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The fair value of the common units is $14.8 million as of December 31, 2022.

Alaska Communications

In connection with the Alaska Transaction (see Note 5), the Company has accounted for the Freedom 3 Investment as redeemable noncontrolling interests in its consolidated financial statements. The redeemable noncontrolling interests consists of redeemable common units and redeemable preferred units. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The fair value of the common units was $22.5 million and $22.6 million as of December 31, 2022 and 2021, respectively. The redeemable preferred equity carries a 9% preferred dividend which compounds quarterly. The preferred units contain a put option allowing the holder to sell the preferred units to a subsidiary of the Company at the unpaid issue price plus unpaid dividends. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The preferred units had a book value of $55.2 million and $50.3 million as of December 31, 2022 and 2021, respectively. The preferred units book value includes an unpaid preferred dividend of $6.8 million and $2.0 million as of December 31, 2022 and 2021, respectively. Lastly, the Company issued warrants in the Alaska Communications operations allowing the holders to purchase an additional 3% of the common units at a fixed price. The value of the warrants was $0.7 million and $0.6 million as of December 31, 2022 and 2021, respectively.

For the year ended December 31, 2022 and 2021, the Company allocated losses of $4.3 million and $6.2 million, respectively, to the redeemable common units representing their proportionate share of operating losses. The Company then compared the book value of the common units to the fair value and the fair value exceeded the book value. As a result, the book value was increased by $4.2 million and $6.2 million during the years ended December 31, 2022 and 2021, respectively.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for year ended December 31, 2022 and 2021:

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2021	$50,296	$22,640	$72,936
Issuance of 591 common units	—	14,760	14,760
Accrued preferred dividend	4,856	—	4,856
Allocated net loss	—	(4,317)	(4,317)
Change in fair value	—	4,234	4,234
Balance, December 31, 2022	$55,152	$37,317	$92,469

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2020	$—	$—	$—
Issuance of 48,334 preferred units	48,334	—	48,334
Issuance of 23,199 common units	—	22,640	22,640
Accrued preferred dividend	1,962	—	1,962
Allocated net loss	—	(6,164)	(6,164)
Change in fair value	—	6,164	6,164
Balance, December 31, 2021	$50,296	$22,640	$72,936

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”).  ASU 2016-13 requires entities to use a new forward-

looking, expected loss model to estimate credit losses. It also requires additional disclosure relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. The Company adopted ASU 2016-13 using the modified retrospective approach on its January 1, 2020 effective date.

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

In October 2021, the FASB issued ASC 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” (ASU 2021-08). ASU 2021-08 provides guidance for recognizing and measuring contract assets and contract liabilities acquired in a business combination. Under the standard revenue contracts are accounted for consistent with how they were recognized and measured in the acquiree’s financial statements. This is a change from current standards which require contract asset and liabilities to be recognized at fair value. The Company prospectively adopted this standard in the fourth quarter of 2021 and will apply it to all acquisitions during the year ended December 31, 2021 and thereafter. The adoption will generally result in the Company recognizing larger contract liabilities in business combinations. Refer to Note 5.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which required entities to make specific annual disclosures about transactions with a government. The new standard is effective for fiscal years beginning after December 15, 2021. The Company adopted the standard in the fourth quarter of 2021 and it did not have a material impact on the Company’s disclosures. Going forward the Company will evaluate the disclosure requirements based on its participation in government programs.

3. REVENUE AND RECEIVABLES

Revenue Accounted for in Accordance with Other Guidance

The Company records revenue in accordance with ASC 606 from contracts with customers and ASC 842 from lease agreements, as well as government grants. Lease revenue recognized under ASC 842 is disclosed in Note 4 and government grant revenue is disclosed in Note 9.

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the periods presented below.

	Year ended
	2022	2021	2020
Services transferred over time
US Telecom	$301,309	$188,405	$96,935
International Telecom	332,507	319,357	305,844
Solar	—	418	4,556
Total services transferred over time	633,816	508,180	407,335
Goods and services transferred at a point in time
US Telecom	29,203	46,433	12,154
International Telecom	14,934	10,928	9,196
Total goods and services transferred at a point in time	44,137	57,361	21,350
Total revenue accounted for under ASC 606	677,953	565,541	428,685

Contract Assets and Liabilities

Contract assets and liabilities consisted of the following (amounts in thousands):

	December 31, 2022	December 31, 2021	$ Change	% Change
Contract asset – current	$2,932	$4,805	$(1,873)	(39)%
Contract asset – noncurrent	3,775	900	2,875	319%
Contract liability – current	(27,284)	(25,332)	(1,952)	(8)%
Contract liability – noncurrent	(72,543)	(81,391)	8,848	11%
Net contract liability	$(93,120)	$(101,018)	$7,898	8%

The contract asset-current is included in prepayments and other current assets, the contract asset-noncurrent is included in other assets, the contract liability-current is included in advance payments and deposits, and the contract liability-noncurrent is included in other liabilities on the Company’s balance sheet. The decrease in the Company’s net contract liability was due to the recognition of contract liabilities as revenue during the year ended December 31, 2022. During the year ended December 31, 2022, the Company recognized revenue of $25.1 million related to its December 31, 2021 contract liability and amortized $3.6 million of the December 31, 2021 contract asset into revenue. During the year ended December 31, 2021, the Company recognized revenue of $18.0 million related to its December 31, 2020 contract liability and amortized $2.4 million of the December 31, 2020 contract asset into revenue. The Company did not recognize any revenue in the years ended December 31, 2022 and 2021 related to performance obligations that were satisfied or partially satisfied in previous periods.

Contract Acquisition Costs

The December 31, 2022 balance sheet includes contract acquisition costs of $8.3 million in other assets. The December 31, 2021 balance sheet includes contract acquisition costs of $4.5 million. During the years ended December 31, 2022 and 2021 the Company amortized $3.5 million and $2.8 million, respectively, of contract acquisition cost.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear mobility contracts, which include a promotional discount, and the Company’s construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $312 million and $369 million at December 31, 2022 and December 31, 2021, respectively. The Company expects to satisfy approximately 50% of the remaining performance obligations and recognize the transaction price within 24 months and the remainder thereafter.

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

Receivables

At December 31, 2022, the Company had gross accounts receivable of $154.5 million and an allowance for credit losses of $15.2 million. The receivable under the FirstNet Agreement totaled $52.5 million, of which $5.8 million was current and $46.7 million was long-term. The December 31, 2022 accounts receivable also includes $5.7 million related to participation in certain government funded programs. (Refer to Note 9). At December 31, 2021, the Company had gross accounts receivable of $131.4 million and an allowance for credit losses of $13.9 million. The receivable under the FirstNet Agreement totaled $43.8 million of which $4.1 million was current and $39.7 million was long-term. The Company monitors receivables through the use of historical operating data adjusted for expectation of future performance as appropriate. Activity in the allowance for credit losses is below:

	Year ended December 31, 2022	Year ended December 31, 2021

Balance at beginning of period	$13,885	$12,121
Current period provision for expected losses	6,695	4,850
Write-offs charged against the allowance	(5,518)	(3,517)
Recoveries collected	109	431
Balance at end of period	$15,171	$13,885

4. LEASES

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The terms of the leases vary and some include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost:
Operating lease cost	$24,531	$20,386	$16,409
Short-term lease cost	2,575	2,402	2,712
Variable lease cost	3,186	3,874	4,059
Total operating lease cost	$30,292	$26,662	$23,180

Finance lease cost:
Amortization of right-of-use asset	$3,060	$2,561	$2,181
Variable costs	838	792	852
Interest costs	381	—	—
Total finance lease cost	$4,279	$3,353	$3,033

During the year ended December 31, 2022 and December 31, 2021, the Company paid $22.6 million and $19.4 million, respectively, related to operating lease liabilities. Also during the years ended December 31, 2022 and December 31, 2021, the Company recorded $7.1 million and $11.8 million, respectively, of lease liabilities arising from ROU assets. In addition, during the year ended December 31, 2022, the Company acquired $1.0 million of operating lease assets and $1.0 million of lease liabilities in acquisitions. During the year ended December 31 2021 the Company acquired $60.4 million of operating lease right of use assets and $46.7 million of lease liabilities in acquisitions. Refer to Note 5.

At December 31, 2022, finance leases with a cost of $26.6 million and accumulated amortization of $13.5 million were included in property, plant and equipment. Additionally, during the year ended December 31, 2022, the Company disposed of finance leases with a net book value of $2.3 million recording a loss for $1.0 million. At December 31, 2022, finance leases had a lease liability of $5.5 million, of which $1.1 million was current. During the year ended December 31, 2022, the Company paid $1.1 million for finance lease liabilities and recorded $0.4 million of additional finance lease liabilities. At December 31, 2021, finance leases with a cost of $30.8 million and accumulated amortization of $12.1 million were included in property, plant and equipment. During the year ended December 31, 2021, the Company paid $2.2 million for finance lease liabilities and recorded $2.9 million of additional finance lease liabilities. At December 31, 2021, finance leases had a lease liability of $6.1 million, of which $0.9 million was current.

The weighted average remaining lease terms and discount rates as of December 31, 2022 and December 31, 2021 are noted in the table below:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	12.4 years	11.3 years
Financing leases	9.3 years	9.5 years

Weighted-average discount rate
Operating leases	6.0%	5.4%
Financing leases	6.7%	6.4%

Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

	Operating Leases	Financing Leases
2023	19,417	1,403
2024	17,836	1,342
2025	14,805	978
2026	10,505	504
2027	8,096	495
Thereafter	76,452	2,651
Total lease payments	147,111	7,373
Less imputed interest	(53,794)	(1,914)
Total	$93,317	$5,459

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Financing Leases
2022	$20,474	$1,269
2023	17,941	1,278
2024	16,634	1,169
2025	13,640	975
2026	9,610	484
Thereafter	65,902	3,145
Total lease payments	144,201	8,320
Less imputed interest	(42,333)	(2,268)
Total	$101,868	$6,052

As of December 31, 2022, the Company did not have any material operating or finance leases that have not yet commenced.

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its cell sites and buildings. For the years ended December 31, 2022, 2021, and 2020 the Company recorded $6.3 million, $4.5 million, and $1.6 million, respectively, of lease income from agreements in which the Company is the lessor. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated:

2023	$6,222
2024	5,817
2025	5,604
2026	5,247
2027	4,199
Thereafter	9,309
Total future lease payments	$36,398

5. ACQUISITIONS AND DISPOSITIONS

US Telecom

Acquisition of Sacred Wind Enterprises

On November 7, 2022, the Company’s newly formed wholly owned subsidiary Alloy acquired all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), Inc., a rural telecommunications provider in New Mexico for $44.4 of consideration (“Sacred Wind Transaction”). As part of the Sacred Wind Transaction, the Company transferred consideration of $18.0 million of cash, net of $9.4 million of cash acquired, $14.8 million of redeemable noncontrolling interests, and $3.7 million of contingent consideration less $1.5 million of receivables related to working capital adjustments. Subsequent to the Transaction, the former Sacred Wind shareholders will own 6% of the Alloy equity. This equity is classified as redeemable noncontrolling interests in the Company’s financial statements because the holders have an option, beginning in 2026, to put the equity interest to a subsidiary of the Company at the then fair market value. The redeemable noncontrolling interests do not have preference relative to other equity units and participate in gains and losses in Alloy. The contingent consideration is earned based on certain operating metrics of Sacred Wind beginning in 2025 through 2027. The fair value of the contingent consideration was calculated using discounted cash flow analysis based on a range of probability weighted outcomes. The Company funded the acquisition with borrowings under its CoBank Credit Facility and assumed $31.6 million of Sacred Wind debt, to the United States of America administered through the Rural Utilities Service.

The table below represents the preliminary purchase price allocation of the total consideration transferred to the acquired assets and assumed liabilities based on management’s estimate of their acquisition date fair values (amounts in thousands):

Consideration Transferred	$44,350
Preliminary purchase price allocation:
Cash and cash equivalents	2,619
Restricted cash	6,747
Current assets	4,471
Operating lease right of use assets	989
Fixed assets	85,359
Intangible assets	1,232
Current liabilities	(10,073)
Lease liabilities	(967)
Deferred taxes	(14,388)
Debt	(31,639)
Net assets acquired	$44,350

The acquired fixed assets are comprised of telecommunication equipment located in the Southwest United States. The fixed assets were valued using the income and cost approaches. Cash flows were discounted between 7% and 12% based on the risk associated with the cash flows to determine fair value under the income approach. The fixed assets have useful lives ranging from 1 to 25 years. The intangible assets include a $0.6 million trade name. The estimated fair value of the trade name was determined using the relief from royalty method. The useful life of the trade name is 5 years. The acquired receivables consist of trade receivables incurred in the ordinary course of business. The Company expects to collect the full amount of the receivables. Other liabilities includes $6.5 million of deposits received under government grant programs and will be used to construct fixed assets in future periods.

The Company’s statement of operations for the year ended December 31, 2022 includes $3.3 million of revenue and $0.2 million of losses before taxes attributable to the Sacred Wind Transaction. The Company incurred $0.8 million of transaction related charges pertaining to legal, accounting, consulting services, and employee related costs associated with the transaction during the year ended December 31, 2022.

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

The following table reflects unaudited pro forma operating results of the Company for the year ended December 31, 2021 assuming that the Alaska Transaction occurred on January 1, 2020. The unaudited pro forma amounts adjust Alaska Communications’ results to reflect the depreciation and amortization that would have been recorded assuming the fair value adjustments to fixed assets and intangible assets had been applied from January 1, 2020. Additionally, all transaction costs associated with the Alaska Transaction were recorded on January 1, 2020 in the unaudited pro forma results. Lastly, the unaudited pro forma results were adjusted to reflect changes to the acquired entities’ financial structure related to the transaction. Specifically, the pre-Close debt of $164.6 million, and associated interest, was removed and $283.0 million of transaction debt, and associated interest, was included in the unaudited pro forma results. In addition, the pro forma results included the allocation of income and accrual of preferred dividends to the redeemable noncontrolling interest.

	Year ended December 31,
(unaudited)	2021
	As	Pro-
	Reported	Forma
Revenue	$602,707	$738,472
Net loss attributable to ATN International, Inc. Stockholders	(22,108)	(20,022)
Earnings per share:
Basic	(1.52)	(1.26)
Diluted	(1.52)	(1.26)

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

The Company reported a loss on sale of $21.5 million during the year ended December 31, 2020 due to the Vibrant Transaction and the assets and liabilities subject to the Vibrant Transaction were reported as held for sale at December 31, 2020. The Company recorded transaction costs of $1.3 million on the Vibrant Transaction, of which $0.7 million was recorded during the year ended December 31, 2020 and $0.6 million was recorded during the year ended December 31, 2021. The consideration received includes $19.5 million of cash and $3.9 million of receivables related to the amounts held in escrow and earn out consideration. The Company has recorded $11.8 million pursuant to an equity method investment with respect to its remaining 33% ownership interest in Vibrant. The Company completed its assessment of earn out and escrow amounts in 2022. During the year ended December 31, 2021, the Company recorded additional losses of $1.6 million related to the ongoing working capital, escrow, and contingent consideration assessment. During 2022, the Company recorded an additional loss of $0.7 million related to working capital adjustments and received $1.8 million of amounts previously held in escrow.

The Vibrant Transaction does not qualify as discontinued operations because the disposition was not a strategic shift which will have a major effect on the Company’s operations, and as a result, the historical results and financial position of the operations are presented within continuing operations.

6. FIXED ASSETS:

As of December 31, 2022 and 2021, property, plant and equipment consisted of the following (in thousands):

	Useful Life
	(in Years)	2022	2021
Telecommunications equipment and towers	5 -15	$1,479,633	$1,309,608
Office and computer equipment	3 -10	151,804	153,371
Buildings	15-39	136,145	125,688
Transportation vehicles	3 -10	27,879	25,420
Leasehold improvements	Shorter of useful life or lease term	22,934	23,783
Land	—	11,308	10,610
Furniture and fixtures	5 -10	11,592	12,484
Total property, plant and equipment		1,841,295	1,660,964
Construction in progress		136,683	87,128
Total property, plant and equipment		1,977,978	1,748,092
Less: Accumulated depreciation		(922,024)	(804,883)
Net fixed assets		$1,055,954	$943,209

Depreciation and amortization of fixed assets, using the straight-line method over the assets’ estimated useful life, for the years ended December 31, 2022, 2021 and 2020 was $135.1 million, $102.7 million and $86.5 million, respectively. Included within telecommunication equipment and towers are certain right to use assets under capital lease with a cost of $26.6 million and $30.8 million and net book value of and $13.7 million and $18.7 million, as of December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022 and 2021, the Company received capital expenditure grants of $2.9 million and $7.5 million, respectively, which are reflected in the balance sheet as a reduction to property, plant and equipment.

The Company had $5.6 million and $8.0 million of capitalized implementation costs at December 31, 2022 and 2021, respectively. The Company amortized $1.9 million and $1.2 million of implementation costs during the year ended December 31, 2022 and 2021, respectively.

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

For its annual impairment analysis, as of October 1, 2022, the Company performed a quantitative analysis for the goodwill held in its US Telecom segment and a qualitative analysis for the goodwill held in its International Telecom segment. The US Telecom segment holds $35.3 million of goodwill and the quantitative analysis, using an income approach, indicated that the fair value of the reporting unit, including goodwill, exceeded its carrying value. The Company’s analysis noted that the certain wholesale roaming and retail operations in its US Telecom segment are shifting towards carrier managed services and fixed broadband services. Additionally, the reporting unit is executing several significant network upgrade projects concurrently. The success of these initiatives will have a significant impact on the Company’s operations. For the International Telecom segment the qualitative analysis was completed after the previous quantitative analysis using a DCF model determined that the fair value of each reporting unit significantly exceeded its carrying value, including goodwill. The impairment analysis concluded that no impairment was necessary in 2022.

For its 2021 annual impairment analysis the company performed a quantitative analysis for Viya reporting unit and a qualitative analysis for its remaining reporting units in its segments. The Viya impairment analysis determined that the carrying value of the reporting unit, including goodwill, exceeded its fair value. The value of the reporting unit decreased in 2021 mainly due to decreases in government funding and changes in the operating environment of the reporting unit that resulted in the reporting unit being unable to achieve its growth projections. As a result, for the year ended December 31, 2021, the Company recorded an impairment of $20.6 million representing all of the goodwill in this reporting unit. The Company’s impairment analysis for its remaining reporting units determined that no impairment was necessary in 2021.

The table below discloses goodwill recorded in each of the Company’s segments and accumulated impairment changes (in thousands):

	International	US
	Telecom	Telecom	Consolidated
Balance at December 31, 2020	$25,423	35,268	$60,691
Impairment	(20,587)	—	(20,587)
Balance at December 31, 2021 and 2022	$4,836	$35,268	$40,104

	International	US
	Telecom	Telecom	Consolidated
Balance at December 31, 2021
Gross	$25,423	$35,268	$60,691
Accumulated Impairment	(20,587)	—	(20,587)
Net	4,836	35,268	40,104
Balance at December 31, 2022
Gross	25,423	35,268	60,691
Accumulated Impairment	(20,587)	—	(20,587)
Net	$4,836	$35,268	$40,104

Telecommunications Licenses

The Company tests those telecommunications licenses that are indefinite-lived for impairment on an annual basis, which has been determined to be as of October 1st. The Company also tests telecommunication licenses that are indefinite-lived between annual tests if an event occurs or circumstances change that indicate that the fair value of a reporting unit may be below its carrying value.

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

The Company performed a qualitative assessment for its annual impairment assessment of its indefinite lived telecommunication licenses in 2022 and determined that there were no indications of potential impairment. The Company performed quantitative assessments for its annual impairment assessment of its indefinite lived telecommunications licenses for 2021 using a market approach and determined that there were no indications of potential impairments.

The changes in the carrying amount of the Company’s telecommunications licenses, by operating segment, were as follows (in thousands):

	International	US
	Telecom	Telecom	Consolidated
Balance at December 31, 2020	$34,798	$79,285	$114,083
Acquired licenses	—	683	683
Dispositions	—	(1,000)	(1,000)
Balance at December 31, 2021	$34,798	$78,968	$113,766
Acquired licenses	—	1,068	1,068
Dispositions	—	(1,136)	(1,136)
Balance at December 31, 2022	$34,798	$78,900	$113,698

The licenses acquired during 2022 and 2021 are expected to be available for use into perpetuity.

Customer Relationships

The customer relationships are being amortized on an accelerated basis, over the expected period during which their economic benefits are to be realized. The Company recorded $11.6 million, $7.0 million, and $1.5 million of amortization related to customer relationships during the years ended December 31, 2022, 2021, and 2020, respectively.

Future amortization of customer relationships is as follows (in thousands):

	International Telecom	US Telecom
2023	$827	$10,248
2024	576	5,748
2025	576	2,779
2026	576	—
2027	576	—
Thereafter	338	—
Total	$3,469	$18,775

Other Intangible Assets

Other intangible assets includes $9.7 million and $10.5 million of tradenames on the Company’s balance sheet as of December 31, 2022 and 2021, respectively.

The tradenames have definite lives and future amortization of the tradenames are as follows:

	International Telecom	US Telecom
2023	$307	$1,028
2024	307	964
2025	307	879
2026	209	769
2027	37	718
Thereafter	—	4,223
Total	$1,167	$8,581

8. LONG-TERM DEBT

On April 10, 2019, the Company entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (as amended, the “2019 CoBank Credit Facility”).  The 2019 CoBank Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $26.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of December 31, 2022.  The 2019 CoBank Credit Facility matures on April 10, 2024.

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

On November 7, 2022, the Company amended the 2019 CoBank Credit Facility to allow for the incurrence of certain indebtedness related to payment guarantees in connection with its Replace and Remove project.

On December 28, 2022, the Company amended the 2019 CoBank Credit Facility, effective November 7, 2022, to allow for certain transactions contemplated with the Company’s recently completed acquisition of Sacred Wind Enterprises, Inc.

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

As of December 31, 2022, the Company was in compliance with all of the financial covenants of the 2019 CoBank Credit Facility, had $99.0 million outstanding in borrowings and, net of the $26.0 million of outstanding performance letters of credit, had 75.0 million of availability under the 2019 CoBank Credit Facility. As of December 31, 2022, there are no outstanding interest rate hedge agreements associated with the 2019 CoBank Credit Facility.

Letter of Credit Facility

On November 14, 2022, the Company entered into General Agreement of Indemnity to issue performance Standby Letters of Credit. As of December 31, 2022, no Standby Letters of Credit had been issued under this agreement.

Alaska Credit Facility

On December 23, 2022, Alaska Communications entered into a First Amendment Agreement (the “ACS Amendment’). The ACS Amendment amends the Credit Agreement entered into on July 22, 2021 (see below) to increase its Revolving Credit Commitment from $35.0 million to $75.0 million and Term Loan Commitment from $210 million to $230 million. As a part of the transaction, the Term Loan commitment was fully funded as the outstanding Revolving Credit Commitment balance was transferred. As a result, $75.0 million is available under the Revolving Credit Commitment as of December 31, 2022. Principal payments on the Term Loan commence in the fourth quarter of 2023.

In addition to the above changes, the amendment replaced the calculation of interest from an applicable margin applied to LIBOR with the same applicable margin applied to the Secured Overnight Financing Rate (“SOFR”) plus a 10-basis point adjustment.

On July 22, 2021, Alaska Communications entered into a Credit Agreement (the “Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a $35.0 million revolving facility (the “Alaska Revolving Facility”) and a $210.0 million initial term loan facility (the “Alaska Term Loan”).

As of December 31, 2022, $230.0 million was outstanding under the Alaska Term Loan and there were no outstanding borrowings under the Alaska Revolving Facility. Both facilities mature on July 22, 2026.

The Company capitalized $7.3 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $5.4 million were unamortized as of December 31, 2022.

The Alaska Credit Facility also provides for incremental facilities up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve-month Consolidated EBITDA (as defined in the Alaska Credit Facility).

The key terms and conditions of the Alaska Credit Facility include the following:

●	Amounts outstanding bear an interest rate of LIBOR, or a LIBOR replacement rate as applicable, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or an alternate base rate may be selected at a margin that is 1% lower than the counterpart LIBOR margin;

●	Principal repayments are due quarterly commencing in the fourth quarter of 2023 in quarterly amounts as follows: from the fourth quarter of 2023 through the third quarter of 2024, $1.4 million; and from the fourth quarter of 2024 through the third quarter of 2026, $2.9 million. The remaining unpaid balance is due on the final maturity date;

●	Alaska Communications is required to maintain financial ratios as defined in the Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1, stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1; and

●	The Alaska Credit Facility is non-recourse to the Company and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

Alaska Communication’s interest rate swap, which had been designated as a cash flow hedge with an interest rate of 1.6735%, expired on June 30, 2022. As of December 31, 2022, there are no outstanding interest rate hedge agreements associated with the Alaska Credit Facility.

Alaska Term Facility

On June 15, 2022, Alaska Communications Systems Holdings, the parent company of Alaska Communications, entered a secured lending arrangement with Bristol Bay Industrial, LLC. (the “Alaska Term Facility”).

The Alaska Term Facility provides for a secured delayed draw term loan in an aggregate principal amount of up to $7.5 million and the proceeds may be used to pay certain invoices from a contractor for work performed in connection with a fiber build. Interest on the Alaska Term Facility accrues at a fixed rate of 4.0%. and is payable commencing on December 31, 2022. Scheduled quarterly payments of principal commence on March 31, 2023. The Alaska Term Facility matures on June 30, 2024.

The Alaska Term Facility contains events of default customary for facilities of this type.

As of December 31, 2022, the Company had $7.5 million outstanding and no available borrowings under the Alaska Term Facility.

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

On December 23, 2022, CoBank amended the Receivables Credit Facility and extended the delayed draw period to December 31, 2023.

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

As of December 31, 2022, the Company had $46.2 million outstanding, of which $6.2 million was current, and $22.3 million of availability under the Receivables Credit Facility. The Company capitalized $0.8 million of fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.6 million were unamortized as of December 31, 2022.

Sacred Wind Term Debt

In connection with the Sacred Wind acquisition completed on November 7, 2022, the Company assumed $31.6 million of term debt (the ‘Sacred Wind Term Debt”) with the United States of America acting through the Administrator of the Rural Utilities Service (“RUS”). The loan agreements are dated as of October 23, 2006 and March 17, 2016. RUS provides financial assistance in the form of loans under Rural Electrification Act of 1936 to furnish or improve telecommunications and/or broadband services in rural areas.

The Sacred Wind term debt is secured by substantially all assets and an underlying mortgage to the United States of America. These mortgage notes are to be repaid in equal monthly installments covering principal and interest beginning after date of issue and expiring by 2035.

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind Enterprises was not in compliance with as of December 31, 2021. The Company submitted a corrective action plan to comply with the financial covenant as of December 31, 2025. On May 5, 2022, the company’s corrective action plan was accepted by the RUS. As of December 31, 2022, the Company was in compliance with the plan.

As of December 31, 2022, $31.4 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.2 million was current and $28.2 million was long term.

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

As of December 31, 2022, $60.0 million of the Viya Debt remained outstanding and $0.3 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. The Company was in compliance with the Net Leverage Ratio as of December 31, 2022.

One Communications Debt

The Company had an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which matured and was repaid in full on December 22, 2022. This loan bore interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% per annum paid quarterly.

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

The Company also recognizes revenue from the Connect America Fund Phase II program (“CAF II”) which offers subsidies to carriers to expand broadband coverage in designated areas. Under CAF II, the Company’s US Telecom segment will receive an aggregate of $27.4 million annually through December 2025 and an aggregate of $7.7 million annually from January 2026 through July 2028.

Both the USF and CAF II programs are subject to certain operational and reporting compliance requirements. The Company believes it is in compliance with these requirements as of December 31, 2022.

The Company recorded the amounts below as communication services revenue for the reported periods:

	Year ended
	December 31, 2022

	US Telecom	International Telecom	Total

High cost support	$4,459	$7,862	$12,321
CAF II	27,264	—	27,264
RDOF	1,954	—	1,954
Other Programs	26,656	52	26,708
Total	$60,333	$7,914	$68,247

	Year ended
	December 31, 2021

	US Telecom	International Telecom	Total

High cost support	$2,449	$13,907	$16,356
CAF II	16,330	—	16,330
Other Programs	13,963	—	13,963
Total	$32,742	$13,907	$46,649

	Year ended
	December 31, 2020

	US Telecom	International Telecom	Total

High cost support	$1,244	$16,361	$17,605
CAF II	7,594	—	7,594
Other Programs	9,984	—	9,984
Total	$18,822	$16,361	$35,183

In 2018, the FCC initiated a proceeding to replace the High Cost Program support received by Viya in the US Virgin Islands with a new Connect USVI Fund. On November 16, 2020, the FCC announced that Viya was not the recipient of the Connect USVI Fund award and authorized funding to be issued to the new awardee in June 2021. Pursuant to the terms of the program and effective in July 2021, Viya’s annual USF support was reduced from $16.4 million to $10.9 million. In July 2022, this support was reduced again to $5.5 million for the annual period through June 2023. As the program currently stands, Viya will not receive High Cost Program support subsequent to June 2023.

RDOF (“Rural Digital Opportunities Fund”)

The Company expects to receive approximately $20.1 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”).

Construction Grants

The Company has also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse the Company for its construction costs, is generally distributed upon completion of a project. Completion deadlines begin in June 2023 and once these projects are constructed, the Company is obligated to provide service to the participants. The Company expects to meet all requirements associated with these grants.  A roll forward of the Company’s grant awards is below (in thousands).

Amount
Grants awarded, December 31, 2021	$11,067
New grants	73,384
Cancelled grants	(4,254)
Grants awarded, December 31, 2022	$80,197

In addition, the Company partners with tribal governments to obtain grants under the Tribal Broadband Connectivity Program ("TBCP").  The TBCP is a program administered by the National Telecommunications and Information Administration to deploy broadband connectivity on tribal lands.  The Company was identified as a sub recipient of TBCP grants totaling $145.5 million as of December 31, 2022.

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

CBRS Auction

During the third quarter of 2020, the Company participated in the FCC’s Citizens Broadband Radio Service (CBRS) auction for Priority Access Licenses (PALs) in the 3.5 GHz spectrum band. These PALs are licensed on a county-by-county basis and are awarded for a 10-year renewable term. The Company was a winning bidder for PALs located strategically throughout the United States at a total net cost of $19.3 million. In connection with the awarded licenses, the Company will have to achieve certain CBRS spectrum build out obligations. The Company currently expects to comply with all applicable requirements related to these licenses.

10. EQUITY

Common Stock

The Company has paid quarterly dividends on its Common Stock since January 1999.

Treasury Stock

On September 19, 2016, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of its Common Stock, from time to time, on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”). As of December 31, 2022, the Company has $19.5 million available to be repurchased under the 2016 Repurchase Plan.

During the years ended December 31, 2022, 2021 and 2020, the Company repurchased the following shares under the 2016 Repurchase Plan:

	Shares	Aggregate Cost	Average
Year ended December 31,	Repurchased	(in thousands)	Repurchase Price
2022	23,714	$941,523	$39.70
2021	244,798	10,546	43.08
2020	129,273	6,589	50.97

During the years ended December 31, 2022, 2021 and 2020, the Company repurchased the following shares from employees to satisfy tax withholding and stock options exercise obligations incurred in connection with the vesting of restricted stock awards and the exercise of stock options:

	Shares	Aggregate Cost	Average
Year ended December 31,	Repurchased	(in thousands)	Repurchase Price
2022	33,401	$1,169	$35.01
2021	33,271	1,713	51.49
2020	32,227	1,733	53.78

Stock-Based Compensation

The Company reserved 2,000,000 shares for the grant of stock options, restricted stock awards, restricted stock units, stock equivalents and awards of shares of Common Stock that are not subject to restrictions or forfeiture. As of December 31, 2022, the Company has approximately 272,000 shares available for grants.

Stock Options

Stock options have a term of 10 years and vest annually and ratably over a period of four years.

The following table summarizes stock option activity for the years ended December 31, 2022 and 2021:

Year Ended December 31, 2022
Weighted Average
Remaining
	Number of	Weighted Avg.	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at January 1, 2022	5,000	$71.43
Granted	—	—
Forfeited	—	—
Expired	(5,000)	—
Exercised	—	—
Outstanding at December 31, 2022	—	—	—	$—
Vested and expected to vest at December 31, 2022	—	—	—	$—
Exercisable at December 31, 2022	—	—	—	$—

	Year Ended December 31, 2021
			Weighted Average
			Remaining
	Number of	Weighted Avg.	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at January 1, 2021	15,000	$49.34
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(10,000)	38.30
Outstanding at December 31, 2021	5,000	71.43	3.7	$—
Vested and expected to vest at December 31, 2021	5,000	71.43	3.7	$—

The following table summarizes information relating to options granted and exercised during the years ended December 31, 2022, 2021 and 2020 (in thousands, except fair value of options granted data):

	2022	2021	2020
Aggregate intrinsic value of options exercised	$—	$84	$—
Cash proceeds received upon exercise of options	—	383	—

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

The Company has not granted any options since 2017. The Company did not recognize any compensation expense during the three years ended December 31, 2022 related to granted options.

Restricted Stock

Restricted stock issued under the 2008 Equity Investment Plan vests over four years.

The following table summarizes restricted stock activity during the year ended December 31, 2022 and 2021:

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2022	228,068	$51.05
Granted	152,430	38.59
Forfeited	(12,486)	46.52
Vested and issued	(107,515)	51.33
Unvested as of December 31, 2022	260,497	$43.86

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2021	223,623	$54.42
Granted	117,794	48.76
Forfeited	(14,213)	50.86
Vested and issued	(99,136)	55.95
Unvested as of December 31, 2021	228,068	$51.05

In connection with the grant of restricted shares, the Company recognized $6.8 million, $5.4 million and $5.6 million of compensation expense within its income statements for the years ended December 31, 2022, 2021, and 2020, respectively. The Company recognized $0.6 million, $0.4 million and $0.3 million of compensation expense within its income statement for the years ended December 31, 2022, 2021, and 2020, respectively, for shares of the Company’s subsidiaries granted to the management team of those subsidiaries.

The unvested shares as of December 31, 2022 represent $7.9 million in unamortized stock based compensation which will be recognized over a weighted average period of 2.5 years.

Performance Based Stock

Performance stock, issued under the 2008 Equity Investment Plan, vests on the third anniversary of the grant date.

The following table summarizes performance stock activity during the year ended December 31, 2022 and 2021:

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2022	43,000	$59.77
Granted	56,450	47.03
Forfeited	—	—
Vested and issued	—	—
Unvested as of December 31, 2022	99,450	$52.54

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2021	—	$—
Granted	43,000	59.77
Forfeited	—	—
Vested and issued	—	—
Unvested as of December 31, 2021	43,000	$59.77

During the year ended December 31, 2022, 2021 and 2020, the Company recognized $1.5 million, $0.7 million and zero compensation expense, respectively. All 99,450 shares remained unvested as of December 31, 2022 and represent $3.0 million in unamortized stock based compensation as of that date which will be recognized ratably over the next 1.9 years.

11. INCOME TAXES

The components of income before income taxes for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
Domestic	$(37,777)	$(38,407)	$(17,689)
Foreign	29,721	15,720	17,782
Total	$(8,056)	$(22,687)	$93

The following is a reconciliation from the tax computed at statutory income tax rates to the Company’s income tax expense for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Tax computed at statutory US federal income tax rates	$(1,681)	$(4,760)	$20
Noncontrolling interest	844	(158)	(851)
Foreign tax rate differential	(6,525)	(4,520)	1,866
Over (under) provided in prior periods	(437)	(78)	(520)
Nondeductible expenses	2,111	1,429	1,098
Benefit Attributable CARES Act	—	—	(3,064)
Capitalized transactions costs	134	898	—
Change in tax reserves	4,052	2,524	2,148
State Taxes, net of federal benefit	(1,126)	(1,399)	(409)
Change in valuation allowance	2,117	3,575	33
Investment Tax Credit	84	101	84
Stock-based compensation	696	510	406
Deferred income tax revaluation	(742)	-	(10)
Total Income Tax Expense	$(473)	$(1,878)	$801

The components of income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

\
	2022	2021	2020
Current:
United States—Federal	$302	$460	$504
United States—State	20	2	3
Foreign	6,657	4,272	7,611
Total current income tax expense	$6,979	$4,734	$8,118
Deferred:
United States—Federal	$(4,527)	$(5,800)	$(6,527)
United States—State	(1,895)	(1,402)	(413)
Foreign	(1,030)	590	(377)
Total deferred income tax expense (benefit)	$(7,452)	$(6,612)	$(7,317)
Consolidated:
United States—Federal	$(4,225)	$(5,340)	$(6,023)
United States—State	(1,875)	(1,400)	(410)
Foreign	5,627	4,862	7,234
Total income tax expense (benefit)	$(473)	$(1,878)	$801

The significant components of deferred tax assets and liabilities are as follows as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Deferred tax assets:
Accounts receivable and inventory allowances	$2,567	$2,348
Basis in investments	4,387	6,939
Accrued expenses	7,063	8,619
Deferred revenue	27,526	27,940
Employee benefits	6,690	8,454
Other, net	6,892	968
Net operating losses	63,713	41,117
Tax Credits	2,995	1,916
Operating lease liability	24,451	31,207
Total deferred tax asset	146,284	129,508

Deferred tax liabilities:
Acquired intangible assets, property and equipment	106,529	83,423
Right-of-use asset	27,796	29,967
Prepaid expense	197	189
Total deferred tax liabilities	134,522	113,579

Valuation allowance	(35,759)	(33,642)

Net deferred tax liabilities	$(23,997)	$(17,713)

Deferred tax assets and liabilities are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	2022	2021
Deferred tax assets:
Long term	$4,653	$3,747
Total deferred tax asset	$4,653	$3,747
Deferred tax liabilities:
Long term	$(28,650)	$(21,460)
Total deferred tax liabilities	$(28,650)	$(21,460)
Net deferred tax liabilities	$(23,997)	$(17,713)

The Company’s effective tax rate for the years ended December 31, 2022 and 2021 was 5.9% and 8.3%, respectively.

The effective tax rate for the year ended December 31, 2022 was primarily impacted by the following items: (i) a $4.1 million net increase of unrecognized tax positions, (ii) a $2.1 million net increase for permanently non-deductible expenses, (iii) a $2.1 million net increase related to valuation allowances placed on certain deferred tax assets and (iv) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in jurisdictions where valuation allowances have been established for deferred tax assets as required by ASC 740-270-30-36(a).

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

As of December 31, 2022, the Company estimated that it generated gross federal, state and foreign net operating loss (“NOL”) carryforwards of $134.6 million, $121.5 million and $126.8 million respectively. Of these, $122.4 million will expire between 2029 and 2042 and $260.5 million may be carried forward indefinitely.

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. A significant piece of negative evidence evaluated is cumulative losses incurred in certain reporting jurisdictions over the three-year period ended December 31, 2022. Other negative evidence examined includes, but is not limited to, losses expected in early future years, a history of tax benefits expiring unused, uncertainties whose unfavorable resolution would adversely affect future results, and brief carryback, carry forward periods. On the basis of this evaluation, the Company believed it was more likely than not that the benefit from some of these federal, state, and foreign deferred taxes would not be realized.

In recognition of this risk at December 31, 2022 the Company has provided a valuation allowance against certain domestic and foreign deferred tax assets of $35.8 million. The valuation allowance primarily relates to foreign net operating losses, with the remaining amount applicable to other net deferred tax assets which the Company does not expect to be able to realize.

As of December 31, 2022 the Company had an estimated $172.3 million of undistributed earnings attributable to foreign subsidiaries for which no provision for state income taxes or foreign withholding taxes have been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely unless repatriation can be done substantially tax-free. The Company will generally be free of additional U.S. federal tax consequences on distributed foreign subsidiary earnings due to a dividends received deduction implemented as part of the Tax Act for earnings distributed after January 1, 2018. Additionally, due to the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings, the majority of previously unremitted earnings have already been subjected to U.S. federal income tax. The Company continues to assert indefinite reinvestment on outside basis differences in our non-U.S. subsidiaries, additionally any determination of the amount of the unrecognized deferred tax liability on outside basis differences is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

The Company had unrecognized tax benefits (including interest and penalty) of $48.6 million as of December 31, 2022, $51.3 million as of December 31, 2021 and $40.8 million as of December 31, 2020. The net increase of the reserve during the year ended December 31, 2022 was attributable to an increase in tax positions for prior periods of $2.3 million, a net increase in tax positions for the current period of $5.1 million, a net decrease in tax positions acquired as part of a business combination of $6.8 million and partially offset by a lapse in statute of a prior year position of $3.3 million.

The following shows the activity related to unrecognized tax benefits (not including interest and penalty) during the three years ended December 31, 2022 (in thousands):

Gross unrecognized uncertain tax benefits at December 31, 2019	$32,682
Increase in unrecognized tax benefits taken during a prior period	—
Increase in unrecognized tax benefits taken during the current period	2,964
Lapse in statute of limitations	(1,768)
Settlements	—
Gross unrecognized uncertain tax benefits at December 31, 2020	$33,878
Increase in unrecognized tax benefits taken during a prior period	(216)
Increase in unrecognized tax benefits taken during the current period	3,880
Increase in unrecognized tax benefits acquired as part of a business combination	8,275
Lapse in statute of limitations	(2,103)
Settlements	—
Gross unrecognized uncertain tax benefits at December 31, 2021	$43,714
Increase in unrecognized tax benefits taken during a prior period	—
Increase in unrecognized tax benefits taken during the current period	5,080
Increase in unrecognized tax benefits acquired as part of a business combination	(6,825)
Lapse in statute of limitations	(2,050)
Settlements	—
Gross unrecognized uncertain tax benefits at December 31, 2022	$39,919

The Company’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties are $8.7 million as of December 31, 2022, $7.6 million as of December 31, 2021, and $6.9 million as of December 31, 2020.

Of the $48.6 million of gross unrecognized uncertain tax benefits (including interest and penalty), $47.1 million, if recognized, would impact the effective tax rate.

The Company and its subsidiaries file income tax returns in the US and in various, state and local and foreign jurisdictions. The statute of limitations related to the consolidated US federal income tax return is closed for all tax years up to and including 2017. The expiration of the statute of limitations related to the various state and foreign income tax returns that the Company and subsidiaries file varies by jurisdiction.

12. RETIREMENT PLANS

The Company has noncontributory defined benefit pension plans as well as noncontributory postretirement benefit plans offering defined medical, dental, vision, and life benefits for certain of its employees. The Company’s pension and other postretirement benefit plans are closed to new participants and only grandfathered participants continue to accrue additional benefits. Also, in 2020 the Company began the process of winding up one of its benefit plans. The Company reviews the funded status of its pension plans and makes contributions based on that analysis. The benefits are based on the participants’ compensation during their employment and the credited service years earned by participants. The Company funds the other postretirement benefit plans as benefits are paid.

The weighted-average rates assumed in the actuarial calculations for the pension and other postretirement benefit plans are as follows as of December 31, 2022, 2021 and 2020:

	2022	2021	2020
Discount Rate – Pension Benefit Obligation	5.4%	2.9%	2.6%
Discount Rate – Pension Benefit Cost	2.9%	2.6%	3.5%
Discount Rate – Postretirement Benefit Obligation	5.4%	2.8%	2.5%
Discount Rate – Postretirement Benefit Cost	2.8%	2.5%	3.5%
Expected long-term return on plan assets	5.2%	5.3%	5.1%

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

The other postretirement benefit plans healthcare cost trend assumptions is based on health care trend rates. The 2022 assumed medical health care cost trend rate is 8% trending to an ultimate rate of 4% in 2074. The 2022 assumed dental care cost trend rate is 18% trending to an ultimate rate of 4% in 2074.

Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows for 2022 and 2021 (in thousands):

	2022		2021

	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Projected benefit obligations:
Balance at beginning of year:	$100,624	$5,343	$88,772	$5,510
Alaska acquisition	—	—	15,399	392
Service cost	151	124	229	143
Interest cost	2,373	139	2,043	127
Benefits and settlements paid	(18,490)	(396)	(4,488)	(390)
Actuarial (gain) loss	(16,758)	(1,586)	(1,297)	(439)
Settlement	(1,725)	-	(34)	—
Balance at end of year	$66,175	$3,624	$100,624	$5,343
Plan net assets:
Balance at beginning of year:	$103,718	$—	$89,352	$—
Alaska acquisition	—	—	12,147	—
Actual return on plan assets	(13,188)	—	7,246	—
Company contributions	—	396	—	390
Benefits and settlements paid	(18,978)	(396)	(5,027)	(390)
Balance at end of year	$71,552	$—	$103,718	$—
Over/ (Under) funded status of plan	$5,377	$(3,624)	$3,094	$(5,343)

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

	2022

	GTT Pension Benefit	Viya Pension Benefit	Alaska Pension Benefit	Viya Postretirement Benefits	Alaska Postretirement Benefits

Projected benefit obligation	$2,038	$52,832	$11,305	$3,337	$287
Plan Net Assets	2,038	60,132	9,382	—	—
Over/ (Under) funded status of plan	$—	$7,300	$(1,923)	$(3,337)	$(287)

	2021

	GTT Pension Benefit	Viya Pension Benefit	Alaska Pension Benefit	Viya Postretirement Benefits	Alaska Postretirement Benefits

Projected benefit obligation	$15,663	$70,173	$14,788	$4,961	$382
Plan Net Assets	15,663	75,952	12,103	—	—
Over/ (Under) funded status of plan	$—	$5,779	$(2,685)	$(4,961)	$(382)

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

The fair values for the pension plan’s net assets, by asset category, at December 31, 2022 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2
Cash, cash equivalents, money markets and other	$7,572	$7,572	$—
Common stock	17,974	17,974	—
Mutual funds - fixed income	10,732	10,732	—
Mutual funds - equities	5,228	5,228	—
Fixed income securities	22,913	—	22,913
Other	7,133	7,133	—
Total	$71,552	$48,639	$22,913

The fair values for the pension plan’s net assets, by asset category, at December 31, 2021 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2
Cash, cash equivalents, money markets and other	$17,908	$17,908	$—
Common stock	28,041	28,041	—
Mutual funds - fixed income	9,599	9,599	—
Mutual funds - equities	9,299	9,299	—
Fixed income securities	32,332	—	32,332
Other	6,539	6,539	—
Total	$103,718	$71,386	$32,332

The plan’s weighted-average asset allocations at December 31, 2022 and 2021, by asset category are as follows:

	2022	2021
Cash, cash equivalents, money markets and other	11%	17%
Common stock	25	28
Mutual funds - fixed income	15	9
Mutual funds - equities	7	9
Fixed income securities	32	31
Other	10	6
Total	100%	100%

Amounts recognized on the Company’s consolidated balance sheets consist of (in thousands):

	As of December 31,
	2022		2021
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits

Accrued and current liabilities	$—	$294	$—	$370
Other Liabilities	1,923	3,068	2,687	4,616
Other Assets	7,303	—	5,780	—
Accumulated other comprehensive income, net of tax	6,191	1,589	4,419	27

Amounts recognized in accumulated other comprehensive income consist of (in thousands):

	As of December 31,
	2022		2021
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits

Unrecognized net actuarial gain	$6,268	$1,614	$3,547	$28
Accumulated other comprehensive income, pre-tax	6,268	1,614	3,547	28
Accumulated other comprehensive income, net of tax	6,191	1,589	4,419	27

Components of the plan’s net periodic pension cost are as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022		2021		2020
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$151	$124	$229	$143	$439	$139
Non-operating expense
Interest cost	2,373	139	2,043	127	2,585	163
Expected return on plan assets	(3,814)	—	(3,366)	—	(3,060)	—
Amortization of actuarial (gain) loss	—	—	—	—	—	(11)
Settlement	1,725	—	34	—	89	—
Net periodic pension cost	$435	$263	$(1,060)	$270	$53	$291

The Company is currently evaluating whether it will make any contributions to its pension and postretirement benefit plans during the year ending December 31, 2022.

The following estimated benefits, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years as indicated below (in thousands):

	Pension	Postretirement
Fiscal Year	Benefits	Benefits
2023	$6,898	$302
2024	5,379	322
2025	4,816	341
2026	4,922	253
2027	5,099	279
2027-2031	23,805	1,465
Total	$50,919	$2,962

Multi-employer Defined Benefit Plan

Certain employees of the Company’s US Telecom participate in the Alaska Electrical Pension Plan (“AEPF”). The Company pays the AEPF a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer.

The following table provides additional information about the AEPF multi-employer pension plan.

Plan name	Alaska Electrical Pension Plan
Number of employees covered	505
Pension Protection Act zone status at the plan's year-end:
December 31, 2022	Green
December 31, 2021	Green
Plan subject to funding improvement plan	No
Plan subject to rehabilitation plan	No
Employer subject to contribution surcharge	No
Company contributions to the plan for the year ended:
December 31, 2022	$ 6.6 million
December 31, 2021	$ 3.1 million
Name and expiration date of collective bargaining agreements requiring contributions to the plan:
Collective Bargaining Agreement Between Alaska
Communications Systems and Local Union 1547 IBEW	December 31, 2023
Outside Agreement Alaska Electrical Construction between
Local Union 1547 IBEW and Alaska Chapter National
Electrical Contractors Association Inc.	June 30, 2022
Inside Agreement Alaska Electrical Construction between
Local Union 1547 IBEW and Alaska Chapter National
Electrical Contractors Association Inc.	October 31, 2022

The Company’s contributions to the plan in 2022 and 2021 represent greater than 5% of the total contributions to the plan. The Company cannot accurately project any change in the plan status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market. Minimum required future contributions to the AEPF are subject to the number of employees in each classification and base compensation of employees in future years.

13. COMMITMENTS AND CONTINGENCIES

Regulatory and Litigation Matters

The Company and its subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. Historically, the Company’s subsidiary, GTT, has been subject to other long-standing litigation proceedings and disputes in Guyana that have not yet been resolved. The Company believes that, except for the items discussed below, for which the Company is currently unable to predict the final outcome, the disposition of matters currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

Beginning in 2006, the National Frequency Management Unit (now the Telecommunications Agency , or the “NFMU/TA”) and GTT have been engaged in discussions regarding the amount of and methodology for calculation of spectrum fees payable by GTT in Guyana. Since that time, GTT has made payments of, undisputed spectrum fees as amounts invoiced by the NFMU/TA. There have been limited further discussions on the subject of a revised spectrum fee methodology with the Telecommunications Agency and GTT awaits the determination of such fees.

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

GTT has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GTT’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. Digicel filed counterclaims alleging that GTT has violated the terms of the interconnection agreement and Guyana laws. These suits, filed in 2010 and 2012, have been consolidated with Digicel’s constitutional challenge described above, however, the Company cannot accurately predict at this time when the consolidated suit will reach a court of final determination.

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority (the “GRA”) dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. GTT’s position has been upheld by various High Court rulings made in its favor including most recently in December 2021, when an assessment relating to 2010-2016 was quashed and declared to have no legal effect. GTT has maintained that it has no unpaid corporation tax due to the GRA and that any liability GTT might be found to have with respect to the disputed tax assessments, as alleged by the GRA in the aggregate amount of $32 million net of interest, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods. Several High Court rulings in the favor of GTT have been appealed by the GRA and the Company believes that some adverse outcome in these or pending unheard matters could occur.

On May 20, 2021, the Company was served with a notice of application for enforcement of a foreign judgment with respect to a matter brought by the Trinidad & Tobago Electric Commission (“TTEC”) in the High Court of Justice in the Republic of Trinidad and Tobago in August 2013 against GTT and other defendants, alleging breach of contract due to GTT’s failure to pay TTEC in connection with amounts alleged to be owed as reimbursement for cable repair costs. In December 2022, GTT settled this matter with TTEC.

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

Alaska Communications also received a Letter of Inquiry on March 18, 2018, and subsequent follow up information requests, from the FCC Enforcement Bureau requesting historical information regarding Alaska Communications’ participation in the FCC’s Rural Health Care Support Program. The Company is engaged in discussions with the FCC’s Enforcement Bureau and will continue to work constructively to provide it the information it is seeking. Any adverse outcome with respect to the FCC Enforcement Bureau’s inquiry may have an adverse impact the Company’s business, financial condition, results of operations, or liquidity.

With respect to all of the foregoing matters, the Company believes that some adverse outcome is probable and has accordingly accrued $14.7 million as of December 31, 2022 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Other Obligations

The Company has obligations under non-cancellable contracts for network facilities and transport services, agreements for software licensing, as well as certain agreements to purchase goods or services. Future minimum payments required under these commitments are as follows at December 31, 2022 (in thousands):

2023	$92,712
2024	61,809
2025	61,979
2026	26,811
2026	24,314
Thereafter	106,535
Total obligations	$374,160

14. SEGMENT REPORTING

Through December 31, 2022, the Company has the following three reportable and operating segments: i) US Telecom, ii) International Telecom, and iii) Renewable Energy.

The following tables provide information for each operating segment (in thousands):

For the Year Ended December 31, 2022

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy (1)	Other (2)	Consolidated
Revenue
Communication Services
Mobility - Business	$14,830	$1,228	$—	$—	$16,058
Mobility - Consumer	87,601	6,359	—	—	93,960
Total Mobility	102,431	7,587	—	—	110,018
Fixed - Business	69,903	126,735	—	—	196,638
Fixed - Consumer	163,408	78,338	—	—	241,746
Total Fixed	233,311	205,073	—	—	438,384
Carrier Services	13,459	128,864	—	—	142,323
Other	1,450	46	—	—	1,496
Total Communication Services Revenue	350,651	341,570	—	—	692,221
Construction	—	15,762	—	—	15,762
Other
Renewable Energy	—	—	—	—	—
Managed Services	4,930	12,832	—	—	17,762
Total Other Revenue	4,930	12,832	—	—	17,762
Total Revenue	355,581	370,164	—	—	725,745
Depreciation	56,568	75,020	—	3,549	135,137
Amortization of intangibles from acquisitions	1,572	11,444	—	—	13,016
Non-cash stock-based compensation	240	387	—	6,779	7,406
Operating income (loss)	52,011	(5,655)	(801)	(37,613)	7,942

For the Year Ended December 31, 2021

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy (1)	Other (2)	Consolidated
Revenue
Communication Services
Mobility - Business	$6,983	$1,402	$—	$—	$8,385
Mobility - Consumer	86,384	7,532	—	—	93,916
Total Mobility	93,367	8,934	—	—	102,301
Fixed - Business	67,458	53,283	—	—	120,741
Fixed - Consumer	166,005	41,897	—	—	207,902
Total Fixed	233,463	95,180	—	—	328,643
Carrier Services	9,937	107,793	—	—	117,730
Other	946	—	—	—	946
Total Communication Services Revenue	337,713	211,907	—	—	549,620
Construction	—	35,889	—	—	35,889
Other
Construction	—	—	—	—	—
Renewable Energy	—	—	417	—	417
Managed Services	5,146	11,635	—	—	16,781
Total Other Revenue	5,146	11,635	417	—	17,198
Total Revenue	342,859	259,431	417	—	602,707
Depreciation	53,858	43,604	188	5,081	102,731
Amortization of intangibles from acquisitions	1,648	6,127	—	—	7,775
Non-cash stock-based compensation	128	271	22	6,160	6,581
Operating income (loss)	33,899	(14,016)	(2,459)	(32,450)	(15,026)

For the Year Ended December 31, 2020

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy (1)	Other (2)	Consolidated
Revenue
Communication Services
Mobility - Business	$4,319	$404	$—	$—	$4,723
Mobility - Consumer	78,817	9,222	—	—	88,039
Total Mobility	83,136	9,626	—	—	92,762
Fixed - Business	67,776	10,237	—	—	78,013
Fixed - Consumer	162,599	12,032	—	—	174,631
Total Fixed	230,375	22,269	—	—	252,644
Carrier Services	7,120	79,448	—	—	86,568
Other	1,535	—	—	—	1,535
Total Communication Services Revenue	322,166	111,343	—	—	433,509
Construction	—	10,913	—	—	10,913
Other
Renewable Energy	—	—	4,555	—	4,555
Managed Services	6,467	—	—	—	6,467
Total Other Revenue	6,467	—	4,555	—	11,022
Total Revenue	328,633	122,256	4,555	—	455,444
Depreciation	54,477	23,325	2,216	6,486	86,504
Amortization of intangibles from acquisitions	1,807	—	—	—	1,807
Non-cash stock-based compensation	49	15	262	5,586	5,912
Operating income (loss)	58,924	7,971	(23,749)	(33,966)	9,180

	International	US	Renewable	Corporate and
	Telecom	Telecom	Energy (1)	Other (2)	Consolidated
December 31, 2022
Cash, cash equivalents, and short-term investments	$25,345	$22,679	$462	$6,474	$54,960
Total current assets	105,324	116,038	478	7,848	229,688
Fixed assets, net	462,447	585,969	—	7,538	1,055,954
Goodwill	4,835	35,269	—	—	40,104
Total assets	643,664	980,543	14,429	69,233	1,707,869
Total current liabilities	86,738	119,755	361	26,326	233,180
Total debt	59,659	308,589	—	99,000	467,248
December 31, 2021
Cash, cash equivalents, and short-term investments	$43,128	$28,486	$659	$7,628	$79,901
Total current assets	108,677	111,741	3,585	8,614	232,617
Fixed assets, net	452,856	480,250	—	10,103	943,209
Goodwill	4,835	35,269	—	—	40,104
Total assets	630,515	877,041	17,481	83,567	1,608,604
Total current liabilities	91,090	108,950	356	20,548	220,944
Total debt	64,243	240,802	—	61,499	366,544

(1)	See Note 5 for a discussion of the Company’s disposition of its International Solar Business.
(2)	Reconciling items refer to corporate overhead expenses and consolidating adjustments.

	Capital Expenditures

	International	US	Corporate and
Year ended December 31,	Telecom	Telecom	Other (1)	Consolidated
2022	$70,385	$96,589	$1,045	$168,019
2021	49,985	53,235	2,922	106,142
(1)	Reconciling items refer to corporate overhead expenses and consolidating adjustments.

The table below identifies the Company’s revenues and long-lived assets by geographic location. The Company attributes revenue to geographic location based on location of the customer (in thousands):

	2022		2021		2020
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

US	$370,204	$927,177	$259,430	$840,251	$122,256	$308,138
Guyana	113,816	174,719	108,338	152,627	103,071	141,487
US Virgin Islands	93,264	209,101	94,310	210,448	90,368	230,630
Bermuda	110,337	100,125	104,671	107,885	103,471	116,346
Other Foreign Countries	38,124	67,058	35,958	64,775	36,278	47,045
	$725,745	$1,478,180	$602,707	$1,375,986	$455,444	$843,646

SCHEDULE II

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in Thousands)

	Balance at	Purchase	Charged to		Balance
	Beginning	Price	Costs and		at End
	of Year	Accounting	Expenses	Deductions	of Year
YEAR ENDED, December 31, 2020
Description:
Valuation allowance on foreign net operating losses and other deferred taxes	$39,406	$—	$775	$9,167	$31,014
Allowance for credit losses	12,724	—	5,010	5,613	12,121
	$52,130	$—	$5,785	$14,780	$43,135
YEAR ENDED, December 31, 2021
Description:
Valuation allowance on foreign net operating losses and other deferred taxes	$31,014	$—	$2,628	$—	$33,642
Allowance for credit losses	12,121	—	4,850	3,086	13,885
	$43,135	$—	$7,478	$3,086	$47,527
YEAR ENDED, December 31, 2022
Description:
Valuation allowance on foreign net operating losses and other deferred taxes	$33,642	$—	$2,653	$536	$35,759
Allowance for credit losses	13,885	—	6,695	5,409	15,171
	$47,527	$—	$9,348	$5,945	$50,930