Form 10-Q
period 2023-03-31
ATN International, Inc.
filed 2023-05-10
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the registrant had outstanding 15,738,576 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended March 31, 2023

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations, including our expectations regarding the benefits of our acquisition of Alaska Communications; the impact of federal support program revenues; expectations regarding future revenue, operating income, EBITDA and capital expenditures; expectations regarding our ability to refinance our existing debt and/or obtain additional financing on or before the maturity of our 2019 CoBank Credit Facility; the competitive environment in our key markets, demand for our services and industry trends; our expectations regarding construction progress under our agreement as part of the FirstNet Transaction and the effect such progress will have on our financial results; expectations regarding litigation; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to successfully transition our U.S. Telecom business away from wholesale wireless to other carrier and consumer-based services; (2) our ability to replace and remove all ZTE equipment in our U.S. network, as required by the FCC in a timely and cost-effective manner; (3) the general performance of our operations, including operating margins, revenues, capital expenditures, and the retention of and future growth of our subscriber base and average revenue per user; (4) our ability to realize cost synergies and expansion plans for our newly acquired Alaska Communications business; (5) our ability to satisfy the needs and demands of our major carrier customers; (6) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes in the telecommunications industry; (7) government funding and subsidy program availability and regulation of our businesses, which may impact our revenue, expansion plans and operating costs; (8) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (9) economic, political and other risks and opportunities facing our operations, including those resulting from the pandemic, geopolitical tensions, including the invasion of Ukraine, and from inflation, including increased costs and supply chain disruptions; (10) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (11) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals; (12) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage for our assets; (13) increased competition;  (14) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (15) our continued access to capital and credit markets, including our ability to extend or refinance our current credit facility; 16) our ability to successfully recognize the expected benefits of our acquisition of Sacred Wind Enterprises.  These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” in each of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023, and the other reports we file from time to time with the SEC.  The Company undertakes no obligation and have no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$56,016	$54,660
Restricted cash	4,961	5,068
Short-term investments	300	300
Accounts receivable, net of allowances for credit losses of $16.0 million and $15.2 million, respectively	84,483	86,816
Customer receivable	6,083	5,803
Inventory, materials and supplies	18,485	17,902
Prepayments and other current assets	61,224	59,139
Total current assets	231,552	229,688
Fixed Assets:
Property, plant and equipment	2,001,455	1,977,978
Less accumulated depreciation	(945,092)	(922,024)
Net fixed assets	1,056,363	1,055,954
Telecommunication licenses, net	113,698	113,698
Goodwill	40,104	40,104
Intangible assets, net	28,823	31,992
Operating lease right-of-use assets	101,953	108,702
Customer receivable - long term	45,681	46,706
Other assets	81,841	81,025
Total assets	$1,700,015	$1,707,869
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$11,537	$6,173
Current portion of customer receivable credit facility	6,574	6,073
Accounts payable and accrued liabilities	118,240	155,224
Dividends payable	3,323	3,310
Accrued taxes	13,611	7,335
Current portion of lease liabilities	13,785	15,457
Advance payments and deposits	38,314	39,608
Total current liabilities	205,384	233,180
Deferred income taxes	26,697	28,650
Lease liabilities, excluding current portion	78,360	83,319
Other liabilities	137,148	138,420
Customer receivable credit facility, net of current portion	41,533	39,275
Long-term debt, excluding current portion	453,144	415,727
Total liabilities	942,266	938,571
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	56,197	55,152
Common redeemable noncontrolling interests	37,026	37,317
Total redeemable noncontrolling interests	93,223	92,469
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,679,616 and 17,584,057 shares issued, respectively, 15,787,337 and 15,763,341 shares outstanding, respectively	173	173
Treasury stock, at cost; 1,892,279 and 1,820,716 shares, respectively	(76,665)	(73,825)
Additional paid-in capital	200,015	198,449
Retained earnings	437,030	449,806
Accumulated other comprehensive income	6,690	6,210
Total ATN International, Inc. stockholders’ equity	567,243	580,813
Noncontrolling interests	97,283	96,016
Total equity	664,526	676,829
Total liabilities, redeemable noncontrolling interests and equity	$1,700,015	$1,707,869

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended March 31,
	2023	2022
REVENUE:
Communication services	$181,308	$166,543
Construction	590	1,987
Other	3,876	3,489
Total revenue	185,774	172,019
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	79,040	73,011
Cost of construction revenue	588	2,033
Selling, general and administrative	61,348	54,882
Stock-based compensation	1,778	1,461
Transaction-related charges	13	554
Restructuring expenses	2,887	—
Depreciation and amortization	36,404	33,292
Amortization of intangibles from acquisitions	3,247	3,258
(Gain) Loss on disposition of long-lived assets	(167)	3,420
Total operating expenses	185,138	171,911
Income from operations	636	108
OTHER INCOME (EXPENSE)
Interest income	182	51
Interest expense	(8,807)	(3,363)
Other income	194	4,199
Other income (expense)	(8,431)	887
INCOME (LOSS) BEFORE INCOME TAXES	(7,795)	995
Income tax (benefit) expense	(740)	2,952
NET LOSS	(7,055)	(1,957)
Net loss attributable to noncontrolling interests, net of tax benefit of $(0.6) million and $(0.5) million respectively	1,170	1,009
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(5,885)	$(948)
NET LOSS PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(0.44)	$(0.13)
Diluted	$(0.44)	$(0.13)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,768	15,708
Diluted	15,768	15,708
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.21	$0.17

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

(In Thousands)

	Three months ended March 31,
	2023	2022
Net loss	$(7,055)	$(1,957)
Other comprehensive income:
Foreign currency translation adjustment	111	256
Reclassification of loss on pension settlement	369	—
Unrealized gain on derivatives	—	166
Other comprehensive income, net of tax	480	422
Comprehensive loss	(6,575)	(1,535)
Less: Comprehensive loss attributable to noncontrolling interests	1,170	1,009
Comprehensive loss attributable to ATN International, Inc.	$(5,405)	$(526)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31 2023 AND 2022

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2022	$173	$(73,825)	$198,449	$449,806	$6,210	$580,813	$96,016	$676,829
Purchase of 71,563 shares of common stock	—	(2,840)	—	—	—	(2,840)	—	(2,840)
Stock-based compensation	—	—	1,634	—	—	1,634	144	1,778
Dividends declared on common stock ($0.21 per common share)	—	—	—	(3,315)	—	(3,315)	—	(3,315)
Repurchase of noncontrolling interests	—	—	(68)	—	—	(68)	(527)	(595)
Deemed dividend - redeemable preferred units	—	—	—	(1,045)	—	(1,045)	—	(1,045)
Deemed dividend - redeemable common units	—	—	—	(2,531)	—	(2,531)	2,820	289
Comprehensive income:
Net loss	—	—	—	(5,885)	—	(5,885)	(1,170)	(7,055)
Other comprehensive income	—	—	—	—	480	480	—	480
Total comprehensive income (loss)	—	—	—	(5,885)	480	(5,405)	(1,170)	(6,575)
Balance, March 31, 2023	$173	$(76,665)	$200,015	$437,030	$6,690	$567,243	$97,283	$664,526

Balance, December 31, 2021	$172	$(71,714)	$192,132	$475,887	$4,773	$601,250	$101,003	$702,253
Purchase of 56,284 shares of common stock	—	(2,081)	—	—	—	(2,081)	—	(2,081)
Stock-based compensation	—	—	1,310	—	—	1,310	150	1,460
Dividends declared on common stock ($0.17 per common share)	—	—	—	(2,675)	—	(2,675)	(263)	(2,938)
Repurchase of noncontrolling interests	—	—	(278)	—	—	(278)	(2,205)	(2,483)
Accrued dividend - redeemable preferred units	—	—	—	(1,116)	—	(1,116)	—	(1,116)
Deemed dividend - redeemable common units	—	—	—	—	—	—	—	—
Comprehensive income:
Net income (loss)	—	—	—	(2,040)	—	(2,040)	83	(1,957)
Other comprehensive income (loss)	—	—	—	—	422	422	—	422
Total comprehensive income (loss)	—	—	—	(2,040)	422	(1,618)	83	(1,535)
Balance, March 31, 2022	$172	$(73,795)	$193,164	$470,056	$5,195	$594,792	$98,768	$693,560

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In Thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,055)	$(1,957)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	36,404	33,292
Amortization of intangibles from acquisitions	3,247	3,258
Provision for doubtful accounts	1,378	1,913
Amortization of debt discount and debt issuance costs	569	501
(Gain) loss on disposition of long-lived assets	(167)	3,420
Stock-based compensation	1,778	1,461
Deferred income taxes	(1,953)	191
Loss on pension settlement	369	—
Gain on equity investments	(315)	(4,222)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	3,573	1,677
Customer receivable	745	(746)
Prepaid income taxes	679	6,206
Accrued taxes	6,953	2,763
Materials and supplies, prepayments, and other current assets	(3,503)	(5,330)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(24,548)	(27,465)
Other assets	141	(325)
Other liabilities	(2,283)	(3,249)
Net cash provided by operating activities	16,012	11,388
Cash flows from investing activities:
Capital expenditures	(50,598)	(34,220)
Government capital programs
Amounts disbursed	(2,127)	(248)
Amounts received	593	—
Purchases of strategic investments	(630)	—
Net cash used in investing activities	(52,762)	(34,468)
Cash flows from financing activities:
Dividends paid on common stock	(3,310)	(2,672)
Distributions to noncontrolling interests	—	(263)
Payment of debt issuance costs	(119)	—
Finance lease payment	(249)	(338)
Term loan - repayments	(1,171)	(938)
Revolving credit facility – borrowings	57,553	36,500
Revolving credit facility – repayments	(14,000)	(15,500)
Proceeds from customer receivable credit facility	4,300	8,000
Repayment of customer receivable credit facility	(1,570)	(1,003)
Purchases of common stock – stock- based compensation	(1,433)	(1,136)
Purchases of common stock – share repurchase plan	(1,407)	(941)
Repurchases of noncontrolling interests	(595)	(2,481)
Net cash provided by financing activities	37,999	19,228
Net change in cash, cash equivalents, and restricted cash	1,249	(3,852)
Total cash, cash equivalents, and restricted cash, beginning of period	59,728	80,697
Total cash, cash equivalents, and restricted cash, end of period	$60,977	$76,845
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$16,208	$13,221

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

As of March 31, 2023, the Company offered the following types of services to its customers:

●	Mobility Telecommunications Services. The Company offers mobile communications services over its wireless networks and related equipment (such as handsets) to both its business and consumer customers.

●	Fixed Telecommunications Services. The Company provides fixed data and voice telecommunications services to business and consumer customers. These services include consumer broadband and high-speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. The Company delivers services to other telecommunications providers such as the leasing of critical network infrastructure, such as tower and transport facilities, wholesale roaming, site maintenance and international long-distance services.

●	Managed Services. The Company provides information technology services such as network, application, infrastructure and hosting services to both its business and consumer customers to complement its fixed services in its existing markets.

As was previously disclosed, and effective January 27, 2021, the Company no longer provides distributed generation solar power to commercial and industrial customers. These operations were the only operations within the Company’s Renewable Energy segment. As such, the Company no longer identifies the Renewable Energy segment as an operating segment and now has only two operating segments to manage and review its operations and to facilitate investor presentations of its results.  These two operating segments are as follows:

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

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served during the three months ended March 31, 2023:

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

Liquidity

The Company’s 2019 CoBank Credit Facility matures on April 10, 2024, which is within twelve months of the issuance of these consolidated financial statements. At March 31, 2023, the Company owed $122.0 million for amounts drawn under the credit facility. For the year ended December 31, 2022, the Company generated positive cash flows from operating activities of $102.9 million. At March 31, 2023, the Company had $56.0 million of unrestricted cash and cash equivalents and $5.0 million of restricted cash. If the Company is unable to refinance its existing debt or obtain additional financing on or before the maturity of the 2019 CoBank Credit Facility, this could impact the Company’s ability to meet its obligations coming due within one year after issuance of these consolidated financial statements. Management is actively pursuing debt financing options which would extend the maturity date of the 2019 CoBank Credit Facility and may increase its capacity, and management expects to complete this financing process during 2023. In the event the Company is unable to refinance or replace its 2019 CoBank Credit Facility, the Company has additional actions at its discretion, including reducing capital expenditures not required to sustain current network operations, reducing operating cash outflows such as marketing and general and administrative expenses, and pursuing equity financing through issuance of equity securities in public markets. However, management does not currently believe these additional actions will be required to be implemented due to its debt refinancing plans.

In light of the plans discussed above, management believes it is probable the Company will meet its obligations as they come due for a minimum of twelve months from the issuance date of these consolidated financial statements. However, if the Company were unable to refinance its existing debt, obtain additional financing, or implement the above plans, as needed, there could be an adverse impact on the Company’s operations.

Restructuring Expense

In connection with the repositioning of the Company’s legacy wholesale roaming operations in its US Telecom segment, the Company recorded a $2.9 million restructuring charge during the three months ended March 31, 2023 related to the decommissioning of certain cell sites. The charge is recorded in the Restructuring Expense on the Company’s statement of operations. As of March 31, 2023, the Company paid $0.5 million, recorded a gain of $0.3 million on lease termination, and accrued $2.7 million of the restructuring expenses. In conjunction with the restructuring the Company terminated $5.0 million of lease right of use assets and $5.3 million of lease liabilities from its balance sheet.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for the periods described therein. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023.

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

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the periods presented below.

	Three months ended
	March 31, 2023	March 31, 2022
Services transferred over time
US Telecom	$81,072	$72,290
International Telecom	85,680	81,302
Total	166,752	153,592
Goods and services transferred at a point in time
US Telecom	2,546	3,597
International Telecom	3,259	2,723
Total	5,805	6,320
Total revenue accounted for under ASC 606	172,557	159,912

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized. Mobility and Fixed revenue for postpaid customers is generally billed one month in advance and recognized over the period that the corresponding service is rendered to customers. To the extent the service is not provided by the reporting date the amount is recognized as a contract liability. Prepaid service, including Mobility services, sold to customers is recorded as deferred revenue prior to the commencement of services. Contract liabilities also include certain long term fixed business and carrier service customer contracts. Contract liabilities are recorded in advanced payments and deposits and other liabilities on the Company’s balance sheets.

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

Contract assets and liabilities consisted of the following (amounts in thousands):

	March 31, 2023	December 31, 2022	$ Change	% Change
Contract asset – current	$3,010	$2,932	$78	3%
Contract asset – noncurrent	3,734	3,775	(41)	(1)%
Contract liability – current	(26,086)	(27,284)	1,198	4%
Contract liability – noncurrent	(70,444)	(72,543)	2,099	3%
Net contract liability	$(89,786)	$(93,120)	$3,334	4%

The contract asset – current is included in prepayments and other current assets and the contract asset – noncurrent is included in other assets on the Company’s balance sheet. The contract liability – current is included in advance payments and deposits and the contract liability – noncurrent is included in other liabilities on the Company’s balance sheet. The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and recognition of deferred revenue. During the three months ended March 31, 2023, the Company recognized revenue of $14.8 million related to its December 31, 2022 contract liability and amortized $0.7 million of the December 31, 2022 contract asset to revenue.

Contract Acquisition Costs

The March 31, 2023 balance sheet includes contract acquisition costs of $9.0 million in other assets. During the three months ended March 31, 2023 and 2022, the Company amortized $1.1 million and $0.8 million, respectively, of contract acquisition costs.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear Mobility contracts, which include a promotional discount, Managed Services contracts, and the Company’s Carrier Services construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $286 million and $312 million at March 31, 2023 and December 31, 2022, respectively. The Company expects to satisfy approximately 50% of the remaining performance obligations and recognize the transaction price within 24 months and the remainder thereafter.

The Company has certain Mobility, Fixed, and Carrier Services contracts where the transaction price is allocated to remaining performance obligations. However, the Company omits these contracts from its disclosure by applying the right to invoice, one year or less, and wholly unsatisfied performance obligation practical expedients.

Disaggregation

The Company's revenue is presented on a disaggregated basis in Note 13 based on an evaluation of disclosures outside the financial statements, information regularly reviewed by the chief operating decision makers for evaluating the financial performance of operating segments and other information that is used for performance evaluation and resource allocations. This includes revenue from Communication Services, Construction, and Other revenue. Communication Services revenue is further disaggregated into business and consumer Mobility, business and consumer Fixed, Carrier Services, and Other services. Other revenue is further disaggregated into Managed Services revenue.

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

At March 31, 2023, the Company had gross accounts receivable of $152.3 million, an allowance for credit losses of $16.0 million and a receivable under the FirstNet Agreement totaling $51.8 million of which $6.1 million was current and $45.7 million was long-term. At December 31, 2022, the Company had gross accounts receivable of $154.5 million, an allowance for credit losses of $15.2 million and a receivable under the FirstNet Agreement totaling $52.5 million, of which $5.8 million was current and $46.7 million was long-term. The Company monitors receivables through the use of historical operating data adjusted for the expectation of future performance as appropriate. Activity in the allowance for credit losses is below:

	Three months ended
	March 31, 2023	March 31, 2022

Balance at beginning of period	$15,171	$13,885
Current period provision for expected losses	1,378	1,913
Write-offs charged against the allowance	(591)	(862)
Recoveries collected	74	108
Balance at end of period	$16,032	$15,044

4. LEASES

Lessee Disclosure

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between three and 10 years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Operating lease cost:
Operating lease cost	$5,981	$6,142
Short-term lease cost	677	509
Variable lease cost	662	804
Total operating lease cost	$7,320	$7,455

Finance lease cost:
Amortization of right-of-use asset	$699	$797
Variable costs	203	248
Interest costs	84	102
Total finance lease cost	$986	$1,147

During the three months ended March 31, 2023 and 2022, the Company paid $5.0 million and $5.6 million, respectively, for operating lease liabilities. During the three months ended March 31, 2023 and 2022, the Company recorded $2.9 million and $3.7 million, respectively, of operating lease liabilities arising from ROU assets. During the three months ended March 31, 2023, in conjunction with the restructuring activities the Company terminated $5.0 million of lease right of use assets, $5.3 million of lease liabilities from its balance sheet, and recorded a gain of $0.3 million in the restructuring expense line of its statement of operations.

At March 31, 2023, finance leases with a cost of $27.5 million and accumulated amortization of $14.1 million were included in property, plant and equipment. During the three months ended March 31, 2023, the Company paid $0.2 million of financing cash flows, $0.9 million of investing cash flows and $0.1 million of operating cash flows for finance lease liabilities. At March 31, 2023, finance leases had a lease liability of $5.1 million, of which $1.0 million was current.

At December 31, 2022, finance leases with a cost of $26.6 million and accumulated amortization of $13.5 million were included in property, plant and equipment.

The weighted average remaining lease terms and discount rates as of March 31, 2023 and December 31, 2022 are noted in the table below:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases	13.1 years	12.4 years
Financing leases	9.3 years	9.3 years

Weighted-average discount rate
Operating leases	6.1%	6.0%
Financing leases	6.9%	6.7%

Maturities of lease liabilities as of March 31, 2023 were as follows (in thousands):

	Operating Leases	Financing Leases
2023 (excluding the three months ended March 31, 2023)	12,977	1,045
2024	17,023	1,240
2025	13,897	972
2026	9,771	504
2027	7,708	495
Thereafter	79,134	2,651
Total lease payments	140,510	6,907
Less imputed interest	(53,450)	(1,822)
Total	$87,060	$5,085

Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

	Operating Leases	Financing Leases
2023	$19,417	$1,403
2024	17,836	1,342
2025	14,805	978
2026	10,505	504
2027	8,096	495
Thereafter	76,452	2,651
Total lease payments	147,111	7,373
Less imputed interest	(53,794)	(1,914)
Total	$93,317	$5,459

As of March 31, 2023, the Company did not have any material operating or finance leases that have not yet commenced.

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its cell sites and buildings. For the three months ended March 31, 2023 and 2022, the Company recorded $1.9 million and $1.0 million, respectively, of lease income from agreements in which the Company is the lessor. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated:

2023 (excluding the three months ended March 31, 2023)	$4,609
2024	5,891
2025	5,716
2026	5,410
2027	4,267
Thereafter	14,360
Total future lease payments	$40,253

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

6. ACQUISITIONS AND DISPOSITIONS

US Telecom

Acquisition of Sacred Wind Enterprises

On November 7, 2022, the Company’s newly formed wholly owned subsidiary Alloy, Inc. (Alloy”) acquired all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), Inc., a rural telecommunications provider in New Mexico for $44.6 million of consideration (“Sacred Wind Transaction”). The purchase price allocation was finalized during the three months ended March 31, 2023. As part of the Sacred Wind Transaction, the Company transferred consideration of $18.0 million of cash, net of $9.4 million of cash acquired, $14.8 million of redeemable noncontrolling interests, and $3.7 million of contingent consideration less $1.3 million of receivables related to working capital adjustments. Upon completion of the Sacred Wind Transaction, the former Sacred Wind shareholders own 6% of the Alloy equity. This equity is classified as redeemable noncontrolling interests in the Company’s financial statements because the holders have an option, beginning in 2026, to put the equity interest to a subsidiary of the Company at the then fair market value. The redeemable noncontrolling interests do not have preference relative to other equity units and participate in gains and losses in Alloy. The contingent consideration is earned based on certain operating metrics of Sacred Wind beginning in 2025 through 2027. The fair value of the contingent consideration was calculated using discounted cash flow analysis based on a range of probability weighted outcomes. The Company funded the acquisition with borrowings under its CoBank Credit Facility and assumed $31.6 million of Sacred Wind debt, to the United States of America administered through the Rural Utilities Service.

The table below represents the purchase price allocation of the total consideration transferred to the acquired assets and assumed liabilities based on management’s estimate of their acquisition date fair values (amounts in thousands):

Consideration Transferred	$44,560
Preliminary purchase price allocation:
Cash and cash equivalents	2,619
Restricted cash	6,747
Current assets	4,888
Operating lease right of use assets	989
Fixed assets	85,255
Intangible assets	1,232
Current liabilities	(10,176)
Lease liabilities	(967)
Deferred taxes	(14,388)
Debt	(31,639)
Net assets acquired	$44,560

The acquired fixed assets are comprised of telecommunication equipment located in the Southwest United States. The fixed assets were valued using the income and cost approaches. Cash flows were discounted between 7% and 12% based on the risk associated with the cash flows to determine fair value under the income approach. The fixed assets have useful lives ranging from 1 to 25 years. The intangible assets include a $0.6 million trade name. The estimated fair value of the trade name was determined using the relief from royalty method. The useful life of the trade name is 5 years. The acquired receivables consist of trade receivables incurred in the ordinary course of business. The Company expects to collect the full amount of the receivables. Current liabilities includes $6.5 million of deposits received under government grant programs that will be used to construct fixed assets in future periods.

The Company incurred $0.8 million of transaction-related charges pertaining to legal, accounting, consulting services, and employee related costs associated with the transaction during the year ended December 31, 2022.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are summarized as follows (in thousands):

	March 31, 2023
	Significant Other
	Quoted Prices in	Unobservable
	Active Markets	Inputs
Description	(Level 1)	(Level 3)	Total
Short term investments	$300	$—	$300
Other investments	—	1,694	1,694
Alaska Communications redeemable common units	—	(22,266)	(22,266)
Alloy redeemable common units	—	(14,760)	(14,760)
Warrants on Alaska Communications redeemable common units	—	(654)	(654)
Total assets and liabilities measured at fair value	$300	$(35,986)	$(35,686)

	December 31, 2022
	Significant Other
	Quoted Prices in	Unobservable
	Active Markets	Inputs
Description	(Level 1)	(Level 3)	Total
Short term investments	$300	$—	$300
Other investments	—	1,616	1,616
Alaska Communications redeemable common units	—	(22,557)	(22,557)
Alloy redeemable common units	—	(14,760)	(14,760)
Warrants on Alaska Communications redeemable common units	—	(654)	(654)
Total assets and liabilities measured at fair value	$300	$(36,355)	$(36,055)

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

	Investments without a readily determinable fair value	Fair value investments	Equity investments	Total
Balance, December 31, 2022	$22,590	$1,616	$13,963	$38,169
Income recognized	—	77	238	315
Contributions	—	—	630	630
Foreign currency gain	—	—	111	111
Balance, March 31, 2023	$22,590	$1,693	$14,942	$39,225

Balance, December 31, 2021	$17,820	$1,925	$28,699	$48,444
Income (loss) recognized	—	99	(662)	(563)
Foreign currency gain	—	—	256	256
Gain recognized	4,770	—	—	4,770
Balance, March 31, 2022	$22,590	$2,024	$28,293	$52,907

These investments are included with other assets on the consolidated balance sheets.

Redeemable Common Units and Warrants

The Company has issued redeemable common units, and warrants to purchase additional common units, in consolidated subsidiaries of the Company. The instruments are redeemable at the option of the holder. Both the common units and warrants to purchase common units are recorded at fair value in the Company’s financial statements. The common units are recorded in redeemable noncontrolling interest and the warrants are recorded in other liabilities on the Company’s balance sheets. The put options for the Alloy redeemable common units begins in 2026. The put options for the Alaska Communications redeemable common units begin the earlier of a public offering or 2028. The Company calculates the fair value of the instruments using a market approach with Level 3 inputs.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of long-term debt is estimated using Level 2 inputs. At March 31, 2023, the fair value of long-term debt, including the current portion, was $519.0 million and its book value was $512.8 million. At December 31, 2022, the fair value of long-term debt, including the current portion, was $473.7 million and its book value was $467.2 million.

8. LONG-TERM DEBT

CoBank Credit Facility

On April 10, 2019, the Company entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (as amended, the “2019 CoBank Credit Facility”). The 2019 CoBank Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility. Approximately $24.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of March 31, 2023. The 2019 CoBank Credit Facility matures on April 10, 2024. Refer to Liquidity disclosure in Note 1 regarding the maturity of the facility.

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

On November 7, 2022, the Company further amended the 2019 CoBank Credit Facility to allow for the incurrence of certain indebtedness related to payment guarantees in connection with its Replace and Remove project.

On December 28, 2022, the Company further amended the 2019 CoBank Credit Facility, effective November 7, 2022, to allow for certain transactions contemplated with the Sacred Wind Transaction.

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

As of March 31, 2023, the Company was in compliance with all of the financial covenants, had $122.0 million outstanding and $54.0 million of availability in connection with the 2019 CoBank Credit Facility. There are no outstanding interest rate hedge agreements under the 2019 CoBank Credit Facility as of March 31, 2023.

Letter of Credit Facility

On November 14, 2022, the Company entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of the Company and its subsidiaries. As of March 31, 2023, $4.2 million of Standby Letters of Credit had been issued under this agreement.

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

As of March 31, 2023, Alaska Communications had drawn $17.0 million on its Revolving Credit Commitment and had $58.0 million is available to draw.  The Term Loan balance was $230.0 million and principal payments commence in the fourth quarter of 2023. Both facilities mature on July 22, 2026

In addition to the above changes, the ACS Amendment replaced the calculation of interest from an applicable margin applied to LIBOR with the same applicable margin applied to the Secured Overnight Financing Rate (“SOFR”) plus a 10-basis point adjustment.

The Company capitalized $7.3 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $5.0 million were unamortized as of March 31, 2023.

The Alaska Credit Facility also provides for incremental facilities up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve-month Consolidated EBITDA (as defined in the Alaska Credit Facility).

The key terms and conditions of the Alaska Credit Facility include the following:

●	Amounts outstanding bear an interest rate of the forward-looking SOFR rate with a one month interest period, plus the SOFR Spread Adjustment of 10 basis points, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or an alternate base rate may be selected at a margin that is 1% lower than the counterpart SOFR margin;

●	Principal repayments are due quarterly commencing in the fourth quarter of 2023 in quarterly amounts as follows: from the fourth quarter of 2023 through the third quarter of 2024, $1.4 million; and from the fourth quarter of 2024 through the third quarter of 2026, $2.9 million. The remaining unpaid balance is due on the final maturity date;

●	Alaska Communications is required to maintain financial ratios as defined in the Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1, stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1; and

●	The Alaska Credit Facility is non-recourse to the Company and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

Alaska Communication’s interest rate swap, which had been designated as a cash flow hedge with an interest rate of 1.6735%, expired on June 30, 2022. As of March 31, 2023, there are no outstanding interest rate hedge agreements associated with the Alaska Credit Facility.

Alaska Term Facility

On June 15, 2022, Alaska Communications Systems Holdings, the parent company of Alaska Communications, entered a secured lending arrangement with Bristol Bay Industrial, LLC. (the “Alaska Term Facility”).

The Alaska Term Facility provides for a secured delayed draw term loan in an aggregate principal amount of up to $7.5 million and the proceeds may be used to pay certain invoices from a contractor for work performed in connection with a fiber build. Interest on the Alaska Term Facility accrues at a fixed rate of 4.0% and is payable commencing on March 31, 2023. Scheduled quarterly payments of principal commenced on March 31, 2023. The Alaska Term Facility matures on June 30, 2024.

The Alaska Term Facility contains events of default customary for facilities of this type.

As of March 31, 2023, the Company had $7.1 million outstanding and no available borrowings under the Alaska Term Facility.

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

As of March 31, 2023, the Company had $48.7 million outstanding, of which $6.6 million was current, and $18.0 million of availability under the Receivables Credit Facility. The Company capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.6 million were unamortized as of March 31, 2023.

GTT Credit Facilities

On September 5, 2022, GTT received approval from Republic Bank (Guyana) Limited for a $2.9 million term facility and a $5.7 million overdraft facility (the “GTT Credit Facilities”) subject to the approval from the Minister of Finance at the Bank of Guyana. Such approval from the Minister of Finance was received during the quarter ended March 31, 2023.

The GTT Credit Facilities are secured by real estate assets and carry a fixed interest rate of 7.5% which will be reviewed by the bank from time to time and subject to change at the bank’s discretion. The term facility is repayable over five years in equal monthly installments of principal and interest, commencing one month after funds are advanced. The overdraft facility will expire on October 11, 2023.

As of March 31, 2023, $3.6 million was outstanding on the overdraft facility and there were no outstanding amounts under the term facility.

Sacred Wind Term Debt

In connection with the Sacred Wind Transaction completed on November 7, 2022, the Company assumed $31.6 million of term debt (the “Sacred Wind Term Debt”) with the United States of America acting through the Administrator of the Rural Utilities Service (“RUS”). The loan agreements are dated as of October 23, 2006 and March 17, 2016. RUS provides financial assistance in the form of loans under the Rural Electrification Act of 1936 to furnish or improve telecommunications and/or broadband services in rural areas.

The Sacred Wind Term Debt is secured by substantially all assets of Sacred Wind and an underlying mortgage to the United States of America. These mortgage notes are to be repaid in equal monthly installments covering principal and interest beginning after the date of issue and expiring by 2035.

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2021. Sacred Wind submitted a corrective action plan to comply with the financial covenant as of December 31, 2025. On May 5, 2022, Sacred Wind’s corrective action plan was accepted by the RUS. As of March 31, 2023, the Company was in compliance with that corrective action plan.

As of March 31, 2023, $30.6 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.2 million was current and $27.4 million was long term.

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

As of March 31, 2023, $60.0 million of the Viya Debt remained outstanding and $0.3 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually and the Company was in compliance with the Net Leverage Ratio as of December 31, 2022.

One Communications Debt

The Company had an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which matured and was repaid in full on December 22, 2022. This loan bore interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% per annum paid quarterly.

Debt Maturity

The table below summarizes the annual maturities of the Company’s debt instruments (amounts in thousands).

				Customer
	US	International	Total	Receivable
	Telecom	Telecom	Debt	Credit Facility
2023 (excluding the three months ended March 31, 2023)	$4,998	$3,553	$8,551	$4,904
2024	138,536	—	138,536	6,787
2025	14,969	—	14,969	7,083
2026	230,469	60,000	290,469	7,393
2027	3,723	—	3,723	7,718
Thereafter	14,028	—	14,028	14,794
Total	406,723	63,553	470,276	48,679
Debt Discounts	(5,277)	(318)	(5,595)	(572)
Book Value	401,446	63,235	464,681	48,107

9. GOVERNMENT SUPPORT AND SPECTRUM MATTERS

Universal Service Fund and Connect America Fund Phase II Programs

The Company recognizes revenue from several government funded programs including the Universal Service Fund (“USF”), a subsidy program managed by the Federal Communications Commission (“FCC”), the Alaska Universal Service Fund (“AUSF”), a similar program managed by the Regulatory Commission of Alaska (the “RCA”), and the Emergency Connectivity Fund (“ECF”), a program to help schools and libraries support remote learning in underserved communities. USF funds are disbursed to telecommunication providers through four programs: the High Cost Program; the Low Income Program (“Lifeline Program”); the Schools and Libraries Program (“E-Rate Program”); and the Rural Health Care Support Program.

The Company also recognizes revenue from the Connect America Fund Phase II program (“CAF II”) which offers subsidies to carriers to expand broadband coverage in designated areas. Under CAF II, the Company’s US Telecom segment will receive an aggregate of $27.7 million annually through December 2025 and an aggregate of $8.0 million annually from January 2026 through July 2028.

All of the programs are subject to certain operational and reporting compliance requirements. The Company believes it is in compliance with these requirements as of March 31, 2023.  Revenue recognized from the USF and CAFII programs is recognized as revenue from government grants.  Revenue from other programs is recognized in accordance with ASC 606.

RDOF (“Rural Digital Opportunities Fund”)

The Company expects to receive approximately $22.7 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”). Revenue recognized from the RDOF program is recognized as revenue from government grants.

The Company recorded the amounts below as communication services revenue for the reported periods:

	Three months ended
	March 31, 2023

	US Telecom	International Telecom	Total

High cost support	$2,494	$1,397	$3,891
CAF II	6,815	—	6,815
RDOF	608	—	608
Other Programs	15,660	4	15,664
Total	$25,577	$1,401	$26,978

	Three months ended
	March 31, 2022

	US Telecom	International Telecom	Total

High cost support	$1,056	$2,761	$3,817
CAF II	6,822	—	6,822
Other Programs	5,554	—	5,554
Total	$13,432	$2,761	$16,193

In 2018, the FCC initiated a proceeding to replace the High Cost Program support received by Viya in the US Virgin Islands with a new Connect USVI Fund. On November 16, 2020, the FCC announced that Viya was not the recipient of the Connect USVI Fund award and authorized funding to be issued to the new awardee in June 2021. Pursuant to the terms of the program and effective in July 2021, Viya’s annual USF support was reduced from $16.4 million to $10.9 million. In July 2022, this support was reduced to $5.5 million for the annual period through June 2023. In April of 2023, the FCC issued an order extending the high cost support in the US Virgin Islands at the current $5.5 million per year received from July 2023 through December 31, 2025. In connection with this order, the FCC requires that the Company maintain its current footprint for voice and broadband services in the US Virgin Islands.

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

Amount
Grants awarded, December 31, 2022	$80,197
New grants	4,364
Grants awarded, March 31, 2023	$84,561

In addition, the Company partners with tribal governments to obtain grants under the Tribal Broadband Connectivity Program ("TBCP").  The TBCP is a program administered by the National Telecommunications and Information Administration to deploy broadband connectivity on tribal lands.  The Company was identified as a sub recipient of TBCP grants totaling $145.5 million as of March 31, 2023.

Replace and Remove Program

On July 15, 2022, the Company was notified that it was an approved participant in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks.  Pursuant to the Replace and Remove Program, the Company was allocated up to approximately $207 million in reimbursement amounts to cover documented and approved costs to remove and securely destroy all ZTE communications equipment and services in its U.S. networks and replace such equipment. The Replace and Remove Program requires that the Company complete its first request for reimbursement for services performed under the program no later than July 14, 2023, and that it complete the project no later than one year from submitting its initial reimbursement request. The Company anticipates that it will be able to meet the deadlines and requirements of the program. At March 31, 2023, the Company established a receivable for $6.7 million of costs for which it expects to be reimbursed under the program.

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

Defined Benefit Plan

The Company has noncontributory defined benefit pension and noncontributory defined medical, dental, vision, and life benefit plans for eligible employees who meet certain eligibility criteria. The majority of benefits under the plans are frozen and the plans no longer allow new participants to join.

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended
	March 31, 2023		March 31, 2022
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$38	$31	$57	$36
Non-operating expense
Interest cost	593	35	565	33
Expected return on plan assets	(953)	—	(925)	—
Settlements	369	—	—	—
Net periodic pension expense (benefit)	$47	$66	$(303)	$69

The Company was not required to make contributions to its pension plans during the three months ended March 31, 2023 and 2022. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions to its pension plans during the three months ended March 31, 2023 and 2022.

11. INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 9.5% and 296.7%, respectively.

The Company recorded an income tax benefit of $0.7 million in relation to a pretax loss of $7.8 million for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2023 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) a net increase related to valuation allowances placed on certain deferred tax assets and (iii) discrete items including $0.6 million of expense for interest on unrecognized tax positions.

The Company recorded an income tax provision of $ 3.0 million in relation to income before taxes of $1.0 million for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2022 was primarily impacted by the following items: (i) a $ 0.5 million net increase of unrecognized tax positions recognized discretely, (ii) a $ 2.1 million net expense recognized discretely to record a valuation allowance on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence, and (iii) the mix of income generated among the jurisdictions in which the Company operates.

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

12. EARNINGS PER SHARE AND REDEEMABLE NONCONTROLLING INTERESTS

Earnings Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Three months ended March 31,
	2023	2022
Numerator:
Net Loss attributable to ATN International, Inc. stockholders- Basic	(5,885)	(948)
Less: Preferred dividends	(1,045)	(1,116)
Net Loss attributable to ATN International, Inc. common stockholders- Diluted	$(6,930)	$(2,064)

Denominator:
Weighted-average shares outstanding- Basic	15,768	15,708
Effective of dilutive securities:
Stock options, restricted stock units and performance stock units	—	—
Weighted-average shares outstanding- Diluted	15,768	15,708

Redeemable Noncontrolling Interests

In connection with certain acquisitions, the Company accounts for third-party non-controlling minority investments as redeemable noncontrolling interests, which consist of both redeemable common and, in some instances, preferred units, in its consolidated financial statements.

The common units contain put options allowing the holder to sell at a future date, the common units to a subsidiary of the Company at the then fair market value. The common units participate in the earnings and losses of the subsidiaries and are allocated their applicable share of earning and losses. After the allocation of earnings and losses, the Company estimates the fair value of the common units and adjusts the book value of the common units to that estimated fair value.

The preferred units contain put options allowing the holder to sell at a future date, the preferred units to a subsidiary of the Company at a fixed price equal to face value of the units plus unpaid dividends. The preferred units hold a distribution preference over common units and carry a fixed dividend rate.

The put options for both the common and preferred units, if any, are nonrecourse to the Company and exercisable at the earlier of a future initial public offering of the subsidiary or certain dates beginning in July 2028.

For the three months ended March 31, 2023 and 2022, the Company allocated losses of $2.8 million and $1.1 million, respectively, to the redeemable common units representing their proportionate share of operating losses. The Company then compared the book value of the common units to the fair value and the fair value exceeded the book value. As a result, the book value was increased by $2.5 million during the three months ended March 31, 2023.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for the three months ended March 31, 2023 and 2022:

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2022	$55,152	$37,317	$92,469
Accrued preferred dividend	1,045	—	1,045
Allocated net loss	—	(2,821)	(2,821)
Change in fair value	—	2,530	2,530
Balance, March 31, 2023	$56,197	$37,026	$93,223

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2021	$50,296	$22,640	$72,936
Accrued preferred dividend	1,116	—	1,116
Allocated net loss	—	(1,092)	(1,092)
Change in fair value	—	1,092	1,092
Balance, March 31, 2022	$51,412	$22,640	$74,052

13. SEGMENT REPORTING

The Company has the following two reportable and operating segments: i) International Telecom and ii) US Telecom.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended March 31, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,575	$172	$—	$3,747
Mobility - Consumer	22,532	987	—	23,519
Total Mobility	26,107	1,159	—	27,266
Fixed - Business	17,113	36,320	—	53,433
Fixed - Consumer	41,778	22,582	—	64,360
Total Fixed	58,891	58,902	—	117,793
Carrier Services	3,690	32,084	—	35,774
Other	400	75	—	475
Total Communication Services Revenue	89,088	92,220	—	181,308
Construction	—	590	—	590
Other
Managed Services	1,320	2,556	—	3,876
Total other revenue	1,320	2,556	—	3,876
Total Revenue	90,408	95,367	—	185,774
Depreciation and amortization	14,186	21,487	731	36,404
Amortization of intangibles from acquisitions	380	2,867	—	3,247
Non-cash stock-based compensation	67	77	1,634	1,778
Operating income (loss)	13,825	(4,342)	(8,847)	636

For the Three Months Ended March 31, 2022

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,616	$374	$—	$3,990
Mobility - Consumer	19,970	1,456	—	21,426
Total Mobility	23,586	1,830	—	25,416
Fixed - Business	17,254	27,145	—	44,399
Fixed - Consumer	41,093	18,968	—	60,061
Total Fixed	58,347	46,113	—	104,460
Carrier Services	3,402	32,989	—	36,391
Other	276	—	—	276
Total Communication Services Revenue	85,611	80,932	—	166,543
Construction	—	1,987	—	1,987
Other
Managed Services	1,176	2,313	—	3,489
Total Other Revenue	1,176	2,313	—	3,489
Total Revenue	86,787	85,232	—	172,019
Depreciation	13,897	18,442	953	33,292
Amortization of intangibles from acquisitions	418	2,840	—	3,258
Non-cash stock-based compensation	60	90	1,311	1,461
Operating income (loss)	11,802	(4,635)	(7,059)	108

Selected balance sheet data for each of the Company’s segments as of March 31, 2023 and December 31, 2022 consists of the following (in thousands):

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
March 31, 2023
Cash, cash equivalents, and short-term investments	$30,664	$19,433	$6,219	$56,316
Total current assets	113,711	110,108	7,733	231,552
Fixed assets, net	468,961	580,633	6,769	1,056,363
Goodwill	4,835	35,269	—	40,104
Total assets	658,621	959,395	81,999	1,700,015
Total current liabilities	88,967	96,844	19,573	205,384
Total debt	63,235	327,553	122,000	512,788
December 31, 2022
Cash, cash equivalents, and short-term investments	$25,345	$22,679	$6,936	$54,960
Total current assets	105,324	116,038	8,326	229,688
Fixed assets, net	462,447	585,969	7,538	1,055,954
Goodwill	4,835	35,269	—	40,104
Total assets	643,664	980,543	83,662	1,707,869
Total current liabilities	86,738	119,755	26,687	233,180
Total debt	59,659	308,589	99,000	467,248

	Capital Expenditures

	International	US	Corporate and
Three months ended March 31,	Telecom	Telecom	Other (1)	Consolidated
2023	$21,464	$31,261	$—	$52,725
2022	15,170	19,095	203	34,468

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

In February 2020, the Company’s Alaska Communications subsidiary received a draft audit report from USAC in connection with USAC’s inquiry into Alaska Communications’ funding requests under the Rural Health Care Support Program for certain customers for the time period of July 2012 through June 2017. The draft audit report alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules.  Alaska Communications has provided USAC with extensive comments in response to its draft audit report seeking correction of numerous factual and legal errors that it believed it had identified. As a result of these conversations and comments being submitted by Alaska Communications, USAC’s auditors may revise their findings, including the amounts they recommend USAC seek to recover. USAC’s auditors are expected to issue a final audit report incorporating Alaska Communications’ responses that will be sent to USAC’s Rural Health Care Division to review and determine if corrective action would be appropriate. In the event that the Company disagrees with USAC’s final audit report, the Company can appeal that decision to USAC’s Rural Health Care Division and/or the FCC. At this time, the Company cannot predict the contents or timing of the final USAC audit report, the outcome of the audit or the impact on the Company’s business, financial condition, results of operations, or liquidity and may require certain undertakings in addition to any proposed financial settlement.

Alaska Communications also received a Letter of Inquiry on March 18, 2018, and subsequent follow up information requests, from the FCC Enforcement Bureau requesting historical information regarding Alaska Communications’ participation in the FCC’s Rural Health Care Support Program. The Company is engaged in discussions with the FCC’s Enforcement Bureau and will continue to work constructively to provide it the information it is seeking. Any adverse outcome with respect to the FCC Enforcement Bureau’s inquiry may have an adverse impact the Company’s business, financial condition, results of operations, or liquidity and may require certain undertakings in addition to any proposed financial settlement.

With respect to all of the foregoing matters, the Company believes that some adverse outcome is probable and has accordingly accrued $15.3 million as of March 31, 2023 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

15. SUBSEQUENT EVENTS

Verizon Carrier Managed Services Agreement

On May 10, 2023, Commnet Wireless, LLC (“Commnet”), a subsidiary of ATN International, Inc. (the “Company”) entered into a  Carrier Managed Services Master Agreement (the “Agreement”) with Cellco Partnership d/b/a Verizon Wireless (“Verizon”), pursuant to which Commnet will provide a variety of network, infrastructure and technical services that will help deliver next generation wireless services to Verizon’s subscribers in Commnet’s current operating area in the southwestern United States.

Pursuant to the Agreement and subject to certain limitations contained therein, Commnet will upgrade its wireless service in specific areas and provide services to Verizon for an initial seven year term (the “Commitment Period”).  The Commitment Period will automatically renew for up to two additional three year periods, unless Verizon provides no less than twelve months’ notice on non-renewal prior to the expiration of the then-current term.

In connection with the Agreement, Commnet has also agreed to provide Verizon with high capacity transport in its coverage area. Verizon will continue to use Commnet’s wireless communications network for roaming services at a fixed rate per site during the build period until such time as upgrades to the network to meet certain performance service level agreements for both RAN operations and transport are met.

Verizon will pay Commnet an aggregate of an estimated approximately $200 million in total amounts for both non-recurring payments for upgrades and construction to its current RAN and transport network and in monthly recurring charges over the initial Commitment Period.

The Agreement may be terminated at any time upon the mutual written consent of Commnet and Verizon.  In addition, Verizon may terminate the Agreement upon the occurrence of certain events, including failure to meet certain milestones or completion dates with respect to network coverage, failure to meet certain SLAs with respect to the ongoing services, the declaration of a bankruptcy event by Commnet and breach of any other material terms of the Agreement.

The foregoing summary of the Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Agreement.  The Company intends to file a redacted copy of the Agreement as an Exhibit to its Quarterly Report on Form 10-Q for the quarter ending June 30, 2023.

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

As of March 31, 2023, we offer the following types of services to our customers:

●	Mobility Telecommunications Services. We offer mobile communications services over our wireless networks and related equipment (such as handsets) to both our business and consumer customers.

●	Fixed Telecommunications Services. We provide fixed data and voice telecommunications services to business and consumer customers. These services include consumer broadband and high-speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. We deliver services to other telecommunications providers such as the leasing of critical network infrastructure, such as tower and transport facilities, wholesale roaming, site maintenance and international long-distance services.

●	Managed Services. We provide information technology services such as network, application, infrastructure and hosting services to both our business and consumer customers to complement our fixed services in our existing markets.

As was previously disclosed, and effective January 27, 2021, we no longer provide distributed generation solar power to commercial and industrial customers. These operations were the only operations within our Renewable Energy segment. As such, we no longer identify the Renewable Energy segment as an operating segment and now have only two operating segments to manage and review our operations and to facilitate investor presentations of our results.  These two operating segments are as follows:

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

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of March 31, 2023:

Acquisition of Sacred Wind Enterprises

On November 7, 2022, we, via our newly formed wholly owned subsidiary Alloy, Inc. (“Alloy”), acquired all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), a rural telecommunications provider in New Mexico (the “Sacred Wind Transaction”) for $44.6 million of consideration. The purchase price allocation was finalized during the three months ended March 31, 2023. As part of the Sacred Wind Transaction, we transferred consideration of $18.0 million of cash, net of $9.4 million of cash acquired, $14.8 million of redeemable noncontrolling interests, and $3.7 million of contingent consideration, less $1.3 million of receivables related to working capital adjustments. Upon completion of the Sacred Wind Transaction, the former Sacred Wind shareholders own 6% of the Alloy equity. This equity is classified as redeemable noncontrolling interests in our financial statements because the holders have an option, beginning in 2026, to put the equity interest to a subsidiary of the Company at the then fair market value. The redeemable noncontrolling interests do not have preference relative to other equity units and participate in gains and losses in Alloy. The contingent consideration is earned based on certain operating metrics of Sacred Wind beginning in 2025 through 2027. The fair value of the contingent consideration was calculated using discounted cash flow analysis based on a range of probability weighted outcomes. We funded the acquisition with borrowing under our CoBank Credit Facility and assumed $31.6 million of Sacred Wind debt, to the United States of America administered through the Rural Utilities Service.

We believe that the acquisition of Sacred Wind will expand our infrastructure reach and broadband services in the rural Southwest and increase our wholesale carrier, residential and business broadband services.

FirstNet Agreement

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we amended in August 2020, May 2021 and August 2022 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating areas in the Western United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time. We expect that total construction revenue related to FirstNet will approximate $80 million to $85 million. During the three months ended March 31, 2023 and 2022, we recorded $0.6 million and $2.0 million in construction revenue, respectively. Revenues from construction are expected to have minimal impact on operating income. As of March 31, 2023, approximately 75% of the cell sites related to the FirstNet Agreement were completed and we expect to substantially complete the build by the end of 2023 with the remainder to be completed in early 2024.

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

Universal Service Fund and Connect America Fund Phase II Programs

We recognize revenue from several government funded programs including the USF, a subsidy program managed by the Federal Communications Commission (“FCC”), the Alaska Universal Service Fund (“AUSF”), a similar program managed by the Regulatory Commission of Alaska (the “RCA”), and the Emergency Connectivity Fund (“ECF”), a program to help schools and libraries support remote learning in underserved communities. USF funds are disbursed to telecommunication providers through four programs: the High Cost Program; the Low Income Program (“Lifeline Program”); the Schools and Libraries Program (“E-Rate Program”); and the Rural Health Care Support Program.

We also recognize revenue from the Connect America Fund Phase II program (“CAF II”) which offers subsidies to carriers to expand broadband coverage in designated areas. Under CAF II, our US Telecom segment will receive an aggregate of $27.7 million annually through December 2025 and an aggregate of $8.0 million annually from January 2026 through July 2028.

All of the programs are subject to certain operational and reporting compliance requirements. We believe we are in compliance with these requirements as of March 31, 2023.

In 2018, the FCC initiated a proceeding to replace the High Cost Program support received by Viya in the US Virgin Islands with a new Connect USVI Fund. On November 16, 2020, the FCC announced that Viya was not the recipient of the Connect USVI Fund award and authorized funding to be issued to the new awardee in June 2021. Pursuant to the terms of the program and effective in July 2021, Viya’s annual USF support was reduced from $16.4 million to $10.9 million. In July 2022, this support was reduced again to $5.5 million for the annual period through June 2023. In April of 2023, the FCC issued an order extending the high cost support in the US Virgin Islands at the current $5.5 million per year received from July 2023 through December 31, 2025.  In connection with this order, the FCC requires that we maintain our current footprint for voice and broadband services in the US Virgin Islands.

RDOF (“Rural Digital Opportunities Fund”)

We expect to receive approximately $22.7 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”). We recorded $0.6 million of revenue from the RDOF program during the three months ended March 31, 2023.

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

Amount
Grants awarded, December 31, 2022	$80,197
New grants	4,364
Grants awarded, March 31, 2023	$84,561

In addition, we partner with tribal governments to obtain grants under the Tribal Broadband Connectivity Program ("TBCP").  The TBCP is a program administered by the National Telecommunications and Information Administration to deploy broadband connectivity on tribal lands.  We were identified as a sub recipient of TBCP grants totaling $145.5 million as of March 31, 2023.

Replace and Remove Program

On July 15, 2022, we were notified that we were an approved participant in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the Replace and Remove Program, we were allocated up to approximately $207 million in reimbursement amounts to cover documented and approved costs to remove and securely destroy all prohibited communications equipment and services in our U.S. networks and replace such equipment. The Replace and Remove Program requires that we complete our first request for reimbursement for services performed under the program no later than July 14, 2023 and that we complete the project no later than one year from submitting our initial reimbursement request. We anticipate that we will be able to meet the deadlines and requirements of the program. At March 31, 2023, we established a receivable for $6.7 million of costs for which we expect to be reimbursed under the program.

Selected Segment Financial Information

The following represents selected segment information for the three months ended March 31, 2023 and 2022 (in thousands):

For the Three Months Ended March 31, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,575	$172	$—	$3,747
Mobility - Consumer	22,532	987	—	23,519
Total Mobility	26,107	1,159	—	27,266
Fixed - Business	17,113	36,320	—	53,433
Fixed - Consumer	41,778	22,582	—	64,360
Total Fixed	58,891	58,902	—	117,793
Carrier Services	3,690	32,084	—	35,774
Other	400	75	—	475
Total Communication Services Revenue	89,088	92,220	—	181,308
Construction	—	590	—	590
Other
Managed Services	1,320	2,556	—	3,876
Total Other Revenue	1,320	2,556	—	3,876
Total Revenue	90,408	95,367	—	185,774

Operating income (loss)	13,825	(4,342)	(8,847)	636

For the Three Months Ended March 31, 2022

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,616	$374	$—	$3,990
Mobility - Consumer	19,970	1,456	—	21,426
Total Mobility	23,586	1,830	—	25,416
Fixed - Business	17,254	27,145	—	44,399
Fixed - Consumer	41,093	18,968	—	60,061
Total Fixed	58,347	46,113	—	104,460
Carrier Services	3,402	32,989	—	36,391
Other	276	—	—	276
Total Communication Services Revenue	85,611	80,932	—	166,543
Construction	—	1,987	—	1,987
Other
Managed Services	1,176	2,313	—	3,489
Total Other Revenue	1,176	2,313	—	3,489
Total Revenue	86,787	85,232	—	172,019

Operating income (loss)	11,802	(4,635)	(7,059)	108

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments.

A comparison of our segment results for the three months ended March 31, 2023, and 2022 is as follows:

International Telecom. Revenues within our International Telecom segment increased $3.6 million, or 4.1%, to $90.4 million from $86.8 million for the three months ended March 31, 2023 and 2022, respectively, as a result of improved retail and marketing strategies which drove an increase in subscribers and equipment sales within all of our international markets.  In addition, our US Virgin Islands and Bermuda markets recognized growth in Carrier Services revenue as a result of increased roaming revenues due to an increase in tourism in those markets.  These increases, however, were partially offset by the scheduled $1.4 million reduction in federal high cost support revenues in the US Virgin Islands.

Operating expenses within our International Telecom segment increased by $1.6 million, or 2.1%, to $76.6 million from $75.0 million for the three months ended March 31, 2023 and 2022, respectively.  The increase was primarily the result of an increase in equipment expenses and retail and marketing costs.

As a result, our International Telecom segment’s operating income increased $2.0 million, or 16.9%, to $13.8 million from $11.8 million for the three months ended March 31, 2023 and 2022, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $10.2 million, or 12.0%, to $95.4 million from $85.2 million for the three months ended March 31, 2023 and 2022, respectively.  Increases in our Alaska subsidiary and the revenue impact of the Sacred Wind Transaction were partially offset by a reduction in construction revenue related to the FirstNet Transaction, reduction in roaming revenue due to the restructuring of certain carrier contracts in our western United States operations, and a reduction in our international long-distance service revenues.

Operating expenses within our US Telecom segment increased $9.9 million, or 11.0%, to $99.7 million from $89.8 million for the three months ended March 31, 2023 and 2022, respectively, as a result of increases in expenses being incurred to support the increased revenues within our Alaska operations and the impact of the Sacred Wind Transaction partially offset by the decrease in FirstNet construction costs as fewer sites were completed in 2023 as compared to 2022 and a reduction in costs related to our wholesale long-distance business as a result of its decrease in revenues.

As a result of the above, our US Telecom segment’s operating loss decreased by $0.3 million, or 6.5%, to a loss of $4.3 million from a loss of $4.6 million for the three months ended March 31, 2023 and 2022, respectively.

The following represents a year over year discussion and analysis of our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended		Amount of	Percent
	March 31,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
REVENUE:
Communication services	$181,308	$166,543	$14,765	8.9%
Construction	590	1,987	(1,397)	(70.3)
Other	3,876	3,489	387	11.1
Total revenue	185,774	172,019	13,755	8.0
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communications services and other	79,040	73,011	6,029	8.3
Cost of construction revenue	588	2,033	(1,445)	(71.1)
Selling, general and administrative	61,348	54,882	6,466	11.8
Stock-based compensation	1,778	1,461	317	21.7
Transaction-related charges	13	554	(541)	(97.7)
Restructuring charges	2,887	—	2,887	100.0
Depreciation and amortization	36,404	33,292	3,112	9.3
Amortization of intangibles from acquisitions	3,247	3,258	(11)	(0.3)
(Gain) Loss on disposition of long-lived assets	(167)	3,420	(3,587)	(104.9)
Total operating expenses	185,138	171,911	13,227	7.7
Income from operations	636	108	528	488.9
OTHER INCOME (EXPENSE):
Interest income	182	51	131	256.9
Interest expense	(8,807)	(3,363)	(5,444)	161.9
Other income	194	4,199	(4,005)	(95.4)
Other income (expense), net	(8,431)	887	(9,318)	(1,050.5)
INCOME (LOSS) BEFORE INCOME TAXES	(7,795)	995	(8,790)	(883.4)
Income tax expense (benefit)	(740)	2,952	(3,692)	(125.1)
NET LOSS	(7,055)	(1,957)	(5,098)	260.5
Net loss attributable to noncontrolling interests, net of tax:	1,170	1,009	161	16.0
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(5,885)	$(948)	$(4,937)	520.8%

Communications Services Revenue

Mobility Revenue. Our Mobility revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing retail mobile voice and data services over our wireless networks as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our retail subscribers.

Mobility revenue increased by $1.9 million, or 7.5%, to $27.3 million for the three months ended March 31, 2023 from $25.4 million for the three months ended March 31, 2022. Of this increase, Mobility revenue from consumer customers increased by $2.1 million, partially offset by a reduction in Mobility revenue from business customers of $0.2 million.

The increase in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $2.5 million, or 10.6%, to $26.1 million for the three months ended March 31, 2023 from $23.6 million for the three months ended March 31, 2022. The increase in Mobility revenue within this segment was recognized in all of our international markets and was attributable to an increase in revenue from consumers as a result of improved retail and marketing strategies which led to an increase in subscribers and in equipment sales.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $0.6 million, or 33.3%, to $1.2 million from $1.8 million for the three months ended March 31, 2023 and 2022, respectively. Substantially all of the decrease related to a decrease in revenue from consumers within our retail operations due to a decrease in subscribers.

We expect that Mobility revenue within our International Telecom segment may increase as a result of our marketing efforts to increase the number of our subscribers. However, such growth may be partially offset due to increased competition in that segment. We expect that Mobility revenue within our US Telecom segment will decrease over time as we put more emphasis on other revenue sources within that segment.

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

Fixed revenue increased by $13.3 million, or 12.7%, to $117.8 million from $104.5 million for the three months ended March 31, 2023 and 2022, respectively. Of this increase, $9.0 million and $4.3 million relate to increases in revenue from business and consumer customers, respectively. The increase in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue increased by $0.6 million, or 1.0%, to $58.9 million from $58.3 million for the three months ended March 31, 2023 and 2022, respectively, as increases in fixed broadband subscribers in all of our international markets were partially offset by the previously disclosed and scheduled $1.4 million reduction in revenue from the FCC’s High Cost Program in the US Virgin Islands.

●	US Telecom. Fixed revenue within our US Telecom segment increased by $12.8 million, or 27.8%, to $58.9 million from $46.1 million for the three months ended March 31, 2023 and 2022, respectively. This increase was primarily related to an increase in revenue in Alaska and the revenue impact of the Sacred Wind Transaction.

Fixed revenue within our International Telecom segment may further decrease as a result of a decrease in demand for our video services due to subscribers using alternative methods to receive video content. Such decreases, however, may be offset as a result of an increase in demand for broadband and other data services from consumers, businesses and government, driven by such trends as the popularity of video and audio streaming, demand for cloud services and smart home, business and city solutions as well as macro-economic and population growth in places like the Cayman Islands and Guyana.

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

Carrier Services revenue decreased by $0.6 million, or 1.6%, to $35.8 million from $36.4 million for the three months ended March 31, 2023 and 2022, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $0.3 million, or 8.8%, to $3.7 million, from $3.4 million for the three months ended March 31, 2023 and 2022, respectively, as a result of an increase in tourism, primarily within the US Virgin Islands and Bermuda, that resulted in an increase in roaming revenues.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $0.9 million, or 2.7%, to $32.1 million from $33.0 million, for the three months ended March 31, 2023 and 2022, respectively. This decrease was the result of a decrease in our western United States operations, primarily as a result of the restructure of certain carrier contracts, and in our wholesale long-distance voice services business. Such decreases were partially offset by the impact of the Sacred Wind Transaction.

Within our International Telecom segment, Carrier Services revenue may continue to increase if tourism continues to move toward a return to pre-pandemic levels. However, within our International Telecom segment, we expect that Carrier Services revenue from our international long distance business in Guyana may decrease as consumers seek to use alternative technology services to place long-distance calls. Further, such revenue may decline as the result of the implementation, by the Government of Guyana, of passed legislation which terminates our right to be the exclusive provider of domestic Fixed and international long-distance service in Guyana. While the loss of our exclusive rights in Guyana may cause an immediate reduction in our Carrier Services revenue, the complete impact of the new legislation to our operations will not be fully known until the Government of Guyana makes the terms and conditions of licenses issued to two of our competitors available to us. Over the longer term, such declines in Carrier Services revenue may be offset by increased Fixed revenue from broadband services to consumers and enterprises in Guyana, increased Mobility revenue from an increase in regulated local calling rates in Guyana or possible economic growth within that country.

Within our US Telecom segment, Carrier Services revenue may decrease as a result of the impact of continued reduced contractual wholesale roaming rates and imposed revenue caps with our Carrier customers.

Other Communications Services Revenue. Other Communications Services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers. Other Communications Services revenue increased to $0.5 million from $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended March 31, 2023 and 2022, Construction revenue decreased to $0.6 million from $2.0 million, respectively, as a result of a decrease in the number of sites completed during 2023 as compared to 2022. As of March 31, 2023, approximately 75% of the cell sites related to the FirstNet Agreement were completed and we expect to substantially complete the build by the end of 2023 with the remainder to be completed in early 2024.

Other Revenue

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services. Managed Services revenue increased by $0.4 million, or 11.4%, to $3.9 million from $3.5 million for the three months ended March 31, 2023 and 2022, respectively.

International Telecom. Managed Services revenue in our International Telecom segment increased $0.1 million to $1.3 million, or 8.3%, from $1.2 million for the three months ended March 31, 2023 and 2022, respectively.

US Telecom. Within our US Telecom segment, Managed Services revenue increased $0.3 million, or 13.0%, to $2.6 million from $2.3 million for the three months ended March 31, 2023 and 2022, respectively.

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

Cost of communication services and other increased by $6.0 million, or 8.2%, to $79.0 million from $73.0 million for the three months ended March 31, 2023 and 2022, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other increased by $0.1 million, or 0.3%, to $34.2 million from $34.1 million, for the three months ended March 31, 2023 and 2022, respectively. This increase was the result of an increase in equipment expenses, primarily the cost of handsets, as a result of improved retail and marketing strategies which led to an increase in subscribers and handset sales.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $5.7 million, or 14.5%, to $45.1 million from $39.4 million for the three months ended March 31, 2023 and 2022, respectively. Such increase was primarily related to an increase in direct costs in Alaska to support revenue growth and the impact of the Sacred Wind Transaction.

We expect that cost of communication services and other may increase within our International Telecom segment due to an expected increase in roaming costs if tourism continues to return to pre-pandemic levels. Within the US Telecom segment, these expenses are expected to increase in connection with our expected increase in fixed revenue, and anticipated expenses in connection with our performance related to the construction phase of our FirstNet Transaction which is expected to be substantially completed in 2023. In addition, we expect cost of services may increase as a result of continued inflationary pressure, issues facing the global supply chain and geopolitical uncertainty.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. During the three months ended March 31, 2023 and 2022, cost of construction revenue decreased to $0.6 million from $2.0 million as a result of a decrease in the number of sites completed during 2023 as compared to 2022. As of March 31, 2023, 75% of the cell sites related to the FirstNet Agreement and we expect to substantially complete the build by the end of 2023 with the remainder to be completed in early 2024.

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

Selling, general and administrative expenses increased by $6.4 million, or 11.7%, to $61.3 million from $54.9 million for the three months ended March 31, 2023 and 2022, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $2.2 million, or 8.6%, to $27.7 million from $25.5 million for the three months ended March 31, 2023 and 2022, respectively. This increase was incurred within all of our international markets primarily as a result of an increase in our sales and marketing capabilities to support the expansion of our subscriber base.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $2.8 million, or 11.6%, to $26.9 million from $24.1 million, for the three months ended March 31, 2023 and 2022, respectively. This increase was primarily related to expenses to support the operations from the Sacred Wind Transaction.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $1.4 million, or 26.4%, to $6.7 million from $5.3 million, for the three months ended March 31, 2023 and 2022, respectively, primarily related to the support needed for our recent acquisitions and expanded operations.

We expect that selling, general and administrative expenses may increase in our international telecom segment to support our expanded operations. Within the US Telecom segment, we expect an increase in these costs as a result of expected costs associated with the impact of the construction phase of the FirstNet Transaction, the Sacred Wind Transaction, our commitments under the Cares Act funding and other network expansions in Alaska and the southwest US. Our Corporate Overhead segment may also experience an increase in these expenses to support our recent acquisitions and expanding operations. In addition, we expect our selling, general, and administrative expenses may increase as a result of continued inflationary pressure, issues facing the global supply chain and geopolitical uncertainty.

Stock-based compensation. Stock-based compensation represents a non-cash expense related to the amortization of the grants of equity awards to employees and directors.

Stock-based compensation for the three months ended March 31, 2023 and 2022 was $1.8 million and $1.5 million, respectively.

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

We incurred a nominal amount of transaction-related charges during the three months ended March 31, 2023 and $0.6 million during the three months ended March 31, 2022.

Restructuring expenses.  In connection with our repositioning of our legacy wholesale roaming operations in our US Telecom segment, we recorded a $2.9 million restructuring charge during the three months ended March 31, 2023 related to the decommissioning of certain cell sites.

 Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses increased by $3.1 million, or 9.3%, to $36.4 million from $33.3 million for the three months ended March 31, 2023 and 2022, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $0.3 million, or 2.2%, to $14.2 million from $13.9 million, for the three months ended March 31, 2023 and 2022, respectively, as a result of recent capital expenditures used to expand and upgrade our network operations.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $3.1 million, or 16.8%, to $21.5 million from $18.4 million, for the three months ended March 31, 2023 and 2022, respectively, primarily as a result of the impact of the Sacred Wind Transaction, which was completed in November 2022, and the depreciation expense recorded on recent capital expenditures.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $0.2 million, or 22.2%, to $0.7 million from $0.9 million, for the three months ended March 31, 2023 and 2022, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

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

Amortization of intangibles from acquisitions decreased by $0.1 million to $3.2 million from $3.3 million for the three months ended March 31, 2023 and 2022, respectively.

We expect that amortization of intangibles from acquisitions will decrease as such costs continue to amortize.

Loss on disposition of long-lived assets.   During the three months ended March 31, 2023, we recorded a gain on the disposition of long-lived assets of $0.2 million within our US Telecom segment.

During the three months ended March 31, 2022, we recorded a loss on the disposition of long-lived assets of $3.4 million. Of this amount, $2.4 million was incurred in our US Telecom segment relating to the disposal of certain assets while $1.0 million was incurred in our International Telecom segment as a result of the modification of agreements for the use of other certain assets.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances. Interest income was a nominal amount for both the three months ended March 31, 2023 and 2022.

Interest expense.   We incur interest expense on the 2019 CoBank Credit Facility, the Alaska Credit and Term Facilities, the Viya Debt, the One Communications Debt and the Receivables Credit Facility. Beginning in the fourth quarter of 2022 and the first quarter of 2023, interest expense also includes interest expense on the Sacred Wind Term Debt and the GTT Credit Facilities (each as defined below). Previously, we also incurred interest expense on the One Communications Debt, which matured on December 22, 2022. In addition, interest expense also includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense increased to $8.8 million from $3.4 million for the three months ended March 31, 2023 and 2022, respectively, as additional interest expense was incurred as a result an increase in borrowings under our credit facilities, the inclusion of Sacred Wind Term Debt and the GTT Credit Facilities, as well as an increase in interest rates on all floating-rate borrowings.

We expect that interest expense may increase in future periods as a result of increased interest rates and borrowings.

Other income (expenses).   For the three months ended March 31, 2023, other income (expenses) was $0.2 million of income primarily related to gains from our noncontrolling investments.

For the three months ended March 31, 2022, other income (expenses) was $4.8 million of income primarily related to gains from our non-controlling investments.

Income taxes. Our effective tax rate for the three months ended March 31, 2023 and 2022 was 9.5% and 296.7%, respectively.

We recorded an income tax benefit of $0.7 million in relation to a pretax loss of $7.8 million for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2023 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which we operate, (ii) a net increase related to valuation allowances placed on certain deferred tax assets and (iii) discrete items including $0.6 million of expense for interest on unrecognized tax positions.

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

Net income attributable to noncontrolling interests, net of tax.  Net income attributable to noncontrolling interests, net of tax reflected an allocation of losses of $1.2 million and $1.0 million generated by our less than wholly owned subsidiaries for the three months ended March 31, 2023 and 2022, respectively. Changes in net income attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income attributable to noncontrolling interests, net of tax increased by $0.3 million, or 20.0%, to an allocation of $1.8 million of income from an allocation of $1.5 million of income for the three months ended March 31, 2023 and 2022, respectively, primarily as a result of increased profitability at certain less than wholly owned subsidiaries within this segment.

●	US Telecom. Within our US Telecom segment, net income attributable to noncontrolling interests, net of tax decreased by $0.5 million, or 20.0%, to an allocation of losses of $3.0 million from an allocation of losses of $2.5 million for the three months ended March 31, 2023 and 2022, respectively, as a result of the increased losses at our less than wholly owned subsidiaries within this segment.

 Net loss attributable to ATN International, Inc. stockholders. Net loss attributable to ATN International, Inc. stockholders was a loss of $5.9 million for the three months ended March 31, 2023 as compared to a loss of $0.9 million for the three months ended March 31, 2022.

On a per diluted share basis, net loss was a loss of $0.44 per diluted share for the three months ended March 31, 2023 as compared to a loss of $0.13 per diluted share for the three months ended March 31, 2022. Such per share amounts were negatively impacted by accrued preferred dividends of $1.0 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.

Regulatory and Tax Issues

We are involved in several regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For a discussion of ongoing proceedings, see Note 14 of the Consolidated Financial Statements in this Report.

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

Total liquidity.  As of March 31, 2023, we had approximately $61.0 million in cash, cash equivalents, and restricted cash. Of this amount, $25.7 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $464.7 million of debt, net of unamortized deferred financing costs, as of March 31, 2023. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

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

Cash used in investing activities. Cash used in investing activities was $52.8 million and $34.5 million for the three months ended March 31, 2023 and 2022, respectively. The net increase in cash used for investing activities of $18.3 million was the result of an increase in capital expenditures of $18.3 million, which includes an increase in reimbursable capital expenditures under certain government programs of $1.9 million.

Cash provided by financing activities. Cash provided by financing activities increased by $18.8 million to $38.0 million from $19.2 million for the three months ended March 31, 2023 and 2022, respectively. This increase was primarily related to an increase in borrowings, net of repayments, under our credit facilities of $22.4 million and a $1.9 million reduction in cash used to repurchase non-controlling interests in certain less than wholly-owned subsidiaries. These increases in cash provided by financing activities were partially offset by a reduction in borrowings, due to repayments under our customer receivable credit facility of $4.3 million and a $0.6 million increase in dividends paid on our common stock.

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

For the three months ended March 31, 2023 and 2022, we spent approximately $52.7 million and $34.5 million, respectively, on capital expenditures relating to our telecommunications networks and business support systems of which $2.1 million and $0.2 million, respectively, are reimbursable under various government programs. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Three months ended March 31,	Telecom	Telecom	Other (1)	Consolidated
2023	$21,464	$31,261	$—	$52,725
2022	15,170	19,095	203	34,468
(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

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

Dividends.   For the three months ended March 31, 2023, our Board of Directors declared $3.3 million of dividends to our stockholders which includes a $0.21 per share dividend declared on March 14, 2023 and paid on April 7, 2023. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We repurchased $1.4 million and $0.9 million of our common stock under the 2016 Repurchase Plan during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had $18.0 million authorized and available for share repurchases under the 2016 Repurchase Plan.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $16.0 million for the year ended March 31, 2023 as compared to $11.4 million for the three months ended March 31, 2022.  The increase of $4.6 million was primarily related to an increase in cash provided by operating assets and liabilities, primarily receivables of $1.9 million and certain accrued expenses of $2.9 million.

CoBank Credit Facility

On April 10, 2019, we entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (as amended, the “2019 CoBank Credit Facility”).  The 2019 CoBank Credit Facility provides for a $200 million revolving credit facility that includes (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility.  Approximately $24.0 million of performance letters of credit have been issued and remain outstanding and undrawn as of March 31, 2023.  The 2019 CoBank Credit Facility matures on April 10, 2024.

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

As of March 31, 2023, we were in compliance with all of the financial covenants, had $122.0 million outstanding and $54.0 million of availability in connection with the 2019 CoBank Credit Facility. There were no outstanding interest rate hedge agreements under the 2019 CoBank Credit Facility as of March 31, 2023.

Letter of Credit Facility

On November 14, 2022, we entered into General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of us and our subsidiaries. As of March 31, 2023, $4.2 million of Standby Letters of Credit had been issued under this agreement.

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

As of March 31, 2023, Alaska Communications had drawn $17.0 million on its Revolving Credit Commitment and had $58.0 million is available to draw. The Term Loan balance was $230.0 million and principal payments commence in the fourth quarter of 2023. Both facilities mature on July 22, 2026

In addition to the above changes, the ACS Amendment replaced the calculation of interest from an applicable margin applied to LIBOR with the same applicable margin applied to the Secured Overnight Financing Rate (“SOFR”) plus a 10-basis point adjustment.

We capitalized $7.3 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $5.0 million were unamortized as of March 31, 2023.

The Alaska Credit Facility also provides for incremental facilities up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve-month Consolidated EBITDA (as defined in the Alaska Credit Facility).

The key terms and conditions of the Alaska Credit Facility include the following:

●	Amounts outstanding bear an interest rate of the forward-looking SOFR rate with a one-month interest period, plus the SOFR Spread Adjustment of 10 basis points, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or an alternate base rate may be selected at a margin that is 1% lower than the counterpart SOFR margin;

●	Principal repayments are due quarterly commencing in the fourth quarter of 2023 in quarterly amounts as follows: from the fourth quarter of 2023 through the third quarter of 2024, $1.4 million; and from the fourth quarter of 2024 through the third quarter of 2026, $2.9 million. The remaining unpaid balance is due on the final maturity date;

●	Alaska Communications is required to maintain financial ratios as defined in the Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1, stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1; and

●	The Alaska Credit Facility is non-recourse to us and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

Alaska Communication’s interest rate swap, which had been designated as a cash flow hedge with an interest rate of 1.6735%, expired on June 30, 2022. As of March 31, 2023, there are no outstanding interest rate hedge agreements associated with the Alaska Credit Facility.

Alaska Term Facility

On June 15, 2022, Alaska Communications Systems Holdings, the parent company of Alaska Communications, entered a secured lending arrangement with Bristol Bay Industrial, LLC. (the “Alaska Term Facility”).

The Alaska Term Facility provides for a secured delayed draw term loan in an aggregate principal amount of up to $7.5 million and the proceeds may be used to pay certain invoices from a contractor for work performed in connection with a fiber build. Interest on the Alaska Term Facility accrues at a fixed rate of 4.0% and is payable commencing on March 31, 2023. Scheduled quarterly payments of principal commenced on March 31, 2023. The Alaska Term Facility matures on June 30, 2024.

The Alaska Term Facility contains events of default customary for facilities of this type.

As of March 31, 2023, we had $7.1 million outstanding and no available borrowings under the Alaska Term Facility.

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

As of March 31, 2023, we had $48.9 million outstanding, of which $6.8 million was current, and $18.0 million of availability under the Receivables Credit Facility. We capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.6 million were unamortized as of March 31, 2023.

GTT Credit Facilities

On September 5, 2022, GTT received approval from Republic Bank (Guyana) Limited for a $2.9 million term facility and a $5.7 million overdraft facility (the “GTT Credit Facilities”) subject to the approval from the Minister of Finance at the Bank of Guyana. Such approval from the Minister of Finance was received during the quarter ended March 31, 2023.

The GTT Credit Facilities are secured by real estate assets and carry a fixed interest rate of 7.5% which will be reviewed by the bank from time to time and subject to change at the bank’s discretion. The term facility is repayable over five years in equal monthly installments of principal and interest, commencing one month after funds are advanced. The overdraft facility will expire on October 11, 2023.

As of March 31, 2023, $3.6 million was outstanding under the overdraft facility and there were no outstanding amounts under the term facility.

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

The Sacred Wind Term Debt is secured by substantially all assets of Sacred Wind and an underlying mortgage to the United States of America. These mortgage notes are to be repaid in equal monthly installments covering principal and interest beginning after date of issue and expiring by 2035.

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind Enterprises was not in compliance with as of December 31, 2021. Sacred Wind Enterprises submitted a corrective action plan to comply with the financial covenant as of December 31, 2025. On May 5, 2022, Sacred Wind Enterprise’s corrective action plan was accepted by the RUS. As of March 31, 2023, we were in compliance with that corrective action plan.

As of March 31, 2023, $30.6 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.2 million was current and $27.4 million was long term.

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

As of March 31, 2023, $60.0 million of the Viya Debt remained outstanding and $0.3 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually and we were in compliance with the Net Leverage Ratio as of December 31, 2022.

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

Maturity of Credit Facility. Our 2019 CoBank Credit Facility matures on April 10, 2024, which is within twelve months of the date these consolidated financial statements are available to be issued. At March 31, 2023, we owed $122.0 million for amounts drawn under the credit facility. For the year ended December 31, 2022, we generated positive cash flows from operating activities of $102.9 million. At March 31, 2023, we had $56.0 million of unrestricted cash and cash equivalents and $5.0 million of restricted cash. If we are unable to refinance our existing debt or obtain additional financing on or before the maturity of the 2019 CoBank Credit Facility, this could impact our ability to meet our obligations coming due within one year after issuance of these consolidated financial statements. We are actively pursuing debt financing options which would extend the maturity date of the 2019 CoBank Credit Facility and may increase its capacity, and we expect to complete this financing process during 2023. In the event that we are unable to refinance or replace our 2019 CoBank Credit Facility, we have additional actions at our discretion, including reducing capital expenditures not required to sustain current network operations, reducing operating cash flows such as marketing and general and administrative expenses, and pursuing equity financing through issuance of equity securities in public markets. However, we do not currently believe these additional actions will be required to be implemented due to our debt financing plans.

In light of the plans discussed above, we believe it is probable we will meet our obligations as they come due for a minimum of twelve months from the issuance of date of these consolidated financial statements. .However, if we are unable to refinance its existing debt, obtain additional financing, or implement the above plans, as needed, there could be an adverse impact on our operations.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During each of the three months ended March 31, 2023 and 2022, we recorded $0.2 million in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

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

Recent Accounting Pronouncements

None.

Critical Accounting Estimates

There were no changes to critical accounting estimates from those disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Interest Rate Sensitivity. As of March 31, 2023, we had $372.6 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 100-basis-point change in the interest rates on our variable rate debt would result in a $3.7 million change in our annual interest expense.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loans within our credit facilities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Part I, Item 1A “Risk Factors” of our 2022 Annual Report on Form 10-K. The risks described herein and in our 2022 Annual Report on Form 10-K, as amended, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not be able to refinance our existing credit facility on terms and conditions interest rates and credit markets could impact our ability to service and expand our financing.

We require a significant amount of capital to expand our networks and grow our business that we fund partially from cash from operations and in part from borrowings under our credit facilities. On April 10, 2019, we entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (as amended, the “2019 CoBank Credit Facility”). At March 31, 2023, we owed $122.0 million for amounts drawn under the 2019 CoBank Credit Facility. For the year ended December 31, 2022, we generated positive cash flows from operating activities of $102.9 million. At March 31, 2023, we had $56.0 million of unrestricted cash and cash equivalents and $5.0 million of restricted cash. The 2019 CoBank Credit Facility matures on April 10, 2024 at which point the full amount outstanding is due and payable. Management is actively pursuing debt financing options which would extend the maturity date of the 2019 CoBank Credit Facility and may increase its capacity, however, higher interest rates and less availability in the debt markets could increase our costs of borrowing. In the event we are unable to refinance or replace the 2019 CoBank Credit Facility on terms and conditions favorable to us or at all, we may need to take actions impacting our operations such as reducing capital expenditures not required to sustain current network operations, reducing operating cash outflows such as marketing and general and administrative expenses. If we are unable to refinance our existing debt, obtain additional financing through the debt or equity markets, as needed, there may be an adverse impact on our operations or financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We have $18.0 million available to be repurchased under that plan as of March 31, 2023.

The following table reflects the repurchases by us of our common stock during the quarter ended March 31, 2023:

					(d)
					Maximum
					Number (or
				(c)	Approximate
			(b)	Total Number of	Dollar Value) of
	(a)		Average	Shares Purchased	Shares that May
	Total Number		Price	as Part of Publicly	be Purchased
	of Shares		Paid per	Announced Plans	Under the Plans or
Period	Purchased		Share	or Programs	Programs
January 1, 2023 — January 31, 2023	—		$—	—	$19,451,514
February 1, 2023 — February 28, 2023	—		—	—	19,451,514
March 1, 2023 — March 31, 2023	71,563	(1)	39.69	35,656	18,044,049
(1)	Includes 35,907 shares purchased on March 9, 2023, March 11, 2023, March 13, 2023 and March 25, 2023, from our executive officers and other employees who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the 2016 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 5.  Other Information

Verizon Carrier Managed Services Agreement

On May 10, 2023, Commnet Wireless, LLC (“Commnet”), a subsidiary of ATN International, Inc. (the “Company”) entered into a  Carrier Managed Services Master Agreement (the “Agreement”) with Cellco Partnership d/b/a Verizon Wireless (“Verizon”), pursuant to which Commnet will provide a variety of network, infrastructure and technical services that will help deliver next generation wireless services to Verizon’s subscribers in Commnet’s current operating area in the southwestern United States.

Pursuant to the Agreement and subject to certain limitations contained therein, Commnet will upgrade its wireless service in specific areas and provide services to Verizon for an initial seven year term (the “Commitment Period”).  The Commitment Period will automatically renew for up to two additional three year periods, unless Verizon provides no less than twelve months’ notice on non-renewal prior to the expiration of the then-current term.

In connection with the Agreement, Commnet has also agreed to provide Verizon with high capacity transport in its coverage area. Verizon will continue to use Commnet’s wireless communications network for roaming services at a fixed rate per site during the build period until such time as upgrades to the network to meet certain performance service level agreements for both RAN operations and transport are met.

Verizon will pay Commnet an aggregate of an estimated approximately $200 million in total amounts for both non-recurring payments for upgrades and construction to its current RAN and transport network and in monthly recurring charges over the initial Commitment Period.

The Agreement may be terminated at any time upon the mutual written consent of Commnet and Verizon.  In addition, Verizon may terminate the Agreement upon the occurrence of certain events, including failure to meet certain milestones or completion dates with respect to network coverage, failure to meet certain SLAs with respect to the ongoing services, the declaration of a bankruptcy event by Commnet and breach of any other material terms of the Agreement.

The foregoing summary of the Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Agreement.  The Company intends to file a redacted copy of the Agreement as an Exhibit to its Quarterly Report on Form 10-Q for the quarter ending June 30, 2023.

Item 6. Exhibits:

3.1*

Amended and Restated Bylaws of ATN International, Inc. (as amended March 8, 2023), incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (file No. 001-12593) filed on March 14, 2023.

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

ATN International, Inc.

Date: May 10, 2023	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: May 10, 2023	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer