Form 10-Q
period 2023-06-30
ATN International, Inc.
filed 2023-08-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, the registrant had outstanding 15,601,801 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended June 30, 2023

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations, including our the impact of federal support program revenues; expectations regarding future revenue, operating income, EBITDA and capital expenditures; the competitive environment in our key markets, demand for our services and industry trends; our expectations regarding construction progress under our carrier managed services agreements and the effect such progress will have on our financial results; expectations regarding litigation; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to timely and cost effectively completed our Replace and Remove program; (2) the general performance of our operations, including operating margins, revenues, capital expenditures, and the retention of and future growth of our subscriber base and average revenue per user; (3) our ability to realize cost synergies and expansion plans for our newly acquired businesses; (4) our ability to satisfy the needs and demands of our major carrier customers; (5) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes in the telecommunications industry; (7) government funding and subsidy program availability and regulation of our businesses, which may impact our revenue, expansion plans and operating costs; (8) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (9) economic, political and other risks and opportunities facing our operations; (10) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (11) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals and at a reasonable cost of capital; (12) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage for our assets; (13) increased competition;  (14) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; and (15) our continued access to capital and credit markets.  These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” in each of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023, and the other reports we file from time to time with the SEC.  The Company undertakes no obligation and have no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$64,005	$54,660
Restricted cash	3,217	5,068
Short-term investments	300	300
Accounts receivable, net of allowances for credit losses of $15.9 million and $15.2 million, respectively	99,214	86,816
Customer receivable	6,625	5,803
Inventory, materials and supplies	18,719	17,902
Prepayments and other current assets	56,016	59,139
Total current assets	248,096	229,688
Fixed Assets:
Property, plant and equipment	2,041,245	1,977,978
Less accumulated depreciation	(977,781)	(922,024)
Net fixed assets	1,063,464	1,055,954
Telecommunication licenses, net	113,698	113,698
Goodwill	40,104	40,104
Intangible assets, net	25,687	31,992
Operating lease right-of-use assets	105,090	108,702
Customer receivable - long term	44,698	46,706
Other assets	89,132	81,025
Total assets	$1,729,969	$1,707,869
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$18,070	$6,173
Current portion of customer receivable credit facility	6,710	6,073
Accounts payable and accrued liabilities	145,790	155,224
Dividends payable	3,273	3,310
Accrued taxes	11,107	7,335
Current portion of lease liabilities	16,472	15,457
Advance payments and deposits	39,420	39,608
Total current liabilities	240,842	233,180
Deferred income taxes	22,034	28,650
Lease liabilities, excluding current portion	80,893	83,319
Other liabilities	132,922	138,420
Customer receivable credit facility, net of current portion	39,749	39,275
Long-term debt, excluding current portion	464,069	415,727
Total liabilities	980,509	938,571
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	57,458	55,152
Common redeemable noncontrolling interests	37,026	37,317
Total redeemable noncontrolling interests	94,484	92,469
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,702,476 and 17,584,057 shares issued, respectively, 15,664,063 and 15,763,341 shares outstanding, respectively	173	173
Treasury stock, at cost; 2,038,413 and 1,820,716 shares, respectively	(82,086)	(73,825)
Additional paid-in capital	202,623	198,449
Retained earnings	429,909	449,806
Accumulated other comprehensive income	6,634	6,210
Total ATN International, Inc. stockholders’ equity	557,253	580,813
Noncontrolling interests	97,723	96,016
Total equity	654,976	676,829
Total liabilities, redeemable noncontrolling interests and equity	$1,729,969	$1,707,869

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
REVENUE:
Communication services	$181,576	$171,795	$362,883	$338,338
Construction	1,020	3,297	1,610	5,283
Other	3,845	4,405	7,721	7,896
Total revenue	186,441	179,497	372,214	351,517
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	77,718	77,860	156,759	150,871
Cost of construction revenue	1,016	3,286	1,604	5,319
Selling, general and administrative	61,914	56,610	123,262	111,491
Stock-based compensation	2,739	2,568	4,517	4,028
Transaction-related charges	438	412	451	966
Restructuring expenses	370	—	3,257	—
Depreciation and amortization	36,217	33,817	72,621	67,109
Amortization of intangibles from acquisitions	3,144	3,250	6,391	6,508
(Gain) Loss on disposition of long-lived assets	445	(28)	278	3,392
Total operating expenses	184,001	177,775	369,140	349,684
Income from operations	2,440	1,722	3,074	1,833
OTHER INCOME (EXPENSE)
Interest income	45	—	227	3
Interest expense	(10,449)	(4,278)	(19,256)	(7,593)
Other income	2,216	(2,724)	2,411	1,474
Other income (expense)	(8,188)	(7,002)	(16,618)	(6,116)
LOSS BEFORE INCOME TAXES	(5,748)	(5,280)	(13,544)	(4,283)
Income tax (benefit) expense	(5,087)	(3,971)	(5,827)	(1,018)
NET LOSS	(661)	(1,309)	(7,717)	(3,265)
Net loss attributable to noncontrolling interests, net of tax (benefit) expense of $(0.7) million, $0 million, $(1.2) million and $(0.5) million respectively	1,428	784	2,599	1,794
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$767	$(525)	$(5,118)	$(1,471)
NET LOSS PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(0.03)	$(0.11)	$(0.48)	$(0.24)
Diluted	$(0.03)	$(0.11)	$(0.48)	$(0.24)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,719	15,749	15,726	15,736
Diluted	15,719	15,749	15,726	15,736
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.21	$0.17	$0.42	$0.34

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

(In Thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(661)	$(1,309)	$(7,717)	$(3,265)
Other comprehensive income:
Foreign currency translation adjustment	118	(1,680)	229	(1,423)
Reclassification of loss on pension settlement	(174)	915	195	915
Unrealized gain on derivatives	—	(199)	—	(34)
Other comprehensive income (loss) , net of tax	(56)	(964)	424	(542)
Comprehensive loss	(717)	(2,273)	(7,293)	(3,807)
Less: Comprehensive loss attributable to noncontrolling interests	1,428	784	2,599	1,794
Comprehensive income (loss) attributable to ATN International, Inc.	$711	$(1,489)	$(4,694)	$(2,013)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, March 31, 2023	$173	$(76,665)	$200,015	$437,030	$6,690	$567,243	$97,283	$664,526
Purchase of 146,134 shares of common stock	—	(5,421)	—	—	—	(5,421)	—	(5,421)
Stock-based compensation	—	—	2,621	—	—	2,621	118	2,739
Dividends declared on common stock ($0.21 per common share)	—	—	—	(3,273)	—	(3,273)	(1,448)	(4,721)
Repurchase of noncontrolling interests	—	—	(13)	—	—	(13)	(152)	(165)
Deemed dividend - redeemable preferred units	—	—	—	(1,260)	—	(1,260)	—	(1,260)
Deemed dividend - redeemable common units	—	—	—	(3,355)	—	(3,355)	3,350	(5)
Comprehensive income:
Net loss	—	—	—	767	—	767	(1,428)	(661)
Other comprehensive income	—	—	—	—	(56)	(56)	—	(56)
Total comprehensive income (loss)	—	—	—	767	(56)	711	(1,428)	(717)
Balance, June 30, 2023	$173	$(82,086)	$202,623	$429,909	$6,634	$557,253	$97,723	$654,976

Balance, March 31, 2022	$172	$(73,795)	$193,164	$470,056	$5,195	$594,792	$98,768	$693,560
Purchase of 831 shares of common stock	—	(33)	—	—	—	(33)	—	(33)
Stock-based compensation	—	—	2,435	—	—	2,435	133	2,568
Dividends declared on common stock ($0.17 per common share)	—	—	—	(2,678)	—	(2,678)	(1,113)	(3,791)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	11	11
Repurchase of noncontrolling interests	—	—	(167)	—	—	(167)	(1,850)	(2,017)
Accrued dividend - redeemable preferred units	—	—	—	(1,154)	—	(1,154)	—	(1,154)
Deemed dividend - redeemable common units	—	—	—	(587)	—	(587)	587	—
Comprehensive income:
Net income (loss)	—	—	—	(525)	—	(525)	(784)	(1,309)
Other comprehensive income (loss)	—	—	—	—	(964)	(964)	—	(964)
Total comprehensive income (loss)	—	—	—	(525)	(964)	(1,489)	(784)	(2,273)
Balance, June 30, 2022	$172	$(73,828)	$195,432	$465,112	$4,231	$591,119	$95,752	$686,871

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2022	$173	$(73,825)	$198,449	$449,806	$6,210	$580,813	$96,016	$676,829
Purchase of 217,697 shares of common stock	—	(8,261)	—	—	—	(8,261)	—	(8,261)
Stock-based compensation	—	—	4,255	—	—	4,255	262	4,517
Dividends declared on common stock ($0.42 per common share)	—	—	—	(6,588)	—	(6,588)	(1,447)	(8,035)
Repurchase of noncontrolling interests	—	—	(81)	—	—	(81)	(679)	(760)
Accrued dividend - redeemable preferred units	—	—	—	(2,306)	—	(2,306)	—	(2,306)
Deemed dividend - redeemable common units	—	—	—	(5,885)	—	(5,885)	6,170	285
Comprehensive income:
Net income (loss)	—	—	—	(5,118)	—	(5,118)	(2,599)	(7,717)
Other comprehensive income (loss)	—	—	—	—	424	424	—	424
Total comprehensive income	—	—	—	(5,118)	424	(4,694)	(2,599)	(7,293)
Balance, June 30, 2023	$173	$(82,086)	$202,623	$429,909	$6,634	$557,253	$97,723	$654,976

Balance, December 31, 2021	$172	$(71,714)	$192,132	$475,887	$4,773	$601,250	$101,003	$702,253
Purchase of 57,115 shares of common stock	—	(2,114)	—	—	—	(2,114)	—	(2,114)
Stock-based compensation	—	—	3,743	—	—	3,743	285	4,028
Dividends declared on common stock ($0.34 per common share)	—	—	—	(5,356)	—	(5,356)	(1,374)	(6,730)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	11	11
Repurchase of noncontrolling interests	—	—	(443)	—	—	(443)	(4,057)	(4,500)
Accrued dividend - redeemable preferred units	—	—	—	(2,270)	—	(2,270)	—	(2,270)
Deemed dividend - redeemable common units	—	—	—	(1,678)	—	(1,678)	1,678	—
Comprehensive income:
Net income (loss)	—	—	—	(1,471)	—	(1,471)	(1,794)	(3,265)
Other comprehensive income (loss)	—	—	—	—	(542)	(542)	—	(542)
Total comprehensive income	—	—	—	(1,471)	(542)	(2,013)	(1,794)	(3,807)
Balance, June 30, 2022	$172	$(73,828)	$195,432	$465,112	$4,231	$591,119	$95,752	$686,871

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,717)	$(3,265)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	72,621	67,109
Amortization of intangibles from acquisitions	6,391	6,508
Provision for doubtful accounts	2,463	3,153
Amortization of debt discount and debt issuance costs	1,162	1,004
Loss on disposition of long-lived assets	278	3,392
Stock-based compensation	4,517	4,028
Deferred income taxes	(6,616)	(3,871)
Loss on pension settlement	369	1,725
Gain on equity investments	(2,501)	(3,401)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	1,311	(81)
Customer receivable	1,186	(2,298)
Prepaid income taxes	739	6,206
Accrued taxes	2,563	3,227
Materials and supplies, prepayments, and other current assets	220	(12,868)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(6,860)	(9,970)
Other assets	(4,552)	(3,291)
Other liabilities	(5,245)	(6,587)
Net cash provided by operating activities	60,329	50,720
Cash flows from investing activities:
Capital expenditures	(89,451)	(71,204)
Government capital programs
Amounts disbursed	(6,986)	(3,894)
Amounts received	593	—
Purchases of strategic investments	(1,055)	(1,400)
Sale of businesses, net of transferred cash of $0	—	1,835
Acquisition of businesses	1,314	—
Net cash used in investing activities	(95,585)	(74,663)
Cash flows from financing activities:
Dividends paid on common stock	(6,633)	(5,348)
Distributions to noncontrolling interests	(1,447)	(1,375)
Payment of debt issuance costs	(159)	—
Finance lease payment	(481)	(574)
Term loan - repayments	(2,335)	(938)
Revolving credit facility – borrowings	88,273	49,000
Revolving credit facility – repayments	(26,500)	(24,500)
Proceeds from customer receivable credit facility	4,300	8,000
Repayment of customer receivable credit facility	(3,247)	(2,258)
Purchases of common stock – stock- based compensation	(1,433)	(1,169)
Purchases of common stock – share repurchase plan	(6,828)	(941)
Investments made by minority shareholders in consolidated affiliates	—	11
Repurchases of noncontrolling interests	(760)	(4,502)
Net cash provided by financing activities	42,750	15,406
Net change in cash, cash equivalents, and restricted cash	7,494	(8,537)
Total cash, cash equivalents, and restricted cash, beginning of period	59,728	80,697
Total cash, cash equivalents, and restricted cash, end of period	$67,222	$72,160
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses
Amounts accrued for reimbursable capital expenditures from Government capital programs	$11,296	$103
Amounts accrued for non-reimbursable capital expenditures	$20,433	$13,200

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

As of June 30, 2023, the Company offered the following types of services to its customers:

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

The Company has two operating segments to manage and review its operations and to facilitate investor presentations of its results. These two operating segments are as follows:

●	International Telecom. In the Company’s international markets, it offers fixed services, mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the United States, the Company offers mobility services, fixed services, carrier services, and managed services to business and consumer customers in Alaska and the western United States.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served during the three months ended June 30, 2023:

Segment	Services	Markets	Tradenames
International Telecom	Mobility Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya
	Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya, Logic
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT, Viya
US Telecom	Mobility Services	United States (rural markets)	Choice NTUA Wireless
	Fixed Services	United States	Alaska Communications, Commnet Broadband, Choice NTUA Wireless, Sacred Wind Communications, Ethos
	Carrier Services	United States	Alaska Communications, Commnet, Essextel, Sacred Wind Communications
	Managed Services	United States	Alaska Communications, Fireminds

For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Restructuring Expense

In connection with the repositioning of the Company’s legacy wholesale roaming operations in its US Telecom segment, the Company recorded $0.4 million and $3.3 million restructuring charges during the three and six months ended June 30, 2023, respectively, related to the decommissioning of certain cell sites. The charge is recorded in the Restructuring Expense on the Company’s statements of operations. During the six months ended June 30, 2023, the Company paid $1.4 million, recorded a gain of $0.3 million on lease termination, and accrued $2.2 million of the restructuring expenses. In conjunction with the restructuring, the Company terminated $5.6 million of lease right of use assets and $5.9 million of lease liabilities from its balance sheet.

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

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the periods presented below.

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Services transferred over time
US Telecom	$80,330	$72,201	$161,403	$144,491
International Telecom	86,730	82,479	172,409	163,781
Total	167,060	154,680	333,812	308,272
Goods and services transferred at a point in time
US Telecom	2,597	8,702	5,144	12,300
International Telecom	3,781	3,165	7,040	5,888
Total	6,378	11,867	12,184	18,188
Total revenue accounted for under ASC 606	$173,438	$166,547	$345,996	$326,460

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

In July 2019, the Company entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) and subsequently entered into amendments in August 2020, May 2021 and August 2022 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, the Company is building a portion of AT&T’s network for the First Responder Network Authority in or near the Company’s current operating areas in the western United States (the “FirstNet Transaction”). The FirstNet Transaction includes construction and service performance obligations. The current portion of receivables under this agreement is recorded in customer receivable and the long-term portion is recorded in customer receivable long-term on the Company’s balance sheet. In May 2023, the Company amended its current roaming agreement and entered into a carrier management services agreement with Verizon Wireless (“Verizon CMS Agreement”). The transaction includes service performance obligations under which revenue is recognized over time. The Company allocates the transaction price of these agreements to each performance obligation based on the relative standalone selling price of each performance obligation in the contracts. The standalone selling price is the estimated price the Company would charge for the good or service in a separate transaction with similar customers in similar circumstances.

Contract assets and liabilities consisted of the following (amounts in thousands):

	June 30, 2023	December 31, 2022	$ Change	% Change
Contract asset – current	$3,046	$2,932	$114	3.9%
Contract asset – noncurrent	3,671	3,775	(104)	(2.8)%
Contract liability – current	(28,444)	(27,284)	(1,160)	4.3%
Contract liability – noncurrent	(67,840)	(72,543)	4,703	(6.5)%
Net contract liability	$(89,567)	$(93,120)	$3,553	(3.8)%

The contract asset – current is included in prepayments and other current assets and the contract asset – noncurrent is included in other assets on the Company’s balance sheet. The contract liability – current is included in advance payments and deposits and the contract liability – noncurrent is included in other liabilities on the Company’s balance sheet. The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and recognition of deferred revenue. During the six months ended June 30, 2023, the Company recognized revenue of $19.2 million related to its December 31, 2022 contract liability and amortized $1.5 million of the December 31, 2022 contract asset to revenue.

Contract Acquisition Costs

The June 30, 2023 balance sheet includes contract acquisition costs of $9.7 million in other assets. During the three and six months ended months ended June 30, 2023, the Company amortized $1.6 million and $2.7 million, respectively, of contract acquisition costs. During the three and six months ended months ended June 30, 2022, the Company amortized $0.8 million and $1.6 million, respectively, of contract acquisition costs.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear Mobility contracts, which include a promotional discount, Managed Services contracts, and the Company’s Carrier Services construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $491 million and $312 million at June 30, 2023 and December 31, 2022, respectively. The increase during 2023 was related to the Verizon agreements as discussed above. The Company expects to satisfy approximately 37% of the remaining performance obligations and recognize the transaction price within 24 months and the remainder thereafter.

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

The Company had gross accounts receivable of $166.5 million, including a receivable under the FirstNet Agreement totaling $51.3 million, of which $44.7 million was long-term, and an allowance for credit losses of $15.9 million as of June 30, 2023. The Company had gross accounts receivable of $154.5 million and a receivable under the FirstNet Agreement totaling $52.5 million, of which $46.7 million was long-term, and an allowance for credit losses of $15.2 million as of December 31, 2022. The Company monitors receivables through the use of historical operating data adjusted for the expectation of future performance as appropriate. Activity in the allowance for credit losses is below:

	Six months ended
	June 30, 2023	June 30, 2022

Balance at beginning of period	$15,171	$13,885
Current period provision for expected losses	2,463	3,153
Write-offs charged against the allowance	(1,878)	(1,497)
Recoveries collected	188	208
Balance at end of period	$15,944	$15,749

4. LEASES

Lessee Disclosure

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between three and 10 years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost:
Operating lease cost	$5,763	$6,194	$11,744	$12,337
Short-term lease cost	625	645	1,303	1,154
Variable lease cost	1,383	642	2,045	1,446
Total operating lease cost	$7,771	$7,481	$15,092	$14,937

Finance lease cost:
Amortization of right-of-use asset	$804	$782	$1,504	$1,579
Variable costs	227	210	430	458
Interest costs	78	95	162	197
Total finance lease cost	$1,109	$1,087	$2,096	$2,234

During the six months ended June 30, 2023 and 2022, the Company paid $9.7 million and $10.8 million, respectively, for operating lease liabilities. During the six months ended June 30, 2023 and 2022, the Company recorded $12.3 million and $5.1 million, respectively, of operating lease liabilities arising from ROU assets. During the six months ended June 30, 2023, in conjunction with the restructuring activities the Company terminated $5.6 million of lease right of use assets, $5.9 million of lease liabilities from its balance sheet, and recorded a gain of $0.3 million in the restructuring expense line of its statement of operations.

At June 30, 2023, finance leases with a cost of $31.6 million and accumulated amortization of $14.9 million were included in property, plant and equipment. During the six months ended June 30, 2023, the Company paid $0.5 million of financing cash flows, $3.4 million of investing cash flows and $0.2 million of operating cash flows for finance lease liabilities. During the six months ended June 30, 2022, the Company paid $0.6 million of financing cash flows and $0.1 million of operating cash flows for finance lease liabilities. Additionally, during the six months ended June 30, 2022, the Company disposed of a finance lease with a net book value of $1.0 million recording a loss for that amount. At June 30, 2023, finance leases had a lease liability of $6.5 million, of which $1.7 million was current.

At December 31, 2022, finance leases with a cost of $26.6 million and accumulated amortization of $13.5 million were included in property, plant and equipment.

The weighted average remaining lease terms and discount rates as of June 30, 2023 and December 31, 2022 are noted in the table below:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases	13.1 years	12.4 years
Financing leases	9.4 years	9.3 years

Weighted-average discount rate
Operating leases	6.4%	6.0%
Financing leases	7.1%	6.7%

Maturities of lease liabilities as of June 30, 2023 were as follows (in thousands):

	Operating Leases	Financing Leases
2023 (excluding the six months ended June 30, 2023)	$11,716	$1,474
2024	18,425	2,128
2025	15,101	1,020
2026	10,933	550
2027	8,736	511
Thereafter	84,450	2,651
Total lease payments	149,361	8,334
Less imputed interest	(58,470)	(1,858)
Total	$90,891	$6,476

Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

	Operating Leases	Financing Leases
2023	$19,417	$1,403
2024	17,836	1,342
2025	14,805	978
2026	10,505	504
2027	8,096	495
Thereafter	76,452	2,651
Total lease payments	147,111	7,373
Less imputed interest	(53,794)	(1,914)
Total	$93,317	$5,459

As of June 30, 2023, the Company did not have any material operating or finance leases that have not yet commenced.

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its cell sites and buildings. For the six months ended June 30, 2023 and 2022, the Company recorded $3.9 million and $2.9 million, respectively, of lease income from agreements in which the Company is the lessor. For the three months ended June 30, 2023 and 2022, the Company recorded $2.0 million and $1.9 million, respectively, of lease income. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated:

2023 (excluding the six months ended June 30, 2023)	$3,110
2024	5,917
2025	5,733
2026	5,419
2027	4,270
Thereafter	14,394
Total future lease payments	$38,843

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

6. ACQUISITIONS AND DISPOSITIONS

US Telecom

Acquisition of Sacred Wind Enterprises

On November 7, 2022, the Company’s newly formed wholly owned subsidiary Alloy, Inc. (Alloy”) acquired all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), a rural telecommunications provider in New Mexico for $44.6 million of consideration (“Sacred Wind Transaction”). The purchase price allocation was finalized during the six months ended June 30, 2023. As part of the Sacred Wind Transaction, the Company transferred consideration of $16.7 million of cash, net of $9.4 million of cash acquired, $14.8 million of redeemable noncontrolling interests, and $3.7 million of contingent consideration. During the six months ended June 30, 2023, the Company received $1.3 million as final settlement of working capital amounts. Upon completion of the Sacred Wind Transaction, the former Sacred Wind shareholders own 6% of the Alloy equity. This equity is classified as redeemable noncontrolling interests in the Company’s financial statements because the holders have an option, beginning in 2026, to put the equity interest to a subsidiary of the Company at the then fair market value. The redeemable noncontrolling interests do not have preference relative to other equity units and participate in gains and losses in Alloy. The contingent consideration is earned based on certain operating metrics of Sacred Wind beginning in 2025 through 2027. The fair value of the contingent consideration was calculated using discounted cash flow analysis based on a range of probability weighted outcomes. The Company funded the acquisition with borrowings under its CoBank Credit Facility and assumed $31.6 million of Sacred Wind debt, to the United States of America administered through the Rural Utilities Service.

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

The acquired fixed assets are comprised of telecommunication equipment located in the Southwest United States. The fixed assets were valued using the income and cost approaches. Cash flows were discounted between 7% and 12% based on the risk associated with the cash flows to determine fair value under the income approach. The fixed assets have useful lives ranging from 1 to 25 years. The intangible assets include a $0.6 million trade name. The estimated fair value of the trade name was determined using the relief from royalty method. The useful life of the trade name is 5 years. The acquired receivables consist of trade receivables incurred in the ordinary course of business. The Company expects to collect the full amount of the receivables. Current liabilities includes $6.5 million of deposits received under government grant programs that will be used to construct fixed assets.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	June 30, 2023
	Significant Other
	Quoted Prices in	Unobservable
	Active Markets	Inputs
Description	(Level 1)	(Level 3)	Total
Short term investments	$300	$—	$300
Other investments	—	1,386	1,386
Alaska Communications redeemable common units	—	(22,266)	(22,266)
Alloy redeemable common units	—	(14,760)	(14,760)
Warrants on Alaska Communications redeemable common units	—	(654)	(654)
Total assets and liabilities measured at fair value	$300	$(36,294)	$(35,994)

	December 31, 2022
	Significant Other
	Quoted Prices in	Unobservable
	Active Markets	Inputs
Description	(Level 1)	(Level 3)	Total
Short term investments	$300	$—	$300
Other investments	—	1,616	1,616
Alaska Communications redeemable common units	—	(22,557)	(22,557)
Alloy redeemable common units	—	(14,760)	(14,760)
Warrants on Alaska Communications redeemable common units	—	(654)	(654)
Total assets and liabilities measured at fair value	$300	$(36,355)	$(36,055)

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

	Investments without a readily determinable fair value	Fair value investments	Equity investments	Total
Balance, December 31, 2022	$22,590	$1,616	$13,963	$38,169
Income recognized	1,786	130	585	2,501
Contributions	425	(360)	630	695
Foreign currency gain	—	—	229	229
Balance, June 30, 2023	$24,801	$1,386	$15,407	$41,594

Balance, December 31, 2021	$17,820	$1,925	$28,699	$48,444
Income (loss) recognized	—	205	(1,645)	(1,440)
Contributions / (distributions)	—	(169)	1,400	1,231
Foreign currency loss	—	—	(1,423)	(1,423)
Gain recognized	4,770	—	—	4,770
Balance, June 30, 2022	$22,590	$1,961	$27,031	$51,582

These investments are included with other assets on the consolidated balance sheets.

Redeemable Common Units and Warrants

The Company has issued redeemable common units, and warrants to purchase additional common units, in consolidated subsidiaries of the Company. The instruments are redeemable at the option of the holder. Both the common units and warrants to purchase common units are recorded at fair value in the Company’s financial statements. The common units are recorded in redeemable noncontrolling interest and the warrants are recorded in other liabilities on the Company’s balance sheets. The put options for the Alloy redeemable common units begin in 2026. The put options for the Alaska Communications redeemable common units begin the earlier of a public offering or 2028. The Company calculates the fair value of the instruments using a market approach with Level 3 inputs.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of long-term debt is estimated using Level 2 inputs. At June 30, 2023, the fair value of long-term debt, including the current portion, was $534.3 million and its book value was $528.6 million. At December 31, 2022, the fair value of long-term debt, including the current portion, was $473.7 million and its book value was $467.2 million.

8. LONG-TERM DEBT

2019 CoBank Credit Facility

On April 10, 2019, the Company entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (as amended, the “2019 CoBank Credit Facility”). The 2019 CoBank Credit Facility provided for a $200 million revolving credit facility that included (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility. In connection with the execution of the 2023 CoBank Credit Facility, as defined below, outstanding borrowings under the 2019 CoBank Credit Facility were repaid in full.

Amounts borrowed under the 2019 CoBank Credit Facility bore interest at a rate equal to, at the Company’s option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging between 1.25% to 2.25% or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.25%. Swingline loans bore interest at the base rate plus the applicable margin for base rate loans. The base rate was equal to the higher of (i) 1.00% plus the higher of (x) LIBOR for an interest period of one month and (y) LIBOR for an interest period of one week; (ii) the Federal Funds Effective Rate (as defined in the 2019 CoBank Credit Facility) plus 0.50% per annum; and (iii) the Prime Rate (as defined in the 2019 CoBank Credit Facility). The applicable margin was determined based on the Total Net Leverage Ratio (as defined in the 2019 CoBank Credit Facility). Under the terms of the 2019 CoBank Credit Facility, the Company also paid a commitment fee ranging from 0.150% to 0.375% of the average daily unused portion of the 2019 CoBank Credit Facility over each calendar quarter.

As of June 30, 2023, the Company was in compliance with all of the financial covenants, had $138.0 million outstanding and had $62.0 million of availability under the 2019 CoBank Credit Facility. There were no outstanding interest rate hedge agreements under the 2019 CoBank Credit Facility as of June 30, 2023.

2023 CoBank Credit Facility

On July 13, 2023, the Company, along with certain of the Company’s subsidiaries as guarantors, entered into a new Credit Agreement with CoBank, ACB and a syndicate of other lenders (as may be amended from time to time, the “2023 CoBank Credit Facility”).

The 2023 CoBank Credit Facility provides for a five-year $170 million revolving credit facility (the “2023 CoBank Revolving Loan”) and a six-year $130 million term loan facility (the “2023 CoBank Term Loan”). The Company may use (i) up to $25 million under the 2023 CoBank Credit Facility for letters of credit, and (ii) up to $20 million under a swingline sub-facility. Upon the closing of the 2023 CoBank Credit Facility, the Company drew all of the 2023 CoBank Term Loan and approximately $13.6 million of the 2023 CoBank Revolving Loan. These borrowings were used to repay $139.5 million of debt outstanding under the 2019 CoBank Credit Facility at close.

The 2023 CoBank Term Loan must be repaid in quarterly principal payments in the amounts of set forth below, with the outstanding principal balance maturing on July 13, 2029. The 2023 CoBank Revolving Loan may be repaid at any time on or prior to its maturity on July 13, 2028. All amounts outstanding under the 2023 CoBank Credit Facility will be due and payable upon the earlier of the maturity date or the acceleration of the loans and commitments upon an event of default.

2023 CoBank Term Loan Quarterly Payment Dates	2023 CoBank Term Loan Quarterly Repayments
December 31, 2023 – June 30, 2025	$812,500 (2.5% per annum)
September 30, 2025 – June 30, 2026	$1,625,000 (5% per annum)
September 30, 2026 – June 30, 2029	$2,437,500 (7.5% per annum)

Amounts borrowed under the 2023 CoBank Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR)

plus an applicable margin ranging between 2.00% to 3.75% for the 2023 CoBank Term Loan or 1.75% to 3.50% for Revolving Loans or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.75% for the Term Loan or 0.75% to 2.50% for the 2023 CoBank Revolving Loans.  Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans.  The base rate is equal to the higher of (i) 1.00% plus the one-month SOFR rate (ii) the federal funds effective rate (as defined in the 2023 CoBank Credit Agreement) plus 0.50% per annum; and (iii) the prime rate (as defined in the 2023 CoBank Credit Agreement). The applicable margin is determined based on the ratio (as further defined in the 2023 CoBank Credit Agreement) of the Company’s indebtedness to EBITDA. Under the terms of the 2023 CoBank Credit Agreement, the Company must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the 2023 CoBank Credit Facility over each calendar quarter.

The 2023 CoBank Credit Agreement contains a financial covenant (as further defined in the 2023 CoBank Credit Agreement) that imposes a maximum ratio of indebtedness to EBITDA, as well as customary representations, warranties and covenants, including covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. The Total Net Leverage Ratio is measured each fiscal quarter and is required to be less than or equal to 3.25 to 1.0.  The 2023 CoBank Credit Agreement also provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.

Letter of Credit Facility

On November 14, 2022, the Company entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of the Company and its subsidiaries. As of June 30, 2023, $31.6 million of Standby Letters of Credit had been issued under this agreement.

Alaska Credit Facility

On July 22, 2021, Alaska Communications entered into a Credit Agreement (the “Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a $35.0 million revolving facility (the “Alaska Revolving Facility”) and a $210.0 million initial term loan facility (the “Alaska Term Loan”).

On December 23, 2022, Alaska Communications entered into a First Amendment Agreement (the “ACS Amendment”). The ACS Amendment amends the Alaska Credit Facility to increase its Revolving Credit Commitment from $35.0 million to $75.0 million and Term Loan Commitment from $210 million to $230 million. As a part of the transaction, the Term Loan commitment was fully funded as the outstanding Revolving Credit Commitment balance was transferred.

As of June 30, 2023, Alaska Communications had drawn $19.0 million on its Revolving Credit Commitment and had $56.0 million available to draw. The Term Loan balance was $230.0 million and principal payments commence in the fourth quarter of 2023. Both facilities mature on July 22, 2026

In addition to the above changes, the ACS Amendment replaced the calculation of interest from an applicable margin applied to LIBOR with the same applicable margin applied to the Secured Overnight Financing Rate (“SOFR”) plus a 10-basis point adjustment.

The Company capitalized $7.3 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $4.6 million were unamortized as of June 30, 2023.

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

Alaska Communication’s interest rate swap, which had been designated as a cash flow hedge with an interest rate of 1.6735%, expired on June 30, 2022. As of June 30, 2023, there are no outstanding interest rate hedge agreements associated with the Alaska Credit Facility.

Alaska Term Facility

On June 15, 2022, Alaska Communications Systems Holdings, the parent company of Alaska Communications, entered into a secured lending arrangement with Bristol Bay Industrial, LLC (the “Alaska Term Facility”).

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

As of June 30, 2023, the Company had $6.8 million outstanding and no available borrowings under the Alaska Term Facility.

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

Interest on the loans accrue at a fixed annual interest rate to be quoted by CoBank.

The Receivables Credit Facility contains customary events of termination, representations and warranties, affirmative and negative covenants and events of default customary for facilities of this type.

As of June 30, 2023, the Company had $47.0 million outstanding, of which $6.7 million was current, and $18.0 million of availability under the Receivables Credit Facility. The Company capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.5 million were unamortized as of June 30, 2023.

GTT Credit Facilities

On October 12, 2022, GTT received approval from Republic Bank (Guyana) Limited for a $2.9 million term facility and a $5.7 million overdraft facility (the “GTT Credit Facilities”) subject to the approval from the Minister of Finance at the Bank of Guyana that was received on March 31, 2023.

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

As of June 30, 2023, $3.8 million was outstanding under the overdraft facility and there were no outstanding amounts under the term facility.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2021. Sacred Wind submitted a corrective action plan to comply with the financial covenant as of December 31, 2025. On May 5, 2022, Sacred Wind’s corrective action plan was accepted by the RUS. As of June 30, 2023, the Company was in compliance with that corrective action plan.

As of June 30, 2023, $29.8 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.2 million was current and $26.6 million was long term.

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

As of June 30, 2023, $60.0 million of the Viya Debt remained outstanding and $0.3 million of the rate lock fee was unamortized.

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

Debt Maturity

The table below summarizes the annual maturities of the Company’s debt instruments (amounts in thousands).

					Customer
	US	International	Corporate and	Total	Receivable
	Telecom	Telecom	Other (1) (2)	Debt	Credit Facility
2023 (excluding the six months ended June 30, 2023)	$3,834	$3,773	$—	$7,607	$3,227
2024	16,536	—	—	16,536	6,787
2025	14,969	—	—	14,969	7,083
2026	232,469	60,000	—	292,469	7,393
2027	3,723	—	—	3,723	7,718
Thereafter	14,028	—	138,000	152,028	14,794
Total	285,559	63,773	138,000	487,332	47,002
Debt Discounts	(4,899)	(295)	—	(5,194)	(543)
Book Value	$280,660	$63,478	$138,000	$482,138	$46,459

(1)Corporate and other items refer to corporate overhead costs and consolidating adjustments.

(2)	On July 13, 2023, the Company refinanced $138.0 million of debt outstanding under the 2019 CoBank Credit Facility extending the maturity date of the revolving credit facility to July 13, 2028.

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

All of the programs are subject to certain operational and reporting compliance requirements. The Company believes it is in compliance with these requirements as of June 30, 2023.  Revenue recognized from the USF and CAFII programs is recognized as revenue from government grants.  Revenue from other programs is recognized in accordance with ASC 606.

RDOF (“Rural Digital Opportunities Fund”)

The Company expects to receive approximately $22.7 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity

Fund Phase I Auction (“RDOF”). Revenue recognized from the RDOF program is recognized as revenue from government grants.

The Company recorded the amounts below as communication services revenue for the reported periods:

	Three months ended			Three months ended
	June 30, 2023			June 30, 2022

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$2,222	$1,397	$3,619	$989	$2,761	$3,750
CAF II	6,815	—	6,815	6,822	—	6,822
RDOF	608	—	608	478	—	478
Other Programs	14,368	5	14,373	6,167	22	6,189
Total	$24,013	$1,402	$25,415	$14,456	$2,783	$17,239

	Six months ended			Six months ended
	June 30, 2023			June 30, 2022

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$4,716	$2,795	$7,511	$2,045	$5,522	$7,567
CAF II	13,630	—	13,630	13,644	—	13,644
RDOF	1,216	—	1,216	956	—	956
Other Programs	30,028	9	30,037	11,228	37	11,265
Total	$49,590	$2,804	$52,394	$27,873	$5,559	$33,432

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

Construction Grants

The Company has also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse the Company for its construction costs, is distributed upon completion of a project. Completion deadlines begin in September 2023 and once these projects are constructed, the Company is obligated to provide service to the participants. The Company expects to meet all requirements associated with these grants, with the exception of grants the Company has transferred to third parties, as described below.  A roll forward of the Company’s grant awards is below (in thousands).

Amount
Grants awarded, December 31, 2022	$80,197
New grants	38,824
Construction complete	(5,075)
Transferred grants	(6,269)
Grants awarded, June 30, 2023	$107,677

In addition, the Company partners with tribal governments to obtain grants under the Tribal Broadband Connectivity Program ("TBCP"). The TBCP is a program administered by the National Telecommunications and Information Administration to deploy broadband connectivity on tribal lands. The Company was identified as a sub recipient of TBCP grants totaling $139.0 million as of June 30, 2023.

Replace and Remove Program

On July 15, 2022, the Company was notified that it was an approved participant in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks.  Pursuant to the Replace and Remove Program, the Company was allocated up to approximately $207 million in reimbursement amounts to cover documented and approved costs to remove and securely destroy all ZTE communications equipment and services in its U.S. networks and replace such equipment. The Replace and Remove Program requires that the Company complete the project no later than one year from submitting its initial reimbursement request, or July 2024. At this time, the Company anticipates that it will be able to meet the deadlines and requirements of the program. At June 30, 2023, the Company established a receivable, included in accounts receivable on the balance sheet, for $21.0 million of costs for which it expects to be reimbursed under the program.

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

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended				Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$38	$31	$57	$36	$76	$62	$114	$72
Non-operating expense
Interest cost	593	35	565	33	1,187	70	1,130	66
Expected return on plan assets	(953)	—	(925)	—	(1,905)	—	(1,850)	—
Settlements	—	—	1,725	—	369	—	1,725	—
Net periodic pension expense (benefit)	$(322)	$66	$1,422	$69	$(273)	$132	$1,119	$138

The Company was not required to make contributions to its pension plans during the three months ended June 30, 2023 and 2022. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions to its pension plans during the six months ended June 30, 2023 and 2022.

11.  INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 88.5% and 75.2 % respectively.

The Company recorded an income tax benefit of $5.1 million in relation to a pretax loss of $5.7 million for the three months ended June 30, 2023.  The effective tax rate for the three months ended June 30, 2023 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $4.0 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration and a $0.7 million expense for interest on unrecognized tax positions.

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

The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was 43.0% and 23.8%, respectively.

The Company recorded an income tax benefit of $5.8 million in relation to a pretax loss of $13.5 million for the six months ended June 30, 2023.  The effective tax rate for the six months ended June 30, 2023 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $4.0 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, and a $1.3 million expense for interest on unrecognized tax positions.

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

12. EARNINGS PER SHARE AND REDEEMABLE NONCONTROLLING INTERESTS

Earnings Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to ATN International, Inc. stockholders- Basic	767	(525)	(5,118)	(1,471)
Less: Preferred dividends	(1,260)	(1,154)	(2,306)	(2,270)
Net Loss attributable to ATN International, Inc. common stockholders- Diluted	$(493)	$(1,679)	$(7,424)	$(3,741)

Denominator:
Weighted-average shares outstanding- Basic	15,719	15,749	15,726	15,736
Weighted-average shares outstanding- Diluted	15,719	15,749	15,726	15,736

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

The put options for both the common and preferred units, if any, are nonrecourse to the Company and exercisable at the earlier of a future initial public offering of the subsidiary or certain dates beginning in 2026.

For the three months ended June 30, 2023 and 2022, the Company allocated losses of $3.4 million and $0.6 million, respectively, to the redeemable common units representing their proportionate share of operating losses. For the six months ended June 30, 2023 and 2022, the Company allocated losses of $6.2 million and $1.7 million, respectively, to the redeemable common units representing their proportionate share of operating losses. The Company then compared the book value of the common units to the fair value and the fair value exceeded the book value. As a result, the book value was increased by $5.9 million and $1.7 million during the six months ended June 30, 2023 and 2022, respectively.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for the six months ended June 30, 2023 and 2022:

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2022	$55,152	$37,317	$92,469
Accrued preferred dividend	2,306	—	2,306
Allocated net loss	—	(6,170)	(6,170)
Change in fair value	—	5,879	5,879
Balance, June 30, 2023	$57,458	$37,026	$94,484

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2021	$50,296	$22,640	$72,936
Accrued preferred dividend	2,270	—	2,270
Allocated net loss	—	(1,678)	(1,678)
Change in fair value	—	1,678	1,678
Balance, June 30, 2022	$52,566	$22,640	$75,206

13. SEGMENT REPORTING

The Company has the following two reportable and operating segments: i) International Telecom and ii) US Telecom.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended June 30, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,507	$114	$—	$3,621
Mobility - Consumer	23,349	863	—	24,212
Total Mobility	26,856	977	—	27,833
Fixed - Business	17,214	35,495	—	52,709
Fixed - Consumer	42,459	22,608	—	65,067
Total Fixed	59,673	58,103	—	117,776
Carrier Services	3,879	31,576	—	35,455
Other	448	64	—	512
Total Communication Services Revenue	90,856	90,720	—	181,576
Construction	—	1,020	—	1,020
Other
Managed Services	1,125	2,720	—	3,845
Total other revenue	1,125	2,720	—	3,845
Total Revenue	91,981	94,460	—	186,441
Depreciation and amortization	14,106	21,430	681	36,217
Amortization of intangibles from acquisitions	364	2,780	—	3,144
Non-cash stock-based compensation	109	9	2,621	2,739
Operating income (loss)	14,552	(2,394)	(9,718)	2,440

For the Three Months Ended June 30, 2022

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,675	$301	$—	$3,976
Mobility - Consumer	21,279	1,549	—	22,828
Total Mobility	24,954	1,850	—	26,804
Fixed - Business	16,996	31,866	—	48,862
Fixed - Consumer	41,353	19,166	—	60,519
Total Fixed	58,349	51,032	—	109,381
Carrier Services	3,421	31,753	—	35,174
Other	436	—	—	436
Total Communication Services Revenue	87,160	84,635	—	171,795
Construction	—	3,297	—	3,297
Other
Managed Services	1,246	3,159	—	4,405
Total Other Revenue	1,246	3,159	—	4,405
Total Revenue	88,406	91,091	—	179,497
Depreciation	15,074	17,763	980	33,817
Amortization of intangibles from acquisitions	394	2,856	—	3,250
Non-cash stock-based compensation	56	79	2,433	2,568
Operating income (loss)	11,646	(281)	(9,643)	1,722

For the Six Months Ended June 30, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$7,083	$286	$—	$7,369
Mobility - Consumer	45,880	1,850	—	47,730
Total Mobility	52,963	2,136	—	55,099
Fixed - Business	34,327	71,814	—	106,141
Fixed - Consumer	84,236	45,190	—	129,426
Total Fixed	118,563	117,004	—	235,567
Carrier Services	7,570	63,660	—	71,230
Other	848	139	—	987
Total Communication Services Revenue	179,944	182,939	—	362,883
Construction	—	1,610	—	1,610
Other
Managed Services	2,445	5,276	—	7,721
Total Other Revenue	2,445	5,276	—	7,721
Total Revenue	182,389	189,825	—	372,214
Depreciation	28,292	42,917	1,412	72,621
Amortization of intangibles from acquisitions	744	5,647	—	6,391
Non-cash stock-based compensation	176	86	4,255	4,517
Operating income (loss)	28,377	(6,737)	(18,566)	3,074

For the Six Months Ended June 30, 2022

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$7,291	$674	$—	$7,965
Mobility - Consumer	41,249	3,006	—	44,255
Total Mobility	48,540	3,680	—	52,220
Fixed - Business	34,250	59,011	—	93,261
Fixed - Consumer	82,446	38,136	—	120,582
Total Fixed	116,696	97,147	—	213,843
Carrier Services	6,823	64,742	—	71,565
Other	710	—	—	710
Total Communication Services Revenue	172,769	165,569	—	338,338
Construction	—	5,283	—	5,283
Other
Managed Services	2,422	5,474	—	7,896
Total other revenue	2,422	5,474	—	7,896
Total Revenue	175,191	176,326	—	351,517
Depreciation and amortization	28,971	36,205	1,933	67,109
Amortization of intangibles from acquisitions	812	5,696	—	6,508
Non-cash stock-based compensation	116	169	3,743	4,028
Operating income (loss)	23,450	(4,914)	(16,703)	1,833

Selected balance sheet data for each of the Company’s segments as of June 30, 2023 and December 31, 2022 consists of the following (in thousands):

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
June 30, 2023
Cash, cash equivalents, and restricted cash	$33,332	$25,433	$8,457	$67,222
Total current assets	116,153	121,908	10,035	248,096
Fixed assets, net	472,548	584,833	6,083	1,063,464
Goodwill	4,835	35,269	—	40,104
Total assets	668,185	975,997	85,787	1,729,969
Total current liabilities	88,950	123,616	28,276	240,842
Total debt	63,478	327,120	138,000	528,598
December 31, 2022
Cash, cash equivalents, and restricted cash	$26,418	$26,375	$6,935	$59,728
Total current assets	105,324	116,038	8,326	229,688
Fixed assets, net	462,447	585,969	7,538	1,055,954
Goodwill	4,835	35,269	—	40,104
Total assets	643,664	980,543	83,662	1,707,869
Total current liabilities	86,738	119,755	26,687	233,180
Total debt	59,659	308,589	99,000	467,248

	Capital Expenditures

	International	US	Corporate and
Six months ended June 30,	Telecom	Telecom	Other (1)	Consolidated
2023	$38,906	$57,531	$—	$96,437
2022	33,870	40,804	424	75,098

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

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority (the “GRA”) dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. GTT’s position has been upheld by various High Court rulings made in its favor including most recently in December 2021,. GTT has maintained that it has no unpaid corporation tax due to the GRA and that any liability GTT might be found to have with respect to the disputed tax assessments, as alleged by the GRA in the aggregate amount of $32 million net of interest, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods. Several High Court rulings in the favor of GTT have been appealed by the GRA and the Company believes that some adverse outcome in these or pending unheard matters could occur

In February 2020, the Company’s Alaska Communications subsidiary received a draft audit report from USAC in connection with USAC’s inquiry into Alaska Communications’ funding requests under the Rural Health Care Support Program for certain customers for the time period of July 2012 through June 2017. The draft audit report alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules.  Alaska Communications has provided USAC with extensive comments in response to its draft audit report seeking correction of numerous factual and legal errors that it believed it had identified. As a result of these conversations and comments being submitted by Alaska Communications, USAC’s auditors may revise their findings, including the amounts they recommend USAC seek to recover. USAC’s auditors are expected to issue a final audit report incorporating Alaska Communications’ responses that will be sent to USAC’s Rural Health Care Division to review and determine if corrective action would be appropriate. In the event that the Company disagrees with USAC’s final audit report, the Company can appeal that decision to USAC’s Rural Health Care Division and/or the FCC. At this time, the Company cannot predict the contents or timing of the final USAC audit report, the outcome of the audit or the impact on the Company’s business, financial condition, results of operations, or liquidity and may require certain undertakings in addition to any proposed financial settlement.

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

With respect to all of the foregoing matters, the Company believes that some adverse outcome is probable and has accordingly accrued $16.0 million as of June 30, 2023 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

15. SUBSEQUENT EVENTS

See Footnote 8 for a discussion of the Company’s new 2023 CoBank Credit Facility which the Company entered into on July 13, 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide digital infrastructure and communications services in the United States and internationally, including in the Caribbean region, with a focus on smaller markets, many of which are rural or remote, with a growing demand for infrastructure investments. Through our operating subsidiaries, we primarily provide: (i) carrier and enterprise communications services, such as terrestrial and submarine fiber optic transport, and communications tower facilities; and (ii) fixed and mobile telecommunications connectivity to residential, business and government customers, including a range of high-speed internet and data services, fixed and mobile wireless solutions, and video and voice services.

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

As of June 30, 2023, we offer the following types of services to our customers:

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

We have two operating segments to manage and review our operations and to facilitate investor presentations of our results. These two operating segments are as follows:

●	International Telecom. In our international markets, we offer fixed services, mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US

Virgin Islands.

●	US Telecom. In the United States, we offer mobility services, fixed services, carrier services, and managed services to business and consumer customers in Alaska and the western United States.

Segment	Services	Markets	Tradenames
International Telecom	Mobility Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya
	Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT, Viya
	Carrier Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya, Logic
	Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT, Viya
US Telecom	Mobility Services	United States (rural markets)	Choice NTUA Wireless
	Fixed Services	United States	Alaska Communications, Commnet Broadband, Choice NTUA Wireless, Sacred Wind Communications, Ethos
	Carrier Services	United States	Alaska Communications, Commnet, Essextel, Sacred Wind Communications
	Managed Services	United States	Alaska Communications, Fireminds

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of June 30, 2023:

Acquisition of Sacred Wind Enterprises

On November 7, 2022, we, via our newly formed wholly owned subsidiary Alloy, Inc. (“Alloy”), acquired all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), a rural telecommunications provider in New Mexico (the “Sacred Wind Transaction”) for $44.6 million of consideration. The purchase price allocation was finalized during the six months ended June 30, 2023. As part of the Sacred Wind Transaction, we transferred consideration of $16.7 million of cash, net of $9.4 million of cash acquired, $14.8 million of redeemable noncontrolling interests, and $3.7 million of contingent consideration. During the six months ended June 30, 2023, we received $1.3 million as final settlement of working capital amounts. Upon completion of the Sacred Wind Transaction, the former Sacred Wind shareholders own 6% of the Alloy equity. This equity is classified as redeemable noncontrolling interests in our financial statements because the holders have an option, beginning in 2026, to put the equity interest to a subsidiary of the Company at the then fair market value. The redeemable noncontrolling interests do not have preference relative to other equity units and participate in gains and losses in Alloy. The contingent consideration is earned based on certain operating metrics of Sacred Wind beginning in 2025 through 2027. The fair value of the contingent consideration was calculated using discounted cash flow analysis based on a range of probability weighted outcomes. We funded the acquisition with borrowing under our CoBank Credit Facility and assumed $31.6 million of Sacred Wind debt, to the United States of America administered through the Rural Utilities Service.

We believe that the acquisition of Sacred Wind will expand our infrastructure reach and broadband services in the rural Southwest and increase our wholesale carrier, residential and business broadband services.

FirstNet Agreement

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we amended in August 2020, May 2021 and August 2022 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating areas in the Western United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time. We expect that total construction revenue related to FirstNet will approximate $80 million to $85 million. During the three months ended June 30, 2023 and 2022, we recorded $1.0 million and $3.3 million in construction revenue, respectively. During the six months ended June 30, 2023 and 2022, we recorded $1.6 million and $5.3 million in construction revenue, respectively. Revenues from construction are expected to have minimal impact on operating income. We expect to substantially complete the build by the end of 2023 with the remainder to be completed in early 2024.

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

Verizon Carrier Managed Services Agreement

On May 10, 2023, our subsidiary, Commnet, entered into a  Carrier Managed Services Master Agreement (the “Agreement”) with Cellco Partnership d/b/a Verizon Wireless (“Verizon”), pursuant to which Commnet will provide a variety of network, infrastructure and technical services that will help deliver next generation wireless services to Verizon’s subscribers in Commnet’s current operating area in the southwestern United States.

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

In connection with the Agreement, Commnet has also agreed to provide Verizon with high capacity transport in its coverage area. Verizon will continue to use Commnet’s wireless communications network for roaming services at a fixed rate per site during the build period until such time as upgrades to the network to meet certain performance service level agreements for both RAN operations and transport are met. Verizon will pay Commnet an aggregate of approximately $200 million for services over the term of  the Agreement.

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

The foregoing summary of the Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Agreement.  A redacted copy of the Agreement is filed herewith as Exhibit 10.1.

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

All of the programs are subject to certain operational and reporting compliance requirements. We believe we are in compliance with these requirements as of June 30, 2023.

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

RDOF (“Rural Digital Opportunities Fund”)

We expect to receive approximately $22.7 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”). During the three months ended June 30, 2023 and 2022, we recorded $0.6 million and $0.5 million of revenue from the RDOF program, respectively. During the six months ended June 30, 2023 and 2022, we recorded $1.2 million and $1.0 million, of revenue from the RDOF program, respectively.

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is generally distributed upon completion of a project. Completion deadlines begin in September 2023 and once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants, with the exception of grants we have transferred to third parties, as described below.  A roll forward of our grant awards is below (in thousands).

Amount
Grants awarded, December 31, 2022	$80,197
New grants	38,824
Construction complete	(5,075)
Transferred grants	(6,269)
Grants awarded, June 30, 2023	$107,677

In addition, we partner with tribal governments to obtain grants under the Tribal Broadband Connectivity Program ("TBCP").  The TBCP is a program administered by the National Telecommunications and Information Administration to deploy broadband connectivity on tribal lands.  We were identified as a sub recipient of TBCP grants totaling $139.0 million as of June 30, 2023.

Replace and Remove Program

On July 15, 2022, we were notified that we were an approved participant in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the Replace and Remove Program, we were allocated up to approximately $207 million in reimbursement amounts to cover documented and approved costs to remove and securely destroy all prohibited communications equipment and services in our U.S. networks and replace such equipment. The Replace and Remove Program requires that we complete the project no later than one year from submitting our initial reimbursement request, or by July 2024. At this time, we anticipate that we will be able to meet the deadlines and requirements of the program. At June 30, 2023, we established a receivable for $21.0 million of costs for which we expect to be reimbursed under the program.

Selected Segment Financial Information

The following represents selected segment information for the three months ended June 30, 2023 and 2022 (in thousands):

For the Three Months Ended June 30, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,507	$114	$—	$3,621
Mobility - Consumer	23,349	863	—	24,212
Total Mobility	26,856	977	—	27,833
Fixed - Business	17,214	35,495	—	52,709
Fixed - Consumer	42,459	22,608	—	65,067
Total Fixed	59,673	58,103	—	117,776
Carrier Services	3,879	31,576	—	35,455
Other	448	64	—	512
Total Communication Services Revenue	90,856	90,720	—	181,576
Construction	—	1,020	—	1,020
Other
Managed Services	1,125	2,720	—	3,845
Total Other Revenue	1,125	2,720	—	3,845
Total Revenue	91,981	94,460	—	186,441

Operating income (loss)	14,552	(2,394)	(9,718)	2,440

For the Three Months Ended June 30, 2022

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,675	$301	$—	$3,976
Mobility - Consumer	21,279	1,549	—	22,828
Total Mobility	24,954	1,850	—	26,804
Fixed - Business	16,996	31,866	—	48,862
Fixed - Consumer	41,353	19,166	—	60,519
Total Fixed	58,349	51,032	—	109,381
Carrier Services	3,421	31,753	—	35,174
Other	436	—	—	436
Total Communication Services Revenue	87,160	84,635	—	171,795
Construction	—	3,297	—	3,297
Other
Managed Services	1,246	3,159	—	4,405
Total Other Revenue	1,246	3,159	—	4,405
Total Revenue	88,406	91,091	—	179,497

Operating income (loss)	11,646	(281)	(9,643)	1,722

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments.

A comparison of our segment results for the three months ended June 30, 2023, and 2022 is as follows:

International Telecom. Revenues within our International Telecom segment increased $3.6 million, or 4.1%, to $92.0 million from $88.4 million for the three months ended June 30, 2023 and 2022, respectively, as a result of growth in mobility, fixed and carrier service revenues. Network upgrades and expansions, increased marketing activities and improved customer care led to an increase in mobile subscribers and equipment sales. Fixed subscriber and revenue growth resulted from an increase in the number of homes passed by high-speed data solutions which allowed us to migrate many legacy copper customers to more high-speed data services. In addition, our US Virgin Islands and Bermuda markets recognized growth in Carrier Services revenue as a result of increased roaming revenues due to an increase in tourism in those markets. These increases, however, were partially offset by the scheduled $1.4 million reduction in federal high-cost support revenues in the US Virgin Islands.

Operating expenses within our International Telecom segment increased by $0.6 million, or 0.8%, to $77.4 million from $76.8 million for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily the result of an increase in retail and marketing personnel and program costs to support the expansion of our mobile and broadband customer bases and increased equipment costs.

As a result, our International Telecom segment’s operating income increased $3.0 million, or 25.9%, to $14.6 million from $11.6 million for the three months ended June 30, 2023 and 2022, respectively.

US Telecom. Revenue within our US Telecom segment increased by $3.4 million, or 3.7%, to $94.5 million from $91.1 million for the three months ended June 30, 2023 and 2022, respectively. Increases in revenues from business customers within our Alaska subsidiary, the revenue impact of the Sacred Wind Transaction and increased fixed revenues in our western United States operations, were partially offset by a reduction in construction revenue related to the FirstNet Transaction, a reduction in roaming revenue due to the restructuring of certain carrier contracts in our western United States operations, and a reduction in our international long-distance service revenues.

Operating expenses within our US Telecom segment increased $5.5 million, or 6.0%, to $96.9 million from $91.4 million for the three months ended June 30, 2023 and 2022, respectively, as a result of increases in expenses being incurred to support the increased revenues within our Alaska operations and the impact of the Sacred Wind Transaction partially offset by the decreases in FirstNet construction costs, as fewer sites were completed in 2023 as compared to 2022, and in costs related to our wholesale long-distance business as a result of its decrease in revenues.

As a result of the above, our US Telecom segment’s operating loss increased by $2.1 million to a loss of $2.4 million from a loss of $0.3 million for the three months ended June 30, 2023 and 2022, respectively.

The following represents a year over year discussion and analysis of our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
REVENUE:
Communication services	$181,576	$171,795	$9,781	5.7%
Construction	1,020	3,297	(2,277)	(69.1)
Other	3,845	4,405	(560)	(12.7)
Total revenue	186,441	179,497	6,944	3.9
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communications services and other	77,718	77,860	(142)	(0.2)
Cost of construction revenue	1,016	3,286	(2,270)	(69.1)
Selling, general and administrative	61,914	56,610	5,304	9.4
Stock-based compensation	2,739	2,568	171	6.6
Transaction-related charges	438	412	26	6.3
Restructuring charges	370	—	370	100.0
Depreciation and amortization	36,217	33,817	2,400	7.1
Amortization of intangibles from acquisitions	3,144	3,250	(106)	(3.3)
(Gain) Loss on disposition of long-lived assets	445	(28)	473	(1,689.3)
Total operating expenses	184,001	177,775	6,226	3.5
Income from operations	2,440	1,722	718	41.7
OTHER INCOME (EXPENSE):
Interest income	45	—	45	100.0
Interest expense	(10,449)	(4,278)	(6,171)	144.2
Other income	2,216	(2,724)	4,940	(181.4)
Other income (expense), net	(8,188)	(7,002)	(1,186)	16.9
INCOME (LOSS) BEFORE INCOME TAXES	(5,748)	(5,280)	(468)	8.9
Income tax expense (benefit)	(5,087)	(3,971)	(1,116)	28.1
NET LOSS	(661)	(1,309)	648	(49.5)
Net loss attributable to noncontrolling interests, net of tax:	1,428	784	644	82.2
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$767	$(525)	$1,292	(246.1)%

Communications Services Revenue

Mobility Revenue. Our Mobility revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing retail mobile voice and data services over our wireless networks as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our retail subscribers.

Mobility revenue increased by $1.0 million, or 3.7%, to $27.8 million for the three months ended June 30, 2023 from $26.8 million for the three months ended June 30, 2022. Of this increase, Mobility revenue from consumer customers increased by $1.4 million, partially offset by a reduction in Mobility revenue from business customers of $0.4 million.

The increase in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $1.9 million, or 7.6%, to $26.9 million for the three months ended June 30, 2023 from $25.0 million for the three months ended June 30, 2022. The increase in Mobility revenue within this segment was recognized in all of our international markets and was attributable to an increase in revenue from consumers as a result of improved customer care, marketing strategies and network upgrades and expansions which led to an increase in subscribers and in equipment sales.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $0.9 million, or 47.4%, to $1.0 million from $1.9 million for the three months ended June 30, 2023 and 2022, respectively. Substantially all of the decrease related to a decrease in revenue from consumers within our retail operations due to a decrease in subscribers.

Mobility revenue within our International Telecom segment may increase as a result of our marketing efforts to increase the number of our subscribers. However, increased competition may limit revenue growth from mobility services. We expect that Mobility revenue within our US Telecom segment will decrease over time as we put more emphasis on other revenue sources within that segment.

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

Fixed revenue increased by $8.6 million, or 7.9%, to $118.0 million from $109.4 million for the three months ended June 30, 2023 and 2022, respectively. Of this increase, $4.0 million and $4.5 million relate to increases in revenue from business and consumer customers, respectively. The increase in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue increased by $1.4 million, or 2.4%, to $59.7 million from $58.3 million for the three months ended June 30, 2023 and 2022, respectively. Network upgrades and expansions, increased marketing activities and improved customer care led to an increase in fixed subscribers and equipment sales. Fixed subscriber and revenue growth resulted from an increase in the number of homes passed by high-speed data solutions which allowed us to migrate many legacy copper customers to more high-speed data services. This increase, however, was partially offset by the previously disclosed and scheduled $1.4 million reduction in revenue from the FCC’s High Cost Program in the US Virgin Islands.

●	US Telecom. Fixed revenue within our US Telecom segment increased by $7.1 million, or 13.9%, to $58.1 million from $51.0 million for the three months ended June 30, 2023 and 2022, respectively. This increase was primarily related to an increase in revenue from business customers in Alaska, the revenue impact of the Sacred Wind Transaction, and increases from our western United States operations.

Fixed revenue within our International Telecom segment may decrease as a result of a decrease in demand for our video services due to subscribers using alternative methods to receive video content. Such decreases, however, may be offset as a result of an increase in demand for broadband and other data services from consumers, businesses and government, driven by such trends as the popularity of video and audio streaming, demand for cloud services and smart home, business and city solutions as well as macro-economic and population growth in places like the Cayman Islands and Guyana.

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

Carrier Services revenue increased by $0.3 million, or 0.9%, to $35.5 million from $35.2 million for the three months ended June 30, 2023 and 2022, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $0.5 million, or 14.7%, to $3.9 million from $3.4 million for the three months ended June 30, 2023 and 2022, respectively, as a result of an increase in tourism, primarily within the US Virgin Islands and Bermuda, that resulted in an increase in roaming revenues.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $0.2 million, or 0.6%, to $31.6 million from $31.8 million, for the three months ended June 30, 2023 and 2022, respectively. This decrease was the result of a decrease in our wholesale long-distance voice services business. Such decreases were partially offset by the impact of the Sacred Wind Transaction and an increase within our Alaska operations.

Within our International Telecom segment, Carrier Services revenue may continue to increase if tourism continues to move toward a return to pre-pandemic levels. However, within our International Telecom segment, Carrier Services revenue from our international long distance business in Guyana may decrease as consumers seek to use alternative technology services to place long-distance calls.

Within our US Telecom segment, Carrier Services revenue may increase as a result of recent carrier service management contracts and expected growth in offered services.

Other Communications Services Revenue. Other Communications Services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers. Other Communications Services revenue increased to $0.5 million from $0.4 million for the three months ended June 30, 2023 and 2022, respectively.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended June 30, 2023 and 2022, Construction revenue decreased to $1.0 million from $3.3 million, respectively, as a result of a decrease in the number of sites completed during 2023 as compared to 2022. We expect to substantially complete the build by the end of 2023 with the remainder to be completed in early 2024.

Other Revenue

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services. Managed Services revenue decreased by $0.6 million, or 13.6%, to $3.8 million from $4.4 million for the three months ended June 30, 2023 and 2022, respectively.

International Telecom. Managed Services revenue in our International Telecom segment remained consistent at $1.2 million for the three months ended June 30, 2023 and 2022.

US Telecom. Within our US Telecom segment, Managed Services revenue decreased $0.5 million, or 15.6%, to $2.7 million from $3.2 million for the three months ended June 30, 2023 and 2022, respectively.

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

Cost of communication services and other decreased by $0.2 million, or 0.3%, to $77.7 million from $77.9 million for the three months ended June 30, 2023 and 2022, respectively. The net decrease in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other decreased by $0.4 million, or 1.1%, to $34.5 million from $34.9 million, for the three months ended June 30, 2023 and 2022, respectively. This decrease was the result of decreases in credit loss allowances and in equipment expenses.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $0.3 million, or 0.7%, to $43.3 million from $43.0 million for the three months ended June 30, 2023 and 2022, respectively. Such increase was primarily related to an increase in direct costs in Alaska to support revenue growth and the impact of the Sacred Wind Transaction. These increases were partially offset by reductions in our wholesale long-distance voice services business as a result of decreases in that operation’s revenues.

Cost of communication services and other may increase within our International Telecom segment due to an expected increase in roaming costs if tourism continues to return to pre-pandemic levels. Within the US Telecom segment, these expenses are expected to increase in connection with our expected increase in fixed revenue, and anticipated expenses in connection with our performance related to the construction phase of our FirstNet Transaction which is expected to be substantially completed in 2023. In addition, cost of services may increase as a result of continued inflationary pressure.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. During the three months ended June 30, 2023 and 2022, cost of construction revenue decreased to $1.0 million from $3.3 million as a result of a decrease in the number of sites completed during 2023 as compared to 2022. We expect to substantially complete the build by the end of 2023 with the remainder to be completed in early 2024.

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

Selling, general and administrative expenses increased by $5.3 million, or 9.4%, to $61.9 million from $56.6 million for the three months ended June 30, 2023 and 2022, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $2.2 million, or 8.4%, to $28.4 million from $26.2 million for the three months ended June 30, 2023 and 2022, respectively. This increase was incurred within all of our international markets primarily as a result of an increase in our sales and marketing capabilities to support the expansion of our subscriber base.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $3.3 million, or 13.7%, to $27.4 million from $24.1 million, for the three months ended June 30, 2023 and 2022, respectively. This increase was primarily related to expenses to support the operations from the Sacred Wind Transaction and an increase in sales and marketing efforts in our Alaska operations which helped drive the increase in that operation’s revenues.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead decreased by $0.1 million, or 1.6%, to $6.2 million from $6.3 million, for the three months ended June 30, 2023 and 2022, respectively, as a result of a decrease in professional fees incurred.

Selling, general and administrative expenses may increase in our international telecom segment to support our expanded operations. Within the US Telecom segment, we expect an increase in these costs as a result of the Sacred Wind Transaction, our commitments under the Cares Act funding and other network expansions in Alaska and the southwest US. Our Corporate Overhead segment may also experience an increase in these expenses to support our recent acquisitions and expanding operations. In addition, selling, general, and administrative expenses may increase as a result of continued inflationary pressure, issues facing the global supply chain and geopolitical uncertainty.

Stock-based compensation. Stock-based compensation represents a non-cash expense related to the amortization of the grants of equity awards to employees and directors.

Stock-based compensation for the three months ended June 30, 2023 and 2022 was $2.7 million and $2.6 million, respectively.

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

We incurred $0.4 million of transaction-related charges during the three months ended June 30, 2023 and 2022.

Restructuring expenses.  In connection with our repositioning of our legacy wholesale roaming operations in our US Telecom segment, we recorded a $0.4 million restructuring charge during the three months ended June 30, 2023 primarily related to the decommissioning of certain cell sites.

 Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses increased by $2.4 million, or 7.1%, to $36.2 million from $33.8 million for the three months ended June 30, 2023 and 2022, respectively. The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $1.0 million, or 6.6%, to $14.1 million from $15.1 million, for the three months ended June 30, 2023 and 2022, respectively, as a result of certain assets becoming fully depreciated in recent periods.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $3.6 million, or 20.2%, to $21.4 million from $17.8 million, for the three months ended June 30, 2023 and 2022, respectively, primarily as a result of the impact of the Sacred Wind Transaction, which was completed in November 2022, and the depreciation expense recorded on recent capital expenditures.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $0.3 million, or 30.0%, to $0.7 million from $1.0 million, for the three months ended June 30, 2023 and 2022, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

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

Amortization of intangibles from acquisitions decreased by $0.2 million to $3.1 million from $3.3 million for the three months ended June 30, 2023 and 2022, respectively.

We expect that amortization of intangibles from acquisitions will decrease as such costs continue to amortize.

Loss on disposition of long-lived assets.   During the three months ended June 30, 2023, we recorded a loss on the disposition of long-lived assets of $0.4 million within our US Telecom segment.

During the three months ended June 30, 2022, we recorded a nominal gain on the disposal of certain assets within our US Telecom operations.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances. Interest income was a nominal amount for both the three months ended June 30, 2023 and 2022.

Interest expense.   We incur interest expense on the 2019 CoBank Credit Facility, the Alaska Credit and Term Facilities, the Viya Debt, the One Communications Debt and the Receivables Credit Facility. Interest expense for the three months ended June 30, 2023 also includes interest expense on the Sacred Wind Term Debt and the GTT Credit Facilities (each as defined below). Previously, we also incurred interest expense on the One Communications Debt, which matured on December 22, 2022. In addition, interest expense includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense increased to $10.4 million from $4.2 million for the three months ended June 30, 2023 and 2022, respectively, as additional interest expense was incurred as a result an increase in borrowings under our credit facilities, the inclusion of Sacred Wind Term Debt and the GTT Credit Facilities in 2023, as well as an increase in interest rates on all floating-rate borrowings.

Interest expense may increase in future periods as a result of increased interest rates and borrowings.

Other income (expenses).   For the three months ended June 30, 2023, other income (expenses) was $2.2 million of income primarily related to gains from our noncontrolling investments.

For the three months ended June 30, 2022, other income (expenses) was $2.7 million of expense primarily related to expenses associated with certain employee benefit plans, losses from our noncontrolling investments and losses on foreign currency transactions.

Income taxes. Our effective tax rate for the three months ended June 30, 2023 and 2022 was 88.5% and 75.2 % respectively.

We recorded an income tax benefit of $5.1 million in relation to a pretax loss of $5.7 million for the three months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2023 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $4.0 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration and a $0.7 million expense for interest on unrecognized tax positions.

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

Net loss attributable to noncontrolling interests, net of tax.  Net loss attributable to noncontrolling interests, net of tax reflected an allocation of losses of $1.4 million and $0.8 million generated by our less than wholly owned subsidiaries for the three months ended June 30, 2023 and 2022, respectively. Changes in net income attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income (loss) attributable to noncontrolling interests, net of tax increased by $1.1 million, or 122.2%, to an allocation of $2.0 million of income from an allocation of $0.9 million of income for the three months ended June 30, 2023 and 2022, respectively, primarily as a result of increased profitability at certain less than wholly owned subsidiaries within this segment.

●	US Telecom. Within our US Telecom segment, net loss attributable to noncontrolling interests, net of tax increased by $1.8 million, or 105.9%, to an allocation of losses of $3.5 million from an allocation of losses of $1.7 million for the three months ended June 30, 2023 and 2022, respectively, as a result of increased losses at our less than wholly owned subsidiaries within this segment.

 Net income (loss) attributable to ATN International, Inc. stockholders. Net income (loss) attributable to ATN International, Inc. stockholders was income of $0.8 million for the three months ended June 30, 2023 as compared to a loss of $0.5 million for the three months ended June 30, 2022.

On a per share basis, net loss was $0.03 per share for the three months ended June 30, 2023 as compared to $0.11 per share for the three months ended June 30, 2022. Such per share amounts were negatively impacted by accrued preferred dividends of $1.3 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively.

Selected Segment Financial Information

The following represents selected segment information for the six months ended June 30, 2023 and 2022 (in thousands):

For the Six Months Ended June 30, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$7,083	$286	$—	$7,369
Mobility - Consumer	45,880	1,850	—	47,730
Total Mobility	52,963	2,136	—	55,099
Fixed - Business	34,327	71,814	—	106,141
Fixed - Consumer	84,236	45,190	—	129,426
Total Fixed	118,563	117,004	—	235,567
Carrier Services	7,570	63,660	—	71,230
Other	848	139	—	987
Total Communication Services Revenue	179,944	182,939	—	362,883
Construction	—	1,610	—	1,610
Other
Managed Services	2,445	5,276	—	7,721
Total Other Revenue	2,445	5,276	—	7,721
Total Revenue	182,389	189,825	—	372,214

Operating income (loss)	28,377	(6,737)	(18,566)	3,074

For the Six Months Ended June 30, 2022

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$7,291	$674	$—	$7,965
Mobility - Consumer	41,249	3,006	—	44,255
Total Mobility	48,540	3,680	—	52,220
Fixed - Business	34,250	59,011	—	93,261
Fixed - Consumer	82,446	38,136	—	120,582
Total Fixed	116,696	97,147	—	213,843
Carrier Services	6,823	64,742	—	71,565
Other	710	—	—	710
Total Communication Services Revenue	172,769	165,569	—	338,338
Construction	—	5,283	—	5,283
Other
Managed Services	2,422	5,474	—	7,896
Total Other Revenue	2,422	5,474	—	7,896
Total Revenue	175,191	176,326	—	351,517

Operating income (loss)	23,450	(4,914)	(16,703)	1,833

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments.

A comparison of our segment results for the six months ended June 30, 2023, and 2022 is as follows:

International Telecom. Revenues within our International Telecom segment increased $7.2 million, or 4.1%, to $182.4 million from $175.2 million for the six months ended June 30, 2023 and 2022, respectively, as a result of improved customer care, marketing strategies and network upgrades and expansions which led to an increase in mobile subscribers and equipment sales as well as fixed subscriber growth including an increase in the number of homes passed by high-speed data solutions which allowed us to migrate many legacy copper customers to more durable fiber services.  In addition, our US Virgin Islands and Bermuda markets recognized growth in Carrier Services revenue as a result of increased roaming revenues due to an increase in tourism in those markets.  These increases, however, were partially offset by the scheduled $2.8 million reduction in federal high-cost support revenues in the US Virgin Islands.

Operating expenses within our International Telecom segment increased by $2.3 million, or 1.5%, to $154.0 million from $151.7 million for the six months ended June 30, 2023 and 2022, respectively.  The increase was primarily the result of an increase in equipment expenses and retail and marketing costs.

As a result, our International Telecom segment’s operating income increased $4.9 million, or 20.9%, to $28.4 million from $23.5 million for the six months ended June 30, 2023 and 2022, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $13.5 million, or 7.7%, to $189.8 million from $176.3 million for the six months ended June 30, 2023 and 2022, respectively.  Increases in revenue from business customers within our Alaska subsidiary and the revenue impact of the Sacred Wind Transaction were partially offset by a reduction in construction revenue related to the FirstNet Transaction, reduction in roaming revenue due to the restructuring of certain carrier contracts in our western United States operations, and a reduction in our international long-distance service revenues.

Operating expenses within our US Telecom segment increased $15.3 million, or 8.4%, to $196.5 million from $181.2 million for the six months ended June 30, 2023 and 2022, respectively, as a result of increases in expenses being incurred to support the increased revenues within our Alaska operations and the impact of the Sacred Wind Transaction partially offset by the decrease in FirstNet construction costs as fewer sites were completed in 2023 as compared to 2022 and a reduction in costs related to our wholesale long-distance business as a result of its decrease in revenues.

As a result of the above, our US Telecom segment’s operating loss increased by $1.8 million, or 36.7%, to a loss of $6.7 million from a loss of $4.9 million for the six months ended June 30, 2023 and 2022, respectively.

The following represents a year over year discussion and analysis of our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)

REVENUE:
Communication services	$362,883	$338,338	$24,545	7.3%
Construction	1,610	5,283	(3,673)	(69.5)
Other	7,721	7,896	(175)	(2.2)
Total revenue	372,214	351,517	20,697	5.9
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	156,759	150,871	5,888	3.9
Cost of construction revenue	1,604	5,319	(3,715)	(69.8)
Selling, general and administrative	123,262	111,491	11,771	10.6
Stock-based compensation	4,517	4,028	489	12.1
Transaction-related charges	451	966	(515)	(53.3)
Restructuring charges	3,257	—	3,257	100.0
Depreciation and amortization	72,621	67,109	5,512	8.2
Amortization of intangibles from acquisitions	6,391	6,508	(117)	(1.8)
Loss on disposition of long-lived assets	278	3,392	(3,114)	(91.8)
Total operating expenses	369,140	349,684	19,456	5.6
Income (loss) from operations	3,074	1,833	1,241	67.7
OTHER INCOME (EXPENSE):
Interest income	227	3	224	7,466.7
Interest expense	(19,256)	(7,593)	(11,663)	153.6
Other income	2,411	1,474	937	63.6
Other expense, net	(16,618)	(6,116)	(10,502)	171.7
INCOME (LOSS) BEFORE INCOME TAXES	(13,544)	(4,283)	(9,261)	216.2
Income tax benefit	(5,827)	(1,018)	(4,809)	472.4
NET INCOME (LOSS)	(7,717)	(3,265)	(4,452)	136.4
Net (income) loss attributable to noncontrolling interests, net of tax:	2,599	1,794	805	44.9
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(5,118)	$(1,471)	$(3,647)	247.9%

Communications Services Revenue

Mobility Revenue. Mobility revenue increased by $2.9 million, or 5.6%, to $55.1 million for the six months ended June 30, 2023 from $52.2 million for the six months ended June 30, 2022. Of this increase, Mobility revenue from consumer customers increased by $3.5 million, partially offset by a reduction in Mobility revenue from business customers of $0.6 million.

The increase in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $4.4 million, or 9.1%, to $52.9 million for the six months ended June 30, 2023 from $48.5 million for the six months ended June 30, 2022. The increase in Mobility revenue within this segment was recognized in all of our international markets and was attributable to an increase in revenue from consumers as a result of improved retail and marketing strategies which led to an increase in subscribers and in equipment sales.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $1.6 million, or 43.2%, to $2.1 million from $3.7 million for the six months ended June 30, 2023 and 2022, respectively. Substantially all of the decrease related to a decrease in revenue from consumers within our retail operations due to a decrease in subscribers as we continue put more emphasis on other revenue sources within this segment.

Fixed Revenue. Fixed revenue increased by $21.8 million, or 10.2%, to $235.6 million from $213.8 million for the six months ended June 30, 2023 and 2022, respectively. Of this increase, $13.1 million and $8.9 million relate to increases in revenue from business and consumer customers, respectively. The increase in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue increased by $1.9 million, or 1.6%, to $118.6 million from $116.7 million for the six months ended June 30, 2023 and 2022, respectively. This increase was a result of improved customer care, marketing strategies and network upgrades and expansions which led to an increase in subscribers and the number of homes passed by high-speed data solutions which allowed us to migrate many legacy copper customers to more durable fiber services. This increase was partially offset by the previously disclosed and scheduled $2.8 million reduction in revenue from the FCC’s High Cost Program in the US Virgin Islands.

●	US Telecom. Fixed revenue within our US Telecom segment increased by $19.9 million, or 20.5%, to $117.0 million from $97.1 million for the six months ended June 30, 2023 and 2022, respectively. This increase was primarily related to an increase in revenue from business customers in Alaska and the revenue impact of the Sacred Wind Transaction.

Carrier Services Revenue. Carrier Services revenue decreased by $0.4 million, or 0.6%, to $71.2 million from $71.6 million for the six months ended June 30, 2023 and 2022, respectively. The decrease, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $0.8 million, or 11.8%, to $7.6 million, from $6.8 million for the six months ended June 30, 2023 and 2022, respectively, as a result of an increase in tourism, primarily within the US Virgin Islands and Bermuda, that resulted in an increase in roaming revenues.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $1.0 million, or 1.5%, to $63.7 million from $64.7 million, for the six months ended June 30, 2023 and 2022, respectively. This decrease was the result of a decrease in revenues from our wholesale long-distance voice services business and also within our western United States operations, primarily as a result of the restructure of certain carrier contracts. Such decreases were partially offset by the impact of the Sacred Wind Transaction.

Other Communications Services Revenue. Other Communications Services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers. Other Communications Services revenue increased to $1.0 million from $0.7 million for the six months ended June 30, 2023 and 2022, respectively.

Construction Revenue

During the six months ended June 30, 2023 and 2022, Construction revenue decreased to $1.6 million from $5.3 million, respectively, as a result of a decrease in the number of sites completed during 2023 as compared to 2022.

Other Revenue

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services. Managed Services revenue decreased by $0.2 million, or 2.5%, to $7.7 million from $7.9 million for the six months ended June 30, 2023 and 2022, respectively.

International Telecom. Managed Services revenue in our International Telecom segment remained consistent at $2.4 million for the six months ended June 30, 2023 and 2022.

US Telecom. Within our US Telecom segment, Managed Services revenue decreased $0.2 million, or 3.6%, to $5.3 million from $5.5 million for the six months ended June 30, 2023 and 2022, respectively.

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

Cost of communication services and other increased by $5.9 million, or 3.9%, to $156.8 million from $150.9 million for the six months ended June 30, 2023 and 2022, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other decreased by $0.4 million, or 0.6%, to $68.7 million from $69.1 million, for the six months ended June 30, 2023 and 2022, respectively. This decrease was the result of decreases in credit loss allowances and in equipment expenses.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $5.9 million, or 7.2%, to $88.3 million from $82.4 million for the six months ended June 30, 2023 and 2022, respectively. Such increase was primarily related to an increase in direct costs in Alaska to support revenue growth and the impact of the Sacred Wind Transaction. These increases were partially offset by reductions in our wholesale long-distance voice services business as a result of decreases in that operation’s revenues.

Cost of construction revenue. During the six months ended June 30, 2023 and 2022, cost of construction revenue decreased to $1.6 million from $5.3 million as a result of a decrease in the number of sites completed during 2023 as compared to 2022. We expect to substantially complete the build by the end of 2023 with the remainder to be completed in early 2024.

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

Selling, general and administrative expenses increased by $11.8 million, or 10.6%, to $123.3 million from $111.5 million for the six months ended June 30, 2023 and 2022, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $4.4 million, or 8.5%, to $56.1 million from $51.7 million for the six months ended June 30, 2023 and 2022, respectively. This increase was incurred within all of our international markets primarily as a result of an increase in our sales and marketing capabilities to support the expansion of our subscriber base.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $6.1 million, or 12.7%, to $54.3 million from $48.2 million, for the six months ended June 30, 2023 and 2022, respectively. This increase was primarily related to expenses to support the operations from the Sacred Wind Transaction and an increase in sales and marketing efforts in our Alaska operations which helped drive the increase in that operation’s revenues.

●Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $1.2 million, or 10.3%, to $12.9 million from $11.7 million, for the six months ended June 30, 2023 and 2022, respectively, primarily related to the support needed for our recent acquisitions and expanded operations.

Stock-based compensation. Stock-based compensation for the six months ended June 30, 2023 and 2022 was $4.5 million and $4.0 million, respectively.

Transaction-related charges.  We incurred $0.5 million and $1.0 million of transaction-related charges during the six months ended June 30, 2023 and 2022.

Restructuring expenses.  In connection with our repositioning of our legacy wholesale roaming operations in our US Telecom segment, we recorded a $3.3 million restructuring charge during the six months ended June 30, 2023 primarily related to the decommissioning of certain cell sites.

 Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $5.5 million, or 8.2%, to $72.6 million from $67.1 million for the six months ended June 30, 2023 and 2022, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $0.7 million, or 2.4%, to $28.3 million from $29.0 million, for the six months ended June 30, 2023 and 2022, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $6.7 million, or 18.5%, to $42.9 million from $36.2 million, for the six months ended June 30, 2023 and 2022, respectively, primarily as a result of the impact of the Sacred Wind Transaction, which was completed in November 2022, and the depreciation expense recorded on recent capital expenditures.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $0.5 million, or 26.3%, to $1.4 million from $1.9 million, for the six months ended June 30, 2023 and 2022, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions decreased by $0.1 million to $6.4 million from $6.5 million for the six months ended June 30, 2023 and 2022, respectively.

We expect that amortization of intangibles from acquisitions will decrease as such costs continue to amortize.

Loss on disposition of long-lived assets.   During the six months ended June 30, 2023, we recorded a loss on the disposition of long-lived assets of $0.3 million within our US Telecom segment.

During the six months ended June 30, 2022, we recorded a loss on the disposition of long-lived assets of $3.4 million. Of this amount, $2.4 million was incurred in our US Telecom segment relating to the disposal of certain assets while $1.0 million was incurred in our International Telecom segment as a result of the modification of agreements for the use of other certain assets.

Interest income. Interest income was a nominal amount for both the six months ended June 30, 2023 and 2022.

Interest expense.   We incur interest expense on the 2019 CoBank Credit Facility, the Alaska Credit and Term Facilities, the Viya Debt, the One Communications Debt and the Receivables Credit Facility. During 2023, interest expense also includes interest expense on the Sacred Wind Term Debt and the GTT Credit Facilities (each as defined below). We also incurred interest expense on the One Communications Debt, which matured on December 22, 2022. In addition, interest expense also includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense increased to $19.3 million from $7.6 million for the six months ended June 30, 2023 and 2022, respectively, as additional interest expense was incurred as a result an increase in borrowings under our credit facilities, the inclusion of Sacred Wind Term Debt and the GTT Credit Facilities in 2023, as well as an increase in interest rates on all floating-rate borrowings.

Other income (expenses).   For the six months ended June 30, 2023, other income (expenses) was $2.4 million of income primarily related to gains from our noncontrolling investments.

For the six months ended June 30, 2022, other income (expenses) was $1.5 million of income primarily related to gains from our noncontrolling investments partially offset by increased expenses associated with certain employee benefit plans and losses on foreign currency transactions.

Income taxes. Our effective tax rate for the six months ended June 30, 2023 and 2022 was 43.0% and 23.8%, respectively.

We recorded an income tax benefit of $5.8 million in relation to a pretax loss of $13.5 million for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2023 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $4.0 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, and a $1.3 million expense for interest on unrecognized tax positions.

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

Net loss attributable to noncontrolling interests, net of tax.  Net loss attributable to noncontrolling interests, net of tax reflected an allocation of losses of $2.6 million and $1.8 million generated by our less than wholly owned subsidiaries for the six months ended June 30, 2023 and 2022, respectively. Changes in net loss attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income (loss) attributable to noncontrolling interests, net of tax increased by $1.5 million, or 62.5%, to an allocation of $3.9 million of income from an allocation of $2.4 million of income for the six months ended June 30, 2023 and 2022, respectively, primarily as a result of increased profitability at certain less than wholly owned subsidiaries within this segment.

●	US Telecom. Within our US Telecom segment, net loss attributable to noncontrolling interests, net of tax increased by $2.3 million, or 54.8%, to an allocation of losses of $6.5 million from an allocation of losses of $4.2 million for the six months ended June 30, 2023 and 2022, respectively, as a result of increased losses at our less than wholly owned subsidiaries within this segment.

 Net loss attributable to ATN International, Inc. stockholders. Net loss attributable to ATN International, Inc. stockholders was $5.1 million for the six months ended June 30, 2023 as compared to $1.5 million for the six months ended June 30, 2022.

On a per diluted share basis, net loss was a loss of $0.48 per diluted share for the six months ended June 30, 2023 as compared to a loss of $0.24 per diluted share for the six months ended June 30, 2022. Such per share amounts were negatively impacted by accrued preferred dividends of $2.3 million for the six months ended June 30, 2023 and 2022, respectively.

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

Total liquidity. As of June 30, 2023, we had approximately $67.2 million in cash, cash equivalents, and restricted cash. Of this amount, $27.7 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $528.6 million of debt, net of unamortized deferred financing costs, as of June 30, 2023. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

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

Cash used in investing activities. Cash used in investing activities was $95.6 million and $74.7 million for the six months ended June 30, 2023 and 2022, respectively. The net increase in cash used for investing activities of $20.9 million was primarily the result of an increase in capital expenditures of $21.3 million, which includes an increase in reimbursable capital expenditures under certain government programs of $3.1 million. During 2023, we also received $1.8 million as an adjustment to the Vibrant Transaction and $1.3 million, during 2022, related to adjustment to the Sacred Wind Transaction.

Cash provided by financing activities. Cash provided by financing activities increased by $27.4 million to $42.8 million from $15.4 million for the three months ended June 30, 2023 and 2022, respectively. This increase was primarily related to an increase in borrowings, net of repayments, under our credit facilities of $32.2 million and a $3.7 million reduction in cash used to repurchase non-controlling interests in certain less than wholly-owned subsidiaries. These increases in cash provided by financing activities were partially offset by a reduction in borrowings, net of repayments under our customer receivable credit facility of $1.0 million and a $1.3 million increase in dividends paid on our common stock.

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

For the six months ended June 30, 2023 and 2022, we spent approximately $96.4 million and $75.1 million, respectively, on capital expenditures relating to our telecommunications networks and business support systems of which $7.0 million and $3.9 million, respectively, are reimbursable under various government programs. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Six months ended June 30,	Telecom	Telecom	Other (1)	Consolidated
2023	$38,906	$57,531	$—	$96,437
2022	33,870	40,804	424	75,098
(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

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

Income taxes. We have historically used cash-on-hand to make payments for income taxes. Our policy is to allocate capital where we believe we will get the best returns and to date has been to indefinitely reinvest the undistributed earnings of our foreign subsidiaries. As we continue to reinvest our remaining foreign earnings, no additional provision for income taxes has been made on the accumulated earnings of foreign subsidiaries.

Dividends.   For the six months ended June 30, 2023, our Board of Directors declared $6.6 million of dividends to our stockholders which includes a $0.21 per share dividend declared on June 13, 2023 and paid on July 7, 2023. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”). We repurchased $6.8 million and $0.9 million of our common stock under the 2016 Repurchase Plan during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had $12.6 million authorized and available for share repurchases under the 2016 Repurchase Plan.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $60.3 million for the six months ended June 30, 2023 as compared to $50.7 million for the six months ended June 30, 2022. The increase of $9.6 million was primarily related to an increase in cash provided by operating assets and liabilities, primarily prepayments of expenses and other current assets of $13.1 million partially offset by a decrease in net income of $4.5 million.

2019 CoBank Credit Facility

On April 10, 2019, we entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (as amended, the “2019 CoBank Credit Facility”). The 2019 CoBank Credit Facility provided for a $200 million revolving credit facility that included (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility. In connection with the execution of the 2023 CoBank Credit Facility, as defined below, outstanding borrowings under the 2019 CoBank Credit Facility were repaid in full.

Amounts borrowed under the 2019 CoBank Credit Facility bore interest at a rate equal to, at our option, either (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging between 1.25% to 2.25% or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.25%. Swingline loans bore interest at the base rate plus the applicable margin for base rate loans. The base rate was equal to the higher of (i) 1.00% plus the higher of (x) LIBOR for an interest period of one month and (y) LIBOR for an interest period of one week; (ii) the Federal Funds Effective Rate (as defined in the 2019 CoBank Credit Facility) plus 0.50% per annum; and (iii) the Prime Rate (as defined in the 2019 CoBank Credit Facility). The applicable margin was determined based on the Total Net Leverage Ratio (as defined in the 2019 CoBank Credit Facility). Under the terms of the 2019 CoBank Credit Facility, we also paid a commitment fee ranging from 0.150% to 0.375% of the average daily unused portion of the 2019 CoBank Credit Facility over each calendar quarter.

As of June 30, 2023, we were in compliance with all of the financial covenants, had $138.0 million outstanding and had $62.0 million of availability under the 2019 CoBank Credit Facility. There were no outstanding interest rate hedge agreements under the 2019 CoBank Credit Facility as of June 30, 2023.

2023 CoBank Credit Facility

On July 13, 2023, we, along with certain of our subsidiaries as guarantors, entered into a new Credit Agreement with CoBank, ACB and a syndicate of other lenders (as may be amended from time to time, the “2023 CoBank Credit Facility”).

The 2023 CoBank Credit Facility provides for a five-year $170 million revolving credit facility (the “2023 CoBank Revolving Loan”) and a six-year $130 million term loan facility (the “2023 CoBank Term Loan”). The Company may use (i) up to $25 million under the 2023 CoBank Credit Facility for letters of credit, and (ii) up to $20 million under a swingline sub-facility. Upon the closing of the 2023 CoBank Credit Facility, we drew all of the 2023 CoBank Term Loan and approximately $13.6 million of the 2023 CoBank Revolving Loan. These borrowings were used to repay $139.5 million of debt outstanding under the 2019 CoBank Credit Facility at close.

The 2023 CoBank Term Loan must be repaid in quarterly principal payments in the amounts of set forth below, with the outstanding principal balance maturing on July 13, 2029. The 2023 CoBank Revolving Loan may be repaid at any time on or prior to its maturity on July 13, 2028. All amounts outstanding under the 2023 CoBank Credit Facility will be due and payable upon the earlier of the maturity date or the acceleration of the loans and commitments upon an event of default.

2023 CoBank Term Loan Quarterly Payment Dates	2023 CoBank Term Loan Quarterly Repayments
December 31, 2023 – June 30, 2025	$812,500 (2.5% per annum)
September 30, 2025 – June 30, 2026	$1,625,000 (5% per annum)
September 30, 2026 – June 30, 2029	$2,437,500 (7.5% per annum)

Amounts borrowed under the 2023 CoBank Credit Facility bear interest at a rate equal to, at our option, either (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR) plus an applicable margin ranging between 2.00% to 3.75% for the 2023 CoBank Term Loan or 1.75% to 3.50% for Revolving Loans or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.75% for the Term Loan or 0.75% to 2.50% for the 2023 CoBank Revolving Loans. Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the one-month SOFR rate (ii) the federal funds effective rate (as defined in the 2023 CoBank Credit Agreement) plus 0.50% per annum; and (iii) the prime rate (as defined in the 2023 CoBank Credit Agreement). The applicable margin is determined based on the ratio (as further defined in the 2023 CoBank Credit Agreement) of our indebtedness to EBITDA. Under the terms of the 2023 CoBank Credit Agreement, the Company must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the 2023 CoBank Credit Facility over each calendar quarter.

The 2023 CoBank Credit Agreement contains a financial covenant (as further defined in the 2023 CoBank Credit Agreement) that imposes a maximum ratio of indebtedness to EBITDA, as well as customary representations, warranties and covenants, including covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. The Total Net Leverage Ratio is measured each fiscal quarter and is required to be less than or equal to 3.25 to 1.0. The 2023 CoBank Credit Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.

Letter of Credit Facility

On November 14, 2022, we entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of us and our subsidiaries. As of June 30, 2023, $31.6 million of Standby Letters of Credit had been issued under this agreement.

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

As of June 30, 2023, Alaska Communications had drawn $19.0 million on its Revolving Credit Commitment and had $56.0 million available to draw. The Term Loan balance was $230.0 million and principal payments commence in the fourth quarter of 2023. Both facilities mature on July 22, 2026

In addition to the above changes, the ACS Amendment replaced the calculation of interest from an applicable margin applied to LIBOR with the same applicable margin applied to the Secured Overnight Financing Rate (“SOFR”) plus a 10-basis point adjustment.

We capitalized $7.3 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $4.6 million were unamortized as of June 30, 2023.

The Alaska Credit Facility also provides for incremental facilities up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve-month Consolidated EBITDA (as defined in the Alaska Credit Facility).

The key terms and conditions of the Alaska Credit Facility include the following:

•	Amounts outstanding bear an interest rate of the forward-looking SOFR rate with a one-month interest period, plus the SOFR Spread Adjustment of 10 basis points, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or an alternate base rate may be selected at a margin that is 1% lower than the counterpart SOFR margin;

•	Principal repayments are due quarterly commencing in the fourth quarter of 2023 in quarterly amounts as follows: from the fourth quarter of 2023 through the third quarter of 2024, $1.4 million; and from the fourth quarter of 2024 through the third quarter of 2026, $2.9 million. The remaining unpaid balance is due on the final maturity date;

•	Alaska Communications is required to maintain financial ratios as defined in the Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1, stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1; and

•	The Alaska Credit Facility is non-recourse to us and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

Alaska Communication’s interest rate swap, which had been designated as a cash flow hedge with an interest rate of 1.6735%, expired on June 30, 2022. As of June 30, 2023, there are no outstanding interest rate hedge agreements associated with the Alaska Credit Facility.

Alaska Term Facility

On June 15, 2022, Alaska Communications Systems Holdings, the parent company of Alaska Communications, entered into a secured lending arrangement with Bristol Bay Industrial, LLC (the “Alaska Term Facility”).

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

As of June 30, 2023, we had $6.8 million outstanding and no available borrowings under the Alaska Term Facility.

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

As of June 30, 2023, we had $47.0 million outstanding, of which $6.7 million was current, and $18.0 million of availability under the Receivables Credit Facility. We capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.5 million were unamortized as of June 30, 2023.

GTT Credit Facilities

On October 12, 2022, GTT received approval from Republic Bank (Guyana) Limited for a $2.9 million term facility and a $5.7 million overdraft facility (the “GTT Credit Facilities”) subject to the approval from the Minister of Finance at the Bank of Guyana that was received on March 31, 2023.

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

As of June 30, 2023, $3.8 million was outstanding under the overdraft facility and there were no outstanding amounts under the term facility.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2021. Sacred Wind submitted a corrective action plan to comply with the financial covenant as of December 31, 2025. On May 5, 2022, Sacred Wind’s corrective action plan was accepted by the RUS. As of June 30, 2023, we were in compliance with that corrective action plan.

As of June 30, 2023, $29.8 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.2 million was current and $26.6 million was long term.

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

As of June 30, 2023, $60.0 million of the Viya Debt remained outstanding and $0.3 million of the rate lock fee was unamortized.

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

Debt Maturities

The table below summarizes the annual maturities of all of our debt facilities:

					Customer
	US	International	Corporate and	Total	Receivable
	Telecom	Telecom	Other (1) (2)	Debt	Credit Facility
2023 (excluding the six months ended June 30, 2023)	$3,834	$3,773	$—	$7,607	$3,227
2024	16,536	—	—	16,536	6,787
2025	14,969	—	—	14,969	7,083
2026	232,469	60,000	—	292,469	7,393
2027	3,723	—	—	3,723	7,718
Thereafter	14,028	—	138,000	152,028	14,794
Total	285,559	63,773	138,000	487,332	47,002
Debt Discounts	(4,899)	(295)	—	(5,194)	(543)
Book Value	$280,660	$63,478	$138,000	$482,138	$46,459

(1)Corporate and other items refer to corporate overhead costs and consolidating adjustments.

(2)	On July 13, 2023, the Company refinanced $138.0 million of debt outstanding under the 2019 CoBank Credit Facility extending the maturity date of the revolving credit facility to July 13, 2028.

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

Capital markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance, the state of the capital markets and our compliance with SEC requirements for the offering of securities. On August 9, 2022 we filed a new “universal” shelf registration statement with the SEC, to register potential future offerings of our securities.

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the three months ended June 30, 2023 and 2022, we recorded $0.4 million and $0.2 million, respectively, of losses on foreign currency transactions. During the six months ended June 30, 2023 and 2022, we recorded $0.6 million and $0.4 million, respectively, of losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

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

Interest Rate Sensitivity. As of June 30, 2023, we had $390.8 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 100-basis-point change in the interest rates on our variable rate debt would result in a $3.9 million change in our annual interest expense.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loans within our credit facilities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We have $12.6 million available to be repurchased under that plan as of June 30, 2023.

The following table reflects the repurchases by us of our common stock during the quarter ended June 30, 2023:

				(d)
				Maximum
				Number (or
			(c)	Approximate
		(b)	Total Number of	Dollar Value) of
	(a)	Average	Shares Purchased	Shares that May
	Total Number	Price	as Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
April 1, 2023 — April 30, 2023	15,255	$38.84	15,255	$17,451,521
May 1, 2023 — May 31, 2023	109,434	36.83	109,434	13,420,725
June 1, 2023 — June 30, 2023	21,445	37.19	21,445	12,623,174

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

While the Company does allow for its officers and directors to enter into trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1 with the Company’s prior approval, during the quarter ended June 30, 2023, none of the Company's directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Form of Restricted Stock Agreement (Non-Employee Directors)

On August 8, 2023, the Company’s Board adopted a Form of Restricted Stock Agreement for awards of restricted stock pursuant to, and governed by the terms, of the Company’s 2023 Equity Incentive Plan to its non-employee directors, filed herewith as Exhibit 10.2.

Item 6. Exhibits:

10.1*#	Carrier Managed Services Master Agreement, dated as of May 10, 2023, between Comment Wireless LLC, a wholly owned subsidiary of ATN International, Inc., and Cellco Partnership d/b/a Verizon Wireless
10.2* ⱡ	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2008 Equity Incentive Plan (Non-Employee Directors)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101).

* Filed herewith.

** The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates them by reference.

# Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission

ⱡ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATN International, Inc.

Date: August 9, 2023	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: August 9, 2023	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer