Form 10-Q
period 2023-09-30
ATN International, Inc.
filed 2023-11-08
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, the registrant had outstanding 15,421,481 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended September 30, 2023

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations, including our the impact of federal support program revenues; expectations regarding future revenue, operating income, EBITDA and capital expenditures; the competitive environment in our key markets, demand for our services and industry trends; our expectations regarding construction progress under our carrier managed services agreements and the effect such progress will have on our financial results; expectations regarding litigation; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to timely and cost effectively completed our Replace and Remove program; (2) the general performance of our operations, including operating margins, revenues, capital expenditures, and the retention of and future growth of our subscriber base and average revenue per user; (3) our ability to realize cost synergies and expansion plans for our newly acquired businesses; (4) our ability to satisfy the needs and demands of our major carrier customers; (5) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes in the telecommunications industry; (6) the impact of geopolitical conditions, including the Israel-Hamas war and the ongoing war in Ukraine and related sanctions; (7) government funding and subsidy program availability and regulation of our businesses, which may impact our revenue, expansion plans and operating costs; (8) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (9) economic, political and other risks and opportunities facing our operations; (10) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (11) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals and at a reasonable cost of capital; (12) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage for our assets; (13) increased competition;  (14) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; and (15) our continued access to capital and credit markets.  These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” in each of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023, and the other reports we file from time to time with the SEC.  The Company undertakes no obligation and have no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$62,063	$54,660
Restricted cash	11,024	5,068
Short-term investments	300	300
Accounts receivable, net of allowances for credit losses of $16.6 million and $15.2 million, respectively	112,731	86,816
Customer receivable	6,702	5,803
Inventory, materials and supplies	18,139	17,902
Prepayments and other current assets	56,406	59,139
Total current assets	267,365	229,688
Fixed Assets:
Property, plant and equipment	2,078,886	1,977,978
Less accumulated depreciation	(1,009,453)	(922,024)
Net fixed assets	1,069,433	1,055,954
Telecommunication licenses, net	113,698	113,698
Goodwill	40,104	40,104
Intangible assets, net	22,641	31,992
Operating lease right-of-use assets	103,002	108,702
Customer receivable - long term	44,623	46,706
Other assets	90,360	81,025
Total assets	$1,751,226	$1,707,869
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$21,278	$6,173
Current portion of customer receivable credit facility	6,727	6,073
Accounts payable and accrued liabilities	155,170	155,224
Dividends payable	3,260	3,310
Accrued taxes	9,463	7,335
Current portion of lease liabilities	16,331	15,457
Advance payments and deposits	50,428	39,608
Total current liabilities	262,657	233,180
Deferred income taxes	19,198	28,650
Lease liabilities, excluding current portion	80,260	83,319
Other liabilities	133,102	138,420
Customer receivable credit facility, net of current portion	38,010	39,275
Long-term debt, excluding current portion	477,099	415,727
Total liabilities	1,010,326	938,571
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	58,761	55,152
Common redeemable noncontrolling interests	37,026	37,317
Total redeemable noncontrolling interests	95,787	92,469
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,702,476 and 17,584,057 shares issued, respectively, 15,522,140 and 15,763,341 shares outstanding, respectively	173	173
Treasury stock, at cost; 2,180,336 and 1,820,716 shares, respectively	(86,977)	(73,825)
Additional paid-in capital	204,425	198,449
Retained earnings	420,150	449,806
Accumulated other comprehensive income	7,983	6,210
Total ATN International, Inc. stockholders’ equity	545,754	580,813
Noncontrolling interests	99,359	96,016
Total equity	645,113	676,829
Total liabilities, redeemable noncontrolling interests and equity	$1,751,226	$1,707,869

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVENUE:
Communication services	$184,601	$173,977	$547,484	$512,315
Construction	2,038	3,332	3,648	8,615
Other	4,397	4,904	12,118	12,800
Total revenue	191,036	182,213	563,250	533,730
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	80,367	78,949	237,125	229,821
Cost of construction revenue	2,031	3,321	3,635	8,640
Selling, general and administrative	60,792	56,387	184,055	167,879
Stock-based compensation	1,956	1,669	6,473	5,696
Transaction-related charges	45	3,416	496	4,381
Restructuring expenses	1,383	—	4,640	—
Depreciation and amortization	34,370	33,312	106,991	100,421
Amortization of intangibles from acquisitions	3,124	3,236	9,514	9,744
Loss on disposition of long-lived assets	132	484	410	3,876
Total operating expenses	184,200	180,774	553,339	530,458
Income from operations	6,836	1,439	9,911	3,272
OTHER INCOME (EXPENSE)
Interest income	136	38	362	41
Interest expense	(11,445)	(5,513)	(30,700)	(13,107)
Other income	213	1,904	2,623	3,379
Other income (expense)	(11,096)	(3,571)	(27,715)	(9,687)
LOSS BEFORE INCOME TAXES	(4,260)	(2,132)	(17,804)	(6,415)
Income tax benefit	(542)	(360)	(6,369)	(1,378)
NET LOSS	(3,718)	(1,772)	(11,435)	(5,037)
Net (income) loss attributable to noncontrolling interests, net of tax (benefit) expense of $(0.6) million, $(0.8) million, $(1.8) million and $(1.3) million respectively	134	(1,011)	2,733	782
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(3,584)	$(2,783)	$(8,702)	$(4,255)
NET LOSS PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(0.31)	$(0.25)	$(0.80)	$(0.49)
Diluted	$(0.31)	$(0.25)	$(0.80)	$(0.49)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,601	15,763	15,666	15,746
Diluted	15,601	15,763	15,666	15,746
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.21	$0.17	$0.63	$0.51

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

(In Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(3,718)	$(1,772)	$(11,435)	$(5,037)
Other comprehensive income:
Foreign currency translation adjustment	—	(391)	229	(1,814)
Reclassification of foreign currency losses on investment	1,349	—	1,349	—
Reclassification of loss on pension settlement, net of $(0.2) and $(0.8) million of tax	—	—	195	915
Unrealized gain on derivatives	—	—	—	(34)
Other comprehensive income (loss), net of tax	1,349	(391)	1,773	(933)
Comprehensive loss	(2,369)	(2,163)	(9,662)	(5,970)
Less: Comprehensive (income) loss attributable to noncontrolling interests	134	(1,011)	2,733	782
Comprehensive loss attributable to ATN International, Inc.	$(2,235)	$(3,174)	$(6,929)	$(5,188)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, June 30, 2023	$173	$(82,086)	$202,623	$429,909	$6,634	$557,253	$97,723	$654,976
Purchase of 141,923 shares of common stock	—	(4,891)	—	—	—	(4,891)	—	(4,891)
Stock-based compensation	—	—	1,802	—	—	1,802	154	1,956
Dividends declared on common stock ($0.21 per common share)	—	—	—	(3,260)	—	(3,260)	—	(3,260)
Repurchase of noncontrolling interests	—	—	—	—	—	—	4	4
Accrued dividend - redeemable preferred units	—	—	—	(1,303)	—	(1,303)	—	(1,303)
Deemed dividend - redeemable common units	—	—	—	(1,612)	—	(1,612)	1,612	—
Comprehensive income:
Net loss	—	—	—	(3,584)	—	(3,584)	(134)	(3,718)
Other comprehensive income	—	—	—	—	1,349	1,349	—	1,349
Total comprehensive income (loss)	—	—	—	(3,584)	1,349	(2,235)	(134)	(2,369)
Balance, September 30, 2023	$173	$(86,977)	$204,425	$420,150	$7,983	$545,754	$99,359	$645,113

Balance, June 30, 2022	$172	$(73,828)	$195,432	$465,112	$4,231	$591,119	$95,752	$686,871
Stock-based compensation	—	—	1,481	—	—	1,481	186	1,667
Dividends declared on common stock ($0.17 per common share)	—	—	—	(2,681)	—	(2,681)	—	(2,681)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	11	11
Repurchase of noncontrolling interests	—	—	(10)	—	—	(10)	(120)	(130)
Accrued dividend - redeemable preferred units	—	—	—	(1,192)	—	(1,192)	—	(1,192)
Deemed dividend - redeemable common units	—	—	—	(1,083)	—	(1,083)	1,083	—
Comprehensive income:
Net income (loss)	—	—	—	(2,783)	—	(2,783)	1,011	(1,772)
Other comprehensive income (loss)	—	—	—	—	(391)	(391)	—	(391)
Total comprehensive income (loss)	—	—	—	(2,783)	(391)	(3,174)	1,011	(2,163)
Balance, September 30, 2022	$172	$(73,828)	$196,903	$457,373	$3,840	$584,460	$97,923	$682,383

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2022	$173	$(73,825)	$198,449	$449,806	$6,210	$580,813	$96,016	$676,829
Purchase of 359,620 shares of common stock	—	(13,152)	—	—	—	(13,152)	—	(13,152)
Stock-based compensation	—	—	6,057	—	—	6,057	416	6,473
Dividends declared on common stock ($0.63 per common share)	—	—	—	(9,864)	—	(9,864)	(1,447)	(11,311)
Repurchase of noncontrolling interests	—	—	(81)	—	—	(81)	(681)	(762)
Accrued dividend - redeemable preferred units	—	—	—	(3,593)	—	(3,593)	—	(3,593)
Deemed dividend - redeemable common units	—	—	—	(7,497)	—	(7,497)	7,788	291
Comprehensive income:
Net income (loss)	—	—	—	(8,702)	—	(8,702)	(2,733)	(11,435)
Other comprehensive income (loss)	—	—	—	—	1,773	1,773	—	1,773
Total comprehensive income	—	—	—	(8,702)	1,773	(6,929)	(2,733)	(9,662)
Balance, September 30, 2023	$173	$(86,977)	$204,425	$420,150	$7,983	$545,754	$99,359	$645,113

Balance, December 31, 2021	$172	$(71,714)	$192,132	$475,887	$4,773	$601,250	$101,003	$702,253
Purchase of 57,115 shares of common stock	—	(2,114)	—	—	—	(2,114)	—	(2,114)
Stock-based compensation	—	—	5,225	—	—	5,225	471	5,696
Dividends declared on common stock ($0.51 per common share)	—	—	—	(8,035)	—	(8,035)	(1,375)	(9,410)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	22	22
Repurchase of noncontrolling interests	—	—	(454)	—	—	(454)	(4,178)	(4,632)
Accrued dividend - redeemable preferred units	—	—	—	(3,462)	—	(3,462)	—	(3,462)
Deemed dividend - redeemable common units	—	—	—	(2,762)	—	(2,762)	2,762	—
Comprehensive income:
Net income (loss)	—	—	—	(4,255)	—	(4,255)	(782)	(5,037)
Other comprehensive income (loss)	—	—	—	—	(933)	(933)	—	(933)
Total comprehensive income	—	—	—	(4,255)	(933)	(5,188)	(782)	(5,970)
Balance, September 30, 2022	$172	$(73,828)	$196,903	$457,373	$3,840	$584,460	$97,923	$682,383

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,435)	$(5,037)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	106,991	100,421
Amortization of intangibles from acquisitions	9,514	9,744
Provision for doubtful accounts	4,014	4,969
Amortization of debt discount and debt issuance costs	1,806	1,512
Loss on disposition of long-lived assets	410	3,876
Stock-based compensation	6,473	5,696
Deferred income taxes	(9,452)	(6,619)
Loss on pension settlement	369	1,725
Gain on investments	(2,752)	(5,617)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(2,881)	(1,401)
Customer receivable	1,185	(4,399)
Prepaid income taxes	739	6,206
Accrued taxes	2,863	2,163
Materials and supplies, prepayments, and other current assets	424	(16,358)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(6,769)	(4,724)
Other assets	(4,683)	(4,016)
Other liabilities	(7,332)	(9,166)
Net cash provided by operating activities	89,484	78,975
Cash flows from investing activities:
Capital expenditures	(126,640)	(109,944)
Government capital programs
Amounts disbursed	(14,261)	(4,015)
Amounts received	16,065	2,668
Purchases of strategic investments	(1,055)	(2,750)
Sale of businesses, net of transferred cash of $0	—	1,835
Spectrum deposit refund	—	1,136
Proceeds from strategic investments	—	15,745
Acquisition of businesses	1,314	—
Proceeds from sale of assets	—	683
Net cash used in investing activities	(124,577)	(94,642)
Cash flows from financing activities:
Dividends paid on common stock	(9,918)	(8,028)
Distributions to noncontrolling interests	(1,447)	(1,375)
Payment of debt issuance costs	(3,708)	—
Finance lease payments	(932)	(820)
Term loan - repayments	(3,532)	(953)
Term loan - borrowings	130,000	711
Revolving credit facility – borrowings	126,893	68,000
Revolving credit facility – repayments	(174,292)	(45,000)
Proceeds from customer receivable credit facility	4,300	12,225
Repayment of customer receivable credit facility	(4,998)	(3,543)
Purchases of common stock – stock- based compensation	(1,473)	(1,169)
Purchases of common stock – share repurchase plan	(11,679)	(942)
Investments made by minority shareholders in consolidated affiliates	—	22
Repurchases of noncontrolling interests	(762)	(4,631)
Contingent consideration paid for business acquisition	—	(1,718)
Net cash provided by financing activities	48,452	12,779
Net change in cash, cash equivalents, and restricted cash	13,359	(2,888)
Total cash, cash equivalents, and restricted cash, beginning of period	59,728	80,697
Total cash, cash equivalents, and restricted cash, end of period	$73,087	$77,809
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses
Amounts accrued for reimbursable capital expenditures from government capital programs	$25,244	$—
Amounts accrued for non-reimbursable capital expenditures	$19,107	$21,491

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

The Company provides digital infrastructure and communications services in the United States and internationally, including in the Caribbean region, with a focus on smaller markets, many of which are rural or remote, with a growing demand for infrastructure investments. Through its operating subsidiaries, the Company primarily provides: (i) carrier and enterprise communications services, such as terrestrial and submarine fiber optic transport, and communications tower facilities; and (ii) fixed and mobile telecommunications connectivity to residential, business and government customers, including a range of high-speed internet and data services, fixed and mobile wireless solutions, and video and voice services.

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

For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Notes 1 and 13 to the Consolidated Financial Statements included in this Report.

As of September 30, 2023, the Company offered the following types of services to its customers:

●	Mobility Telecommunications Services. The Company offers mobile communications services over its wireless networks and related equipment, such as handsets, to both its business and consumer customers.

●	Fixed Telecommunications Services. The Company provides fixed data and voice telecommunications services to business and consumer customers. These services include consumer broadband and high-speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. The Company delivers services to other telecommunications providers, including the leasing of critical network infrastructure, such as tower and transport facilities, wholesale roaming, site maintenance and international long-distance services.

●	Managed Services. The Company provides information technology services such as network, application, infrastructure and hosting services to both its business and consumer customers to complement its fixed services in its existing markets.

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

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served during the three months ended September 30, 2023:

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

Restructuring Expense

In order to reduce the Company’s US Telecom cost structure to an optimal level needed to support the segment’s operations going forward, the Company incurred certain network termination and reduction in force costs totaling $1.4 million and $4.6 million in the three and nine months ended September 30, 2023, respectively. The charge is recorded in Restructuring Expense on the Company’s statements of operations. During the nine months ended September 30, 2023, the Company paid $2.6 million, recorded a gain of $0.3 million on lease termination, and accrued $2.3 million of the restructuring expenses. In conjunction with the restructuring, the Company terminated $5.6 million of lease right of use assets and $5.9 million of lease liabilities from its balance sheet.

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

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the periods presented below.

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Services transferred over time
US Telecom	$81,459	$76,542	$242,862	$221,033
International Telecom	87,657	84,770	260,066	248,552
Total	169,116	161,312	502,928	469,585
Goods and services transferred at a point in time
US Telecom	4,111	5,839	9,255	18,140
International Telecom	4,752	4,294	11,792	10,181
Total	8,863	10,133	21,047	28,321
Total revenue accounted for under ASC 606	$177,979	$171,445	$523,975	$497,906

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

Contract assets and liabilities consisted of the following (amounts in thousands):

	September 30, 2023	December 31, 2022	$ Change	% Change
Contract asset – current	$3,241	$2,932	$309	10.5%
Contract asset – noncurrent	4,050	3,775	275	7.3%
Contract liability – current	(29,872)	(27,284)	(2,588)	9.5%
Contract liability – noncurrent	(65,848)	(72,543)	6,695	(9.2)%
Net contract liability	$(88,429)	$(93,120)	$4,691	(5.0)%

The contract asset – current is included in prepayments and other current assets and the contract asset – noncurrent is included in other assets on the Company’s balance sheet. The contract liability – current is included in advance payments and deposits and the contract liability – noncurrent is included in other liabilities on the Company’s balance sheet. The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and recognition of deferred revenue. During the nine months ended September 30, 2023, the Company recognized revenue of $24.3 million related to its December 31, 2022 contract liability and amortized $2.2 million of the December 31, 2022 contract asset to revenue.

Contract Acquisition Costs

The September 30, 2023 balance sheet includes contract acquisition costs of $10.7 million in other assets. During the three and nine months ended September 30, 2023, the Company amortized $1.4 million and $4.1 million, respectively, of contract acquisition costs. During the three and nine months ended September 30, 2022, the Company amortized $0.9 million and $2.5 million, respectively, of contract acquisition costs.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear Mobility contracts, which include a promotional discount, Managed Services contracts, and the Company’s Carrier Services construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $474 million and $312 million at September 30, 2023 and December 31, 2022, respectively. The increase during 2023 was related to the Verizon agreement discussed above. The Company expects to satisfy approximately 37% of the remaining performance obligations and recognize the transaction price within 24 months and the remainder thereafter.

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

The Company had gross accounts receivable of $180.2 million, including a receivable under the FirstNet Agreement totaling $51.3 million, of which $44.6 million was long-term, and an allowance for credit losses of $16.6 million as of September 30, 2023. The Company had gross accounts receivable of $154.5 million and a receivable under the FirstNet Agreement totaling $52.5 million, of which $46.7 million was long-term, and an allowance for credit losses of $15.2 million as of December 31, 2022. The Company monitors receivables through the use of historical operating data adjusted for the expectation of future performance as appropriate. Activity in the allowance for credit losses is below:

	Nine months ended
	September 30, 2023	September 30, 2022

Balance at beginning of period	$15,171	$13,885
Current period provision for expected losses	4,014	4,969
Write-offs charged against the allowance	(3,017)	(3,083)
Recoveries collected	414	326
Balance at end of period	$16,582	$16,097

4. LEASES

Lessee Disclosure

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between three and 10 years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost:
Operating lease cost	$5,975	$6,061	$17,719	$18,398
Short-term lease cost	655	714	1,958	1,869
Variable lease cost	1,266	1,010	3,311	2,456
Total operating lease cost	$7,896	$7,785	$22,988	$22,723

Finance lease cost:
Amortization of right-of-use asset	$735	$742	$2,239	$2,321
Variable costs	211	209	641	667
Interest costs	103	93	265	290
Total finance lease cost	$1,049	$1,044	$3,145	$3,278

During the nine months ended September 30, 2023 and 2022, the Company paid $14.6 million and $16.0 million, respectively, for operating lease liabilities. During the nine months ended September 30, 2023 and 2022, the Company recorded $15.8 million and $6.1 million, respectively, of operating lease liabilities arising from ROU assets. During the nine months ended September 30, 2023, in conjunction with the restructuring activities the Company terminated $5.6 million of lease right of use assets, $5.9 million of lease liabilities from its balance sheet, and recorded a gain of $0.3 million in the restructuring expense line of its statement of operations.

At September 30, 2023, finance leases with a cost of $31.6 million and accumulated amortization of $15.7 million were included in property, plant and equipment. During the nine months ended September 30, 2023, the Company paid $0.9 million of financing cash flows, $3.5 million of investing cash flows and $0.3 million of operating cash flows for finance lease liabilities. During the nine months ended September 30, 2022, the Company paid $0.8 million of financing cash flows and $0.3 million of operating cash flows for finance lease liabilities. Additionally, during the nine months ended September 30, 2022, the Company disposed of a finance lease with a net book value of $2.3 million recording a loss for $1.0 million. At September 30, 2023, finance leases had a lease liability of $6.0 million, of which $1.8 million was current.

At December 31, 2022, finance leases with a cost of $26.6 million and accumulated amortization of $13.5 million were included in property, plant and equipment.

The weighted average remaining lease terms and discount rates as of September 30, 2023 and December 31, 2022 are noted in the table below:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases	13.0 years	12.4 years
Financing leases	9.3 years	9.3 years

Weighted-average discount rate
Operating leases	6.3%	6.0%
Financing leases	7.1%	6.7%

Maturities of lease liabilities as of September 30, 2023 were as follows (in thousands):

	Operating Leases	Financing Leases
2023 (excluding the nine months ended September 30, 2023)	$4,896	$535
2024	19,349	2,153
2025	15,811	1,341
2026	11,498	542
2027	9,129	511
Thereafter	88,052	2,651
Total lease payments	148,735	7,733
Less imputed interest	(58,122)	(1,755)
Total	$90,613	$5,978

Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

	Operating Leases	Financing Leases
2023	$19,417	$1,403
2024	17,836	1,342
2025	14,805	978
2026	10,505	504
2027	8,096	495
Thereafter	76,452	2,651
Total lease payments	147,111	7,373
Less imputed interest	(53,794)	(1,914)
Total	$93,317	$5,459

As of September 30, 2023, the Company did not have any material operating or finance leases that have not yet commenced.

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its wireless cell sites and buildings. For the nine months ended September 30, 2023 and 2022, the Company recorded $5.8 million and $4.4 million, respectively, of lease income from agreements in which the Company is the lessor. For the three months ended September 30, 2023 and 2022, the Company recorded $1.9 million and $1.5 million, respectively, of lease income. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated:

2023 (excluding the nine months ended September 30, 2023)	$1,891
2024	6,587
2025	6,394
2026	6,062
2027	4,874
Thereafter	15,641
Total future lease payments	$41,449

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

6. ACQUISITIONS AND DISPOSITIONS

US Telecom

Acquisition of Sacred Wind Enterprises

On November 7, 2022, the Company’s newly formed wholly owned subsidiary Alloy, Inc. (Alloy”) acquired all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), a rural telecommunications provider in New Mexico for $44.6 million of consideration (“Sacred Wind Transaction”). The purchase price allocation was finalized during the nine months ended September 30, 2023. As part of the Sacred Wind Transaction, the Company transferred consideration of $16.7 million of cash, net of $9.4 million of cash acquired, $14.8 million of redeemable noncontrolling interests, and $3.7 million of contingent consideration. During the nine months ended September 30, 2023, the Company received $1.3 million as final settlement of working capital amounts. Upon completion of the Sacred Wind Transaction, the former Sacred Wind shareholders own 6% of the Alloy equity. This equity is classified as redeemable noncontrolling interests in the Company’s financial statements because the holders have an option, beginning in 2026, to put the equity interest to a subsidiary of the Company at the then fair market value. The redeemable noncontrolling interests do not have preference relative to other equity units and participate in gains and losses in Alloy. The contingent consideration is earned based on certain operating metrics of Sacred Wind beginning in 2025 through 2027. The fair value of the contingent consideration was calculated using discounted cash flow analysis based on a range of probability weighted outcomes. The Company funded the acquisition with borrowings under its CoBank Credit Facility and assumed $31.6 million of Sacred Wind debt, to the United States of America administered through the Rural Utilities Service.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	September 30, 2023
	Significant Other
	Quoted Prices in	Unobservable
	Active Markets	Inputs
Description	(Level 1)	(Level 3)	Total
Short term investments	$300	$—	$300
Other investments	—	1,278	1,278
Alaska Communications redeemable common units	—	(22,266)	(22,266)
Alloy redeemable common units	—	(14,760)	(14,760)
Warrants on Alaska Communications redeemable common units	—	(654)	(654)
Total assets and liabilities measured at fair value	$300	$(36,402)	$(36,102)

	December 31, 2022
	Significant Other
	Quoted Prices in	Unobservable
	Active Markets	Inputs
Description	(Level 1)	(Level 3)	Total
Short term investments	$300	$—	$300
Other investments	—	1,616	1,616
Alaska Communications redeemable common units	—	(22,557)	(22,557)
Alloy redeemable common units	—	(14,760)	(14,760)
Warrants on Alaska Communications redeemable common units	—	(654)	(654)
Total assets and liabilities measured at fair value	$300	$(36,355)	$(36,055)

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

	Investments without a readily determinable fair value	Fair value investments	Equity method investments	Total
Balance, December 31, 2022	$22,590	$1,616	$13,963	$38,169
Income recognized	2,430	229	93	2,752
Contributions	425	(567)	630	488
Foreign currency gain	—	—	229	229
Reclassification of foreign currency losses	—	—	1,349	1,349
Transfers	16,264	—	(16,264)	—
Balance, September 30, 2023	$41,709	$1,278	$—	$42,987

Balance, December 31, 2021	$17,820	$1,925	$28,699	$48,444
Sale of Investments			(13,212)	(13,212)
Income (loss) recognized	—	326	(2,163)	(1,837)
Contributions / (distributions)	—	(389)	2,750	2,361
Foreign currency loss	—	—	(1,815)	(1,815)
Gain recognized	4,770	—	—	4,770
Balance, September 30, 2022	$22,590	$1,862	$14,259	$38,711

During the nine months ended September 30, 2023, the Company lost the ability to exert significant influence over its India solar investment. As a result, the Company transferred $16.3 million from equity method investments to investments without a readily determinable fair value and the accounting for the investment changed to the cost method from the equity method of accounting. Before transitioning to the cost method, the Company recorded income of $0.1 million and reclassified $1.3 million from accumulated other comprehensive income into income.

These investments are included with other assets on the consolidated balance sheets.

Redeemable Common Units and Warrants

The Company has issued redeemable common units, and warrants to purchase additional common units, in consolidated subsidiaries of the Company. The instruments are redeemable at the option of the holder. Both the common units and warrants to purchase common units are recorded at fair value in the Company’s financial statements. The common units are recorded in redeemable noncontrolling interest and the warrants are recorded in other liabilities on the Company’s balance sheets. The put options for the Alloy redeemable common units begin in 2026. The put options for the Alaska Communications redeemable common units begin the earlier of a public offering or 2028. The Company calculates the fair value of the instruments using a combination of market and discounted cash flows approaches with Level 3 inputs.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of long-term debt is estimated using Level 2 inputs. At September 30, 2023, the fair value of long-term debt, including the current portion, was $552.2 million and its book value was $543.1 million. At December 31, 2022, the fair value of long-term debt, including the current portion, was $473.7 million and its book value was $467.2 million.

8. LONG-TERM DEBT

2023 CoBank Credit Facility

On July 13, 2023, the Company, along with certain of its subsidiaries as guarantors, entered into a new Credit Agreement with CoBank, ACB and a syndicate of other lenders (as may be amended from time to time, the “2023 CoBank Credit Facility”).

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

The 2023 CoBank Term Loan must be repaid in quarterly principal payments in the amounts set forth below, with the outstanding principal balance maturing on July 13, 2029. The 2023 CoBank Revolving Loan may be repaid at any time on or prior to its maturity on July 13, 2028. All amounts outstanding under the 2023 CoBank Credit Facility will be due and payable upon the earlier of the maturity date or the acceleration of the loans and commitments upon an event of default.

2023 CoBank Term Loan Quarterly Payment Dates	2023 CoBank Term Loan Quarterly Repayments
December 31, 2023 – June 30, 2025	$812,500 (2.5% per annum)
September 30, 2025 – June 30, 2026	$1,625,000 (5% per annum)
September 30, 2026 – June 30, 2029	$2,437,500 (7.5% per annum)

Amounts borrowed under the 2023 CoBank Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR) plus an applicable margin ranging between 2.00% to 3.75% for the 2023 CoBank Term Loan or 1.75% to 3.50% for Revolving Loans or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.75% for the Term Loan or 0.75% to 2.50% for the 2023 CoBank Revolving Loans.  Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans.  The base rate is equal to the higher of (i) 1.00% plus the one-month SOFR rate (ii) the federal funds effective rate (as defined in the 2023 CoBank Credit Agreement) plus 0.50% per annum; and (iii) the prime rate (as defined in the 2023 CoBank Credit Agreement). The applicable margin is determined based on the ratio (as further defined in the 2023 CoBank Credit Agreement) of the Company’s indebtedness to EBITDA. Under the terms of the 2023 CoBank Credit Agreement, the Company must also pay a fee ranging from 0.25% to 0.50% on the average daily unused portion of the 2023 CoBank Credit Facility over each calendar quarter.

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

The Company capitalized $4.0 million of fees associated with the 2023 CoBank Credit Facility which are being amortized over the life of the debt and $3.8 million were unamortized as of September 30, 2023.

The Company had $130.0 million outstanding under the 2023 CoBank Term Loan as of September 30, 2023. Under the 2023 CoBank Revolving Loan, the Company had $23.1 million outstanding and $146.9 million of availability as of September 30, 2023. There were no outstanding interest rate hedge agreements under the 2023 CoBank Credit Facility as of September 30, 2023 and the Company was in compliance with all financial covenants as of that date.

In October 2023, the Company entered a two year, forward starting 1-month floating to fixed SOFR interest rate swap agreement. The swap becomes effective November 13, 2023 in a notional amount of $50.0 million, has a fixed SOFR rate of 4.896% and matures on November 13, 2025.

2019 CoBank Credit Facility

On April 10, 2019, the Company entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (as amended, the “2019 CoBank Credit Facility”). The 2019 CoBank Credit Facility provided for a $200 million revolving credit facility that included (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility. In connection with the execution of the 2023 CoBank Credit Facility, as defined above, outstanding borrowings under the 2019 CoBank Credit Facility were repaid in full.

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

Letter of Credit Facility

On November 14, 2022, the Company entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of the Company and its subsidiaries. As of September 30, 2023, $31.6 million of Standby Letters of Credit had been issued under this agreement.

Alaska Credit Facility

On July 22, 2021, Alaska Communications entered into a Credit Agreement (the “Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a $35.0 million revolving facility (the “Alaska Revolving Facility”) and a $210.0 million initial term loan facility (the “Alaska Term Loan”).

On December 23, 2022, Alaska Communications entered into a First Amendment Agreement (the “ACS Amendment”). The ACS Amendment amends the Alaska Credit Facility to increase its Revolving Credit Commitment from $35.0 million to $75.0 million and Term Loan Commitment from $210.0 million to $230.0 million. As a part of the transaction, the Term Loan commitment was fully funded as the outstanding Revolving Credit Commitment balance was transferred.

As of September 30, 2023, Alaska Communications had drawn $25.0 million on its Revolving Credit Commitment and had $50.0 million available to draw. The Term Loan balance was $230.0 million and principal payments commence in the fourth quarter of 2023. Both facilities mature on July 22, 2026.

In addition to the above changes, the ACS Amendment replaced the calculation of interest from an applicable margin applied to LIBOR with the same applicable margin applied to the Secured Overnight Financing Rate (“SOFR”) plus a 10-basis point adjustment.

The Company capitalized $7.3 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $4.2 million were unamortized as of September 30, 2023.

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

Alaska Communication’s interest rate swap, which had been designated as a cash flow hedge with an interest rate of 1.6735%, expired on June 30, 2022. As of September 30, 2023, there are no outstanding interest rate hedge agreements associated with the Alaska Credit Facility. In November 2023, Alaska Communications entered two forward starting 1-month floating to fixed SOFR interest rate swap agreements. The total notional amount of the agreements is $200.0 million, with fixed SOFR rates of 4.8695% and 4.8980% and both agreements mature on November 7, 2025.

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

As of September 30, 2023, the Company had $6.4 million outstanding and no available borrowings under the Alaska Term Facility.

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

As of September 30, 2023, the Company had $45.3 million outstanding, of which $6.7 million was current, and $18.0 million of availability under the Receivables Credit Facility. The Company capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.5 million were unamortized as of September 30, 2023.

GTT Credit Facilities

On October 12, 2022, GTT received approval from Republic Bank (Guyana) Limited for a $2.9 million term facility and a $5.7 million overdraft facility (the “GTT Credit Facilities”) subject to the approval from the Minister of Finance at the Bank of Guyana that was received on March 31, 2023.

The GTT Credit Facilities are secured by real estate assets and carry a fixed interest rate of 7.5% which will be reviewed by the bank from time to time and subject to change at the bank’s discretion. The term facility is repayable over five years in equal monthly installments of principal and interest, commencing one month after funds are advanced. The overdraft facility will expire on October 31, 2024.

As of September 30, 2023, $3.5 million was outstanding under the overdraft facility and there were no outstanding amounts under the term facility.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2021. Sacred Wind submitted a corrective action plan to comply with the financial covenant as of December 31, 2025. On May 5, 2022, Sacred Wind’s corrective action plan was accepted by the RUS. As of September 30, 2023, the Company was in compliance with that corrective action plan.

As of September 30, 2023, $29.0 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.2 million was current and $25.8 million was long term.

The mortgage notes carry fixed interest rates ranging from 0.88% to 5.0%.

Viya Debt

The Company, and certain of its subsidiaries, have entered into a $60.0 million loan agreement (the “Viya Debt”) with Rural Telephone Finance Cooperative (“RTFC”). The Viya Debt agreement contains customary representations, warranties, and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”). This covenant is tested on an annual basis at the end of each fiscal year. Interest is paid quarterly at a fixed rate of 4.0% per annum and principal repayment is not required until maturity on July 1, 2026. Prepayment of the Viya Debt may be subject to a fee under certain circumstances. The debt is secured by certain assets of the Viya subsidiaries and is guaranteed by us.

The Company paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the Viya Debt. The fee was recorded as a reduction to the Viya Debt carrying amount and is being amortized over the life of the loan.

As of September 30, 2023, $60.0 million of the Viya Debt remained outstanding and $0.3 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually, and the Company was in compliance with the Net Leverage Ratio as of December 31, 2022.

One Communications Debt

The Company had an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which matured and was repaid in full on December 22, 2022. This loan bore interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% per annum paid quarterly.

Debt Maturity

The table below summarizes the annual maturities of the Company’s debt instruments (amounts in thousands).

					Customer
	US	International	Corporate and	Total	Receivable
	Telecom	Telecom	Other	Debt	Credit Facility
2023 (excluding the nine months ended September 30, 2023)	$2,637	$3,481	$813	$6,931	$1,476
2024	16,536	—	3,250	19,786	6,787
2025	14,969	—	4,875	19,844	7,083
2026	238,469	60,000	8,125	306,594	7,393
2027	3,723	—	9,750	13,473	7,718
Thereafter	14,028	—	126,307	140,335	14,794
Total	290,362	63,481	153,120	506,963	45,251
Debt Discounts	(4,521)	(271)	(3,794)	(8,586)	(514)
Book Value	$285,841	$63,210	$149,326	$498,377	$44,737

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

All of the programs are subject to certain operational and reporting compliance requirements. The Company believes it is in compliance with these requirements as of September 30, 2023. Revenue recognized from the USF and CAF II programs is recognized as revenue from government grants. Revenue from other programs is recognized in accordance with ASC 606.

RDOF (“Rural Digital Opportunities Fund”)

The Company expects to receive approximately $22.7 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”). Revenue recognized from the RDOF program is recognized as revenue from government grants.

The Company recorded the amounts below as communication services revenue for the reported periods:

	Three months ended			Three months ended
	September 30, 2023			September 30, 2022

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$2,288	$1,397	$3,685	$991	$943	$1,934
CAF II	6,815	—	6,815	6,822	—	6,822
RDOF	608	—	608	478	—	478
Other Programs	14,817	5	14,822	8,795	—	8,795
Total	$24,528	$1,402	$25,930	$17,086	$943	$18,029

	Nine months ended			Nine months ended
	September 30, 2023			September 30, 2022

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$7,004	$4,192	$11,196	$3,036	$6,465	$9,501
CAF II	20,445	—	20,445	20,466	—	20,466
RDOF	1,824	—	1,824	1,434	—	1,434
Other Programs	44,845	14	44,859	20,023	37	20,060
Total	$74,118	$4,206	$78,324	$44,959	$6,502	$51,461

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

Amount
Grants awarded, December 31, 2022	$80,197
New grants	34,821
Construction complete	(7,725)
Transferred grants	(6,269)
Grants awarded, September 30, 2023	$101,024

During the nine months ended September 30, 2023, the Company disbursed capital expenditures of $12.4 million under these programs and received reimbursement of $14.6 million. These cash flows are classified as investing activities in the Company’s statement of cash flows.

In addition, the Company partners with tribal governments to obtain grants under various government programs including the Tribal Broadband Connectivity Program ("TBCP") and the Rural Development Broadband ReConnect Program (“ReConnect”). The TBCP and ReConnect programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas. The Company was identified as a sub recipient of grants under these programs totaling $188.6 million as of September 30, 2023, but has not yet received any funding as of September 30, 2023.

Replace and Remove Program

On July 15, 2022, the Company was notified that it was an approved participant in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks.  Pursuant to the Replace and Remove Program, the Company was allocated up to approximately $207 million in reimbursement amounts to cover documented and approved costs to remove and securely destroy all ZTE communications equipment and services in its U.S. networks and replace such equipment. The Replace and Remove Program requires that the Company complete the project no later than one year from submitting its initial reimbursement request, or July 2024. At this time, the Company anticipates that it will be able to meet the deadlines and requirements of the program. During the nine months ended September 30, 2023 and 2022, the Company incurred capital expenditures related to this project of $27.1 million and $1.6 million, respectively. At September 30, 2023, $25.3 million was accrued. The Company has a receivable of $36.6 million, including operation costs and capital expenditures, at September 30, 2023, which is expected to be reimbursed within the next twelve months. For the nine months ended September 30, 2023 the Company received $2.6 million of reimbursement under the program, of which $1.1 million was classified as operating cash inflows and $1.5 million was classified as investing cash inflows in the Company’s statement of cash flows.

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

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended				Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$38	$31	$57	$36	$113	$62	$171	$108
Non-operating expense
Interest cost	593	35	565	33	1,780	70	1,695	99
Expected return on plan assets	(953)	—	(925)	—	(2,858)	—	(2,775)	—
Settlements	—	—	—	—	369	—	1,725	—
Net periodic pension expense (benefit)	$(322)	$66	$(303)	$69	$(596)	$132	$816	$207

The Company was not required to make contributions to its pension plans during the nine months ended September 30, 2023 and 2022. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions to its pension plans during the nine months ended September 30, 2023 and 2022.

11.  INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was 12.7% and 16.9%, respectively.

The Company recorded an income tax benefit of $0.5 million in relation to a pretax loss of $4.3 million for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2023 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including $0.7 million of expense for interest on unrecognized tax positions.

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

The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 was 35.8% and 21.5%, respectively.

The Company recorded an income tax benefit of $6.4 million in relation to a pretax loss of $17.8 million for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2023 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $4.0 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, and $2.0 million expense for interest on unrecognized tax positions.

The Company recorded an income tax benefit of $1.4 million in relation to a pretax loss of $6.4 million for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2022 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) a $2.1 million net expense recognized discretely to record a valuation allowance on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and(iii) discrete items including a $3.3 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, and a $1.7 million expense for interest on unrecognized tax positions.

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

12. EARNINGS PER SHARE AND REDEEMABLE NONCONTROLLING INTERESTS

Earnings Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to ATN International, Inc. stockholders- Basic	(3,584)	(2,783)	(8,702)	(4,255)
Less: Preferred dividends	(1,303)	(1,192)	(3,593)	(3,462)
Net Loss attributable to ATN International, Inc. common stockholders- Diluted	$(4,887)	$(3,975)	$(12,295)	$(7,717)

Denominator:
Weighted-average shares outstanding- Basic	15,601	15,763	15,666	15,746
Weighted-average shares outstanding- Diluted	15,601	15,763	15,666	15,746

Redeemable Noncontrolling Interests

In connection with certain acquisitions, the Company accounts for third-party non-controlling minority investments as redeemable noncontrolling interests, which consist of both redeemable common and, in some instances, preferred units, in its consolidated financial statements.

The common units contain put options allowing the holder to sell at a future date, the common units to a subsidiary of the Company at the then fair market value. The common units participate in the earnings and losses of the subsidiaries and are allocated their applicable share of earnings and losses. After the allocation of earnings and losses, the Company estimates the fair value of the common units and adjusts the book value of the common units to that estimated fair value.

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

For the three months ended September 30, 2023 and 2022, the Company allocated losses of $1.6 million and $1.1 million, respectively, to the redeemable common units representing their proportionate share of operating losses. For the nine months ended September 30, 2023 and 2022, the Company allocated losses of $7.8 million and $2.8 million, respectively, to the redeemable common units representing their proportionate share of operating losses. The Company then compared the book value of the common units to the fair value and the fair value exceeded the book value. As a result, the book value was increased by $7.5 million and $2.8 million during the nine months ended September 30, 2023 and 2022, respectively.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for the nine months ended September 30, 2023 and 2022:

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2022	$55,152	$37,317	$92,469
Accrued preferred dividend	3,609	—	3,609
Allocated net loss	—	(7,788)	(7,788)
Change in fair value	—	7,497	7,497
Balance, September 30, 2023	$58,761	$37,026	$95,787

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2021	$50,296	$22,640	$72,936
Accrued preferred dividend	3,462	—	3,462
Allocated net loss	—	(2,762)	(2,762)
Change in fair value	—	2,762	2,762
Balance, September 30, 2022	$53,758	$22,640	$76,398

13. SEGMENT REPORTING

The Company has the following two reportable and operating segments: i) International Telecom and ii) US Telecom.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended September 30, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,818	$128	$—	$3,946
Mobility - Consumer	23,973	817	—	24,790
Total Mobility	27,791	945	—	28,736
Fixed - Business	18,016	35,680	—	53,696
Fixed - Consumer	41,967	22,662	—	64,629
Total Fixed	59,983	58,342	—	118,325
Carrier Services	3,441	32,319	—	35,760
Other	1,236	544	—	1,780
Total Communication Services Revenue	92,451	92,150	—	184,601
Construction	—	2,038	—	2,038
Other
Managed Services	1,427	2,970	—	4,397
Total other revenue	1,427	2,970	—	4,397
Total Revenue	93,878	97,158	—	191,036
Depreciation and amortization	14,354	19,398	618	34,370
Amortization of intangibles from acquisitions	240	2,884	—	3,124
Non-cash stock-based compensation	130	23	1,803	1,956
Operating income (loss)	12,800	3,017	(8,981)	6,836

For the Three Months Ended September 30, 2022

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,706	$298	$—	$4,004
Mobility - Consumer	22,776	2,058	—	24,834
Total Mobility	26,482	2,356	—	28,838
Fixed - Business	18,578	32,509	—	51,087
Fixed - Consumer	39,989	19,143	—	59,132
Total Fixed	58,567	51,652	—	110,219
Carrier Services	3,220	31,360	—	34,580
Other	340	—	—	340
Total Communication Services Revenue	88,609	85,368	—	173,977
Construction	—	3,332	—	3,332
Other
Managed Services	1,398	3,506	—	4,904
Total Other Revenue	1,398	3,506	—	4,904
Total Revenue	90,007	92,206	—	182,213
Depreciation	14,126	18,341	845	33,312
Amortization of intangibles from acquisitions	380	2,856	—	3,236
Non-cash stock-based compensation	54	132	1,483	1,669
Operating income (loss)	13,360	716	(12,637)	1,439

For the Nine Months Ended September 30, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$11,484	$415	$—	$11,899
Mobility - Consumer	69,270	2,666	—	71,936
Total Mobility	80,754	3,081	—	83,835
Fixed - Business	52,602	107,494	—	160,096
Fixed - Consumer	125,944	67,852	—	193,796
Total Fixed	178,546	175,346	—	353,892
Carrier Services	11,011	95,978	—	106,989
Other	2,084	684	—	2,768
Total Communication Services Revenue	272,395	275,089	—	547,484
Construction	—	3,648	—	3,648
Other
Managed Services	3,872	8,246	—	12,118
Total Other Revenue	3,872	8,246	—	12,118
Total Revenue	276,267	286,983	—	563,250
Depreciation	42,646	62,315	2,030	106,991
Amortization of intangibles from acquisitions	984	8,530	—	9,514
Non-cash stock-based compensation	307	109	6,057	6,473
Operating income (loss)	41,177	(3,719)	(27,547)	9,911

For the Nine Months Ended September 30, 2022

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$10,997	$973	$—	$11,970
Mobility - Consumer	64,025	5,063	—	69,088
Total Mobility	75,022	6,036	—	81,058
Fixed - Business	52,827	91,521	—	144,348
Fixed - Consumer	122,435	57,279	—	179,714
Total Fixed	175,262	148,800	—	324,062
Carrier Services	10,042	96,102	—	106,144
Other	1,051	—	—	1,051
Total Communication Services Revenue	261,377	250,938	—	512,315
Construction	—	8,615	—	8,615
Other
Managed Services	3,820	8,980	—	12,800
Total other revenue	3,820	8,980	—	12,800
Total Revenue	265,197	268,533	—	533,730
Depreciation and amortization	43,109	54,546	2,766	100,421
Amortization of intangibles from acquisitions	1,192	8,552	—	9,744
Non-cash stock-based compensation	170	301	5,225	5,696
Operating income (loss)	36,889	(4,199)	(29,418)	3,272

Selected balance sheet data for each of the Company’s segments as of September 30, 2023 and December 31, 2022 consists of the following (in thousands):

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
September 30, 2023
Cash, cash equivalents, and restricted cash	$35,588	$31,678	$5,821	$73,087
Total current assets	115,888	143,280	8,197	267,365
Fixed assets, net	476,355	587,623	5,455	1,069,433
Goodwill	4,835	35,269	—	40,104
Total assets	671,285	996,413	83,528	1,751,226
Total current liabilities	82,178	148,352	32,127	262,657
Total debt, including current portion	63,209	285,842	149,326	498,377
December 31, 2022
Cash, cash equivalents, and restricted cash	$26,418	$26,375	$6,935	$59,728
Total current assets	105,324	116,038	8,326	229,688
Fixed assets, net	462,447	585,969	7,538	1,055,954
Goodwill	4,835	35,269	—	40,104
Total assets	643,664	980,543	83,662	1,707,869
Total current liabilities	86,738	119,755	26,687	233,180
Total debt, including current portion	59,659	263,241	99,000	421,900

For the nine months ended September 30, 2023 and 2022, the Company spent $140.9 million and $114.0 million, respectively, on capital expenditures relating to its telecommunications networks and business support systems of which $14.3 million and $4.0 million, respectively, are reimbursable under various government programs. The following notes the Company’s capital expenditures, by operating segment, for these periods (in thousands).

	Capital Expenditures

	International	US	Corporate and
Nine months ended September 30,	Telecom	Telecom	Other (1)	Consolidated
2023	$57,610	$83,291	$—	$140,901
2022	53,270	60,056	633	113,959

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

Beginning in 2006, the National Frequency Management Unit (now the Telecommunications Agency, or the “NFMU/TA”) and GTT have been engaged in discussions regarding the amount of and methodology for calculation of spectrum fees payable by GTT in Guyana. Since that time, GTT has made payments of, undisputed spectrum fees as amounts invoiced by the NFMU, and to its successor, the Telecommunications Authority (“TA”). There have been limited further discussions on the subject of a revised spectrum fee methodology with the TA.

GTT has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GTT’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. Digicel filed counterclaims alleging that GTT has violated the terms of the interconnection agreement and Guyana laws. These suits, filed in 2010 and 2012, are currently pending in the Court of Appeals in Guyana, however, the Company cannot accurately predict at this time when the consolidated suit will reach a court of final determination.

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority (the “GRA”) dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. GTT has maintained that it has no unpaid corporation tax due to the GRA and that any liability GTT might be found to have with respect to the disputed tax assessments would be offset in part by the amounts claimed with respect to rights ATN has pursuant to its agreement with the government of Guyana. GTT’s position has been upheld by various High Court rulings made in its favor including most recently in December 2021, and while some matters have been appealed by the GRA, other matters remain pending for determination by the High Court.

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

Alaska Communications also received a Letter of Inquiry on March 18, 2018, and subsequent follow up information requests, from the FCC Enforcement Bureau requesting historical information regarding Alaska Communications’ participation in the FCC’s Rural Health Care Support Program. The Company is engaged in discussions with the FCC’s Enforcement Bureau and will continue to work constructively to provide it the information it is seeking. Any adverse outcome with respect to the FCC Enforcement Bureau’s inquiry may have an adverse impact on the Company’s business, financial condition, results of operations, or liquidity and may require certain undertakings in addition to any proposed financial settlement.

With respect to all of the foregoing matters, the Company believes that some adverse outcome is probable and has accordingly accrued $15.8 million as of September 30, 2023 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

15. SUBSEQUENT EVENTS

In October 2023, the Company entered a two-year, forward starting 1-month floating fixed SOFR interest rate swap agreement.  The swap becomes effective on November 13, 2023 in a notional amount of  $50.0 million, has a fixed SOFR rate of 4.896% and matures on November 13, 2025.

In November 2023, Alaska Communications entered two forward starting 1-month floating to fixed SOFR interest rate swap agreements. The total notional amount of the agreements is $200.0 million, with fixed SOFR rates of 4.8695% and 4.8980% and both agreements mature on November 7, 2025.

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

As of September 30, 2023, we offer the following types of services to our customers:

●	Mobility Telecommunications Services. We offer mobile communications services over our wireless networks and related equipment, such as handsets, to both our business and consumer customers.

●	Fixed Telecommunications Services. We provide fixed data and voice telecommunications services to business and consumer customers. These services include consumer broadband and high-speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. We deliver services to other telecommunications providers, including the leasing of critical network infrastructure, such as tower and transport facilities, wholesale roaming, site maintenance and international long-distance services.

●	Managed Services. We provide information technology services such as network, application, infrastructure and hosting services to both our business and consumer customers to complement our fixed services in our existing markets.

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

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of September 30, 2023:

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

Acquisition of Sacred Wind Enterprises

On November 7, 2022, we, via our newly formed wholly owned subsidiary Alloy, Inc. (“Alloy”), acquired all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), a rural telecommunications provider in New Mexico (the “Sacred Wind Transaction”) for $44.6 million of consideration. The purchase price allocation was finalized during the nine months ended September 30, 2023. As part of the Sacred Wind Transaction, we transferred consideration of $16.7 million of cash, net of $9.4 million of cash acquired, $14.8 million of redeemable noncontrolling interests, and $3.7 million of contingent consideration. During the nine months ended September 30, 2023, we received $1.3 million as final settlement of working capital amounts. Upon completion of the Sacred Wind Transaction, the former Sacred Wind shareholders own 6% of the Alloy equity. This equity is classified as redeemable noncontrolling interests in our financial statements because the holders have an option, beginning in 2026, to put the equity interest to a subsidiary of the Company at the then fair market value. The redeemable noncontrolling interests do not have preference relative to other equity units and participate in gains and losses in Alloy. The contingent consideration is earned based on certain operating metrics of Sacred Wind beginning in 2025 through 2027. The fair value of the contingent consideration was calculated using discounted cash flow analysis based on a range of probability weighted outcomes. We funded the acquisition with borrowing under our CoBank Credit Facility and assumed $31.6 million of Sacred Wind debt, to the United States of America administered through the Rural Utilities Service.

We believe that the acquisition of Sacred Wind will expand our infrastructure reach and broadband services in the rural Southwest and increase our wholesale carrier, residential and business broadband services.

FirstNet Agreement

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we amended in August 2020, May 2021 and August 2022 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating areas in the Western United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time. We expect that total construction revenue related to FirstNet will approximate $80 million to $85 million. During the three months ended September 30, 2023 and 2022, we recorded $2.0 million and $3.3 million in construction revenue, respectively. During the nine months ended September 30, 2023 and 2022, we recorded $3.6 million and $8.6 million in construction revenue, respectively. Revenues from construction are expected to have minimal impact on operating income. We expect to substantially complete the build by the end of 2024 with the remainder to be completed in early 2025.

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

All of the programs are subject to certain operational and reporting compliance requirements. We believe we are in compliance with these requirements as of September 30, 2023.

In 2018, the FCC initiated a proceeding to replace the High Cost Program support received by Viya in the US Virgin Islands with a new Connect USVI Fund. On November 16, 2020, the FCC announced that Viya was not the recipient of the Connect USVI Fund award and authorized funding to be issued to the new awardee in September 2021. Pursuant to the terms of the program and effective in July 2021, Viya’s annual USF support was reduced from $16.4 million to $10.9 million. In July 2022, this support was reduced again to $5.5 million for the annual period through September 2023. In April of 2023, the FCC issued an order extending the high cost support in the US Virgin Islands at the current $5.5 million per year received from July 2023 through December 31, 2025.  In connection with this order, the FCC requires that we maintain our current footprint for voice and broadband services in the US Virgin Islands.

RDOF (“Rural Digital Opportunities Fund”)

We expect to receive approximately $22.7 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”). During the three months ended September 30, 2023 and 2022, we recorded $0.6 million and $0.5 million of revenue from the RDOF program, respectively. During the nine months ended September 30, 2023 and 2022, we recorded $1.8 million and $1.4 million, of revenue from the RDOF program, respectively.

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

Amount
Grants awarded, December 31, 2022	$80,197
New grants	34,821
Construction complete	(7,725)
Transferred grants	(6,269)
Grants awarded, September 30, 2023	$101,024

During the nine months ended September 30, 2023, we disbursed capital expenditures of $12.4 million under these programs and received reimbursement of $14.6 million.  These cash flows are classified as investing activities in our statement of cash flows.

In addition, we partner with tribal governments to obtain grants under various government programs including  the Tribal Broadband Connectivity Program ("TBCP") and the Rural Development Broadband ReConnect Program (“ReConnect”).  The TBCP and ReConnect programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas.  We were identified as a sub recipient of TBCP grants totaling $188.6 million, but have not yet received any funding as of September 30, 2023.

Replace and Remove Program

On July 15, 2022, we were notified that we were an approved participant in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the Replace and Remove Program, we were allocated up to approximately $207 million in reimbursement amounts to cover documented and approved costs to remove and securely destroy all prohibited communications equipment and services in our U.S. networks and replace such equipment. The Replace and Remove Program requires that we complete the project no later than one year from submitting our initial reimbursement request, or by July 2024. At this time, we anticipate that we will be able to meet the deadlines and requirements of the program. During the nine months ended September 30, 2023 and 2022, we incurred capital expenditures related to this project of $27.1 million and $1.6 million, respectively. At September 30, 2023, $25.3 million was accrued. We have a receivable of $36.6 million, including operation costs and capital expenditures, at September 30, 2023, which is expected to be reimbursed within the next twelve months. For the nine months ended September 30, 2023 we received $2.6 million of reimbursement under the program, of which $1.1 million was classified as operating cash inflows and $1.5 million was classified as investing cash inflows in our statement of cash flows.

Selected Segment Financial Information

The following represents selected segment information for the three months ended September 30, 2023 and 2022 (in thousands):

For the Three Months Ended September 30, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,818	$128	$—	$3,946
Mobility - Consumer	23,973	817	—	24,790
Total Mobility	27,791	945	—	28,736
Fixed - Business	18,016	35,680	—	53,696
Fixed - Consumer	41,967	22,662	—	64,629
Total Fixed	59,983	58,342	—	118,325
Carrier Services	3,441	32,319	—	35,760
Other	1,236	544	—	1,780
Total Communication Services Revenue	92,451	92,150	—	184,601
Construction	—	2,038	—	2,038
Other
Managed Services	1,427	2,970	—	4,397
Total Other Revenue	1,427	2,970	—	4,397
Total Revenue	93,878	97,158	—	191,036

Operating income (loss)	12,800	3,017	(8,981)	6,836

For the Three Months Ended September 30, 2022

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,706	$298	$—	$4,004
Mobility - Consumer	22,776	2,058	—	24,834
Total Mobility	26,482	2,356	—	28,838
Fixed - Business	18,578	32,509	—	51,087
Fixed - Consumer	39,989	19,143	—	59,132
Total Fixed	58,567	51,652	—	110,219
Carrier Services	3,220	31,360	—	34,580
Other	340	—	—	340
Total Communication Services Revenue	88,609	85,368	—	173,977
Construction	—	3,332	—	3,332
Other
Managed Services	1,398	3,506	—	4,904
Total Other Revenue	1,398	3,506	—	4,904
Total Revenue	90,007	92,206	—	182,213

Operating income (loss)	13,360	716	(12,637)	1,439

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments.

A comparison of our segment results for the three months ended September 30, 2023, and 2022 is as follows:

International Telecom. Revenues within our International Telecom segment increased $3.9 million, or 4.3%, to $93.9 million from $90.0 million for the three months ended September 30, 2023 and 2022, respectively, as a result of growth in Mobility, Fixed, Carrier Services, and other communications services revenues. Network upgrades and expansions, increased marketing activities and improved customer care led to an increase in mobile subscribers and revenues. Fixed subscriber and revenue growth resulted from an increase in the number of homes passed by high-speed data solutions which allowed us to migrate legacy copper customers to more high-speed data services. In addition, our Carrier Services revenue increased slightly in some of our markets as a result of increased roaming revenues due to increased international travel in those markets and other communications services revenues increased as a result of certain project related revenue being recognized during the three months ended September 30, 2023.

Operating expenses within our International Telecom segment increased by $4.5 million, or 5.9%, to $81.1 million from $76.6 million for the three months ended September 30, 2023 and 2022, respectively. The increase was primarily the result of increases in retail and marketing personnel and program costs to support the expansion of our mobile and broadband customer bases and an increase in certain regulatory fees.

As a result, our International Telecom segment’s operating income decreased $0.6 million, or 4.5%, to $12.8 million from $13.4 million for the three months ended September 30, 2023 and 2022, respectively.

US Telecom. Revenue within our US Telecom segment increased by $5.0 million, or 5.4%, to $97.2 million from $92.2 million for the three months ended September 30, 2023 and 2022, respectively. Increases in revenues from business customers within our Alaska subsidiary and the impact of the Sacred Wind Transaction were partially offset by a reduction in construction revenue related to the FirstNet Transaction, a reduction in roaming revenue due to the restructuring of certain carrier contracts in our western United States operations, and a reduction in our wholesale long-distance service revenues.

Operating expenses within our US Telecom segment increased $2.6 million, or 2.8%, to $94.1 million from $91.5 million for the three months ended September 30, 2023 and 2022, respectively, as a result of increases in expenses being incurred to support the increased revenues within our Alaska operations and the impact of the Sacred Wind Transaction partially offset by the decreases in FirstNet construction costs and in costs related to our wholesale long-distance business as a result of its decrease in revenues.

As a result of the above, our US Telecom segment’s operating income increased by $2.3 million to $3.0 million from income of $0.7 million for the three months ended September 30, 2023 and 2022, respectively.

The following represents a year over year discussion and analysis of our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
REVENUE:
Communication services	$184,601	$173,977	$10,624	6.1%
Construction	2,038	3,332	(1,294)	(38.8)
Other	4,397	4,904	(507)	(10.3)
Total revenue	191,036	182,213	8,823	4.8
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communications services and other	80,367	78,949	1,418	1.8
Cost of construction revenue	2,031	3,321	(1,290)	(38.8)
Selling, general and administrative	60,792	56,387	4,405	7.8
Stock-based compensation	1,956	1,669	287	17.2
Transaction-related charges	45	3,416	(3,371)	(98.7)
Restructuring charges	1,383	—	1,383	100.0
Depreciation and amortization	34,370	33,312	1,058	3.2
Amortization of intangibles from acquisitions	3,124	3,236	(112)	(3.5)
(Gain) Loss on disposition of long-lived assets	132	484	(352)	(72.7)
Total operating expenses	184,200	180,774	3,426	1.9
Income from operations	6,836	1,439	5,397	375.1
OTHER INCOME (EXPENSE):
Interest income	136	38	98	257.9
Interest expense	(11,445)	(5,513)	(5,932)	107.6
Other income	213	1,904	(1,691)	(88.8)
Other income (expense), net	(11,096)	(3,571)	(7,525)	210.7
LOSS BEFORE INCOME TAXES	(4,260)	(2,132)	(2,128)	99.8
Income tax benefit	(542)	(360)	(182)	50.6
NET LOSS	(3,718)	(1,772)	(1,946)	109.8
Net (income) loss attributable to noncontrolling interests, net of tax:	134	(1,011)	1,145	(113.3)
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(3,584)	$(2,783)	$(801)	28.8%

Communications Services Revenue

Mobility Revenue. Our Mobility revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing retail mobile voice and data services over our wireless networks as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our retail subscribers.

Mobility revenue decreased by $0.1 million, or 0.3%, to $28.7 million for the three months ended September 30, 2023 from $28.8 million for the three months ended September 30, 2022. Mobility revenue from both business and consumer customers for the three months ended September 30, 2023 declined slightly as compared to the three months ended September 30, 2022.

The decrease in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $1.3 million, or 4.9%, to $27.8 million for the three months ended September 30, 2023 from $26.5 million for the three months ended September 30, 2022. The increase in Mobility revenue within this segment was recognized in all of our international markets and was attributable to an increase in revenue from consumers as a result of improved customer care, marketing strategies and network upgrades and expansions which led to an increase in subscribers.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $1.5 million, or 62.5%, to $0.9 million from $2.4 million for the three months ended September 30, 2023 and 2022, respectively. Substantially all of the decrease related to a decrease in consumer subscribers within our retail operations.

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

Fixed revenue increased by $8.1 million, or 7.4%, to $118.3 million from $110.2 million for the three months ended September 30, 2023 and 2022, respectively. Of this increase, $2.6 million and $5.5 million relate to increases in revenue from business and consumer customers, respectively. The increase in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue increased by $1.4 million, or 2.4%, to $60.0 million from $58.6 million for the three months ended September 30, 2023 and 2022, respectively. Network upgrades and expansions, increased marketing activities and improved customer care led to an increase in fixed subscribers and revenues. Fixed subscriber growth resulted from an increase in the number of homes passed by high-speed data solutions which allowed us to migrate legacy copper customers to more high-speed data services.

●	US Telecom. Fixed revenue within our US Telecom segment increased by $6.6 million, or 12.8%, to $58.3 million from $51.7 million for the three months ended September 30, 2023 and 2022, respectively. This increase was primarily related to an increase in revenue from business customers and Covid-19 related

Emergency Connectivity Fund revenue in Alaska, the revenue impact of the Sacred Wind Transaction, and increases from our western United States operations.

Fixed revenue within our International Telecom segment may continue to increase as a result of an increase in demand for broadband and other data services from consumers, businesses and government, driven by such trends as the popularity of video and audio streaming, demand for cloud services and smart home, business and city solutions as well as macro-economic and population growth in places like the Cayman Islands and Guyana. However, such increases may be offset by a decrease in demand for our video services due to subscribers using alternative methods to receive video content.

Within our US Telecom segment, Fixed revenue is expected to decrease as the Covid-19 related Emergency Connectivity Fund programs cease in Alaska. These decreases are expected to be partially offset by increases in other enterprise revenue in Alaska and our western United States operations, including the impact of the Sacred Wind Transaction, as we further deploy broadband access to both consumers and businesses.

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

Carrier Services revenue increased by $1.2 million, or 3.5%, to $35.8 million from $34.6 million for the three months ended September 30, 2023 and 2022, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $0.2 million, or 6.3%, to $3.4 million from $3.2 million for the three months ended September 30, 2023 and 2022, respectively, as a result of an increase in roaming revenues due to increased international travel.

●	US Telecom. Carrier Services revenue within our US Telecom segment increased by $0.9 million, or 2.9%, to $32.3 million from $31.4 million, for the three months ended September 30, 2023 and 2022, respectively, primarily driven by the Sacred Wind Transaction and an increase in these revenues from our Alaska operations. Partially offsetting these increases was a decline in revenue from our wholesale long-distance voice services business.

Within our International Telecom segment, Carrier Services revenue may continue to increase if international travel continues to increase. However, within our International Telecom segment, Carrier Services revenue from our international long distance business in Guyana may decrease as consumers seek to use alternative technology services to place long-distance calls.

Within our US Telecom segment, Carrier Services revenue may increase as a result of recent carrier service management contracts and expected growth in offered services.

Other Communications Services Revenue. Other Communications Services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers. Other Communications Services revenue increased to $1.8 million from $0.3 million for the three months ended September 30, 2023 and 2022, respectively, as a result of certain project-related revenue being recognized during the three months ended September 30, 2023.

We expect that other communications services revenue will decline to previously reported levels as the project-related revenue, reported during the three months ended September 30, 2023, is not expected to continue.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended September 30, 2023 and 2022, Construction revenue decreased to $2.0 million from $3.3 million, respectively, as a result of a decrease in the number of sites completed during 2023 as compared to 2022. We expect to substantially complete the build by the end of 2024 with the remainder to be completed in early 2025.

Other Revenue

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services. Managed Services revenue decreased by $0.5 million, or 10.2%, to $4.4 million from $4.9 million for the three months ended September 30, 2023 and 2022, respectively.

International Telecom. Managed Services revenue in our International Telecom segment remained consistent at $1.4 million for the three months ended September 30, 2023 and 2022.

US Telecom. Within our US Telecom segment, Managed Services revenue decreased $0.5 million, or 14.3%, to $3.0 million from $3.5 million for the three months ended September 30, 2023 and 2022, respectively.

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

Cost of communication services and other increased by $1.5 million, or 1.9%, to $80.4 million from $78.9 million for the three months ended September 30, 2023 and 2022, respectively. The increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other increased by $1.8 million, or 5.1%, to $37.4 million from $35.6 million, for the three months ended September 30, 2023 and 2022, respectively. This increase was the result of an increase in regulatory costs in certain markets partially offset by decreases in equipment expenses.

●	US Telecom. Cost of communication services and other within our US Telecom segment remained consistent at $43.3 million for the three months ended September 30, 2023 and 2022. Increases in these costs within our Alaska operations to support revenue growth and the Emergency Connectivity Fund revenue as well as the impact of the Sacred Wind Transaction were offset by reductions in our wholesale long-distance voice services business as a result of decreases in that operation’s revenues.

Cost of communication services in both our International and US Telecom segments may increase in connection with our expected increase in fixed revenue and as a result of continued inflationary pressure.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. During the three months ended September 30, 2023 and 2022, cost of construction revenue decreased to $2.0 million from $3.3 million as a result of a decrease in the number of sites completed during 2023 as compared to 2022. We expect to substantially complete the build by the end of 2024 with the remainder to be completed in early 2025.

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

Selling, general and administrative expenses increased by $4.4 million, or 7.8%, to $60.8 million from $56.4 million for the three months ended September 30, 2023 and 2022, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $2.5 million, or 9.4%, to $29.0 million from $26.5 million for the three months ended September 30, 2023 and 2022, respectively. This increase was incurred within all of our international markets primarily as a result of an increase in our sales and marketing costs needed to support the expansion of our subscriber base, as well as increased professional fees.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $1.5 million, or 6.4%, to $25.0 million from $23.5 million, for the three months ended September 30, 2023 and 2022, respectively. This increase was primarily related to expenses to support the operations from the Sacred Wind Transaction and an increase in these costs within our Alaska operations which helped drive the increase in that operation’s revenues.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $0.5 million, or 7.8%, to $6.9 million from $6.4 million, for the three months ended September 30, 2023 and 2022, respectively, as a result of an increase in professional fees incurred.

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

Stock-based compensation. Stock-based compensation represents a non-cash expense related to the amortization of grants of equity awards to employees and directors.

Stock-based compensation for the three months ended September 30, 2023 and 2022 was $2.0 million and $1.7 million, respectively.

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

We incurred a nominal amount and $3.4 million of transaction-related charges during the three months ended September 30, 2023 and 2022, respectively.

Restructuring expenses. In order to reduce our US Telecom’s cost structure to an optimal level needed to support the segment’s operations going forward, we incurred certain network termination and reduction in force costs totaling $1.4 million during the three months ended September 30, 2023.

We expect to incur additional restructuring expenses within our US Telecom segment during the fourth quarter of 2023 but do not anticipate any further restructuring costs in subsequent periods.

 Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses increased by $1.1 million, or 3.3%, to $34.4 million from $33.3 million for the three months ended September 30, 2023 and 2022, respectively. The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $0.3 million, or 2.1%, to $14.4 million from $14.1 million, for the three months ended September 30, 2023 and 2022, respectively, as a result of certain assets becoming fully depreciated in recent periods.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $1.1 million, or 6.0%, to $19.4 million from $18.3 million, for the three months ended September 30, 2023 and 2022, respectively, primarily as a result of the impact of the Sacred Wind Transaction, which was completed in November 2022, and the depreciation expense recorded on recent capital expenditures.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $0.2 million, or 33.3%, to $0.6 million from $0.8 million, for the three months ended September 30, 2023 and 2022, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

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

Amortization of intangibles from acquisitions decreased by $0.1 million to $3.1 million from $3.2 million for the three months ended September 30, 2023 and 2022, respectively.

We expect that amortization of intangibles from acquisitions will decrease as such costs continue to amortize.

Loss on disposition of long-lived assets.   During the three months ended September 30, 2023, we recorded a loss on the disposition of long-lived assets of $0.2 million within our US Telecom segment.

During the three months ended September 30, 2022, we recorded a $0.5 million loss on the disposal of certain assets, primarily within our Renewable Energy segment, related to the final settlement of the Vibrant Transaction.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances. Interest income was a nominal amount for both the three months ended September 30, 2023 and 2022.

Interest expense.   We incur interest expense on the 2023 CoBank Credit Facility, the Alaska Credit and Term Facilities, the Viya Debt, the One Communications Debt and the Receivables Credit Facility. Interest expense for the three months ended September 30, 2023 also includes interest expense on the Sacred Wind Term Debt and the GTT Credit Facilities (each as defined below). Previously, we also incurred interest expense on the One Communications Debt, which matured on December 22, 2022. In addition, interest expense includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense increased to $11.4 million from $5.5 million for the three months ended September 30, 2023 and 2022, respectively, as additional interest expense was incurred as a result an increase in borrowings under our credit facilities, the inclusion of Sacred Wind Term Debt and the GTT Credit Facilities in 2023, and an increase in interest rates on all floating-rate borrowings.

Interest expense may increase in future periods as a result of increased interest rates and borrowings.

Other income (expenses).   For the three months ended September 30, 2023, other income (expenses) was $0.2 million of income primarily related to gains from our noncontrolling investments.

For the three months ended September 30, 2022, other income (expenses) was $1.9 million of income primarily related to gains from our noncontrolling investments partially offset by losses on foreign currency transactions.

Income taxes. Our effective tax rate for the three months ended September 30, 2023 and 2022 was 12.7% and 16.9 % respectively.

We recorded an income tax benefit of $0.5 million in relation to a pre-tax loss of $4.3 million for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2023 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including $0.7 million expense for interest on unrecognized tax positions.

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

Net (income) loss attributable to noncontrolling interests, net of tax.  Net loss attributable to noncontrolling interests, net of tax reflected an allocation of $0.1 million of losses and $1.0 million of income generated by our less than wholly owned subsidiaries for the three months ended September 30, 2023 and 2022, respectively. Changes in net income attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net (income) loss attributable to noncontrolling interests, net of tax decreased by $0.6 million, or 25.0%, to an allocation of $1.8 million of income from an allocation of $2.4 million of income for the three months ended September 30, 2023 and 2022, respectively, primarily as a result of decreased profitability at certain less than wholly owned subsidiaries within this segment.

●	US Telecom. Within our US Telecom segment, net loss attributable to noncontrolling interests, net of tax increased by $0.5 million, or 35.7%, to an allocation of losses of $1.9 million from an allocation of losses of $1.4 million for the three months ended September 30, 2023 and 2022, respectively, as a result of increased losses at our less than wholly owned subsidiaries within this segment.

 Net loss attributable to ATN International, Inc. stockholders. Net loss attributable to ATN International, Inc. stockholders was $3.6 million for the three months ended September 30, 2023 as compared to $2.8 million for the three months ended September 30, 2022.

On a per share basis, net loss was $0.31 per share for the three months ended September 30, 2023 as compared to $0.25 per share for the three months ended September 30, 2022. Such per share amounts were negatively impacted by accrued preferred dividends of $1.3 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively.

Selected Segment Financial Information

The following represents selected segment information for the nine months ended September 30, 2023 and 2022 (in thousands):

For the Nine Months Ended September 30, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$11,484	$415	$—	$11,899
Mobility - Consumer	69,270	2,666	—	71,936
Total Mobility	80,754	3,081	—	83,835
Fixed - Business	52,602	107,494	—	160,096
Fixed - Consumer	125,944	67,852	—	193,796
Total Fixed	178,546	175,346	—	353,892
Carrier Services	11,011	95,978	—	106,989
Other	2,084	684	—	2,768
Total Communication Services Revenue	272,395	275,089	—	547,484
Construction	—	3,648	—	3,648
Other
Managed Services	3,872	8,246	—	12,118
Total Other Revenue	3,872	8,246	—	12,118
Total Revenue	276,267	286,983	—	563,250

Operating income (loss)	41,177	(3,719)	(27,547)	9,911

For the Nine Months Ended September 30, 2022

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$10,997	$973	$—	$11,970
Mobility - Consumer	64,025	5,063	—	69,088
Total Mobility	75,022	6,036	—	81,058
Fixed - Business	52,827	91,521	—	144,348
Fixed - Consumer	122,435	57,279	—	179,714
Total Fixed	175,262	148,800	—	324,062
Carrier Services	10,042	96,102	—	106,144
Other	1,051	—	—	1,051
Total Communication Services Revenue	261,377	250,938	—	512,315
Construction	—	8,615	—	8,615
Other
Managed Services	3,820	8,980	—	12,800
Total Other Revenue	3,820	8,980	—	12,800
Total Revenue	265,197	268,533	—	533,730

Operating income (loss)	36,889	(4,199)	(29,418)	3,272

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments.

A comparison of our segment results for the nine months ended September 30, 2023, and 2022 is as follows:

International Telecom. Revenues within our International Telecom segment increased $11.1 million, or 4.2%, to $276.3 million from $265.2 million for the nine months ended September 30, 2023 and 2022, respectively, as a result of improved customer care, marketing strategies and network upgrades and expansions which led to an increase in mobile subscribers and equipment sales as well as fixed subscriber growth including an increase in the number of homes passed by high-speed data solutions which allowed us to migrate many legacy copper customers to more durable fiber services.  In addition, we recognized growth in Carrier Services revenue as a result of increased roaming revenues due to an increase in international travel in some of our markets.

Operating expenses within our International Telecom segment increased by $6.8 million, or 3.0%, to $235.1 million from $228.3 million for the nine months ended September 30, 2023 and 2022, respectively.  The increase was primarily the result of increases in retail and marketing personnel and program costs to support the expansion of our mobile and broadband customer bases and in certain regulatory fees.

As a result, our International Telecom segment’s operating income increased $4.3 million, or 11.7%, to $41.2 million from $36.9 million for the nine months ended September 30, 2023 and 2022, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $18.5 million, or 6.9%, to $287.0 million from $268.5 million for the nine months ended September 30, 2023 and 2022, respectively.  Increases in revenue from business customers within our Alaska subsidiary and the impact of the Sacred Wind Transaction were partially offset by a reduction in construction revenue related to the FirstNet Transaction, reduction in roaming revenue due to the restructuring of certain carrier contracts in our western United States operations, and a reduction in our international long-distance service revenues.

Operating expenses within our US Telecom segment increased $18.0 million, or 6.6%, to $290.7 million from $272.7 million for the nine months ended September 30, 2023 and 2022, respectively, as a result of increases in expenses being incurred to support the increased revenues within our Alaska operations and the impact of the Sacred Wind Transaction partially offset by the decrease in FirstNet construction costs as fewer sites were completed in 2023 as compared to 2022 and a reduction in costs related to our wholesale long-distance business as a result of its decrease in revenues.

As a result of the above, our US Telecom segment’s operating loss decreased by $0.5 million, or 11.9%, to a loss of $3.7 million from a loss of $4.2 million for the nine months ended September 30, 2023 and 2022, respectively.

The following represents a year over year discussion and analysis of our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)

REVENUE:
Communication services	$547,484	$512,315	$35,169	6.9%
Construction	3,648	8,615	(4,967)	(57.7)
Other	12,118	12,800	(682)	(5.3)
Total revenue	563,250	533,730	29,520	5.5
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	237,125	229,821	7,304	3.2
Cost of construction revenue	3,635	8,640	(5,005)	(57.9)
Selling, general and administrative	184,055	167,879	16,176	9.6
Stock-based compensation	6,473	5,696	777	13.6
Transaction-related charges	496	4,381	(3,885)	(88.7)
Restructuring charges	4,640	—	4,640	100.0
Depreciation and amortization	106,991	100,421	6,570	6.5
Amortization of intangibles from acquisitions	9,514	9,744	(230)	(2.4)
Loss on disposition of long-lived assets	410	3,876	(3,466)	(89.4)
Total operating expenses	553,339	530,458	22,881	4.3
Income (loss) from operations	9,911	3,272	6,639	202.9
OTHER INCOME (EXPENSE):
Interest income	362	41	321	782.9
Interest expense	(30,700)	(13,107)	(17,593)	134.2
Other income	2,623	3,379	(756)	(22.4)
Other expense, net	(27,715)	(9,687)	(18,028)	186.1
INCOME (LOSS) BEFORE INCOME TAXES	(17,804)	(6,415)	(11,389)	177.5
Income tax benefit	(6,369)	(1,378)	(4,991)	362.2
NET INCOME (LOSS)	(11,435)	(5,037)	(6,398)	127.0
Net (income) loss attributable to noncontrolling interests, net of tax:	2,733	782	1,951	249.5
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(8,702)	$(4,255)	$(4,447)	104.5%

Communications Services Revenue

Mobility Revenue. Mobility revenue increased by $2.7 million, or 3.3%, to $83.8 million for the nine months ended September 30, 2023 from $81.1 million for the nine months ended September 30, 2022. Of this increase, Mobility revenue from consumer customers increased by $2.8 million, partially offset by a reduction in Mobility revenue from business customers of $0.1million.

The increase in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $5.8 million, or 7.7%, to $80.8 million for the nine months ended September 30, 2023 from $75.0 million for the nine months ended September 30, 2022. The increase in Mobility revenue within this segment was recognized in all of our international markets and was attributable to an increase in revenue from consumers as a result of improved retail and marketing strategies which led to an increase in subscribers and in equipment sales.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $2.9 million, or 48.3%, to $3.1 million from $6.0 million for the nine months ended September 30, 2023 and 2022, respectively. Substantially all of the decrease related to a decrease in revenue from consumers within our retail operations due to a decrease in subscribers as we continue to put more emphasis on other revenue sources within this segment.

Fixed Revenue. Fixed revenue increased by $29.8 million, or 9.2%, to $353.9 million from $324.1 million for the nine months ended September 30, 2023 and 2022, respectively. Of this increase, $15.7 million and $14.1 million relate to increases in revenue from business and consumer customers, respectively. The increase in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue increased by $3.2 million, or 1.8%, to $178.5 million from $175.3 million for the nine months ended September 30, 2023 and 2022, respectively. This increase was a result of improved customer care, marketing strategies and network upgrades and expansions which led to an increase in subscribers and the number of homes passed by high-speed data solutions which allowed us to migrate many legacy copper customers to more durable fiber services.

●	US Telecom. Fixed revenue within our US Telecom segment increased by $26.5 million, or 17.8%, to $175.3 million from $148.8 million for the nine months ended September 30, 2023 and 2022, respectively. This increase was primarily related to an increase in revenue from business customers in Alaska and the revenue impact of the Sacred Wind Transaction.

Carrier Services Revenue. Carrier Services revenue increased by $0.9 million, or 0.8%, to $107.0 million from $106.1 million for the nine months ended September 30, 2023 and 2022, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $1.0 million, or 10.0%, to $11.0 million, from $10.0 million for the nine months ended September 30, 2023 and 2022, respectively, as a result of an increase in international travel that resulted in an increase in roaming revenues.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $0.1 million, or 0.1%, to $96.0 million from $96.1 million, for the nine months ended September 30, 2023 and 2022, respectively. This decrease reflects an increase from the Sacred Wind Transaction and an increase in these revenues from our Alaska operations, which were offset by a decline in revenue from our wholesale long-distance voice services business.

Other Communications Services Revenue. Other Communications Services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers. Other Communications Services revenue increased to $2.1 million from $1.1 million for the nine months ended September 30, 2023 and 2022, respectively, as a result of certain project-related revenue being recognized during the three months ended September 30, 2023.

Construction Revenue

During the nine months ended September 30, 2023 and 2022, Construction revenue decreased to $3.6 million from $8.6 million, respectively, as a result of a decrease in the number of sites completed during 2023 as compared to 2022.

Other Revenue

Managed Services Revenue. Managed Services revenue decreased by $0.7 million, or 5.5%, to $12.1 million from $12.8 million for the nine months ended September 30, 2023 and 2022, respectively.

International Telecom. Managed Services revenue in our International Telecom segment increased by $0.1, or 2.6%, to $3.9 million from $3.8 million for the nine months ended September 30, 2023 and 2022, respectively.

US Telecom. Within our US Telecom segment, Managed Services revenue decreased $0.8 million, or 8.9%, to $8.2 million from $9.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Operating Expenses

Cost of communication services and other. Cost of communication services and other increased by $7.3 million, or 3.2%, to $237.1 million from $229.8 million for the nine months ended September 30, 2023 and 2022, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other increased by $1.4 million, or 1.3%, to $106.1 million from $104.7 million, for the nine months ended September 30, 2023 and 2022, respectively. This increase was the result of increased regulatory costs in certain international markets partially offset by decreases in credit loss allowances and in equipment expenses.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $5.9 million, or 4.7%, to $131.7 million from $125.8 million for the nine months ended September 30, 2023 and 2022, respectively. Such increase was primarily related to an increase in direct costs in Alaska to support revenue growth and the impact of the Sacred Wind Transaction. These increases were partially offset by reductions in our wholesale long-distance voice services business as a result of decreases in that operation’s revenues.

Cost of construction revenue. During the nine months ended September 30, 2023 and 2022, cost of construction revenue decreased to $3.6 million from $8.6 million as a result of a decrease in the number of sites completed during 2023 as compared to 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $16.2 million, or 9.6%, to $184.1 million from $167.9 million for the nine months ended September 30, 2023 and 2022, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $7.0 million, or 9.0%, to $85.1 million from $78.1 million for the nine months ended September 30, 2023 and 2022, respectively. This increase was incurred within all of our international markets primarily as a result of an increase in our sales and marketing costs needed to support the expansion of our subscriber base, as well as in increase in professional fees.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $7.5 million, or 10.5%, to $79.2 million from $71.7 million, for the nine months ended September 30, 2023 and 2022, respectively. This increase was primarily related to expenses to support the operations from the Sacred Wind Transaction and an increase in sales and marketing efforts and administrative costs in our Alaska operations which helped drive the increase in that operation’s revenues.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $1.7 million, or 9.4%, to $19.7 million from $18.0 million, for the nine months ended September 30, 2023 and 2022, respectively, primarily related to the support needed for our recent acquisitions and expanded operations.

Stock-based compensation. Stock-based compensation for the nine months ended September 30, 2023 and 2022 was $6.5 million and $5.7 million, respectively.

Transaction-related charges.  We incurred $0.5 million and $4.4 million of transaction-related charges during the nine months ended September 30, 2023 and 2022, respectively.

Restructuring expenses.  In order to reduce our US Telecom’s cost structure to an optimal level needed to support the segment’s operations going forward, we incurred certain network termination and reduction in force costs totaling $4.6 million during the nine months ended September 30, 2023.

 Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $6.6 million, or 6.6%, to $107.0 million from $100.4 million for the nine months ended September 30, 2023 and 2022, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $0.5 million, or 1.2%, to $42.6 million from $43.1 million, for the nine months ended September 30, 2023 and 2022, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $7.8 million, or 14.3%, to $62.3 million from $54.5 million, for the nine months ended September 30, 2023 and 2022, respectively, primarily as a result of the impact of the Sacred Wind Transaction, which was completed in November 2022, and the depreciation expense recorded on recent capital expenditures.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $0.8 million, or 28.6%, to $2.0 million from $2.8 million, for the nine months ended September 30, 2023 and 2022, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions decreased by $0.2 million to $9.5 million from $9.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Loss on disposition of long-lived assets.   During the nine months ended September 30, 2023, we recorded a loss on the disposition of long-lived assets of $0.4 million within our US Telecom segment.

During the nine months ended September 30, 2022, we recorded a loss on the disposition of long-lived assets of $3.9 million. Of this amount, $2.1 million was incurred in our US Telecom segment relating to the disposal of certain assets while $1.0 million was incurred in our International Telecom segment as a result of the modification of agreements for the use of other certain assets while the remaining amount pertains to the final settlement of the Vibrant Transaction within our Renewable Energy segment.

Interest income. Interest income was a nominal amount for both the nine months ended September 30, 2023 and 2022.

Interest expense.  Interest expense increased to $30.7 million from $13.1 million for the nine months ended September 30, 2023 and 2022, respectively, as additional interest expense was incurred as a result an increase in borrowings under our credit facilities, the inclusion of Sacred Wind Term Debt and the GTT Credit Facilities in 2023, as well as an increase in interest rates on all floating-rate borrowings.

Other income.   For the nine months ended September 30, 2023, other income was $2.6 million of income primarily related to gains from our noncontrolling investments.

For the nine months ended September 30, 2022, other income was $3.4 million of income primarily related to gains from our noncontrolling investments partially offset by increased expense associated with certain employee benefit plans and losses on foreign currency transactions.

Income taxes. Our effective tax rate for the nine months ended September 30, 2023 and 2022 was 35.8% and 21.5%, respectively.

We recorded an income tax benefit of $6.4 million in relation to a pretax loss of $17.8 million for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2023 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $4.0 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, and a $2.0 million expense for interest on unrecognized tax positions.

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

Net loss (income) attributable to noncontrolling interests, net of tax.  Net loss attributable to noncontrolling interests, net of tax reflected an allocation of losses of $2.7 million and $0.8 million generated by our less than wholly owned subsidiaries for the nine months ended September 30, 2023 and 2022, respectively. Changes in net loss attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net loss (income) attributable to noncontrolling interests, net of tax increased by $0.9 million, or 18.8%, to an allocation of $5.7 million of income from an allocation of $4.8 million of income for the nine months ended September 30, 2023 and 2022, respectively, primarily as a result of increased profitability at certain less than wholly owned subsidiaries within this segment.

●	US Telecom. Within our US Telecom segment, net loss attributable to noncontrolling interests, net of tax increased by $2.8 million, or 50.0%, to an allocation of losses of $8.4 million from an allocation of losses of $5.6 million for the nine months ended September 30, 2023 and 2022, respectively, as a result of increased losses at our less than wholly owned subsidiaries within this segment.

 Net loss attributable to ATN International, Inc. stockholders. Net loss attributable to ATN International, Inc. stockholders was $8.7 million for the nine months ended September 30, 2023 as compared to $4.3 million for the nine months ended September 30, 2022.

On a per diluted share basis, net loss was a loss of $0.80 per diluted share for the nine months ended September 30, 2023 as compared to a loss of $0.49 per diluted share for the nine months ended September 30, 2022. Such per share amounts were negatively impacted by accrued preferred dividends of $3.6 million and $3.5 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Total liquidity. As of September 30, 2023, we had approximately $73.1 million in cash, cash equivalents, and restricted cash as well as $146.9 million available under our 2023 CoBank Revolving Loan. Of the $73.1 million in cash, cash equivalents and restricted cash, $32.4 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $498.4 million of debt, net of unamortized deferred financing costs, as of September 30, 2023. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

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

Cash used in investing activities. Cash used in investing activities was $124.6 million and $94.6 million for the nine months ended September 30, 2023 and 2022, respectively. The net increase in cash used for investing activities of $30.0 million was primarily the result of an increase in capital expenditures of $26.9 million, which includes an increase in reimbursable capital expenditures under certain government programs of $10.2 million. Partially offsetting these cash usages was an increase of $13.4 million in government grants received for capital projects. In addition, cash used in investing activities for the nine months ended September 30, 2022 includes $15.7 million in proceeds from the sale of a strategic investment.

Cash provided by financing activities. Cash provided by financing activities increased by $35.7 million to $48.5 million from $12.8 million for the three months ended September 30, 2023 and 2022, respectively. This increase was primarily related to an increase in borrowings, net of repayments, under our credit facilities of $56.3 million and a $3.8 million reduction in cash used to repurchase non-controlling interests in certain less than wholly-owned subsidiaries. These increases in cash provided by financing activities were partially offset by an increase in share repurchases of $10.7 million, a reduction in borrowings, net of repayments, under our customer receivable credit facility of $9.4 million, cash paid for debt issuance costs of $3.7 million and a $1.9 million increase in dividends paid on our common stock.

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

For the nine months ended September 30, 2023 and 2022, we spent approximately $140.9 million and $114.0 million, respectively, on capital expenditures relating to our telecommunications networks and business support systems of which $14.3 million and $4.0 million, respectively, are reimbursable under various government programs. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Nine months ended September 30,	Telecom	Telecom	Other (1)	Consolidated
2023	$57,610	$83,291	$—	$140,901
2022	53,270	60,056	633	113,959
(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

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

Dividends.   For the nine months ended September 30, 2023, our Board of Directors declared $9.9 million of dividends to our stockholders which includes a $0.21 per share dividend declared on September 14, 2023 and paid on October 6, 2023. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”). We repurchased $11.7 million and $0.9 million of our common stock under the 2016 Repurchase Plan during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had $7.8 million authorized and available for share repurchases under the 2016 Repurchase Plan.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $89.5 million for the nine months ended September 30, 2023 as compared to $79.0 million for the nine months ended September 30, 2022. The increase of $10.5 million was primarily related to an increase in cash provided by operating assets and liabilities, primarily prepayments of expenses and other current assets of $16.8 million partially offset by a decrease in net income of $6.4 million.

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

The 2023 CoBank Term Loan must be repaid in quarterly principal payments in the amounts set forth below, with the outstanding principal balance maturing on July 13, 2029. The 2023 CoBank Revolving Loan may be repaid at any time on or prior to its maturity on July 13, 2028. All amounts outstanding under the 2023 CoBank Credit Facility will be due and payable upon the earlier of the maturity date or the acceleration of the loans and commitments upon an event of default.

2023 CoBank Term Loan Quarterly Payment Dates	2023 CoBank Term Loan Quarterly Repayments
December 31, 2023 – June 30, 2025	$812,500 (2.5% per annum)
September 30, 2025 – June 30, 2026	$1,625,000 (5% per annum)
September 30, 2026 – June 30, 2029	$2,437,500 (7.5% per annum)

Amounts borrowed under the 2023 CoBank Credit Facility bear interest at a rate equal to, at our option, either (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR) plus an applicable margin ranging between 2.00% to 3.75% for the 2023 CoBank Term Loan or 1.75% to 3.50% for Revolving Loans or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.75% for the Term Loan or 0.75% to 2.50% for the 2023 CoBank Revolving Loans. Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the one-month SOFR rate (ii) the federal funds effective rate (as defined in the 2023 CoBank Credit Agreement) plus 0.50% per annum; and (iii) the prime rate (as defined in the 2023 CoBank Credit Agreement). The applicable margin is determined based on the ratio (as further defined in the 2023 CoBank Credit Agreement) of our indebtedness to EBITDA. Under the terms of the 2023 CoBank Credit Agreement, the Company must also pay a fee ranging from 0.25% to 0.50% on the average daily unused portion of the 2023 CoBank Credit Facility over each calendar quarter.

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

We capitalized $4.0 million of fees associated with the 2023 CoBank Credit Facility which are being amortized over the life of the debt and $3.8 million were unamortized as of September 30, 2023.

We had $130.0 million outstanding under the 2023 CoBank Term Loan as of September 30, 2023. Under the 2023 CoBank Revolving Loan, we had $23.1 million outstanding and $146.9 million of availability as of September 30, 2023. There were no outstanding interest rate hedge agreements under the 2023 CoBank Credit Facility as of September 30, 2023 and we were in compliance with all financial covenants as of that date.

In October 2023, we entered a two year, forward starting 1-month floating to fixed SOFR interest rate swap agreement. The swap becomes effective on November 13, 2023 in a notional amount of $50.0 million, has a fixed SOFR rate of 4.896% and matures on November 13, 2025.

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

Letter of Credit Facility

On November 14, 2022, we entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of us and our subsidiaries. As of September 30, 2023, $31.6 million of Standby Letters of Credit had been issued under this agreement.

Alaska Credit Facility

On July 22, 2021, Alaska Communications entered into a Credit Agreement (the “Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a $35.0 million revolving facility (the “Alaska Revolving Facility”) and a $210.0 million initial term loan facility (the “Alaska Term Loan”).

On December 23, 2022, Alaska Communications entered into a First Amendment Agreement (the “ACS Amendment’). The ACS Amendment amends the Alaska Credit Facility to increase its Revolving Credit Commitment from $35.0 million to $75.0 million and Term Loan Commitment from $210.0 million to $230.0 million. As a part of the transaction, the Term Loan commitment was fully funded as the outstanding Revolving Credit Commitment balance was transferred.

As of September 30, 2023, Alaska Communications had drawn $25.0 million on its Revolving Credit Commitment and had $50.0 million available to draw. The Term Loan balance was $230.0 million and principal payments commence in the fourth quarter of 2023. Both facilities mature on July 22, 2026.

In addition to the above changes, the ACS Amendment replaced the calculation of interest from an applicable margin applied to LIBOR with the same applicable margin applied to the Secured Overnight Financing Rate (“SOFR”) plus a 10-basis point adjustment.

We capitalized $7.3 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $4.2 million were unamortized as of September 30, 2023.

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

Alaska Communication’s interest rate swap, which had been designated as a cash flow hedge with an interest rate of 1.6735%, expired on June 30, 2022. As of September 30, 2023, there are no outstanding interest rate hedge agreements associated with the Alaska Credit Facility. In November 2023, Alaska Communications entered two forward starting 1-month floating to fixed SOFR interest rate swap agreements. The total notional amount of the agreements is $200.0 million, with fixed SOFR rates of 4.8695% and 4.8980% and both agreements mature on November 7, 2025.

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

As of September 30, 2023, we had $6.4 million outstanding and no available borrowings under the Alaska Term Facility.

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

As of September 30, 2023, we had $45.3 million outstanding, of which $6.7 million was current, and $18.0 million of availability under the Receivables Credit Facility. We capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.5 million were unamortized as of September 30, 2023.

GTT Credit Facilities

On October 12, 2022, GTT received approval from Republic Bank (Guyana) Limited for a $2.9 million term facility and a $5.7 million overdraft facility (the “GTT Credit Facilities”) subject to the approval from the Minister of Finance at the Bank of Guyana that was received on March 31, 2023.

The GTT Credit Facilities are secured by real estate assets and carry a fixed interest rate of 7.5% which will be reviewed by the bank from time to time and subject to change at the bank’s discretion. The term facility is repayable over five years in equal monthly installments of principal and interest, commencing one month after funds are advanced. The overdraft facility will expire on October 31, 2024.

As of September 30, 2023, $3.5 million was outstanding under the overdraft facility and there were no outstanding amounts under the term facility.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2021. Sacred Wind submitted a corrective action plan to comply with the financial covenant as of December 31, 2025. On May 5, 2022, Sacred Wind’s corrective action plan was accepted by the RUS. As of September 30, 2023, we were in compliance with that corrective action plan.

As of September 30, 2023, $29.0 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.2 million was current and $25.8 million was long term.

The mortgage notes carry fixed interest rates ranging from 0.88% to 5.0%

Viya Debt

We, and certain of our subsidiaries, have entered into a $60.0 million loan agreement (the “Viya Debt”) with Rural Telephone Finance Cooperative (“RTFC”). The Viya Debt agreement contains customary representations, warranties, and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”). This covenant is tested on an annual basis at the end of each fiscal year. Interest is paid quarterly at a fixed rate of 4.0% per annum and principal repayment is not required until maturity on July 1, 2026. Prepayment of the Viya Debt may be subject to a fee under certain circumstances. The debt is secured by certain assets of our Viya subsidiaries and is guaranteed by us.

We paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the Viya Debt. The fee was recorded as a reduction to the Viya Debt carrying amount and is being amortized over the life of the loan.

As of September 30, 2023, $60.0 million of the Viya Debt remained outstanding and $0.3 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually, and we were in compliance with the Net Leverage Ratio as of December 31, 2022.

One Communications Debt

We had an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which matured and was repaid in full on December 22, 2022. This loan bore interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% per annum paid quarterly.

Debt Maturities

The table below summarizes the annual maturities of all of our debt facilities:

					Customer
	US	International	Corporate and	Total	Receivable
	Telecom	Telecom	Other	Debt	Credit Facility
2023 (excluding the nine months ended September 30, 2023)	$2,637	$3,481	$813	$6,931	$1,476
2024	16,536	—	3,250	19,786	6,787
2025	14,969	—	4,875	19,844	7,083
2026	238,469	60,000	8,125	306,594	7,393
2027	3,723	—	9,750	13,473	7,718
Thereafter	14,028	—	126,307	140,335	14,794
Total	290,362	63,481	153,120	506,963	45,251
Debt Discounts	(4,521)	(271)	(3,794)	(8,586)	(514)
Book Value	$285,841	$63,210	$149,326	$498,377	$44,737

Factors Affecting Sources of Liquidity

Internally generated funds. The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry.

Restrictions under Credit Facility.  Our 2023 CoBank Credit Facility contains customary representations, warranties and covenants, including covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the three months ended September 30, 2023 and 2022, we recorded $0.3 million and $0.2 million, respectively, of losses on foreign currency transactions. During the nine months ended September 30, 2023 and 2022, we recorded $0.9 million and $0.7 million, respectively, of losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

Inflation

Several of our markets have experienced an increase in operating costs, some of which we believe, is attributable to inflation. If inflation continues or worsens, it could negatively impact our Company by increasing our operating expenses. Inflation may lead to cost increases in multiple areas across our business, for example, rises in the prices of raw materials and manufactured goods, increased energy rates, as well as increased wage pressures and other expenses related to our employees. In particular, where we have agreed to undertake infrastructure build outs on a fixed budget for our carrier customers or by accepting government grants, inflation may result in build costs that exceed our original budget given the ongoing challenges experienced in procuring equipment and material due to global supply chain uncertainties. To the extent that we are unable to pass on these costs through increased prices, revised budget estimates, or offset them in other ways, they may impact our financial condition and cash flows.

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

Interest Rate Sensitivity. As of September 30, 2023, we had $281.6 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 100-basis-point change in the interest rates on our variable rate debt would result in a $2.8 million change in our annual interest expense.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loans within our credit facilities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  We have $7.8 million available to be repurchased under that plan as of September 30, 2023.

The following table reflects the repurchases by us of our common stock during the quarter ended September 30, 2023:

				(d)
				Maximum
				Number (or
			(c)	Approximate
		(b)	Total Number of	Dollar Value) of
	(a)	Average	Shares Purchased	Shares that May
	Total Number	Price	as Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
July 1, 2023 — July 31, 2023	56,962	$35.58	56,962	$10,596,728
August 1, 2023 — August 31, 2023	9,256	35.98	8,212	10,303,756
September 1, 2023 — September 30, 2023	75,705	33.45	75,705	7,771,292

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

While the Company does allow for its officers and directors to enter into trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1 with the Company’s prior approval, during the quarter ended September 30, 2023, none of the Company's directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits:

10.1

Credit Agreement, dated as of July 13, 2023 , among, ATN International, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Fifth Third Bank, N.A., MUFG Bank, Ltd. and the Guarantors party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-12593) filed on July 17, 2023.

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

ATN International, Inc.

Date: November 8, 2023	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: November 8, 2023	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer