Form 10-K
period 2023-12-31
ATN International, Inc.
filed 2024-03-15
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2023, was approximately $394 million based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market.

As of March 15, 2024, the registrant had 15,481,207 outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the impact of federal support program revenues; expectations regarding future revenue, operating income, EBITDA and capital expenditures; the competitive environment in our key markets, demand for our services and industry trends; expectations regarding litigation; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of our operations, including operating margins, revenues, capital expenditures, and the retention of and future growth of our subscriber base and ARPU; (2) our ability to replace and remove all prohibited mobile telecommunications equipment in our U.S. network on the timeframe and at the cost approved by the FCC; (3) our ability to satisfy the needs and demands of our major carrier customers; (4) government funding program availability and regulation of our businesses, which may impact our revenue, operating costs, and telecommunications licenses; (5) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (6) our ability to efficiently and cost-effectively upgrade our networks and information technology platforms to address rapid and significant technological changes in the telecommunications industry; (7) continued access to capital and credit markets on terms we deem favorable; (8) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (9) our ability to continue to cost-effectively service our debt to levels needed to fund our business  given rising interest rates; (10) our estimated plan with respect to material construction projects and the effect such progress will have on our financial results; (11) increased risk of political, geopolitical and other risks and opportunities facing our operations, including those resulting from the persistence of high inflation and other macroeconomic headwinds including increased costs and supply chain disruptions; (12) the loss of, or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (13) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals; (14) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage for these assets; and (15) increased competition.

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

References to dollars ($) refer to US dollars unless otherwise specifically indicated

PART I

ITEM 1.  BUSINESS

Strategy

We believe that access to reliable, high-quality communications services for data, voice and video is fundamental to the economic growth and well-being of every community and should be easy and ubiquitous. Our strategy is informed by our mission which is to digitally empower people and communities so that they can connect with the world and prosper.

We seek to do so by providing our customers with critical communication technologies that enable rural and remote communities to access reliable, high-speed broadband access through fiber or fiber-like services. These services are essential for allowing these communities to access such things as healthcare, education, and economic opportunities.

At the start of 2022, we launched a 3-year strategy to deploy capital into fiber and fiber-fed high-speed data solutions to increase our network reach and grow broadband subscribers. The key elements of our strategy are the following:

●	Glass & Steel™. We have been focused on building and owning advanced digital infrastructure to adapt to meet our customer connectivity needs. This investment period has been focused on advancing our carrier managed services business enabling us to utilize critical infrastructure while transitioning away from legacy wholesale services business.

●	First-to-Fiber. We pursue a “first-to-fiber” strategy targeting underbuilt or historically underserved markets to “close the digital divide” in our rural or remote markets. We use a variety of technologies to accomplish this while ensuring a viable return on our investment. In addition to deploying our own capital, we utilize federal, state, local or tribal government funding incentives and programs. As of December 31, 2023, we have approximately 768,900 homes passed by our broadband services, 214,400 broadband customers, and 11,655 fiber route miles.

●	Operational Efficiencies. We are focused on improving operational efficiencies to reduce operating costs and improve operating margins. This includes taking actions to rationalize legacy copper-based networks and optimizing our workforce in accordance with business needs. We see these efforts continuing in both of our segments.

●	Localized Operations. We believe that strong local management enhances our customer relationships and reduces risk. Our businesses typically have strong local brand identities that help them become leaders in the markets they serve. By maintaining these relationships and leveraging our management experience and operational, technical, and financial expertise with company-wide resources, we can assist these local management teams in further improving operations and growing their businesses.

●	Capital Allocation Strategy Designed for Long-Term Investor Return. We take a long-term view of our businesses, which we believe increases our chances of success and lowers risk. At the start of 2022, we launched a 3-year strategy to deploy capital in fiber and fiber-fed high-speed data solutions to increase our network reach and grow broadband subscribers. When evaluating investment opportunities, we seek out infrastructure-based services that result in steady, long-term cash flows. The durability of these businesses generates steady operating cash flows over extended periods of time that we seek to re-invest in our existing businesses, reduce our debt levels, and return to our investors through dividends or stock repurchases. We consider new investments, acquisitions and dispositions on a disciplined, return-on-investment basis.

Overview

We provide digital infrastructure and communications services in the United States, primarily in the western U.S., the Navajo Nation and Alaska, and internationally, including Bermuda and the Caribbean region. We focus on smaller markets, many of which are rural or remote, that have a growing demand for infrastructure investments. Through our operating subsidiaries, we primarily provide: (i) fixed and mobile telecommunications connectivity to residential, business and government customers, including a range of high-speed internet and data services, fixed and mobile wireless solutions, and video and voice services; and (ii) carrier communications services, such as communications tower facilities to large business and government customers, and terrestrial and submarine fiber optic transport.

About the Company

We are a leading provider of digital infrastructure and communications services with a focus on rural and remote markets in the United States, and internationally, including Bermuda and the Caribbean region.

We have developed significant operational expertise and resources that we use to augment our capabilities in our local markets. With this support, our operating subsidiaries are able to improve their quality of service with greater economies of scale and expertise than would typically be available in the size markets we operate in. We provide management, technical, financial, regulatory, and marketing services to our operating subsidiaries and typically receive a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. We also actively evaluate investment opportunities and other strategic transactions, both domestic and international, and generally look for those that we believe fit our profile of telecommunications businesses and have the potential to complement our “First-to-Fiber” and “Glass & Steel™” approach in markets while keeping a focus on generating excess operating cash flows over extended periods of time. We use the cash generated from our operations to maintain an appropriate ratio of debt and cash on hand and to re-invest in organic growth, to fund capital expenditures, to return cash to our stockholders through dividends or stock repurchases, and to make strategic investments or acquisitions.

For further information about our financial segments and geographical information about our operating revenues and assets, see Notes 1 and 14 to the Consolidated Financial Statements included in this Report.

As of December 31, 2023, we offered the following types of services to our customers:

●	Fixed Telecommunications Services. We provide fixed data and voice telecommunications services to business and consumer customers. These services include consumer broadband and high-speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. We deliver services to other telecommunications providers including the leasing of critical network infrastructure such as tower and transport facilities, wholesale roaming and long distance voice services, site maintenance and international long-distance services.

●	Mobile Telecommunications Services. We offer mobile communications services over our wireless networks and related equipment (such as handsets) to both business and consumer customers.

●	Managed Services. We provide information technology services such as network, application, infrastructure and hosting services to both our business and consumer customers to complement our fixed services in our existing markets.

Through December 31, 2023, we identified two operating segments to manage and review our operations and to facilitate investor presentations of our results. These operating segments are as follows:

●	US Telecom. In the United States, we offer fixed services, carrier services, and managed services to business customers and consumers in Alaska and the western United States. As of December 31, 2023 we provided mobility services to retail customers in the western United States.

●	International Telecom. In our international markets, we offer fixed services, mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served during 2023.

International Telecom			US Telecom
Services	Markets	Tradenames	Services	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT, Viya	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya	Carrier Services	United States	Alaska Communications, Commnet, Essextel, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT, Viya, Brava	Managed Services	United States	Alaska Communications, Choice

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

US Telecom Segment

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

In November 2022, we acquired all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), a rural telecommunications provider in New Mexico (the “Sacred Wind Transaction”). As part of the Sacred Wind Transaction, we paid a combination of cash and equity for Sacred Wind, resulting in the Sacred Wind stockholders becoming minority owners in the new business formed by combining Sacred Wind with our existing operations in the western United States, Commnet. Beginning on November 7, 2022, the results of the Sacred Wind Transaction are included in our US Telecom segment.

Revenues from our US Telecom segment were approximately 51% of our consolidated revenues for fiscal years 2023 and 2022.

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

We currently have roaming agreements with each of the three U.S. national wireless network carriers (AT&T, T-Mobile, and Verizon Wireless) along with several other wireless service providers. Other than these agreements with the national carriers, our standard roaming agreements are usually terminable within 90 days. While we continue to provide services pursuant to these roaming agreements, responding to changes in the business environment and customer needs, we have shifted our business focus away from traditional roaming and toward a network infrastructure model of carrier services further described below.

In the western United States, we are increasingly providing network infrastructure services as part of our expanded carrier services, such as tower leasing and transport facilities to our carrier partners, to supplement our historic revenue base. By the end of 2023, we have completed 88% of the build of AT&T’s network for the First Responder Network Authority (“FirstNet”). Ongoing, we are providing equipment and site maintenance and high-capacity transport from these FirstNet cell sites to AT&T’s core network for an initial term ending in 2031. In 2023, we signed our second major Carrier Managed Services (“CMS”) agreement with Verizon to build out a large network to support their customer base. We expect the Verizon build to be substantially complete by the end of 2024.

Sales and Marketing. Our wholesale transport customers are predominately communications carriers such as local exchange carriers, wireless carriers, internet service providers and interstate integrated providers. Our services are mainly sold through direct and inside sales. These business customers choose from our wide range of carrier service offerings to meet their needs.

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

In the western United States, we provide fiber and fixed wireless services to business customers such as schools, libraries, mine operators and state and local governments as well as residential customers. Through our Sacred Wind acquisition, our focus in the western United States is to continue to build-out our residential and commercial broadband services.

Network. In Alaska, we provide communications and IT solutions that connect Alaskans, as well as customers in the continental United States, to the world. This is based on an extensive facilities-based wireline telecommunications network in Alaska that we operate. We continually upgrade our network to provide higher levels of performance, higher bandwidth speeds, increased levels of security and additional value-added services to our customers. We operate significant terrestrial and submarine fiber miles which serve as the backbone of our network with a focus on reaching enterprise customers. Our networks are monitored for performance continuously in redundant monitoring centers to provide a high level of reliability and performance. Our network is extensive within Alaska’s urban areas and connects our largest markets, including Anchorage, Fairbanks and Juneau with each other and the contiguous states as well as many rural areas. Residential broadband customers are served in Alaska with copper-based DSL internet access, and in 2022 we began deploying fiber driven broadband service to certain markets. We continue to utilize fixed wireless technology over spectrum to reach even more customers, and we expanded our Multi-Dwelling Unit (“MDU”) offering utilizing fiber or fixed wireless backhaul.

We own and operate two undersea fiber optic cable systems, AKORN® and Northstar, that provide diverse routing from our Alaskan network to our facilities in Oregon and Washington designed to serve the critical communications requirements of our internal companies and the requirements of our external customers. These facilities provide survivable service to and from Alaska, with key monitoring and disaster recovery capabilities for our customers. We also have several ownership rights on other cables connecting Alaska to the continental United States. Our Network Operations Control Center is located in Hillsboro, Oregon and we have collocation facilities located in Portland, Oregon and Seattle, Washington.  Through our landing stations in Oregon, we also provide an at-the-ready landing point for other large fiber optic cables, and their operators, connecting the U.S. to networks in Asia and other parts of the world.

Our terrestrial fiber network on the North Slope of Alaska allows us to provide broadband solutions to the oil and gas sector and to advance our sales of managed IT services.  Rural healthcare, education and business customers are served by a satellite earth station network utilizing a combination of Geosynchronous Equatorial Orbit (“GEO”) and low earth orbit (“LEO”) satellite capacity. These satellite services are used to provide Internet and WAN backhaul connectivity to our customers.

In the western United States, we have deployed, and are working to deploy more, carrier-grade fiber optic networks strategically throughout our markets to continue to serve governmental, educational, healthcare, business, consumer and tribal customers in Arizona, Nevada, New Mexico and Utah. We are continuing to expand our capacity offerings with a focus on enhancing our owned and leased transport facilities. Expansion of our network anchored by new fiber deployments is facilitating a long-held vision for reducing reliance on limited capacity microwave backhaul and enabling new wholesale agreements with additional national and regional carriers for both lit and dark fiber services.

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

Our fixed services in the United States also face additional competitive pressure from the continued development and commercialization of LEO satellite technologies with the capacity for providing high-quality data services to our customers.

Mobility Services

Mobility Services. Historically, we offered mobile services to retail customers in certain rural markets already covered by our wholesale networks in the western United States. As we continue our transition to provide carrier services, we have made the decision to de-emphasize providing retail mobile services. We do not offer mobility services in Alaska.

In July 2022, we were approved to participate in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of communications equipment and services in their networks that has been deemed to pose a national security risk. Pursuant to the Replace and Remove Program, our eligible subsidiaries were initially allocated up to approximately $207 million to replace, remove and securely destroy such communications equipment and services in our networks in the western United States and in the US Virgin Islands, which represents approximately 40% of the funds we requested for such projects. The Replace and Remove Program requires each of these subsidiaries to complete the project no later than one year from receiving its initial disbursement. As of December 31, 2023, we have received approximately $18 million in reimbursements under the Replace and Remove Program. All of our participating subsidiaries must complete their projects in 2024, absent any extensions. See US Federal Regulation – FCC Replace and Remove Program.

Network and Operations. We provide wireless communications network products and services with owned and leased cellular, PCS, BRS, EBS, AWS, and Citizens Broadband Radio Services (“CBRS”) spectrum. Our networks are comprised of base stations and radio transceivers located on owned or leased towers and buildings, telecommunications switches and owned or leased transport facilities. We design and construct our network in a manner intended to provide high-quality service to substantially all types of compatible wireless devices.

The same network that we use for CMS currently provides services to retail customers, and those retail customers benefit from the route diversity, redundant equipment, ring topologies, battery backup and the use of emergency standby power that we have put in place to service our carrier customers. We operate high-capacity, carrier-class digital wireless switching systems that are capable of serving multiple markets through a mobile telephone switching office and centralized equipment used for network and data management that is located in high-availability facilities supported by multiple levels of power and network redundancy. Our systems are designed to incorporate Internet Protocol (IP) packet-based Ethernet technology, which allows for increased data capacity and a more efficient network. Interconnection between the mobile telephone switching office and the cell sites utilizes Ethernet technology over fiber or microwave links for virtually all of our sites.

Competition. Historically, the most significant competitive challenge we face in our U.S. wholesale wireless business is the extent to which our carrier customers choose not to roam on our networks or elect to build or acquire their own infrastructure in a market in which we operate, reducing or eliminating their need for our roaming services in those markets. We are addressing this competitive threat mainly by offering a managed carrier services solution to build and maintain base stations and provide backhaul between our sites and the carrier’s mobile telephone switching office, thereby delivering a native coverage experience to the carrier’s end-customers. While these solutions are similarly vulnerable to competitive overbuild, managed carrier services are offered under longer-term agreements providing us with a predictable source of revenue to support our operating costs.

International Telecom Segment

Our International Telecom segment generates mobility services, fixed services, carrier services, and managed services revenues in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands. Revenues from our International Telecom segment were approximately 49% of our consolidated revenues for fiscal years 2023 and 2022.

Fixed Services

High-speed data and related services. We offer high-speed broadband services to both residential and business customers in all our International Telecom markets. We provide a number of broadband internet plans with varying speeds to address different customer needs and price requirements in our various markets. As of December 31, 2023, we had approximately 157,000 broadband customers across our international markets and approximately 84% of those customers had access to high-speed networks.

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

Network. We offer our broadband services over our fiber-optic, copper and coaxial cable networks in our international markets. Where we have made investments to upgrade our network, we are actively working to migrate customers from legacy copper networks to either fiber or fixed wireless networks. All fixed access lines in our network are digitally switched from our switching centers in the US Virgin Islands, Bermuda, Cayman Islands and Guyana. Our switching centers in these markets enable dedicated monitoring of our network designed to ensure quality and reliable service to our customers.

In Bermuda and the US Virgin Islands, we deliver our services via a hybrid fiber coaxial (“HFC”) cable network and via fiber-optic network. In the Cayman Islands and Guyana, we also provide fixed services via fiber-optic network, DSL and FWA. These networks give us expanded internet access coverage within our International Telecom segment. We make efforts to construct our network with materials and routes redundancies that can withstand the climate of the regions, such as high winds.

Our international voice and data networks link with the rest of the world principally through our ownership and investments in undersea fiber-optic cables in the Caribbean and Atlantic regions. These cables are crucial arteries that supply access to communications services for islands and remote markets like the ones in which we operate.

Sales and Marketing. Our fixed services are sold through five main distribution channels: digital, company owned and operated retail/pop-up retail, authorized dealers and agents, direct sales, and inside sales. Business and residential customers are able to purchase any of our stand alone or bundled data, managed services, security services, and voice services through any of our above channels. We are seeking to grow and protect our existing business customer base through a simplified bundling approach that enhances our value proposition and brand position in our markets. During the 2023 year, we invested in a number of sales support resources to support subscriber growth.

Competition. We compete with a limited number of other providers, including Digicel, Liberty Latin America, and individual newer entrants in select markets, with respect to various services. We believe our breadth of services and regional strategy to strengthen and enhance our business offerings, provide us with a strong competitive position and the ability to win and retain an economically viable share of those markets.

Mobility

We provide mobile, data, and voice services to retail and business customers in Bermuda, Guyana and in the US Virgin Islands. We also provide roaming services for many of the largest US providers’ customers visiting these locations. As of December 31, 2023, we had approximately 409,000 mobile subscribers in our International Telecom segment.

Products and Services. A significant majority of our customers in our International Telecom segment subscribe to one of our prepaid plans, which require customers to purchase an amount of voice minutes, text messages or data prior to use. A smaller minority of customers subscribe to our postpaid plans that allow customers to select a plan with voice minutes, text messaging, a given amount of data and other features that recur on a monthly basis, and are billed at the end of the service period.

Network and Operations: We offer our mobility services over 4G (LTE) in all of our markets (other than in the Cayman Islands) with emerging 5G in all markets where we offer mobility services. We own and operate base stations on owned and leased sites throughout our international markets. Except for VoLTE, which has components in each market and leverages shared components in Miami and Denver, all of our mobile networks have their core supporting facilities in the home network in the US Virgin Islands, Bermuda and Guyana. Our local Network Operations Centers (“NOCs”) provide dedicated monitoring of our networks and are designed to ensure that we have continuous monitoring of all our wireless and wireline facilities.

The transport networks in all the markets are primarily fiber based with route diversity provided by the deployment of fiber rings where possible and supplemental microwave deployments. The vast majority of the networks are IP based utilizing MPLS for redundancy to provide high availability networks. Standby power is provided by back up battery and generators. As part of our three-year investment strategy, we have been making upgrades designed to enhance the resiliency of our network. We have standardized business continuity and disaster recovery plans and engage in regular reviews and testing of those plans throughout the markets. Connection between these markets and the rest of the world is principally through subsea fiber networks described in our “International Telecom – Fixed Services – Network” section above.

Sales and Marketing. We provide mobile services, mobile connectivity devices and account management through five main distribution channels: digital, Company owned retail/pop-up retail, authorized dealers/agents, direct sales, and inside sales. Business and residential customers are able to purchase any of our services, Prepaid Mobile, Postpaid Mobile, and Mobile Data, through any of the above channels. Customers are also able to purchase devices, and accessories to enhance their services through these same channels. We offer a full suite of mobile devices and add on accessories similar to what is available in most other countries in the world. Our sales channels are strategically located throughout our service areas manned by trained, branded, and supported sales and service representatives.

Handsets and Accessories. We offer a diverse line of wireless devices and accessories designed to meet both the personal and professional needs of our customers. These devices support a variety of wireless connectivity technologies that are deployed across our various markets. Our device assortment includes a wide range of smartphones including those featuring the Android™ and iOS™ operating systems in addition to a full line of feature phones, wireless hot spots and various wireless solutions for small businesses. To complement our phone offerings, we sell a complete range of original equipment manufacturer and after-market accessories that allow our customers to personalize their wireless experience, including phone protection, battery charging solutions and Bluetooth hands-free kits.

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

Human Capital Resources

People and Culture

We know that our employees are our most valuable assets to realize our mission to digitally empower people and communities so they can connect with the world and prosper. We do this through meeting the everyday connectivity needs of rural and historically underserved communities. We developed the values listed below to reflect both our current culture and the values that we strive to embody to attract and maintain key talent. We endeavor to implement these values every day through employee engagement events, regular communication on company goals and milestones, and foster a connected and empowered workplace.

ATN Values	Description
Commitment	Operate for the Long-Term
Respect	Diversity of Viewpoint
Excellence	Smart and Determined Work
Accountability	Do What You Say
Thoughtfulness	Caring Behavior
Empowerment	Leaders at Every Level

ATN Workforce Overview

As of December 31, 2023, we had approximately 2,300 employees, of whom approximately 1,000 were employed in the United States (including the US Virgin Islands), and approximately 1,300 were employed by our international subsidiaries. At the holding company level, we employ our executive management team and staff. Approximately 24% of our total employee population are covered by contracts with various unions. Employees represented by unions are located in Alaska and all our international markets except for the Cayman Islands. Our collective bargaining agreement with the union in our US Virgin Islands operations expires in 2024 and we will be negotiating a new agreement. As of the end of 2023, we believe we have a good relationship with our unions.

Commitment to Local Management and Diversity of Viewpoint

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

Our annual employee engagement survey provides employees with the opportunity to share confidential feedback on what they believe has been working well and where they believe we can improve to better support our employees. Our focus areas for engagement include skills development and manager performance. Anonymous, aggregated results are shared with employees, and the results are used to drive our long-term action plans for how we can seek to continue to improve our work culture.

US Federal Regulation

At the federal level in the United States, we are regulated in large part by the FCC.  Our operations in the United States are subject to the Communications Act of 1934, as amended, including the Telecommunications Act of 1996 (“Communications Act”), and the FCC’s implementing regulations.

The FCC provides regulations that require certain disclosures or operational measures for both our fixed and wireless services. To date, that includes, but is not limited to:

●	Broadband Labels. The FCC requires broadband service providers to display “nutrition labels” at the point of sale, that disclose information about broadband prices, introductory rates, data allowances, broadband speeds, and latency.
●	Digital Discrimination. In November 2023, the FCC adopted rules prohibiting policies or practices that are not justified by genuine issues of technical or economic feasibility and that differentially impact consumers’ access to broadband Internet access service based on income level, race, ethnicity, color, religion, or national origin or are intended to have such differential impact.
●	Robocalls. The FCC has taken a series of steps to limit unwanted and illegal telephone calls, including restricting the use of automatic telephone dialing systems and artificial or prerecorded voice messages, requiring the implementation of STIR/SHAKEN caller ID authentication framework in the Internet Protocol (“IP”) portions of provider networks, establishing the Do-Not-Call registry in coordination with the Federal Trade Commission, and permitting voice service providers to block calls in certain circumstances.
●	Telecommunications Privacy Regulations. We are subject to federal regulations relating to privacy and data security that impact all parts of our business.
●	National Suicide Prevention Lifeline. The FCC requires that providers transmit all 988 calls to the toll free access number for the National Suicide Prevention Lifeline.
●	CALEA. We are required to provide law enforcement agencies with capacity and technical capabilities to support lawful wiretaps pursuant to the Communications Assistance for Law Enforcement Act.

Wireless Services

The FCC regulates, among other things, the licensed and unlicensed use of radio spectrum; the ownership, lease, transfer of control, and assignment of wireless licenses; the ongoing technical, operational, and service requirements applicable to such licenses; the timing, nature, and scope of network construction; the provision of certain services, such as enhanced 911 (“E-911”); and the interconnection of communications networks in the United States. Although some of these regulations apply to both our services to retail customers and our wholesale services to wireless carriers, many apply only to our retail services. As we reduce the markets in which we provide retail wireless services, the significance to our business of regulatory obligations applicable only to our retail services will diminish.

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

Most of our license grants are for a period of ten years and are renewable upon application to the FCC. License renewal applications may be denied if the FCC determines, after appropriate notice and hearing, that renewal would not serve the public interest, convenience, or necessity.  Where a license renewal is denied, the licensee loses authority to operate on the spectrum in those areas previously authorized by the license. While our license renewal applications have been regularly granted by the FCC in the past, there can be no assurance that all of our licenses will be renewed in the future. The FCC also may deny license applications and, in extreme cases, revoke licenses if it finds that an entity lacks the requisite qualifications to be a licensee. To our knowledge, there are no circumstances that would warrant such a finding by the FCC against us.

The FCC conditions spectrum licenses on the satisfaction of certain obligations to construct networks covering a specified geographic area or population by specific dates. These obligations vary depending on the licensed service. Failure to satisfy an applicable construction requirement can result in the assessment of fines and forfeitures by the FCC, a reduced license term, or automatic license cancellation. We are substantially in compliance with the applicable construction requirements that have arisen for the licenses we currently hold and expect to meet our future construction requirements as well.

Public Interest and Safety Obligations. The Communications Act and the FCC’s rules impose additional requirements upon wireless service providers. A failure to meet or maintain compliance with the Communications Act and/or the FCC’s rules may subject us to fines, forfeitures, penalties, or other sanctions. To our knowledge, we comply in all material respects with applicable FCC technical and reporting requirements.

The radio systems towers that we own and lease are subject to Federal Aviation Administration and FCC regulations that govern the location, marking, lighting, and construction of towers and are subject to the requirements of the National Environmental Policy Act, National Historic Preservation Act, and other environmental statutes enforced by the FCC. In addition, the FCC has also adopted guidelines and methods for evaluating human exposure to emissions of radiofrequency radiation from radio equipment. To our knowledge, all of our radio systems on towers that we own or lease comply in all material respects with these requirements, guidelines, and methods.

The FCC has adopted requirements for CMRS providers to promote access to reliable 911, hearing aid compatible devices, emergency alerting, and first responder communications. For example, wireless providers are obligated to transmit all 911 calls to a public safety answering point, as well as deploy and use increasingly accurate location information technologies. Federal law limits our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets. The FCC also has adopted obligations on wireless providers related to network reliability and resiliency and disaster management. Further, new FCC rules require CMRS providers to provide reasonable roaming during disasters to other providers’ subscribers when technically feasible and establish mutual aid arrangements with other providers, among other obligations. In addition, wireless providers must timely inform the FCC and local public safety entities about outages of network services that meet certain thresholds. Some of our subsidiaries have voluntarily elected to transmit Wireless Emergency Alerts from federal, state, and local emergency alert originators and, as a result, are required to meet certain technical and operational obligations established by the FCC. To our knowledge, we comply with such obligations currently applicable to our operations, and we devote resources necessary to meet these obligations and maintain network services.

We are obligated to pay certain annual regulatory fees and assessments to support FCC wireless industry regulation, as well as fees supporting federal universal service programs, number portability, regional database costs, centralized telephone numbering administration, telecommunications relay service for people who are deaf or hard of hearing, and application filing fees. These fees are subject to periodic change by the FCC and the manner in which carriers may recoup these fees from customers is subject to various restrictions. To our knowledge, we comply in all material respects with applicable FCC regulatory fee and assessment requirements.

Fixed Services

The FCC generally exercises jurisdiction over the interstate and international fixed wireline telecommunications services that we provide as a regulated common carrier. The Communications Act and regulations promulgated thereunder require, among other things, that we offer regulated interstate telecommunications common carrier services at just, reasonable, and non-discriminatory rates and terms. The Communications Act also requires us to offer competing carriers interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition.

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

Universal Service Support and Contributions

In general, all telecommunications providers are obligated to contribute to the Universal Service Fund (“USF”), which is used to promote the availability of qualifying telecommunications and broadband service to low-income households, households located in rural and high-cost areas, and to schools, libraries, and rural health care providers. We contribute to the USF and also receive various forms of USF support.  We are subject to audit by the Universal Service Administrative Company (“USAC”) with respect to our federal contributions and our receipts of universal service funding. To our knowledge, we comply in all material respects with applicable federal and state USF assessment and support requirements.

USF High-Cost Support. The FCC’s high-cost USF (or alternatives to former high cost USF) mechanisms promote the deployment and operation of voice and broadband networks in areas where high costs would otherwise undermine the availability of service to consumers, including in rural, insular, and remote areas. High-cost support mechanisms generally include explicit conditions to deploy broadband to new locations and provide service meeting specified standards.

We receive several forms of high-cost support, including but not limited to, as follows:

●	We receive state USF support in Alaska, which for the fiscal year ended December 31, 2023 was approximately $2.5 million;
●	We receive approximately $2.3 million annually in the western United States through December 31, 2031 as part of the Rural Digital Opportunity Fund Phase I (“RDOF”) auction, subject to the requirement to deploy voice and broadband service to areas covered by our winning bids within six years and to provide service in those areas for ten years;
●	We receive approximately $5.5 million annually in the US Virgin Islands through December 31, 2025, subject to the requirement to enhance network resiliency and operations in those markets; and
●	As part of the Enhanced Alternative Connect America Model funding available to our operations in the western United States, we are estimated to receive approximately $118 million over the next 15 years, through 2038, with approximately $9 million annually in the initial 6-year period before a gradual step down in funds. This funding is subject to a requirement to deploy voice and broadband service at speeds of 100/20 Mbps to all required locations by the end of calendar year 2028.

As of December 31, 2023, we believe we are in compliance with all of our construction and service obligations under these programs and we currently expect to comply in all material respects with our deployment and service requirements associated with such funding. If we fail to meet these obligations or require substantial additional capital expenditures to meet the obligations in a timely manner, our revenue, results of operations and liquidity may be materially adversely impacted. In 2023, the FCC initiated a proceeding to consider the future of high-cost support in Alaska. Some of the proposals in that proceeding could negatively affect Alaska Communications’ support, including proposals to eliminate support in areas served by an unsubsidized competitor or to require incumbent providers to compete for the receipt of support. At this time, we cannot predict the outcome of this proceeding.

Rural Health Care Universal Service Support Program. The FCC’s Rural Health Care Universal Service Support Mechanism (“RHC program”) provides funding to help make broadband telecommunications and Internet access services provided by us and other service providers affordable for eligible rural health care providers. We believe we are in compliance with the current RHC program rules. Nonetheless, the FCC recently sought comment on proposed changes to RHC program rules. We may be required to make changes to our rates should the FCC amend the program rules which may impact our revenue, results of operations, and liquidity.

Subsidies for Low-Income Customers. The FCC’s Lifeline support mechanism provides a subsidy to eligible low-income consumers against the cost of voice services, as well as broadband in CAF II locations and beginning January 1, 2022, the FCC established the Affordable Connectivity Program (“ACP”), which provides eligible low-income consumers and students with a monthly subsidy for the purchase of broadband Internet access service from service providers that elected to participate in the program, which we did. However, in January 2024, the FCC announced that, unless Congress authorizes additional funding, the ACP program will end in the second quarter of 2024, and directed ACP providers, including us, to start informing customers of the program’s termination in February 2024. Although we believe that we comply with the rules of these subsidy programs, we cannot predict whether the FCC will further modify its approach to using USF support to subsidize voice and broadband service to low-income consumers.

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

FCC Replace and Remove Program

The FCC prohibits the use of USF support to purchase or obtain any equipment or services produced or provided by certain companies determined to pose an unacceptable risk to US national security. The FCC also required eligible telecommunications carriers receiving USF support to replace and remove from their networks covered equipment and services and established the Replace and Remove program to allow certain providers to apply for reimbursement of certain costs reasonably incurred to permanently remove, replace, and dispose of such equipment and services.

Our participating operating subsidiaries, Commnet, NTUA Wireless, and Viya, have covered equipment or services in their networks and have received funding to participate in the Replace and Remove Program In July 2022, the FCC approved our eligible subsidiaries’ participation in the program but also announced that the total amount of approved costs appropriated by Congress amounted to only 40% of the total amount for which reimbursement was sought by all applicants and accordingly, awarded us only with approximately 40% of the total costs we requested for participation in and completion of the program. Congress is considering appropriating additional funding to meet the remaining 60% of the demand for reimbursement, but we cannot predict whether or when such additional funding will be allocated, or how much, if any, will be allocated.

The related funding appropriated by Congress amounted to only 40% of the total amount and accordingly, awarded us only with approximately 40% of the total costs we requested for participation in and completion of the program. Companies that were awarded funding must complete the removal, replacement, and disposal of Covered List equipment and services in their networks within a year of their initial funding disbursements. All of our participating subsidiaries have submitted requests for reimbursement and received their initial disbursements and are currently within their  one-year project completion deadlines. For a discussion of our risks in completing the project on the timeline and currently allocated budget, please see “We are reliant on government funding to execute on the FCC’s Replace and Remove program” in our Risk Factors.

Video Services

Video services systems are regulated by the FCC under the Communications Act. We provide video services in the US Virgin Islands. The FCC regulates our programming selection through local broadcast TV station mandatory carriage obligations, constraints on our retransmission consent negotiations with local broadcast TV stations, and limited regulation of our carriage negotiations with cable programming networks. The FCC and federal laws also impose rules governing, among other things, leased cable set-top boxes, our ability to collect and disclose subscribers’ personally identifiable information, access to inside wiring in multiple dwelling units, cable pole attachments, customer service and technical standards, and disability access requirements. Failure to comply with these regulations could subject us to penalties. To our knowledge, we comply in all material respects with currently applicable FCC video services requirements.

US State and Territorial Regulation

In addition to FCC regulation, we are subject to state and local regulation, such as environmental, zoning, land use and other regulations.

Alaska Regulation

Providers of intrastate wireline telecommunication services in Alaska are required to obtain a certificate of public convenience and necessity from the Regulatory Commission of Alaska (the “RCA”), which Alaska Communications holds. The RCA also adopts and administers various regulatory requirements applicable to certificate holders, although the scope of such regulations was materially reduced in 2019. We believe that Alaska Communications complies with these RCA requirements.

US Virgin Islands Regulation

Our wireline (i.e., voice, broadband internet, and cable video) operations in the US Virgin Islands are subject to the US Virgin Islands Public Utilities Code, pursuant to which the Virgin Islands Public Service Commission (“PSC”) regulates certain telecommunications and cable TV services that Viya provides in the US Virgin Islands.

Our video, internet, and wireless companies in the US Virgin Islands also receive tax benefits as qualifying participants in the US Virgin Islands’ Research & Technology Park (“RTPark”) program. These benefits resulted in tax exemptions of approximately $2.9 million during the year ended December 31, 2023. In order to qualify, we are required to pay monthly management fees of 0.4% of tenant company revenue, make annual charitable contributions to the University of the Virgin Islands, purchase products and services locally when feasible and provide in-kind services to RTPark.

Guyana Regulation

Our subsidiary, GTT Inc. (“GTT”), in which we hold an 80% interest, is subject to regulation in Guyana under the provisions of GTT’s License from the Government of Guyana, the Guyana Public Utilities Commission Act of 2016 as amended (or “PUC Law”) and the Guyana Telecommunications Act of 2016 (or “Telecommunications Law”). The Public Utilities Commission of Guyana (or “PUC”) is an independent statutory body with the principal responsibility for regulating telecommunications rates and services in Guyana. The Ministry of Telecommunications, of the Government of Guyana, has statutory authority over telecommunications licensing and related issues. The Telecommunications Agency (or “TA”) advises and makes recommendations to the Minister of Telecommunications, implements policy and has principal responsibility for operating licenses and frequency authorizations.

Licenses. GTT provides domestic fixed wireline and mobile as well as international voice and data services in Guyana pursuant to licenses from the Government of Guyana granting GTT the right to provide a variety of domestic fixed wireline and mobile and international voice and data services. These licenses were issued in October 2020.

On October 5, 2020, the Prime Minister of Guyana formally implemented telecommunications legislation previously passed by the Guyana Parliament in 2016 that introduces material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of creating a more competitive market. The regulations include new requirements for the market as a whole, that impact our operations, administrative reporting and services.  There can be no assurance that these regulations will be administered in such a way that does not lead to adverse impacts for GTT’s operational and financial performance.

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

Operational Risks

Cybersecurity breaches could have an adverse effect on our business.

We are highly dependent on our information technology (“IT”) systems for the operation of our network, our facilities, delivery of services to our customers and the compilation of our financial results. Failure of these IT systems, through cyberattacks, breaches of security, human error or otherwise, may cause disruptions to our operations. There can be no assurance that we will be able to successfully prevent a material security breach stemming from future cyberattacks or avoid major outages caused by such an attack or breach. Our inability to operate our network, facilities and back-office systems as a result of such events, even for a limited period of time, may result in significant expenses and impact the timely and accurate delivery of our services or other information. There has been an increase in ransomware attacks in recent years. Telecommunications providers, including vendors to providers, are increasingly being targeted by cyber criminals. These attacks are not always seeking data about their own business, but access to the data of market participants in potentially more lucrative industries. Disruptions in our networks and the unavailability of our services or our inability to efficiently and effectively complete necessary technology or systems upgrades, or conversions could lead to a loss of customers, damage to our reputation and violation of the terms of our licenses and contracts with customers. Additionally, breaches of security may lead to unauthorized access to our customer or employee information processed and stored in, and transmitted through, our IT systems. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks, including notification under data privacy laws and regulations, and we may be subject to litigation, regulatory penalties and financial losses. These failures could also lead to significant negative publicity.

We are reliant on government funding to execute on the FCC’s Replace and Remove program.

The FCC’s governmental restrictions on the procurement of equipment from certain vendors has resulted in a costly network replacement build in our western United States operations that is funded in part by the FCC’s Replace and Remove Program. In July 2022, the FCC approved our eligible subsidiaries’ participation in the program but also announced that the total amount of approved costs for which reimbursement was sought by all applicants was far in excess of the amount appropriated by Congress. Because demand for program support exceeded available funding, the FCC was required by statute to implement a prioritization scheme and allocate funding on an equal but prorated basis. Accordingly, per its rules, the FCC developed a pro-rata allocation factor of approximately 40%.  See US Federal Regulation – FCC Replace and Remove Program.

Congress is considering appropriating additional funding to meet the total demand for reimbursement, but we cannot predict whether or when such additional funding will be allocated, or how much, if any, will be allocated. Thus, we cannot predict whether there will be sufficient available funding to reimburse our subsidiaries for all of their approved costs in this context. Any shortfall in available funding could have an adverse impact on our ability to replace, remove, and dispose of covered equipment in satisfaction of our regulatory obligations, on our cash flows, or on our results of operations. Once funds are allocated, recipients can then draw down funds upon proof of actual expenses incurred by filing a request for the reimbursement of specific expenses. We cannot predict whether and to what extent the FCC or the administrator on which it relies to administer the reimbursement program will approve our subsidiaries’ requests for the specific reimbursement of costs. If we are not successful in receiving the amount of funds that is necessary to remove, replace, and dispose of equipment from restricted vendors or are unable to complete the removal, replacement, and disposal within the required timeframes, or have underestimated the cost of replacement, it could adversely impact our ability to operate, maintain or expand our domestic network infrastructure.

Companies that were awarded funding must complete the removal, replacement, and disposal of Covered List equipment and services in their networks within a year of their initial funding disbursements. All of our participating subsidiaries one-year project completion deadlines are in 2024. However, delays due to factors such as supply-chain issues, delayed approval of reimbursement requests, the underfunding of the program, and other external circumstances could prevent our subsidiaries from meeting these timelines. Under the FCC’s rules, program participants can seek extensions of their deadlines, or the FCC can grant a blanket extension for all participants. Because of the prevalence of Chinese vendor equipment in our US network, we believe meeting this time based requirement will be difficult without additional time to complete, especially if the FCC is unable to lessen or eliminate the shortfall in reimbursement funding.

We cannot predict whether and to what extent the fund administrator will approve our subsidiaries’ requests for the specific reimbursement of costs, whether we will obtain additional necessary extensions, or whether we can complete our participation in the program within the timelines set by the FCC.

Finally, there is a risk that the FCC may continue to enumerate requirements or change stated rules. For example, if the FCC were to add a new company to the Covered List of foreign companies whose telecommunications equipment are subject to usage restrictions that has provided a significant amount of equipment to our subsidiaries, we cannot predict how our business will be impacted or what sort of adverse consequences may result.

Inclement weather, changes in meteorological conditions and other natural disasters may materially disrupt our operations.

Many of the areas in which we operate have experienced severe weather conditions including hurricanes, tornadoes, blizzards, fires, damaging storms, floods and earthquakes. Such events may materially disrupt and adversely affect our business operations. Major hurricanes have hit the US Virgin Islands, Bermuda, and Cayman several times in the past decade, causing damage to our network and to the infrastructure on the islands. Guyana and Cayman have each suffered from severe rains and flooding in the past as well. In Alaska, our operations face earthquake, volcanic, fire and winter storm risk. These types of events can also cause major disruption and harm to the communities and markets we serve and where our employees live. This risk to our company is heightened by the fact that many of our service areas have limited emergency response assets and may be difficult to reach in an emergency situation which may delay service restoration in a critical time following a natural disaster or other disruptive event. In addition, the impacts of climate change may exacerbate the risk of significant damage in the areas in which we operate if the frequency or duration of more intense weather events increase. We cannot be sure that these types of events will not have an impact in the future or that we can procure insurance coverage against these types of severe weather and geological events under reasonable business terms and conditions, or that any insurance coverage we are able to maintain will fully fund the replacement of assets and adequately compensate us for all damage and economic losses resulting from natural catastrophes. In addition, it may take significant time to return to pre-disaster levels following any such meteorological or geological event. If we are unable to restore service on a timely and cost-effective basis, it could harm our reputation and have a material adverse effect on our business, financial condition or results of operations through continued loss of revenue and customer attrition to our competitors.

Our inability to recruit and retain experienced management and technical personnel could adversely affect our results of operations and our ability to maintain effective internal controls.

The success of our business depends on the ability of our executive officers and the officers of our operating units to develop and execute on our business plan, and to identify and pursue new opportunities and product innovations, as well as on our ability to attract and retain these officers and other highly qualified technical and management personnel. We believe that there is, and will continue to be, strong competition for qualified personnel in the communications industry and in our markets and we cannot be certain that we will be able to attract and retain the personnel necessary for the development of our business. The shift to remote work, precipitated by the COVID-19 pandemic, seems to have exacerbated that competition and may continue to impact the labor pool and labor costs in many of our markets. We have found that remote work creates added challenges and costs with respect to employee engagement and productivity. Nonetheless, as labor demands in certain key markets exceed the supply of eligible workers, we may increasingly need to rely on remote workers to fill open positions.

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

We are increasingly reliant on government funding which brings compliance obligations and a risk that a change in federal or state funding could materially and adversely impact the financial position and results of operations of certain of our subsidiaries.

We are increasingly focused on winning or obtaining government awards and funding. In the western United States, we are using government awards to both enable our expanded carrier service initiative and grow the footprint of our network. We receive federal and state universal service revenues to support our wireline operations in high-cost areas in Alaska, the US Virgin Islands, and in the western United States. We receive US government funding and awards from numerous other sources, including: ACP, E-rate, EACAM, RHC program, Tribal Broadband Connectivity, CAF II, and RDOF. Each government award or support imposes explicit conditions regarding operational requirements, timelines and deployment of service, and required reporting, each that require strict compliance. Administrative and operational expertise is required to meet the growing number of government award programs that we have been awarded. If we are unable to meet the terms of the awards, our funding may be subject to claw back in addition to other consequences.  There can be no assurance that we will continue to meet our myriad of government obligations in a capital-efficient manner. For example, under the USF, if we fail to meet our buildout and service obligations, or if we require substantial additional capital expenditures in order to meet the obligations under the timeline required, or if the relevant government agencies reduce funding availability, our revenue, results of operations, and liquidity may be materially adversely impacted. Finally, there is uncertainty regarding any future levels of these revenues, as the government may choose to decrease or cease funding certain programs. For example, the ACP program is currently slated to end in the second quarter of 2024. ACP funding subsidizes the cost of our broadband services for low-income consumers, so some of our customers may be unable to afford services after the end of this program and we may lose subscribers in our US markets. There can be no assurance that government support will continue at its current levels and decreases or loss in certain programs may have a materially adverse impact on our revenues.

Network outages could have an adverse effect on our business.

Network outages could have a material adverse effect on our business and can be caused by a myriad of incidents, including aging or faulty infrastructure, natural disasters, and third party outages, such as power loss. Risk for network outages increases with increased reliance on cloud-storage providers, which may themselves be subject to cybersecurity breaches, capacity limitations, software defects and more. In addition, much of our underlying physical infrastructure (particularly in Guyana and Alaska), including buildings, fleet vehicles and related systems and equipment, has been in service for an extended period of time. We may not be able to adequately fund the maintenance and replacement of this infrastructure on a basis timely enough to avoid material outages, or accurately predict equipment failure rates, or be able to locate replacement parts or spares to repair existing equipment due to its age. Any network outage could negatively impact our operations, including the provision of service to our customers, and could result in adverse effects to our financial condition and reputation. These outages could also lead to significant negative publicity.

We rely on a limited number of key suppliers and vendors for the timely supply of handsets, accessories, equipment and services relating to our network or facility infrastructure. Changes in import tax policy or trade relations, interruptions in our supply chain or increased commodity or supply chain costs could adversely affect our results of operations.

Like other companies globally, we continued to face major supply chain disruptions across our business in early 2023, which led to increased costs and delays. While supply chain reliability improved during 2023, we continue to monitor other supply chain risks such as inflationary trends, availability of materials and services based on the subsidized dollars available for telecommunications companies in the US.  We depend on a limited number of suppliers for equipment and services relating to our network infrastructure, mobile handset lineup, and our back-office IT systems infrastructure. If these suppliers experience interruptions or other problems delivering equipment to us on a timely basis, our subscriber or revenue growth and operating results could suffer significantly. In addition, our retail wireless businesses depend on access to compelling handset devices at reasonable prices on the primary and secondary markets. The size of our business relative to many of our competitors puts us at a disadvantage in terms of whether we will get access to the newest technologies at the same time as our competitors, as well as a financial disadvantage in terms of the ability to achieve economies of scale and receive commensurate discounts that may be available to our competitors. Our inability to provide a competitive retail device lineup or to acquire network technology on a cost effective basis could materially impact our ability to attract new customers and retain existing customers.

A large portion of our equipment is sourced, directly or indirectly, from outside the United States, and major changes in tax policy or trade relations, such as the disallowance of tax deductions for imported products or the imposition of additional tariffs or duties on imported products, could also adversely affect our business, results of operations, effective income tax rate, liquidity and net income. The increase in geopolitical tensions only heightens the risk of supply chain shortages and delays, especially with respect to sourcing equipment from Europe or the Middle East.

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

Competition in the markets in which we operate has increased in recent years due to a number of governmental and economic factors. For instance, several of our competitors are launching 5G services, which is causing us to undertake an analysis as to how much capital is needed to stay competitive.

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

Major business initiatives are underway with respect to improvement in mobile and other retail sales in all markets, digitization of internal processes to allow for quicker response time to customer requirements, modernization of existing internal processes in select markets and revising the strategy of some of our US Telecom businesses to develop additional revenue streams, including the substantial construction and support undertakings of the FirstNet project and the Replace and Remove program. Each of these requires significant oversight from senior management to aid in-market teams, and many of these projects are underway simultaneously in different locations. Execution on multiple simultaneous and transformational initiatives will require in-depth management attention in multiple jurisdictions to capitalize on growth in the US Virgin Islands, economic growth in Guyana, and the ongoing shift in business focus in US Telecom.

Rapid and significant technological changes in the telecommunications industry may adversely affect us.

Our industry faces rapid and significant changes in technology that may directly impact our business, including the introduction of new telecom delivery platforms. For example, Starlink has started offering direct-to-consumer products which in some locations in our markets is a direct competitive alternative to our new fiber offerings in certain locations, such as in Alaska and Guyana. Given the high capital investments we have already made in the new fiber offerings, this competition may adversely impact our anticipated return on investment.

For us to keep pace with these technological changes and remain competitive, at a minimum we must continue to make capital expenditures to add to our networks’ capacity, coverage and technical capability. We cannot predict the effect of technological changes on our business. Alternative or new technologies may be developed that provide communications services superior to those available from us, which may adversely affect our business. Failure to provide these services or to upgrade to new technologies on a timely basis and at an acceptable cost, or to secure any necessary regulatory approvals to roll out such new technologies on a timely basis all could have a material adverse effect on our ability to compete with carriers in our markets.

We may have difficulty funding multiple opportunities across our businesses.

Historically, we have funded our capital expenditures and transactional matters from a combination of cash on hand, cash from operations, and limited incurrence of debt. With our strategy of increased and focused capital expenditures across our business, and the acquisitions of Alaska Communications and Sacred Wind, over the last three years we have substantially decreased our cash reserves and increased our leverage on a consolidated basis.

Beginning in 2022, we invested in higher-than-average capital expenditures to support our strategies of “First-to-Fiber” and “Glass & Steel™” in all our businesses. We have made a strategic decision to reduce capital investments in 2024 and return to more normalized levels beginning in the 2025 year. Our ability to support multiple organic and inorganic growth opportunities may be limited by our liquidity resources. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns. To support multiple simultaneous growth opportunities, we may need to raise additional capital or incur additional debt to fund our future operations or investment opportunities. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing, we may have to forgo opportunities to strategically grow our business.

Regulatory Risks

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

FCC regulatory activity has increased in 2023 and 2024, particularly in connection with broadband.  We cannot predict how increased regulatory activity at the FCC will impact our businesses.

Our international operations are subject to similar regulations, the interpretation and implementation of which are also often debated, and which may have a material adverse effect on our business. For instance, in 2020, the Government of Guyana formally implemented telecommunications legislation that introduces material changes to many features of Guyana’s existing telecommunications regulatory regime that impact our operations, administrative reporting and services. There can be no assurance that these regulations will be effectively or uniformly administered and Guyana remains a high-risk environment due to economic, political, and judicial uncertainty.

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

Alaska Communications participates in the Universal Service Administrative Company’s (“USAC”) Rural Health Care universal service fund (“USF”) program and received inquiries and requests for information from USAC, which administers the program, in connection with both current funding requests and, beginning with a letter dated June 2, 2017 from USAC’s auditors, prior period support payments. After Alaska Communications responded to the initial request for information about support payments prior to 2017, USAC’s auditors asked Alaska Communications to comment on some preliminary audit findings, and it responded with a letter dated December 21, 2018. On February 24, 2020, Alaska Communications received a draft audit report from USAC that alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules.

Alaska Communications also received a Letter of Inquiry on March 18, 2018, from the FCC Enforcement Bureau requesting historical information regarding its participation in the FCC’s Rural Health Care program. In response, Alaska Communications produced voluminous records throughout 2018 and into the first quarter of 2019. On November 5, 2019 and January 22, 2021 Alaska Communications received additional letters from the FCC Enforcement Bureau requesting additional information, to which it responded. To date, Alaska Communications has been working with the FCC Enforcement Bureau to provide it the information it is seeking, and has engaged in discussions with respect to the investigation.

Similar audits and investigations of other companies have resulted in the FCC recouping certain previously awarded support funds, which could have a material adverse effect on our business, financial position, results of operations, and liquidity. Any adverse outcome with respect to the FCC Enforcement Bureau’s inquiry may have an adverse impact on our business, financial condition, results of operations, or liquidity.

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

Economic Risks

Availability and cost of capital.

The tightening of access to capital markets (both debt and equity) and increasing costs of capital combined with a squeeze on operating cashflow generation capability due to inflationary pressures could decrease our capital funding below a desirable level. This could impact needed future capital projects, or the speed that we are able to complete them, and/or limit our ability to grow through inorganic acquisition opportunities, which could have an adverse impact on our business.

General economic factors, such as inflation and a potential economic downturn, domestically and internationally, may adversely affect our business, financial condition and results of operations.

Our operations and performance depend on worldwide economic conditions. These conditions have been adversely impacted by continued global economic concerns over inflation, supply chain disruptions, a potential recession, outbreak of war and other monetary and financial uncertainties. Continued inflation may adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. Increased interest rates and additional debt have resulted in increased interest expenses.

Slower economic activity, increased unemployment, concerns about inflation, decreased consumer confidence and other adverse business conditions could have an impact on our businesses. For example, among other things:

●	the economies of Alaska and Guyana depend heavily on the strength of the natural resource industries, particularly oil production and prices of crude oil. The supply and price of crude oil can be volatile and influenced by a myriad of factors beyond our control, including foreign actors (like OPEC), worldwide supply and demand, war, economic sanctions, natural disasters, the move by many governments, businesses, and institutions towards “de-carbonization” and other political conditions. Overall economic impacts from a sustained lower price of crude oil, on Alaska on the one hand, and from projected revenue from sales of oil, for Guyana on the other hand, if maintained over time, will impact our growth in the future;
●	a decrease in tourism could negatively affect revenues and growth opportunities from operations in the islands and in a number of areas covered by US rural and wholesale wireless operations that serve tourist destinations; and
●	an increase in credit losses on trade receivables, or the amounts that we have to write-off of our accounts receivable, could result from our inability to collect subscription fees from our subscribers.

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

As we have taken on more debt in the last three years to fund our planned higher-than-normal capital expenditures, the additional debt coupled with higher interest rates has increased our interest rate burden.

Labor costs and the terms of collective bargaining agreements can negatively impact our ability to remain competitive, which could cause our financial performance to suffer.

Our four largest markets all have some unionized labor pools. Alaska Communications presents a particular operating challenge that differs from those that we have in other markets given the remote location of operations and the extent of the unionized workforce. Labor costs are a significant component of Alaska Communications’ expenses and, as of December 31, 2023, nearly 60% of its workforce is represented by the International Brotherhood of Electrical Workers (“IBEW”). The collective bargaining agreement (“CBA”) between Alaska Communications and the IBEW, which was extended through mid-2025, governs the terms and conditions of employment for all IBEW represented employees working for Alaska Communications and has significant economic impacts on it as the CBA relates to wage and benefit costs and work rules. We believe Alaska Communications’ labor costs are higher than our competitors who employ a non-unionized workforce because Alaska Communications is required by the CBA to contribute to the IBEW Health and Welfare Trust and the Alaska Electrical Pension Fund (“AEPF”) for benefit programs, including defined benefit pension plans and health benefit plans, that are not reflective of the competitive marketplace. Furthermore, work rules under the existing agreement limit Alaska Communications’ ability to efficiently manage its workforce and make the incremental cost of work performed outside normal work hours high. In addition, Alaska Communications may make strategic and operational decisions that require the consent of the IBEW. In all of our markets, the local union may not provide consent when needed to execute upon strategic new initiatives or cost saving measures, it may require additional wages, benefits or that other consideration be paid in return for its consent, or it may call for a work stoppage against our operating companies. Any deterioration in the relationship with our local unions could have a negative impact on our operations and on our ability to achieve our plans for growth.

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

Although we believe that we are in compliance with the requirements of the AEPF, given the complexity of pension-related matters described above we may not, in every instance, be in full compliance with applicable requirements.

Other Risks

Our founder is our largest stockholder and could exert significant influence over us.

Cornelius B. Prior, Jr., our founder and the father of our Executive Chairman, together with related entities, affiliates and family members (including our Executive Chairman), beneficially owns approximately 33% of our outstanding Common Stock. As a result, he has the ability to exert significant influence over all matters presented to our stockholders for approval, including the election and removal of our directors and change of control transactions. His interests may not always coincide with the interests of other holders of our Common Stock.

Low trading volume of our stock may limit our stockholders’ ability to sell shares and/or result in lower sale prices.

For the three months prior to March 15, 2024, the average daily trading volume of our Common Stock was approximately 94,000 shares. As a result, our stockholders may have difficulty selling a large number of shares of our Common Stock in the manner or at a price that might be attainable if our Common Stock were more actively traded. In addition, the market price of our Common Stock may not be reflective of its underlying value.

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

Our subsidiaries and affiliates are typically private companies whose securities are not traded in any public market. In the past, we have partnered with other equity investors as well, and may have majority or minority holdings in certain investments. Investment agreements for both our majority and minority held subsidiaries often contain investor rights and obligations, such as rights of first refusal, co-sale, and “drag along” provisions related to liquidity events and transfers that may force us to sell or exit our holdings at times or on terms that are not optimal or limit our ability to sell or exit our holdings when we would like to. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises to satisfy the repurchase of such investments from our other equity investors in the event such company desires, or in the case of our Alaska Transaction and Sacred Wind Transaction, may be required to repurchase such securities pursuant to contractual arrangements. Such illiquidity could also cause us to miss other investment opportunities. There can also be no assurance that our investments will appreciate in value or that it will have the opportunity to divest such investments at acceptable prices or within the timeline envisaged. If any of the above circumstances arise, it could result in impairments to such investments, and could have a material adverse impact on our earnings, cash flow and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have invested time and resources with a goal to define, implement and further develop the maturity of our cybersecurity risk management and strategy program. During this time, we have developed a common cybersecurity incident response plan across our businesses and jurisdictions that while unique to the risk profile of each business, allows us to utilize common response and decision-making protocols in an effort to react quickly to a potential cybersecurity threat and manage risk to our overall Company.

In developing our cybersecurity incident response plan and assessing the maturity of our cybersecurity threat program, we utilize the National Institute of Standards and Technology Cybersecurity Framework (NIST).  We use NIST as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. We make it a practice to continually review the maturity of our program, utilizing the NIST standards and leveraging the feedback of both external advisors and third party threat intelligence tools in an effort to continuously improve our program in relation to evolving cybersecurity threats in our industry.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program overseen by our Risk Council, composed of professionals across a variety of departments and jurisdictions in our organization. Our cybersecurity program utilizes methodologies, reporting channels and governance processes across our subsidiaries that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas that are assessed and reviewed when onboarding new vendors, customers, product lines or shifts in our service delivery models.

Our cybersecurity risk management program includes:

●	risk assessments performed internally and with the help of third party vendors that are designed to help identify material cybersecurity risks to our critical systems, information, products, services, equipment, and our broader enterprise IT and customer-facing network environments;
●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, (3) our response to cybersecurity incidents, and (4) our assessment of new products and business processes;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with the analysis of our security controls and those of our key vendors;
●	cybersecurity awareness training of our employees, incident response personnel, and senior management; and
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

To date, we have not experienced  any prior cybersecurity incidents that have materially affected our operations, business strategy, results of operations, or financial condition. For a discussion of risks that could in the future impact our operations, business strategy or financial condition, please see “Cybersecurity breaches could have an adverse effect on our business” in our Risk Factors.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity in connection with its general risk assessment and oversight. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives frequent, and typically no less than quarterly reports from management on our cybersecurity risks, assessment of our cybersecurity program, and development of our information security incident response plan. In addition, management updates the Committee, pursuant to an agreed upon timetable and escalation matrix regarding any material cybersecurity incidents, as well as providing the Committee with periodic reports on any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management from time to time on our cyber risk management program.  Board members receive presentations and training on cybersecurity topics from our Chief Information Officer (CIO), Vice President of Architecture and Security, or external experts as part of the Board’s continuing education on topics that impact public companies. Our CIO is an experienced information technology professional with just under 30 years of experience in the networking and communications industries. His extensive experience extends to all facets of information technology, including enterprise applications, cloud and SaaS systems, network infrastructure, and network management. For the past decade, he has been at the forefront of cloud security through partnerships with leading identity and access management providers and other leading security technology providers. He is a certified Sarbanes-Oxley-trained professional. Our VP of Architecture and Security has over 30 years of experience in IT and Security and has the Certified Information System Security Professional (CISSP) certification as well as various technology vendor certifications.

As referenced above, our Risk Council is responsible for day-to-day cyber risk management, and reports to the Audit Committee on these matters. Our management team, including our General Counsel, who serves as the lead of our Risk Council, and our CIO are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our internal security team is made up of experienced professionals that have an average of 27 years of IT and security experience, including certifications such as CISSP and CCSP from ISC2.  We also have developed an internal training program to develop new talent within our organization and work with vendor and third-party training programs to mentor and educate these team members to expand and enhance the capabilities of our team.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity threats and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

ITEM 2. PROPERTIES

We lease approximately 21,000 square feet of office space at 500 Cummings Center, Beverly, MA 01915 for our corporate headquarters. Worldwide, we utilize the following approximate square footage of space for our operations:

	International		Corporate
Type of space	Telecom	US Telecom	and Other
Office	329,000	220,000	47,000
Retail stores	48,000	30,000	—
Technical operations	2,023,000	297,000	—

All of the above locations are leased except for certain of the office and technical spaces within our International Telecom segment, which we own. As of December 31, 2023, we operated seven retail stores in our US Telecom segment and twenty retail stores in our International Telecom segment.

Our offices and technical operations are in the following locations:

International Telecom	US Telecom
Georgetown, Guyana	Little Rock, AR
Bermuda	Castle Rock, CO
US Virgin Islands	Atlanta, GA
Cayman Islands	Anchorage, AK
Albuquerque, NM

Within our communications operations, we globally own approximately 390 towers, lease an additional approximate 385 towers and have 6 switch locations within rented locations. We consider our owned and leased properties to be suitable and adequate for our business operations.

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

GTT has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GTT’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. Digicel filed counterclaims alleging that GTT has violated the terms of the interconnection agreement and Guyana laws. These suits, filed in 2010 and 2012, have been consolidated, however, we cannot accurately predict at this time when the consolidated suit will reach a court of final determination.

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority (the “GRA”) dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. GTT’s position has been upheld by various High Court rulings with respect to all outstanding matters. Several High Court rulings in the favor of GTT have been appealed by the GRA and we believe that some adverse outcome in these or pending unheard matters could occur.

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

With respect to all of the foregoing matters, we believe that some adverse outcome is probable and have accordingly accrued $16.3 million as of December 31, 2023 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. We also face contingencies that are reasonably possible to occur that cannot currently be estimated. It is our policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of March 15, 2024:

Name	Age	Position
Brad W. Martin	48	Chief Executive Officer and Director
Justin D. Benincasa	61	Chief Financial Officer
Mary Mabey	42	Senior Vice President, General Counsel and Secretary
Justin Leon	38	Senior Vice President, Corporate Development

Executive Officers

Brad W. Martin is our Chief Executive Officer and a member of our Board of Directors. Prior to being named our CEO and Director in 2024, Mr. Martin served as our Chief Operating Officer from 2018 to 2023. Prior to joining us in 2018, he served as Chief Operating Officer for Senet Inc., a leading “low power wide area network” (LPWAN) operator and global service provider. From 2013 through 2015, Mr. Martin served as Senior Vice President and Chief Quality Officer with Extreme Networks, a global leader in software-driven networking solutions for Enterprise and Service Provider customers. Between 2008 and 2013, he served as Vice President of Engineering Operations and Quality with Siemens Enterprise Communications and Enterasys Networks, delivering voice and data networking hardware and software solutions to global enterprises. Mr. Martin holds a Bachelor of Science, Mechanical Engineering from the University of Maine, is a published author and featured industry speaker.

Justin D. Benincasa is our Chief Financial Officer. Prior to joining us in May 2006, Mr. Benincasa was a Principal at Windover Development, LLC since 2004. From 1998 to 2004, he was Executive Vice President of Finance and Administration at American Tower Corporation, a leading wireless and broadcast communications infrastructure company, where he managed finance and accounting, treasury, IT, tax, lease administration and property management. Prior to that, he was Vice President and Corporate Controller at American Radio Systems Corporation and held accounting and finance positions at American Cablesystems Corporation. Mr. Benincasa holds an M.B.A. degree from Bentley University and a B.A. degree from the University of Massachusetts. Mr. Benincasa intends to retire on or around March 17, 2024.

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

Justin Leon is our Senior Vice President of Corporate Development. Mr. Leon joined the Company in 2015 and brings over fifteen years of investing experience to the team. Prior to joining ATN, Mr. Leon worked in Corporate Strategy & Development for Nuance Communications, a publicly traded software company focused on speech recognition and machine learning where he executed over $1 billion in acquisitions in the healthcare, mobile, and enterprise software verticals. Mr. Leon started his career at Stonebridge Associates, a boutique investment bank in Boston advising clients in technology, medical device, and consumer products verticals. Mr. Leon earned a degree in corporate finance from Bentley College and an M.B.A from the Tuck School of Business at Dartmouth.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock, $.01 par value, is listed on the Nasdaq Global Select Market under the symbol “ATNI.” The number of holders of record of Common Stock as of March 15, 2024 was 80.

Issuer Purchases of Equity Securities in the Fourth Quarter of 2023

On December 14, 2023, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of its Common Stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”). The 2023 Repurchase Plan replaced the previously approved 2016 Repurchase Plan and, as of December 31, 2023, had all $25.0 million available to repurchase the Company’s Common Stock.

The following table reflects the repurchases by the Company of its Common Stock during the quarter ended December 31, 2023:

				(d)
				Maximum
				Number (or
			(c)	Approximate
		(b)	Total Number of	Dollar Value) of
	(a)	Average	Shares Purchased	Shares that May
	Total Number	Price	as Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
October 1, 2023 — October 31, 2023	100,659	$32.98	—	$4,451,527
November 1, 2023 — November 30, 2023	—	—	—	4,451,527
December 1, 2023 — December 31, 2023	—	—	—	25,000,000

Stock Performance Graph

The graph below matches ATN International's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index, the S&P SmallCap 600 index, the Nasdaq. Telecommunications index, and the Nasdaq Small Cap Telecommunications Services index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2018 to 12/31/2023.

The stock price performance included in this graph is not necessarily indicative of future stock price performance

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of digital infrastructure and communications services with a focus on rural and remote markets in the United States, and internationally, including Bermuda and the Caribbean region.

We have developed significant operational expertise and resources that we use to augment our capabilities in our local markets. With this support, our operating subsidiaries are able to improve their quality of service with greater economies of scale and expertise than would typically be available in the size markets we operate in. We provide management, technical, financial, regulatory, and marketing services to our operating subsidiaries and typically receive a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. We also actively evaluate investment opportunities and other strategic transactions, both domestic and international, and generally look for those that we believe fit our profile of telecommunications businesses and have the potential to complement our “First-to-Fiber” and “Glass & Steel™” approach in markets while keeping a focus on generating excess operating cash flows over extended periods of time. We use the cash generated from our operations to maintain an appropriate ratio of debt and cash on hand and to re-invest in organic growth, to fund capital expenditures, to return cash to our stockholders through dividends or stock repurchases, and make strategic investments or acquisitions.

For further information about our financial segments and geographical information about our operating revenues and assets, see Notes 1 and 14 to the Consolidated Financial Statements included in this Report.

As of December 31, 2023, we offered the following types of services to our customers:

●	Mobile Telecommunications Services. We offer mobile communications services over our wireless networks and related equipment (such as handsets) to both business and consumer customers.

●	Fixed Telecommunications Services. We provide fixed data and voice telecommunications services to business and consumer customers. These services include consumer broadband and high-speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. We deliver services to other telecommunications providers including the leasing of critical network infrastructure such as tower and transport facilities, wholesale roaming and long distance voice services, site maintenance and international long-distance services.

●	Managed Services. We provide information technology services such as network, application, infrastructure and hosting services to both our business and consumer customers to complement our fixed services in our existing markets.

Through December 31, 2023, we identified two operating segments to manage and review our operations and to facilitate investor presentations of our results. These operating segments are as follows:

●	International Telecom. In our international markets, we offer fixed services, mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the United States, we offer fixed services, carrier services, and managed services to business customers and consumers in Alaska and the western United States. As of December 31, 2023 we provided mobility services to retail customers in the western United States.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served during 2023:

International Telecom			US Telecom
Services	Markets	Tradenames	Services	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT, Viya	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya	Carrier Services	United States	Alaska Communications, Commnet, Essextel, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT, Viya, Brava	Managed Services	United States	Alaska Communications, Choice

Acquisition of Sacred Wind Enterprises

On November 7, 2022, we, via our wholly owned subsidiary Alloy, Inc. (“Alloy”), acquired all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), a rural telecommunications provider in New Mexico (the “Sacred Wind Transaction”) for $44.6 million of consideration. The purchase price allocation was finalized during the year ended December 31, 2023. As part of the Sacred Wind Transaction, we transferred consideration of $16.7 million of cash, net of $9.4 million of cash acquired, $14.8 million of redeemable noncontrolling interests, and $3.7 million of contingent consideration. During the year ended December 31, 2023, we received $1.3 million as final settlement of working capital amounts. We funded the acquisition with borrowing under our CoBank Credit Facility and assumed $31.6 million of Sacred Wind debt, to the United States of America administered through the Rural Utilities Service. Upon completion of the Sacred Wind Transaction, the former Sacred Wind shareholders own 6% of the Alloy equity. This equity is classified as redeemable noncontrolling interests in our financial statements because the holders have an option, beginning in 2026, to put the equity interest to a subsidiary of the Company at the then fair market value. The redeemable noncontrolling interests do not have preference relative to other equity units and participate in gains and losses of Alloy. The contingent consideration is earned based on certain operating metrics of Sacred Wind beginning in 2025 through 2027. During the year ended December 31, 2023, Sacred Wind made substantial progress toward achieving the relevant operating metrics and, as a result, the contingent consideration increased by $4.2 million to $7.9 million. Such increase in the contingent consideration is included in Loss on Disposition of Assets and Contingent Consideration on our Consolidated Income Statement. The fair value of the contingent consideration is calculated using discounted cash flow analysis based on a range of probability weighted outcomes.

FirstNet Agreement

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we subsequently amended through December 31, 2023 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating areas in the western United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time. We expect that total construction revenue related to FirstNet will approximate $80 million to $85 million. Since the inception of the project through December 31, 2023, we have recorded $73.2 million in construction revenue, including $10.6 million during 2023. In 2024, we expect to record additional construction revenue and related costs as sites are completed. Revenues from construction are expected to have minimal impact on operating income. We expect to substantially complete the build by the end of 2024 with the remainder to be completed in early 2025.

Following acceptance of a cell site, AT&T will own the cell site and we will assign to AT&T any third-party tower lease applicable to such cell site. If the cell site is located on a communications tower we own, AT&T will pay us pursuant to a separate lease agreement for an initial term of eight years. In addition to building the network, we will provide ongoing equipment and site maintenance and high-capacity transport to and from these cell sites for an initial term ending in 2031.

AT&T will continue to use our wholesale domestic mobility network for roaming services at a fixed rate per site during the construction period until such time as the cell site is transferred to AT&T. Thereafter, revenue from the maintenance, leasing and transport services provided to AT&T is expected to generally offset revenue from wholesale mobility roaming services. We are currently receiving revenue from the FirstNet Agreement and expect overall operating income contributions from the FirstNet Agreement to have a relatively steady impact going forward.

Verizon Carrier Managed Services Agreement

On May 10, 2023, our subsidiary, Commnet, entered into a  Carrier Managed Services Master Agreement (the “Agreement”) with Cellco Partnership d/b/a Verizon Wireless (“Verizon”), pursuant to which Commnet will provide a variety of network, infrastructure and technical services that will help deliver next generation wireless services to Verizon’s subscribers in Commnet’s current operating area in the western United States.

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

All of the programs are subject to certain operational and reporting compliance requirements. We believe we are in compliance with these requirements as of December 31, 2023.

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

RDOF (“Rural Digital Opportunities Fund”)

We expect to receive approximately $22.7 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”). During the years ended December 31, 2023 and 2022, we recorded $2.4 million and $2.0 million of revenue from the RDOF program, respectively.

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is generally distributed upon completion of a project. Completion deadlines begin in 2024 and once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants, with the exception of grants we have transferred to third parties, as described below.  A roll forward of our grant awards is below (in thousands).

Amount
Grants awarded, December 31, 2022	$80,197
New grants	34,526
Construction complete	(8,305)
Transferred grants	(6,269)
Grants awarded, December 31, 2023	$100,149

During the year ended December 31, 2023, we disbursed capital expenditures of $17.4 million under these programs and received reimbursement of $14.6 million.  These cash flows are classified as investing activities in our statement of cash flows.

In addition, we partner with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program ("TBCP") and the Rural Development Broadband ReConnect Program (“ReConnect”).  These programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas.  We were identified as a sub recipient of grants under these programs totaling $192.6 million as of December 31, 2023.

Replace and Remove Program

On July 15, 2022, we were notified that we were an approved participant in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the Replace and Remove Program, we were allocated up to approximately $207 million in reimbursement amounts to cover documented and approved costs to remove and securely destroy all prohibited communications equipment and services in our U.S. networks and replace such equipment. The Replace and Remove Program requires that we complete the project no later than one year from submitting our initial reimbursement request, or by July 2024. At this time, we anticipate that we will be able to meet the deadlines and requirements of the program. We have incurred capital expenditures of $17.5 million related to this project, of which $15.7 million were incurred in 2023. At December 31, 2023, $31.8 million of capital expenditures were accrued and we have a receivable of $47.3 million, including operation costs and capital expenditures, which is expected to be reimbursed within the next twelve months. During the year ended December 31, 2023 we have received $17.1 million of reimbursement under the program, of which $4.3 million was classified as operating cash inflows and $12.8 million was classified as investing cash inflows in our statement of cash flows.

Discussion of Results of Operations for the fiscal year ended December 31, 2022 compared to December 31, 2021

A discussion regarding our results of operations for the fiscal year ended December 31, 2022 compared to 2021 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at https://.ir.atni.com under the “Financials & Filings” section.

Selected Segment Financial Information

The following represents selected segment information for the years ended December 31, 2023 and 2022 (in thousands):

For the Year Ended December 31, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$16,333	$527	$—	$16,860
Mobility - Consumer	92,153	3,510	—	95,663
Total Mobility	108,486	4,037	—	112,523
Fixed - Business	71,215	143,322	—	214,537
Fixed - Consumer	167,953	90,283	—	258,236
Total Fixed	239,168	233,605	—	472,773
Carrier Services	14,686	128,195	—	142,881
Other	3,066	3,839	—	6,905
Total Communication Services Revenue	365,406	369,676	—	735,082
Construction	—	10,629	—	10,629
Other
Managed Services	5,327	11,178	—	16,505
Total Other Revenue	5,327	11,178	—	16,505
Total Revenue	370,733	391,483	—	762,216

Operating income (loss)	53,420	(5,522)	(34,723)	13,175

For the Year Ended December 31, 2022

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$14,830	$1,228	$—	$16,058
Mobility - Consumer	87,601	6,359	—	93,960
Total Mobility	102,431	7,587	—	110,018
Fixed - Business	69,903	126,735	—	196,638
Fixed - Consumer	163,408	78,338	—	241,746
Total Fixed	233,311	205,073	—	438,384
Carrier Services	13,459	128,864	—	142,323
Other	1,450	46	—	1,496
Total Communication Services Revenue	350,651	341,570	—	692,221
Construction	—	15,762	—	15,762
Other
Managed Services	4,930	12,832	—	17,762
Total Other Revenue	4,930	12,832	—	17,762
Total Revenue	355,581	370,164	—	725,745

Operating income (loss)	52,011	(5,655)	(38,414)	7,942
(1)	Reconciling items refer to corporate overhead costs and consolidating adjustments.

A comparison of our segment results for the years ended December 31, 2023 and 2022 is as follows:

International Telecom. Revenues within our International Telecom segment increased $15.1 million, or 4.2%, to $370.7 million from $355.6 million for the years ended December 31, 2023 and 2022, respectively, as a result of network upgrades and expansions as well as improved customer care and marketing strategies which led to an increase in mobile and fixed subscribers including an increase in the number of homes passed by high-speed data solutions which allowed us to migrate many legacy copper customers to more durable fiber services.  In addition, we recognized growth in Carrier Services revenue as a result of increased roaming revenues due to an increase in international travel in some of our markets.

Operating expenses within our International Telecom segment increased by $13.7 million, or 4.5%, to $317.3 million from $303.6 million for the years ended December 31, 2023 and 2022, respectively.  The increase was primarily the result of increases in retail and marketing program costs as well as certain professional and regulatory costs to support the expansion of our mobile and broadband customer bases.

As a result, our International Telecom segment’s operating income increased $1.4 million, or 2.7%, to $53.4 million from $52.0 million for the years ended December 31, 2023 and 2022, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $21.3 million, or 5.8%, to $391.5 million from $370.2 million for the years ended December 31, 2023 and 2022, respectively.  Increases in revenue from the impact of the Sacred Wind Transaction and from business customers within our Alaska subsidiary were partially offset by reductions in construction revenue related to the FirstNet Transaction, in roaming revenue due to the restructuring of certain carrier contracts in our western United States operations, and in our wholesale long-distance service revenues.

Operating expenses within our US Telecom segment increased $21.1 million, or 5.6%, to $397.0 million from $375.9 million for the years ended December 31, 2023 and 2022, respectively, as a result of increases in expenses being incurred as a result of the impact of the Sacred Wind Transaction and to support the increased revenues within our Alaska operations partially offset by the decrease in FirstNet construction costs as fewer sites were completed in 2023 as compared to 2022 as well as a reduction in costs related to our wholesale long-distance business due to its decrease in revenues.

As a result of the above, our US Telecom segment’s operating loss decreased by $0.2 million, or 3.5%, to a loss of $5.5 million from a loss of $5.7 million for the years ended December 31, 2023 and 2022, respectively.

The following represents a year over year discussion and analysis of our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended		Amount of	Percent
	December 31,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)

REVENUE:
Communication services	$735,082	$692,221	$42,861	6.2%
Construction	10,629	15,762	(5,133)	(32.6)
Other	16,505	17,762	(1,257)	(7.1)
Total revenue	762,216	725,745	36,471	5.0
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	319,723	312,895	6,828	2.2
Cost of construction revenue	10,345	15,763	(5,418)	(34.4)
Selling, general and administrative	242,697	224,400	18,297	8.2
Stock-based compensation	8,535	7,405	1,130	15.3
Transaction-related charges	551	4,798	(4,247)	(88.5)
Restructuring charges	11,228	—	11,228	100.0
Depreciation and amortization	141,627	135,137	6,490	4.8
Amortization of intangibles from acquisitions	12,636	13,016	(380)	(2.9)
Loss on disposition of long-lived assets	1,699	4,389	(2,690)	(61.3)
Total operating expenses	749,041	717,803	31,238	4.4
Income (loss) from operations	13,175	7,942	5,233	65.9
OTHER INCOME (EXPENSE):
Interest income	476	174	302	173.6
Interest expense	(42,686)	(20,417)	(22,269)	109.1
Other income	1,496	4,245	(2,749)	(64.8)
Other expense, net	(40,714)	(15,998)	(24,716)	154.5
INCOME (LOSS) BEFORE INCOME TAXES	(27,539)	(8,056)	(19,483)	241.8
Income tax benefit	(8,785)	(473)	(8,312)	1,757.3
NET INCOME (LOSS)	(18,754)	(7,583)	(11,171)	147.3
Net (income) loss attributable to noncontrolling interests, net of tax:	4,216	1,938	2,278	117.5
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(14,538)	$(5,645)	$(8,893)	157.5%

Communications services revenue

Mobility Revenue. Our Mobility revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing retail mobile voice and data services over our wireless networks as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our retail subscribers.

Mobility revenue increased by $2.5 million, or 2.3%, to $112.5 million for the year ended December 31, 2023 from $110.0 million for the year ended December 31, 2022. Of this increase, Mobility revenue from consumer customers and business customers increased by $1.7 million and $0.8 million, respectively.

The increase in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $6.1 million, or 6.0%, to $108.5 million for the year ended December 31, 2023 from $102.4 million for the year ended December 31, 2022. Mobility revenue increased in each of our markets as total revenue from business customers increased $1.5 million with the remaining $4.6 million of the increase being attributable to consumer customers as a result of improved marketing strategies which led to an increase in subscribers.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $3.6 million, or 47.4%, to $4.0 million from $7.6 million for the years ended December 31, 2023 and 2022, respectively. Substantially all of the decrease related to a decrease in revenue from consumers within our retail operations due to a decrease in subscribers as we continue to put more emphasis on other revenue sources within this segment.

Mobility revenue within our International Telecom segment may increase as a result of continued network upgrades and our marketing efforts to increase the number of our subscribers. However, increased competition within our international markets may limit that revenue growth. We expect that Mobility revenue within our US Telecom segment will decrease over time as we put more emphasis on other revenue sources within that segment.

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

Fixed revenue increased by $34.4 million, or 7.8%, to $472.8 million from $438.4 million for the years ended December 31, 2023 and 2022, respectively. Of this increase, $17.9 million and $16.5 million relate to increases in revenue from business and consumer customers, respectively. The increase in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue increased by $5.9 million, or 2.5%, to $239.2 million from $233.3 million for the years ended December 31, 2023 and 2022, respectively. Of this increase, $4.6 million and $1.3 million related to increases in revenue from consumer and business customers, respectively. This increase was a result of network upgrades and expansions as well as improved customer care and marketing strategies which led to an increase in subscribers and the number of homes passed by high-speed data solutions which allowed us to migrate many legacy copper customers to more durable fiber services.

●	US Telecom. Fixed revenue within our US Telecom segment increased by $28.5 million, or 13.9%, to $233.6 million from $205.1 million for the years ended December 31, 2023 and 2022, respectively. Of this increase, $11.9 million and $16.6 million related to increases in revenue from consumer and business customers, respectively. This increase was primarily related to the impact of the Sacred Wind Transaction and an increase in revenue from business customers in Alaska.

Fixed revenue within our International Telecom segment may continue to increase as we continue to deploy our fiber and fiber-fed data solutions. As a result, we may experience an increase in demand for broadband and other data services from consumers, businesses and government driven by such trends as the popularity of video and audio streaming, demand for cloud services and smart home, business and city solutions as well as macro-economic and population growth in the Cayman Islands and Guyana. However, such increases may be offset by a decrease in demand for our services due to subscribers using alternative methods to receive video and audio content.

Within our US Telecom segment, Fixed revenue may decrease as the COVID-19 related Emergency Connectivity Fund programs cease. These decreases are expected to be partially offset by increases in other enterprise revenue in Alaska and our western United States operations, including the impact of the Sacred Wind Transaction, as we further deploy fiber and fiber-fed broadband access to both consumers and businesses.

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

Carrier Services revenue increased by $0.6 million, or 0.4%, to $142.9 million from $142.3 million for the years ended December 31, 2023 and 2022, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $1.2 million, or 8.9%, to $14.7 million, from $13.5 million for the years ended December 31, 2023 and 2022, respectively, primarily as a result of an increase in international travel that resulted in an increase in roaming revenues.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $0.7 million, or 0.5%, to $128.2 million from $128.9 million, for the years ended December 31, 2023 and 2022, respectively. This decrease reflects a decline in revenue from our wholesale long-distance voice services business partially offset by an increase in these revenues from our Alaska operations and the impact of the Sacred Wind Transaction.

Within our International Telecom segment, Carrier Services revenue may continue to increase if international travel continues to increase. Such increases, however, may be partially offset by a decrease within our international long distance business in Guyana as consumers seek to use alternative technology services to place long-distance calls.

Within our US Telecom segment, Carrier Services revenue may decrease as a result of recent carrier service management contracts.

Other Communications Services Revenue. Other Communications Services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers and project-related revenue generated within our US Telecom segment. Other Communications Services revenue increased to $6.9 million from $1.5 million for the years ended December 31, 2023 and 2022, respectively, primarily as a result of $3.7 million of non-recurring project-related fiber deployment engineering services revenue being recognized within our US Telecom segment during the year ended December 31, 2023.

We expect that other communications services revenue will decline to previously reported levels as the project-related fiber deployment engineering services revenue, reported during the year ended December 31, 2023, is not expected to continue subsequent to the completion of that project.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the years ended December 31, 2023 and 2022, Construction revenue decreased to $10.6 million from $15.8 million, respectively, as a result of a decrease in the number of sites completed during 2023 as compared to 2022. We expect to substantially complete the build by the end of 2024 with the remainder to be completed in early 2025.

Other Revenue

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services.

Managed Services revenue decreased by $1.3 million, or 7.3%, to $16.5 million from $17.8 million for the years ended December 31, 2023 and 2022, respectively. The net decrease, within our segments, consisted of the following:

International Telecom. Managed Services revenue in our International Telecom segment increased $0.4 million to $5.3 million, or 8.2%, from $4.9 million for the years ended December 31, 2023 and 2022, respectively.

US Telecom. Within our US Telecom segment, Managed Services revenue decreased $1.6 million, or 12.5%, to $11.2 million from $12.8 million for the years ended December 31, 2023 and 2022, respectively.

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

Cost of communication services and other increased by $6.8 million, or 2.2%, to $319.7 million from $312.9 million for the years ended December 31, 2023 and 2022, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other increased by $1.7 million, or 1.2%, to $141.8 million from $140.1 million, for the years ended December 31, 2023 and 2022, respectively. This increase was to support this segment’s revenue growth and the result of increased regulatory costs in certain international markets partially offset by decreases in credit loss allowances and in equipment expenses.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $5.5 million, or 3.2%, to $178.8 million from $173.3 million for the years ended December 31, 2023 and 2022, respectively. Such increase was primarily related to an increase in direct costs in Alaska to support revenue growth and the impact of the Sacred Wind Transaction. These increases were partially offset by reductions in our wholesale long-distance voice services business as a result of decreases in that operation’s revenues.

Cost of communication services in both our International and US Telecom segments may increase in connection with our expected increase in fixed revenue and as a result of continued inflationary pressure.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. During the years ended December 31, 2023 and 2022, cost of construction revenue decreased to $10.3 million from $15.8 million as a result of a decrease in the number of sites completed during 2023 as compared to 2022. We expect to substantially complete the build by the end of 2024 with the remainder to be completed in early 2025.

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

Selling, general and administrative expenses increased by $18.3 million, or 8.2%, to $242.7 million from $224.4 million for the years ended December 31, 2023 and 2022, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $9.1 million, or 8.8%, to $113.0 million from $103.9 million for the years ended December 31, 2023 and 2022, respectively. This increase was incurred within all of our international markets primarily as a result of an increase in our sales and marketing costs needed to support the expansion of our subscriber base, as well as increases in professional and regulatory fees.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $6.7 million, or 7.0%, to $102.4 million from $95.7 million, for the years ended December 31, 2023 and 2022, respectively. This increase was primarily related to expenses to support the operations from the Sacred Wind Transaction and an increase in sales and marketing efforts and administrative costs in our Alaska operations which helped drive the increase in that operation’s revenues.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $2.5 million, or 10.1%, to $27.3 million from $24.8 million, for the years ended December 31, 2023 and 2022, respectively, primarily related to the support needed for our recent acquisitions, our expanded operations and for information technology security related costs.

Selling, general and administrative expenses may increase in our international telecom segment to support our expanded operations. Within the US Telecom segment, we expect an increase in these costs as a result of the Sacred Wind Transaction, our commitments under the Cares Act funding received in previous years and other network expansions in Alaska and the southwest US. Our Corporate Overhead segment may also experience an increase in these expenses to support our recent acquisitions and expanding operations. In addition, selling, general, and administrative expenses may increase as a result of continued inflationary pressure, issues facing the global supply chain and geopolitical uncertainty.

Stock-based compensation. Stock-based compensation represents a non-cash expense related to the amortization of grants of equity awards to employees and directors.

Stock-based compensation for the years ended December 31, 2023 and 2022 was $8.5 million and $7.4 million, respectively.

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

We incurred $0.6 million of transaction-related charges during the year ended December 31, 2023. During the year ended December 31, 2022, we incurred $4.8 million of transaction-related charges primarily related to the Sacred Wind Transaction.

Restructuring expenses. In order to reduce costs to optimal levels needed to support our operations going forward, we incurred certain network termination and reduction in force costs totaling $7.7 million and $3.5 million within our International Telecom segment and US Telecom segment, respectively, during the year ended December 31, 2023.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses increased by $6.5 million, or 4.8%, to $141.6 million from $135.1 million for the years ended December 31, 2023 and 2022, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $0.8 million, or 1.4%, to $57.4 million from $56.6 million, for the years ended December 31, 2022 and 2021, respectively. Increases were incurred in all of our international markets as a result of recent capital expenditures used to expand and upgrade our network operations.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $6.6 million, or 8.8%, to $81.6 million from $75.0 million, for the years ended December 31, 2023 and 2022, respectively, primarily as a result of the Sacred Wind Transaction and the depreciation expense recorded on recent capital expenditures.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $0.9 million, or 25.7%, to $2.6 million from $3.5 million, for the years ended December 31, 2023 and 2022, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

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

Amortization of intangibles from acquisitions decreased by $0.4 million to $12.6 million from $13.0 million for the years ended December 31, 2023 and 2022, respectively.

We expect that amortization of intangibles from acquisitions will decrease as such costs continue to amortize.

(Gain) loss on disposition of assets and contingent consideration. During the year ended December 31, 2023, we recorded a net loss on the disposition of long-lived assets of $1.7 million representing a $4.3 million loss in our US Telecom segment primarily relating to the recognition of contingent consideration related to the Sacred Wind Transaction partially offset by a $2.6 million gain pertaining to a settlement of the Vibrant Transaction.

During the year ended December 31, 2022, we recorded a loss on the disposition of long-lived assets of $4.4 million. Of this amount, $2.5 million was incurred in our US Telecom segment relating to the disposal of certain assets while $1.2 million was incurred in our International Telecom segment as a result of the disposal of certain assets. The remaining $0.7 million pertains to a settlement of the Vibrant Transaction within our Renewable Energy segment.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances. Interest income was $0.5 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

Interest expense.   We incur interest expense on the 2023 CoBank Credit Facility, the Alaska Credit and Term Facilities, the Viya Debt and the Receivables Credit Facility. Interest expense for the year ended December 31, 2023 also includes a full year of interest expense on the Sacred Wind Term Debt and the new GTT Credit Facilities (each as defined below). Previously, we also incurred interest expense on the One Communications Debt, which matured on December 22, 2022. In addition, interest expense includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense increased to $42.7 million from $20.4 million for the years ended December 31, 2023 and 2022, respectively, as additional interest expense was incurred as a result an increase in borrowings under our credit facilities, an increase in interest rates on all floating-rate borrowings under those facilities and the inclusion of Sacred Wind Term Debt for a full year in 2023 and the GTT Credit Facilities, which were new in 2023.

Interest expense may increase in future periods as a result of increases in interest rates and future borrowings.

Other income (expenses).   For the year ended December 31, 2023, other income (expenses) was $1.5 million of income primarily related to $2.8 million of gains from our noncontrolling investments partially offset by $1.4 million of losses on foreign currency transactions.

For the year ended December 31, 2022, other income (expenses) was $4.3 million of income primarily related to $5.7 million of gains from our noncontrolling investments partially offset by $0.9 million of increased expenses associated with certain employee benefit plans and $0.9 million of losses on foreign currency transactions.

Income taxes. Our effective tax rate for the years ended December 31, 2023 and 2022 was 31.9% and 5.9%, respectively.

Our effective tax rate for the year ended December 31, 2023 was primarily impacted by the following items: (i) a $2.8 million net increase of unrecognized tax positions, (ii) a $2.5 million net increase related to valuation allowances placed on certain deferred tax assets and (iii) the mix of income generated among the jurisdictions in which we operate along with the exclusion of losses in jurisdictions where valuation allowances have been established for deferred tax assets as required by ASC 740-270-30-36(a), primarily in the US Virgin Islands.

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

Net income attributable to noncontrolling interests, net of tax.  Net income attributable to noncontrolling interests, net of tax reflected an allocation of $4.2 million and $1.9 million of losses generated by our less than wholly owned subsidiaries for the years ended December 31, 2023 and 2022, respectively. Changes in net income attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income attributable to noncontrolling interests, net of tax increased by $0.5 million, or 7.6%, to an allocation of $7.1 million of income from an allocation of $6.6 million of income for the years ended December 31, 2023 and 2022, respectively, primarily as a result of increased profitability at certain less than wholly owned subsidiaries partially offset by an increase in our ownership in certain international markets.

●	US Telecom. Within our US Telecom segment, net income attributable to noncontrolling interests, net of tax increased by $2.7 million, or 31.4%, to an allocation of losses of $11.3 million from an allocation of losses of $8.6 million for the years ended December 31, 2023 and 2022, respectively, as a result of increased losses at our less than wholly owned subsidiaries within this segment.

Net loss attributable to ATN International, Inc. stockholders.  Net loss attributable to ATN International, Inc. stockholders was $14.5 million for the year ended December 31, 2023 as compared to $5.6 million for the year ended December 31, 2022.

On a per diluted share basis, net loss was $1.25 per diluted share for the year ended December 31, 2023 as compared to $0.67 per diluted share for the year ended December 31, 2022. Such per share amounts were negatively impacted by accrued preferred dividends of $4.9 million for both years.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For discussion of ongoing proceedings, see Note 13 to the Consolidated Financial Statements in this Report.

Tax Reform

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, has resulted in significant changes to the US corporate income tax system and the US Virgin Islands mirror code which replaces “United States” with “US Virgin Islands” throughout the Internal Revenue Code. The Tax Act transitions international taxation from a worldwide system to a modified territorial system and includes two base erosion prevention measures on non-US earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to US taxation as global intangible low taxed income (“GILTI”), eliminates the deduction of certain payments made to related foreign corporations, and imposes a minimum tax if greater than regular tax under the base-erosion and anti-abuse tax (“BEAT”). These changes became effective beginning in 2018 but did not have an impact on us in the initial or following years. We do not expect we will be subject to BEAT and therefore have not included any tax impacts of BEAT in our consolidated financial statements for the quarter ended December 31, 2023.

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

Total liquidity.  As of December 31, 2023, we had approximately $62.2 million in cash, cash equivalents, and restricted cash. Of this amount, $21.9 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $516.9 million of debt, net of unamortized deferred financing costs, as of December 31, 2023. How and when we deploy our balance sheet capacity, including the availability under our various credit facilities (as further described below), will figure prominently in our longer-term growth prospects and stockholder returns.

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

Cash used in investing activities. Cash used in investing activities decreased by $2.1 million to $165.1 million from $167.2 million for the years ended December 31, 2023 and 2022, respectively. This year over year decrease was impacted by increases in cash receipts of $29.0 million from government grants for capital projects and a $19.4 million reduction of cash used in relation to the Sacred Wind Transaction. This decrease was also impacted by cash receipts during the year ended December 31, 2022 for the sale of strategic investments, the Vibrant Transaction and the sale of certain assets of $15.7 million, $1.8 million and $1.1 million, respectively, which did not occur during the year ended December 31, 2023. For 2023, our capital expenditures increased by $28.1 million as compared to 2022. However, $25.0 million of the $28.1 million increase relates to an increase in capital expenditures that will be reimbursed as a part of certain government programs.

Cash provided by financing activities. Cash provided by financing activities increased by $12.5 million to $55.9 million from $43.4 million for the years ended December 31, 2023 and 2022, respectively. This increase was primarily related to the increase in borrowings, net of repayments, under our credit facilities of $29.5 million partially offset by the increases in cash used for the repurchase of our common stock, payments made for debt issuance costs and dividends paid to our stockholders of $14.4 million, $3.0 million and $2.5 million, respectively.

Working Capital.  Historically, we have internally funded our working capital needs. Pursuant to the FirstNet Agreement, AT&T has the option to repay construction costs, with interest, over an eight-year period. To fund the working capital needs created by AT&T’s option to extend its payment terms, we completed the Receivables Credit Facility, as discussed below, on March 26, 2020.

For the years ended December 31, 2023 and 2022, we spent approximately $196.2 million and $168.0 million, respectively, on capital expenditures relating to our telecommunications networks and business support systems of which $32.9 million and $7.9 million, respectively, are reimbursable under various government programs. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Year ended December 31,	Telecom	Telecom	Other (1)	Consolidated
2023	$76,379	$119,789	$—	$196,168
2022	70,385	96,589	1,045	168,019
(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  For the year ended December 31, 2024, such investments are expected to total approximately $110 million to $120 million, net of reimbursable amounts, and will primarily relate to network expansion and upgrades which are expected to further drive subscriber and revenue growth in future periods.

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

Dividends.   For the year ended December 31, 2023, our Board of Directors declared $13.6 million of dividends to our stockholders which includes a $0.24 per share dividend declared on December 14, 2023 and paid on January 5, 2024. The $0.24 per share dividend declared on December 14, 2023 represents an increase from the $0.21 per share dividend declared in previous quarters. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. On December 14, 2023, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”). The 2023 Repurchase Plan replaced the previously approved 2016 Repurchase Plan and, as of December 31, 2023, had all $25.0 million available to repurchase shares of our common stock. During the years ended December 31, 2023 and 2022 (and prior to the effectiveness of the 2023 Repurchase Plan), we repurchased $15.0 million and $0.9 million of our common stock.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $111.6 million for the year ended December 31, 2023 as compared to $102.9 million for the year ended December 31, 2022.  The increase of $8.7 million was primarily related to an $18.3 million decrease in the change in operating assets and liabilities, primarily related to our FirstNet Agreement and our Replace and Remove Program, partially offset by a decrease in net income of $7.7 million.

2023 CoBank Credit Facility

On July 13, 2023, we, along with certain of our subsidiaries as guarantors, entered into a new Credit Agreement with CoBank, ACB and a syndicate of other lenders (as may be amended from time to time, the “2023 CoBank Credit Facility”).

The 2023 CoBank Credit Facility provides for a five-year $170 million revolving credit facility (the “2023 CoBank Revolving Loan”) and a six-year $130 million term loan facility (the “2023 CoBank Term Loan”). We may use (i) up to $25 million under the 2023 CoBank Credit Facility for letters of credit, and (ii) up to $20 million under a swingline sub-facility. Upon the closing of the 2023 CoBank Credit Facility, we drew all of the 2023 CoBank Term Loan and approximately $13.6 million of the 2023 CoBank Revolving Loan. These borrowings were used to repay $139.5 million of debt outstanding under the 2019 CoBank Credit Facility at close.

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

2023 CoBank Term Loan Quarterly Payment Dates	2023 CoBank Term Loan Quarterly Repayments
December 31, 2023 – June 30, 2025	$812,500 (2.5% per annum)
December 31, 2025 – June 30, 2026	$1,625,000 (5% per annum)
December 31, 2026 – June 30, 2029	$2,437,500 (7.5% per annum)

Amounts borrowed under the 2023 CoBank Credit Facility bear interest at a rate equal to, at our option, either (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR) plus an applicable margin ranging between 2.00% to 3.75% for the 2023 CoBank Term Loan or 1.75% to 3.50% for Revolving Loans or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.75% for the Term Loan or 0.75% to 2.50% for the 2023 CoBank Revolving Loans.  Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans.  The base rate is equal to the higher of (i) 1.00% plus the one-month SOFR rate (ii) the federal funds effective rate (as defined in the 2023 CoBank Credit Agreement) plus 0.50% per annum; and (iii) the prime rate (as defined in the 2023 CoBank Credit Agreement). The applicable margin is determined based on the ratio (as further defined in the 2023 CoBank Credit Agreement) of our indebtedness to EBITDA. Under the terms of the 2023 CoBank Credit Agreement, we must also pay a fee ranging from 0.25% to 0.50% on the average daily unused portion of the 2023 CoBank Credit Facility over each calendar quarter.

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

We capitalized $4.2 million of fees associated with the 2023 CoBank Credit Facility which are being amortized over the life of the debt and $3.8 million were unamortized as of December 31, 2023.

We had $129.2 million outstanding under the 2023 CoBank Term Loan as of December 31, 2023. Under the 2023 CoBank Revolving Loan, we had $33.6 million outstanding and $136.4 million of availability as of December 31, 2023. We were in compliance with all financial covenants as of December 31, 2023.

In October 2023, we entered a two year, forward starting 1-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, has a fixed SOFR rate of 4.896% and matures on November 13, 2025.

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

Letter of Credit Facility

On November 14, 2022, we entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of us and our subsidiaries. As of December 31, 2023, $31.6 million of Standby Letters of Credit had been issued under this agreement.

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

As of December 31, 2023, Alaska Communications had drawn $35.0 million on its Revolving Credit Commitment and had $40.0 million available to draw. The Term Loan balance was $228.6 million and principal payments commenced in the fourth quarter of 2023. Both facilities mature on July 22, 2026.

In addition to the above changes, the ACS Amendment replaced the calculation of interest from an applicable margin applied to LIBOR with the same applicable margin applied to the Secured Overnight Financing Rate (“SOFR”) plus a 10-basis point adjustment.

Alaska Communications capitalized $7.3 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $3.9 million were unamortized as of December 31, 2023.

The Alaska Credit Facility also provides for incremental facilities up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve-month Consolidated EBITDA (as defined in the Alaska Credit Facility).

The key terms and conditions of the Alaska Credit Facility include the following:

●	Amounts outstanding bear an interest rate of the forward-looking SOFR rate with a one-month interest period, plus the SOFR Spread Adjustment of 10 basis points, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or an alternate base rate may be selected at a margin that is 1% lower than the counterpart SOFR margin;

●	Principal repayments are due quarterly and commenced in the fourth quarter of 2023 in quarterly amounts as follows: from the fourth quarter of 2023 through the third quarter of 2024, $1.4 million; and from the fourth quarter of 2024 through the third quarter of 2026, $2.9 million. The remaining unpaid balance is due on the final maturity date;

●	Alaska Communications is required to maintain financial ratios as defined in the Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1, stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1; and

●	The Alaska Credit Facility is non-recourse to us and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

Alaska Communication’s interest rate swap, which had been designated as a cash flow hedge with an interest rate of 1.6735%, expired on June 30, 2022. In November 2023, Alaska Communications entered two forward starting 1-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200.0 million, with fixed SOFR rates of 4.8695% and 4.8980% and both agreements mature on June 30, 2025.

Alaska Term Facility

On June 15, 2022, Alaska Communications Systems Holdings, the parent company of Alaska Communications, entered into a secured lending arrangement with Bristol Bay Industrial, LLC (the “Alaska Term Facility”).

The Alaska Term Facility provides for a secured delayed draw term loan in an aggregate principal amount of up to $7.5 million and the proceeds may be used to pay certain invoices from a contractor for work performed in connection with a fiber build. Interest on the Alaska Term Facility accrues at a fixed rate of 4.0% scheduled quarterly payments of principal commenced on March 31, 2023. The Alaska Term Facility matures on June 30, 2024.

The Alaska Term Facility contains events of default customary for facilities of this type.

As of December 31, 2023, Alaska Communications Systems Holdings had $6.0 million outstanding and no available borrowings under the Alaska Term Facility.

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

On December 19, 2023, CoBank amended the Receivables Credit Facility and extended the delayed draw period to December 31, 2024.

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

As of December 31, 2023, Commnet Wireless had $46.5 million outstanding, of which $7.1 million was current, and $15.0 million of availability under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.5 million were unamortized as of December 31, 2023.

GTT Credit Facilities

On October 12, 2022, GTT received approval from Republic Bank (Guyana) Limited for a $2.9 million term facility and a $5.7 million overdraft facility (the “GTT Credit Facilities”) subject to the approval from the Minister of Finance at the Bank of Guyana, which was received on March 31, 2023.

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

As of December 31, 2023, $4.5 million was outstanding under the overdraft facility and there were no outstanding amounts under the term facility.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2021. Sacred Wind submitted a corrective action plan to comply with the financial covenant as of December 31, 2025. On May 5, 2022, Sacred Wind’s corrective action plan was accepted by the RUS. As of December 31, 2023, we were in compliance with that corrective action plan.

As of December 31, 2023, $28.2 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.4 million was current and $24.8 million was long term.

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

As of December 31, 2023, $60.0 million of the Viya Debt remained outstanding and $0.2 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually, and we were in compliance with the Net Leverage Ratio as of December 31, 2023.

One Communications Debt

One Communications had an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which matured and was repaid in full on December 22, 2022. This loan bore interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% per annum paid quarterly.

Debt Maturity

The table below summarizes the annual maturities of our debt instruments (amounts in thousands).

					Customer
	US	International	Corporate and	Total	Receivable
	Telecom	Telecom	Other	Debt	Credit Facility
2024	$16,538	$4,502	$3,250	$24,290	$7,110
2025	14,969	—	4,875	19,844	7,428
2026	248,469	60,000	8,125	316,594	7,761
2027	3,723	—	9,750	13,473	8,111
2028	3,858	—	136,807	140,665	8,478
Thereafter	10,191	—	—	10,191	7,650
Total	297,748	64,502	162,807	525,057	46,538
Debt Discounts	(4,142)	(247)	(3,798)	(8,187)	(485)
Book Value	$293,606	$64,255	$159,009	$516,870	$46,053

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

In addition, the 2023 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of December 31, 2023, we were in compliance with all of the financial covenants of the 2023 CoBank Credit Facility.

Capital markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance, the state of the capital markets and our compliance with SEC requirements for the offering of securities. In August 2022, we filed a new “universal” shelf registration statement with the SEC, to register potential future offerings of up to $300.0 million of our securities.

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the years ended December 31, 2023 and 2022, we recorded $1.4 million and $0.9 million in losses on foreign currency transactions, respectively. We will continue to assess the impact of our exposure to the Guyana Dollar.

Inflation

Several of our markets have experienced an increase in operating costs, some of which we believe, is attributable to inflation. If inflation continues or worsens, it could negatively impact our Company by increasing our operating expenses. Inflation may lead to cost increases in multiple areas across our business, for example, rises in the prices of raw materials and manufactured goods, increased energy rates, as well as increased wage pressures and other expenses related to our employees. In particular, where we have agreed to undertake infrastructure build-outs on a fixed budget for our carrier customers or by accepting government grants, inflation may result in build costs that exceed our original budget given the long delays experienced in procuring equipment and materials due to global supply chain delays. To the extent that we are unable to pass on these costs through increased prices, revised budget estimates, or offset them in other ways, they may impact our financial condition and cash flows.

Material Cash Obligations and Sources

Capital Expenditures. We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  Such investments include the upgrade and expansion of both our mobility and fixed telecommunications networks as well as our service delivery platforms. For 2024, we expect capital expenditures to be approximately $110 million to $120 million (net of reimbursable amounts), and will primarily relate to network expansion and upgrades which are expected to further drive subscriber and revenue growth in future periods. We expect to fund our 2024 capital expenditures primarily from our current cash balances, cash generated from operations and our existing credit facilities including the Receivables Credit Facility.

Long-term Debt. To service our previously described debt facilities, we will be required to make future minimum principal repayments (not including interest, commitment fees or letter of credit fees) of $24.3 million in 2024 and then $19.8 million, $316.6 million, $13.5 million, and $140.7 million during 2025 through 2028, respectively, and then $10.2 million in subsequent years.

Lease Commitments. We have operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. In order to comply with our lease agreements, we will be required to pay $20.1 million in 2024 and then $17.5 million, $12.4 million, $9.8 million and $8.3 million during 2025 through 2028, respectively, and then $82.8 million in subsequent years.

FirstNet Agreement. In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating area in the western United States. We expect to incur construction costs of approximately $10.1 million, primarily during 2024 with the remainder in 2025, in order to complete the network build portion of that agreement. Following acceptance of the cell sites, AT&T will own the sites and we will assign to AT&T any third-party tower lease applicable to such cell site.  If the cell site is located on a communications tower we own, AT&T will pay us pursuant to a separate lease agreement for an initial term of eight years. In addition to building the network, we will provide ongoing equipment and site maintenance and high-capacity transport to and from these cell sites for an initial term ending in 2031.

Connect America Fund II (CAF II). We are a recipient under the Connect America Fund Phase II program which will offer subsidies to us in order to expand our broadband coverage in designated areas. In connection with this program, we are expecting to spend $12.5 million in capital expenditures during the year ended December 31, 2024 (which is included in our capital expenditure estimates for the US Telecom segment above) and then an additional $27.5 million during the year ended December 31, 2025 in order to meet our build-out obligations under this program. We are not expecting any commitments under the CAF II program after 2025.

Rural Digital Opportunity Fund Phase I Auction (RDOF).  We participated in the RDOF auction and expect to receive funding to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under this program.  We anticipate spending approximately $2.0 million in capital expenditures during the year ended December 31, 2024 under this program.

Citizens Broadband Radio Service Auction (CBRS).  We participated in CBRS auction for Priority Access Licenses (PALs) in the 3.5 GHz spectrum band. These PALs are licensed on a county-by-county basis and are awarded for a 10-year renewable term. In connection with the awarded licenses, we will have to achieve certain CBRS spectrum build-out obligations. We currently expect to comply with all applicable requirements related to these licenses but cannot currently estimate the cost of building our network in the covered areas.  If we do not comply with such requirements in a certain area within that 10-year timeframe, our PAL for that area will be forfeited.

Construction grants. We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is distributed upon completion of a project. As of December 31, 2023, $100 million of such construction obligations remain with completion deadlines beginning in 2024. Once these projects are constructed, we are obligated to provide service to the participants.

Software licensing, maintenance and other business support systems. We have committed to agreements with vendors to provide us with software licensing and maintenance services as well as other business support systems. These agreements expire primarily during the year ended December 31, 2024 and will require us to pay approximately $37.2 million in 2024, and then $6.2 million, $4.4 million, $2.1 million, and $0.9 million during 2025 through 2028, , respectively and then $15.3 million thereafter.

Circuits and other transport costs. We expect to pay $40.1 million, $23.2 million, $15.5 million, $7.1 million and $4.6 million during the years ended December 31, 2024, 2025, 2026, 2027 and 2028, respectively, for circuit and other telecommunication transport costs. Thereafter, we are obligated to pay an additional $8.3 million for such services.

Sources of Cash. In addition to future internally generated funds, as of December 31, 2023, we have $136.4 million, $15.0 million and $40.0 million available to us under the CoBank Credit Facility, the Receivables Credit Facility and the Alaska Revolving Facility, respectively, and may be able to raise funds in the capital markets by filing a “universal” shelf registration statement with the SEC.

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

We performed our annual impairment assessment of our goodwill and indefinite-lived intangible assets (telecommunications licenses) for the years ended December 31, 2023 and 2022 and no impairment was recognized during either year.

Contingencies. We are subject to proceedings, lawsuits, tax audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business as further described in Note 13 to the Consolidated Financial Statements included in this Report. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as the potential ranges of probable losses. A determination of the amount of loss accruals required, if any, for these contingencies is made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingency. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter.  We believe that some adverse outcome is probable and have accordingly accrued $16.3 million as of December 31, 2023 for these matters.

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

Interest Rate Sensitivity. As of December 31, 2023, we had $180.9 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 100-basis-point change in the interest rates on our variable rate debt would result in a $1.8 million change in our annual interest expense.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loans within our credit facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section to this Report. See “Item 15. Exhibits, Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

While the Company does allow for its officers and directors to enter into trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1 with the Company’s prior approval, during the quarter ended December 31, 2023, none of the Company's directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is contained in Part I of this Form 10-K under the caption “Information About Our Executive Officers”.

The following table sets forth information regarding our directors as of March 15, 2024:

Name	Age	Position
Brad W. Martin	48	Chief Executive Officer and Director
Michael T. Prior	59	Executive Chairman and Director
Bernard J. Bulkin	82	Director
Richard J. Ganong	60	Director
April V. Henry	54	Director
Derek G. Hudson	68	Director
Patricia A. Jacobs	60	Director
Pamela F. Lenehan	71	Director

Employee Director

Brad W. Martin

Mr. Martin was named our Chief Executive Officer and a member of our Board of Directors in 2024. Mr. Martin served as our Chief Operating Officer from 2018 to 2023. Prior to joining us in 2018, he served as Chief Operating Officer for Senet Inc., a leading “low power wide area network” (LPWAN) operator and global service provider. From 2013 through 2015, Mr. Martin served as Senior Vice President and Chief Quality Officer with Extreme Networks, a global leader in software-driven networking solutions for Enterprise and Service Provider customers. Between 2008 and 2013, he served as Vice President of Engineering Operations and Quality with Siemens Enterprise Communications and Enterasys Networks, delivering voice and data networking hardware and software solutions to global enterprises. Mr. Martin holds a Bachelor of Science, Mechanical Engineering from the University of Maine, is a published author and featured industry speaker.

Non-Employee Directors

Michael T. Prior

Executive Chairman

Mr. Prior is the Executive Chairman of the Board of Directors and previously served as our President and Chief Executive Officer from December 2005 through December 2023. He is also a member of our Investment Committee. He was elected to the Board in May 2008 and had been an officer of the Company since 2003. Previous to joining the Company, Mr. Prior was a partner with Q Advisors LLC, a Denver based investment banking and financial advisory firm focused on the technology and telecommunications sectors.  Mr. Prior began his career as a corporate attorney with Cleary Gottlieb Steen & Hamilton LLP in London and New York.  He received a B.A. degree from Vassar College and a J.D. degree summa cum laude from Brooklyn Law School. Mr. Prior currently serves on the Board of Directors and Executive Committee of the Competitive Carriers Association.

Dr. Bernard J. Bulkin

Dr. Bernard Bulkin has been a director of ours since March 2016 and is the Independent Lead Director of our Board of Directors. He is also Chair of our Nominating and Corporate Governance Committee and a member of our Audit Committee. Dr. Bulkin is also a shareholder director of a holding company for the Company's renewable energy business operating under the "Vibrant" name in India. He held several senior management roles throughout his approximately twenty-year career at British Petroleum, including Director of the refining business, Vice President Environmental Affairs, and Chief Scientist, and left BP in 2003. He is currently a Director of VH-Global Sustainable Energy Opportunities Plc (LDN:GSEO) (Chairman), and QLM Technology Ltd (Chairman). Dr. Bulkin has served on the boards of Severn Trent plc, Ludgate Investments Limited, HMN Colmworth Ltd., Chemrec AB and REAC Fuel AB, each a Swedish biofuel technology developer, ARQ Ltd, K3 Solar Ltd, and Ze-gen Corporation, a renewable energy company, and chaired the boards of two UK public companies: AEA Technology plc (from 2005 until 2009), and Pursuit Dynamics Plc (from 2011 until 2013). Dr. Bulkin served as Chair of the UK Office of Renewable Energy from 2010 until 2013, was a member of the FTSE Environmental Markets Advisory Committee (2010-2017) and has held several other UK government roles in sustainable energy and transport. He earned a B.S. in Chemistry from the Polytechnic Institute of Brooklyn and a Ph.D. in Physical Chemistry from Purdue University. Dr. Bulkin is Emeritus Professorial Fellow at the University of Cambridge and is the author of Crash Course (2015) and Solving Chemistry (2019). He was awarded the Honour of Officer of the Order of the British Empire (OBE) in the 2017 New Year Honours List.

Richard J. Ganong

Mr. Ganong has been a director of ours since June 2018 and is Chair of our Compensation Committee and a member of our Investment Committee. Mr. Ganong has more than 25 years of experience in the financial services industry with a focus on venture capital and hedge fund investing. He was a Partner at the Tudor Investment Corporation, an internationally recognized diversified investment management firm, from 1993 to 2009, including as a Partner from 2000 to 2009, and was a founding General Partner of the Tudor Venture Group which managed a series of funds providing growth capital to private companies in various information technology industries. Mr. Ganong was the Senior Vice President of Development and Alumni Relations at Bowdoin College from 2014 to 2016 and most recently founded Five Pine Partners, an investment and advisory boutique. Mr. Ganong also is an emeritus member of the Board of Overseers at The Tuck School at Dartmouth. He is currently a member of the Board of Directors for LMCG Investments, LLC. Mr. Ganong holds a Bachelor of Arts from Bowdoin College and an M.B.A from the Tuck School at Dartmouth.

April V. Henry

Ms. Henry has been a director of ours since March 2022. She is the Chair of our Investment Committee and a member of our Compensation Committee. She is the Managing Partner of Hawkeye Digital, a management consulting firm that is focused on driving revenue growth, core decision-making and business and human capital transformation for businesses at critical points in their growth cycle. Previously, Ms. Henry was a director of SciPlay Corporation (Nasdaq: SCPL) until its sale to Light & Wonder in 2023. Previously, Ms. Henry was General Partner of Defiance Capital from 2022 to 2023, the Executive Vice President of Corporate Development for Science Inc. and Science Strategic Acquisition Corp. Alpha (Nasdaq: SSAA) from 2020 to 2022, Co-Founder and Chief Revenue Officer of Equell, Inc. from 2018 to 2019, a Senior Vice President of Business Development at NBC Universal, LLC from 2016 to 2018, and the Chief of Staff of Development and Vice President of Corporate Development of Yahoo, Inc. from 2011 to 2015. Prior to that, Ms. Henry spent a number of years in the early part of her career with Morgan Stanley as a research analyst covering telecommunications and technology companies and held positions with Index Ventures and News Corporation. Ms. Henry is on the Advisory Board of Evalla Advisors LLC and a special advisor to S4 Capital, PLC. Ms. Henry received her undergraduate degree in Political Science from Columbia University.

Derek G. Hudson

Mr. Hudson has been a director of ours since June 2023 and is a member of our Audit and Investment Committees. Mr. Hudson currently serves as the Chairman of the Board of Scotia Bank Trinidad and Tobago Limited and has been a member of the Board since June 2016. Following his retirement from his role as Shell's Vice President and Country Chairman, Trinidad & Tobago from June 2016 to June 2019, Mr. Hudson most recently served as a business advisor to Shell's Integrated Gas Business until June 2021. Prior to the combination of Royal Dutch Shell and BG Group in February 2016, Mr. Hudson served as President and Asset General Manager of BG Trinidad & Tobago from 2007 to 2012 and thereafter assumed a similar role for BG in East Africa, covering Tanzania, Kenya, and Madagascar. Mr. Hudson joined BG Group in 1995 and held previous roles as Vice President of one of BG's UK upstream businesses from 2000 to 2004 and Chief of Staff in Trinidad and Tobago from 2005 to 2007. Mr. Hudson also has served on the board of Atlantic LNG, a joint venture owned by Shell, BP, and the National Gas Company of Trinidad and Tobago, and currently is a Non-Executive Director of Trinity Energy, a UK registered independent company focused on Trinidad and Tobago. He also has served on NGOs and other voluntary organizations in Trinidad and Tobago and performed the role of Non-Executive Chairman of the Port Authority of Trinidad and Tobago from 2005-2010.

Patricia A. Jacobs

Ms. Jacobs has been a director of ours since June 2023 and is a member of our Compensation and Nominating and Corporate Governance Committees. Ms. Jacobs held several leadership positions during her 37-year career in telecommunications, energy, and government, including President, New England Region for AT&T from 2010 to 2020, and President, Northern Region from March 2020 until her retirement from the company in November 2022. Prior to such positions, Ms. Jacobs served as Vice President for International Public Affairs, where she led international initiatives and corporate reputation campaigns globally; and Regional Vice President for Federal Public Affairs, where she worked on several mergers and a wide range of federal legislative and regulatory matters. Prior to joining AT&T, Ms. Jacobs served as an aide to then Congressman Edward J. Markey (D-MA) at the Subcommittee on Energy and Power, as a member of the staff of the Massachusetts Senate's Commerce and Labor Committee. Ms. Jacobs was appointed to the Board of Directors of the Massachusetts Port Authority in 2016, and she currently serves as Chair of the Board, and Chairs the Human Resources & Compensation, and Diversity Committees. Ms. Jacobs also serves on the board of Avangrid (NYSE: NGR) and is a member of the Compensation and Nominating and the Unaffiliated Committees. Additionally, she is Vice Chair of the New England Council and serves on the boards of the JFK Presidential Library Foundation, the Boys and Girls Clubs of Boston, and is on the Leadership Council for Home Base (a partnership of Mass General Hospital and the Red Sox Foundation). Ms. Jacobs holds a B.A. from the University of Texas at Austin, and an M.A. and Ph. D in Political Science from Boston College.

Pamela F. Lenehan

Ms. Lenehan has been a director of ours since June 2020 and is Chair of our Audit Committee and a member of our Nominating and Corporate Governance Committee. Ms. Lenehan spent more than 20 years in financial services. Ms. Lenehan founded Ridge Hill Consulting, LLC in 2002 and currently serves as President. Previously, she served as Chief Financial Officer of Convergent Networks, a high technology start-up and was Senior Vice President, Corporate Development and Treasurer of Oak Industries, a NYSE-listed manufacturer of telecommunications components. She previously served as a Managing Director in Investment Banking for 14 years at Credit Suisse First Boston and started her career in corporate banking at Chase Manhattan Bank. Ms. Lenehan also is a director of the Center for Women & Enterprise, the National Association of Corporate Directors New England Chapter, and is co-chair of the Boston Chapter of Women Corporate Directors. Ms. Lenehan previously served on the boards of Rithm Capital, Monotype Imaging, Civitas Solutions, American Superconductor, Spartech Corporation and Avid Technology. Ms. Lenehan has a B.A. in Mathematical Economics, Cum Laude and with Honors, and a M.A. in Economics from Brown University. Ms. Lenehan holds a NACD Director Certification from the National Association of Corporate Directors.

Additional information required by this Item 10 will be set forth in our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be set forth in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be set forth in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be set forth in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be set forth in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item 15.
(2)	Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2021, 2022, and 2023 which appears on page F-59 hereof.
(3)	Exhibits. The exhibits listed below are filed herewith in response to this Item 15.

EXHIBIT INDEX

to Form 10-K for the Year Ended December 31, 2023

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

10.10	ⱡ	Form of Severance Agreement with Non-CEO Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on March 19, 2019).
10.11	ⱡ	Form of Severance Agreement with Non-CEO Executive Officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-12593) filed on March 15, 2023).
10.12	ⱡ	Form of Severance Agreement with Chief Executive Officer (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-12593) filed on March 15, 2023).

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

10.38	ATN International, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on June 13, 2023).
10.39

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on June 13, 2023).

10.40

Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on June 13, 2023).

10.41

Credit Agreement, dated as of July 13, 2023, among ATN International, Inc. as Borrower, CoBank, ACB, as Administrative Agent, Fifth Third Bank, N.A., MUFG Bank, Ltd. and the Guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on July 17, 2023).

10.42

Carrier Managed Services Master Agreement, dated as of May 10, 2023, between Commnet Wireless LLC, a wholly owned subsidiary of ATN International, Inc., and Cellco Partnership d/b/a Verizon Wireless (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on August 9, 2023).

10.43

Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2023 Equity Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on August 9, 2023).

10.44

Offer Letter and Restricted Covenant Agreement by and between ATN International, Inc. and Carlos Dogloli, dated November 13, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on November 16, 2023).

10.45	*

Third Amendment and Confirmation Agreement, effective as of December 19, 2023, among Commnet Finance, LLC, as Borrower, Commnet Wireless, LLC, as Originator and Servicer, ATN International, Inc., as Limited Guarantor, CoBank, ACB, as Administrative Agent and the Lenders party thereto.

10.46	*

Fourth Amendment to Network Build and Maintenance Agreement dated as of the December 21, 2023 and effective as of the 30th day of September, 2023, by and between Commnet Wireless, LLC and AT&T Mobility LLC.

21	*	Subsidiaries of ATN International, Inc.
23.1	*	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	*	ATN International, Inc. Executive Compensation Recoupment Policy.
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101).

ⱡ	Management contract or compensatory plan or arrangement.
*	Filed herewith.

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

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on the 15th day of March, 2024.

ATN International, Inc.
By:	/s/ brad w. martin

Brad W. Martin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2024.

Signature	Title
/s/ brad w. martin	Chief Executive Officer
Brad W. Martin	(Principal Executive Officer)

/s/ Justin D. Benincasa	Chief Financial Officer
Justin D. Benincasa	(Principal Financial and Accounting Officer)

/s/ Michael T. Prior	Chairman and Director
Michael T. Prior

/s/ Bernard J. Bulkin	Director
Bernard J. Bulkin

/s/ Richard J. Ganong	Director
Richard J. Ganong

/s/ APRIL V. HENRY	Director
April V. Henry

/s/ derek g. hudson	Director
Derek Hudson

/s/ patricia a. jacobs	Director
Patricia Jacobs

/s/ Pamela F. Lenehan	Director
Pamela F. Lenehan

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

December 31, 2023, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ATN International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ATN International, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill impairment assessment for a certain reporting unit in the US Telecom segment

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $40.1 million as of December 31, 2023. The goodwill balance associated with the US Telecom segment was $35.3 million, and all of the US Telecom segment’s goodwill is associated with a certain reporting unit. Management assesses goodwill for impairment on an annual basis in the fourth quarter or more frequently when events or circumstances occur indicating that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit an impairment charge is recorded equal to the excess, but not more than the total amount of goodwill allocated to the reporting unit. For its annual impairment analysis, as of October 1, 2023, the Company performed a quantitative analysis for the goodwill held in its US Telecom segment, and the quantitative analysis indicated that the fair value of the reporting unit exceeded its carrying value. Management determined the fair value of the reporting unit using the income approach. The income approach is based on a discounted cash flow model. The discounted cash flow model requires the exercise of significant judgment, including judgments and assumptions about appropriate discount rates and revenue growth.

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

March 15, 2024

We have served as the Company’s auditor since 2002.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(In Thousands, Except Share Data)

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$49,225	$54,660
Restricted cash	12,942	5,068
Short-term investments	300	300
Accounts receivable, net of allowances for credit losses of $16.4 million and $15.2 million, respectively	138,616	86,816
Customer receivable	7,249	5,803
Inventory, materials and supplies	19,133	17,902
Prepayments and other current assets	53,807	59,139
Total current assets	281,272	229,688

Fixed Assets, net	1,080,659	1,055,954
Telecommunication licenses, net	113,319	113,698
Goodwill	40,104	40,104
Intangible assets, net	19,585	31,992
Operating lease right-of-use assets	99,335	108,702
Customer receivable - long term	45,676	46,706
Other assets	103,764	81,025
Total assets	$1,783,714	$1,707,869
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$24,290	$6,173
Current portion of customer receivable credit facility	7,110	6,073
Accounts payable and accrued liabilities	182,069	155,224
Dividends payable	3,701	3,310
Accrued taxes	10,876	7,335
Current portion of lease liabilities	15,164	15,457
Advance payments and deposits	49,984	39,608
Total current liabilities	293,194	233,180
Deferred income taxes	19,775	28,650
Lease liabilities, excluding current portion	76,936	83,319
Deferred revenue, long-term	64,035	72,543
Other liabilities	74,531	65,877
Customer receivable credit facility, net of current portion	38,943	39,275
Long-term debt, excluding current portion	492,580	415,727
Total liabilities	1,059,994	938,571
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	60,094	55,152
Common redeemable noncontrolling interests	25,823	37,317
Total redeemable noncontrolling interests	85,917	92,469
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,702,476 and 17,584,057 shares issued, respectively, 15,421,481 and 15,763,341 shares outstanding, respectively	173	173
Treasury stock, at cost; 2,280,995 and 1,820,716 shares, respectively	(90,447)	(73,825)
Additional paid-in capital	205,797	198,449
Retained earnings	417,282	449,806
Accumulated other comprehensive income	8,268	6,210
Total ATN International, Inc. stockholders’ equity	541,073	580,813
Noncontrolling interests	96,730	96,016
Total equity	637,803	676,829
Total liabilities, redeemable noncontrolling interests and equity	$1,783,714	$1,707,869

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31, 2023, 2022 and 2021

(In Thousands, Except Per Share Data)

	December 31,
	2023	2022	2021
REVENUE:
Communication services	$735,082	$692,221	$549,620
Construction	10,629	15,762	35,889
Other	16,505	17,762	17,198
Total revenue	762,216	725,745	602,707
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	319,723	312,895	249,322
Cost of construction revenue	10,345	15,763	36,055
Selling, general and administrative	242,697	224,399	181,702
Stock-based compensation	8,535	7,406	6,581
Transaction-related charges	551	4,798	10,221
Restructuring expenses	11,228	—	—
Depreciation and amortization	141,627	135,137	102,731
Amortization of intangibles from acquisitions	12,636	13,016	7,775
Goodwill impairment	—	—	20,587
(Gain) loss on disposition of assets and contingent consideration	1,699	4,389	2,759
Total operating expenses	749,041	717,803	617,733
Income from operations	13,175	7,942	(15,026)
OTHER INCOME (EXPENSE)
Interest income	476	174	132
Interest expense	(42,686)	(20,417)	(9,614)
Other income	1,496	4,245	1,821
Other income (expense)	(40,714)	(15,998)	(7,661)
LOSS BEFORE INCOME TAXES	(27,539)	(8,056)	(22,687)
Income tax benefit	(8,785)	(473)	(1,878)
NET LOSS	(18,754)	(7,583)	(20,809)
Net (income) loss attributable to noncontrolling interests, net of tax (benefit) expense of $(2.3) million, $(0.8) million and $(0.4) million respectively	4,216	1,938	(1,299)
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(14,538)	$(5,645)	$(22,108)
NET LOSS PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(1.25)	$(0.67)	$(1.52)
Diluted	$(1.25)	$(0.67)	$(1.52)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,595	15,751	15,867
Diluted	15,595	15,751	15,867
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.87	$0.72	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2023, 2022, and 2021

(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(18,754)	$(7,583)	$(20,809)
Other comprehensive income:
Foreign currency translation adjustment net of tax expense of $0, $(0.2) million, and $0.4 million	229	(1,385)	(689)
Projected pension and postretirement benefit obligations, net of tax expense of $0 million, $(0.2) million and $(0.1) million, respectively	2,035	2,428	5,014
Reclassification of loss on pension settlement, net of $(0.2) and $(0.8) million of tax	195	915	—
Reclassification of foreign currency (gains) losses on assets, net of tax expense of $0, $0.2 million, and $0	1,348	(500)	—
Unrealized gain on derivatives net of tax expense of $0.6 million, $0, and $0	(1,749)	(21)	170
Other comprehensive income (loss), net of tax	2,058	1,437	4,495
Comprehensive loss	(16,696)	(6,146)	(16,314)
Less: Comprehensive (income) loss attributable to noncontrolling interests	4,216	1,938	(1,299)
Comprehensive loss attributable to ATN International, Inc.	$(12,480)	$(4,208)	$(17,613)

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2023, 2022 and 2021

(In Thousands, Except Share Data)

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2022	$173	$(73,825)	$198,449	$449,806	$6,210	$580,813	$96,016	$676,829
Purchase of 460,279 shares of common stock	—	(16,622)	—	—	—	(16,622)	—	(16,622)
Stock-based compensation	—	—	7,857	—	—	7,857	678	8,535
Dividends declared on common stock ($0.87 per common share)	—	—	—	(13,566)	—	(13,566)	(4,039)	(17,605)
Repurchase of noncontrolling interests	—	—	(509)	—	—	(509)	(2,681)	(3,190)
Accrued dividend - redeemable preferred units	—	—	—	(4,942)	—	(4,942)	—	(4,942)
Deemed dividend - redeemable common units	—	—	—	522	—	522	10,972	11,494
Comprehensive income:
Net income (loss)	—	—	—	(14,538)	—	(14,538)	(4,216)	(18,754)
Other comprehensive income (loss)	—	—	—	—	2,058	2,058	—	2,058
Total comprehensive income	—	—	—	(14,538)	2,058	(12,480)	(4,216)	(16,696)
Balance, December 31, 2023	$173	$(90,447)	$205,797	$417,282	$8,268	$541,073	$96,730	$637,803

Balance, December 31, 2021	$172	$(71,714)	$192,132	$475,887	$4,773	$601,250	$101,003	$702,253
Issuance of 107,515 common units	1	—	—	—	—	1	—	1
Purchase of 57,115 shares of common stock	—	(2,111)	—	—	—	(2,111)	—	(2,111)
Stock-based compensation	—	—	6,779	—	—	6,779	572	7,351
Dividends declared on common stock ($0.72 per common share)	—	—	—	(11,346)	—	(11,346)	(3,531)	(14,877)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	22	22
Repurchase of noncontrolling interests	—	—	(462)	—	—	(462)	(4,429)	(4,891)
Accrued dividend - redeemable preferred units	—	—	—	(4,856)	—	(4,856)	—	(4,856)
Deemed dividend - redeemable common units	—	—	—	(4,234)	—	(4,234)	4,317	83
Comprehensive income:
Net income (loss)	—	—	—	(5,645)	—	(5,645)	(1,938)	(7,583)
Other comprehensive income (loss)	—	—	—	—	1,437	1,437	—	1,437
Total comprehensive income	—	—	—	(5,645)	1,437	(4,208)	(1,938)	(6,146)
Balance, December 31, 2022	$173	$(73,825)	$198,449	$449,806	$6,210	$580,813	$96,016	$676,829

Balance, December 31, 2020	$172	$(59,456)	$187,754	$516,901	$278	$645,649	$108,687	$754,336
Purchase of 139,784 shares of common stock	—	(12,258)	—	—	—	(12,258)	—	(12,258)
Stock-based compensation	—	—	6,182	—	—	6,182	334	6,516
Exercise of stock options	—	—	383	—	—	383	—	383
Noncontrolling interest in equity acquired	—	—	—	—	—	—	796	796
Dividends declared on common stock ($0.68 per common share)	—	—	—	(10,780)	—	(10,780)	(5,468)	(16,248)
Accrued dividend - redeemable preferred units	—	—	—	(1,962)	—	(1,962)	—	(1,962)
Repurchase of noncontrolling interests	—	—	(2,187)	—	—	(2,187)	(10,809)	(12,996)
Deemed dividend - redeemable common units	—	—	—	(6,164)	—	(6,164)	6,164	—
Comprehensive income (loss):
Net income (loss)	—	—	—	(22,108)	—	(22,108)	1,299	(20,809)
Other comprehensive loss	—	—	—	—	4,495	4,495	—	4,495
Total comprehensive income	—	—	—	(22,108)	4,495	(17,613)	1,299	(16,314)
Balance, December 31, 2021	$172	$(71,714)	$192,132	$475,887	$4,773	$601,250	$101,003	$702,253

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023, 2022 and 2021

(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(18,754)	$(7,583)	$(20,809)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	141,627	135,137	102,731
Amortization of intangibles from acquisitions	12,636	13,016	7,775
Provision for doubtful accounts	5,012	6,693	4,850
Amortization of debt discount and debt issuance costs	2,431	2,014	1,275
(Gain) loss on disposition of assets and contingent consideration	1,699	4,387	2,759
Stock-based compensation	8,535	7,406	6,581
Deferred income taxes	(16,756)	(7,452)	(6,612)
Loss on pension settlement	369	1,725	—
(Gain) loss on investments	(4,201)	(5,656)	86
Goodwill impairment	—	—	20,587
Unrealized gain on foreign currency	—	—	(81)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(19,785)	(10,385)	(4,900)
Customer receivable	(416)	(8,713)	(32,955)
Prepaid income taxes	739	6,206	84
Accrued taxes	7,062	2,981	(3,953)
Materials and supplies, prepayments, and other current assets	7,666	(15,525)	(5,297)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	2,430	(125)	11,681
Other assets	(10,079)	(9,979)	(226)
Other liabilities	(8,583)	(11,235)	(3,028)
Net cash provided by operating activities	111,632	102,912	80,548
Cash flows from investing activities:
Capital expenditures	(163,297)	(160,114)	(96,442)
Government capital programs
Amounts disbursed	(32,871)	(7,905)	(9,700)
Amounts received	31,873	2,853	7,517
Purchases of strategic investments	(1,055)	(2,750)	(6,399)
Sale of businesses, net of transferred cash of $0	—	1,835	18,597
Spectrum sales and deposits refunded	576	1,136	—
Proceeds from strategic investments	—	15,745	—
Purchase of spectrum; including deposits	—	(1,068)	—
Acquisition of businesses	1,314	(18,044)	(340,152)
Purchase of investments - employee benefit plan	(2,124)	—	—
Proceeds from investments - employee benefit plan	472	—	—
Proceeds from sale of assets	—	1,067	—
Net cash used in investing activities	(165,112)	(167,245)	(426,579)
Cash flows from financing activities:
Dividends paid on common stock	(13,178)	(10,708)	(10,813)
Distributions to noncontrolling interests	(4,039)	(3,531)	(7,468)
Payment of debt issuance costs	(3,906)	(873)	(6,568)
Finance lease payments	(1,375)	(1,069)	—
Term loan - repayments	(6,959)	(5,222)	(8,758)
Term loan - borrowings	130,000	20,000	210,000
Revolving credit facility – borrowings	159,414	115,250	97,000
Revolving credit facility – repayments	(185,293)	(72,250)	(33,500)
Proceeds from mezzanine equity	—	—	71,533
Proceeds from customer receivable credit facility	7,300	15,425	37,321
Repayment of customer receivable credit facility	(6,712)	(4,960)	(1,828)
Purchases of common stock – stock- based compensation	(1,473)	(1,169)	(1,713)
Purchases of common stock – share repurchase plan	(14,999)	(942)	(10,546)
Proceeds from exercise of stock options	—	—	383
Investments made by minority shareholders in consolidated affiliates	—	22	—
Repurchases of noncontrolling interests	(2,861)	(4,891)	(13,312)
Contingent consideration paid for business acquisition	—	(1,718)	—
Net cash provided by financing activities	55,919	43,364	321,731
Net change in cash, cash equivalents, and restricted cash	2,439	(20,969)	(24,300)
Total cash, cash equivalents, and restricted cash, beginning of period	59,728	80,697	104,997
Total cash, cash equivalents, and restricted cash, end of period	$62,167	$59,728	$80,697
Supplemental cash flow information:
Interest paid	$39,251	$19,924	$8,231
Taxes paid	$2,898	$3,241	$3,969
Dividends declared, not paid	$3,701	$3,310	$2,672
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses
Amounts accrued for reimbursable capital expenditures from government capital programs	$31,769	$—	$—
Amounts accrued for non-reimbursable capital expenditures	$25,521	$27,811	$22,093

The accompanying notes are an integral part of these consolidated financial statements.

1. ORGANIZATION AND BUSINESS OPERATIONS

The Company is a leading provider of digital infrastructure and communications services with a focus on rural and remote markets in the United States, and internationally, including Bermuda and the Caribbean region.

The Company has developed significant operational expertise and resources that it uses to augment its capabilities in its local markets. With this support, the Company’s operating subsidiaries are able to improve their quality of service with greater economies of scale and expertise than would typically be available in the size markets they operate in. The Company provides management, technical, financial, regulatory, and marketing services to its operating subsidiaries and typically receives a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. The Company also actively evaluates investment opportunities and other strategic transactions, both domestic and international, and generally looks for those that it believes fit the Company’s profile of telecommunications businesses and have the potential to complement the Company’s “First-to-Fiber” and “Glass & Steel™” approach in markets while keeping a focus on generating excess operating cash flows over extended periods of time. The Company uses the cash generated from its operations to maintain an appropriate ratio of debt and cash on hand and to re-invest in organic growth, to fund capital expenditures, to return cash to its stockholders through dividends or stock repurchases, and make strategic investments or acquisitions.

As of December 31, 2023, the Company offered the following types of services to its customers:

●	Mobile Telecommunications Services. The Company offers mobile communications services over its wireless networks and related equipment (such as handsets) to both business and consumer customers.

●	Fixed Telecommunications Services. The Company provides fixed data and voice telecommunications services to business and consumer customers. These services include consumer broadband and high-speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. The Company delivers services to other telecommunications providers including the leasing of critical network infrastructure such as tower and transport facilities, wholesale roaming and long distance voice services, site maintenance and international long-distance services.

●	Managed Services. The Company provides information technology services such as network, application, infrastructure and hosting services to both its business and consumer customers to complement its fixed services in its existing markets.

Through December 31, 2023, the Company identified two operating segments to manage and review its operations and to facilitate investor presentations of its results. These operating segments are as follows:

●	International Telecom. In the Company’s international markets, it offers fixed services, mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the United States, the Company offers fixed services, carrier services, and managed services to business customers and consumers in Alaska and the western United States. As of December 31, 2023 the Company provided mobility services to retail customers in the western United States.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served during 2023:

International Telecom			US Telecom
Services	Markets	Tradenames	Services	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT, Viya	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya	Carrier Services	United States	Alaska Communications, Commnet, Essextel, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT, Viya, Brava	Managed Services	United States	Alaska Communications, Choice

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less at date of purchase to be cash equivalents. The Company places its cash and temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2023, the Company had $21.8 million of its cash on deposit with noninsured institutions such as corporate money market issuers and cash held in foreign banks. The Company’s cash and cash equivalents are not subject to any restrictions (see Note 8). As of December 31, 2023 and 2022, the Company held $5.7 million and $4.9 million, respectively, of its cash in Guyana dollars. While there are risks associated with the conversion of Guyana dollars to US dollars due to limited liquidity in the Guyana foreign currency markets, to date it has not prevented the Company from converting Guyana dollars into US dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

Restricted Cash

The Company classifies cash that is legally restricted as to withdrawal or usage as restricted cash. Restricted cash as of December 31, 2023 and December 31, 2022 primarily relates to cash that is restricted for regulatory purposes.

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

The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. In periods subsequent to initial measurement, period-to-period changes in the liability for an asset retirement obligation resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized. The increase in the carrying value of the associated long-lived asset is depreciated over the corresponding estimated economic life. Other liabilities within the consolidated balance sheets include accruals of $11.4 million and $10.3 million as of December 31, 2023 and 2022, respectively, for estimated costs associated with asset retirement obligations.

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

The Company did not record any fixed asset impairments for the years ended December 31, 2023, 2022 or 2021.

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

The Company performed its annual impairment assessment of its goodwill and indefinite-lived intangible assets (telecommunications licenses) for the years ended December 31, 2023 and 2022 and no impairment were identified . See Note 7 for a discussion of the Company’s impairment of a portion of its goodwill within its International Telecom segment during the year ended December 31, 2021.

Other Intangible Assets

Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of the assets acquired. These include acquired customer relationships and trade names. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions by management, including revenue growth rates, customer attrition rates, royalty rates, discount rates and projected future cash flows.

Customer relationships and trade names are amortized over their estimated lives ranging from 5-13 years and 6-15 years, respectively, based on the pattern in which economic benefit of the customer relationship is estimated to be realized. The Company evaluates intangible assets subject to amortization annually for impairment.

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

Redeemable Noncontrolling Interests

The redeemable noncontrolling interests in the accompanying consolidated balance sheets reflect common and preferred units issued in conjunction with the Company’s acquisition of Alaska Communication and common units issued in conjunction with the Company’s acquisition of Sacred Wind.  (Refer to Note 5).  Generally, the holders of these instruments have the ability to sell the instrument to a subsidiary of the Company in a future period. The common redeemable noncontrolling interests are recorded at the greater of historical cost or fair value.  Historical cost is calculated as the original investment adjusted for subsequent capital contributions and distributions as well as the applicable share of earnings or losses. The fair value is calculated using a market approach and level 3 inputs. If the historical cost is more than the fair value at the end of the reporting period no adjustment is recorded, if the fair value is greater than the historical cost the value of the instrument is adjusted to the fair value with the offsetting amount recorded to retained earnings. The preferred redeemable noncontrolling interests are recorded at cost plus accrued dividends.

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

Changes in Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), by component, were as follows (in thousands):

	Projected
	Pension and
	Postretirement Benefit	Translation
	Obligations	Adjustment	Other	Total

Balance at December 31, 2020	$(570)	$997	$(149)	$278
Unrecognized actuarial gain, net of tax of $(0.1) million	5,014	—	—	5,014
Foreign currency translation adjustment	—	(689)	—	(689)
Interest rate swap	—	—	170	170
Balance at December 31, 2021	4,444	308	21	4,773
Unrecognized actuarial gain, net of tax of $(0.2) million	2,428	—	—	2,428
Pension settlement, net of tax of $(0.8) million	915	—	—	915
Reclassification of foreign currency losses on investments sold, net of tax of $0.2 million	—	(500)	—	(500)
Foreign currency translation adjustment	—	(1,385)	—	(1,385)
Interest rate swap	—	—	(21)	(21)
Balance at December 31, 2022	7,787	(1,577)	—	6,210
Unrecognized actuarial gain, net of tax of $0	2,035	—	—	2,035
Pension settlement, net of tax of $(0.2) million	195	—	—	195
Reclassification of foreign currency losses on investments, net of tax of $0	—	1,348	—	1,348
Foreign currency translation adjustment	—	229	—	229
Interest rate swap, net of tax of $0.6 million	—	—	(1,749)	(1,749)
Balance at December 31, 2023	$10,017	$—	$(1,749)	$8,268

Amounts reclassified from accumulated other comprehensive income to net income for pension and other postretirement benefits plans were $0.2 million, $0.9 million, and $(34) thousand for the years ended December 31, 2023, 2022, and 2021, respectively. Additionally, $1.3 million and $(0.5) million was reclassified from accumulated other comprehensive income to net income as a result of the foreign currency translation adjustments losses on assets sold during the years ended December 31, 2023 and 2022, respectively.

Revenue Recognition

The Company earns revenue from its telecommunication operations. The Company recognizes revenue through the following steps:

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

For both Fixed and Mobility revenue contracts, management considers transactions where customers purchase subsidized or discounted equipment and services to be a single contract. For these contracts, the transaction price is allocated to the equipment and service based on their standalone selling prices. The standalone selling price is based on the amount the Company charges for the equipment and service to similar customers. Equipment revenue is recognized when the equipment is delivered to customers and service revenue is recognized as service is rendered.

Carrier Services revenue is generated from providing services to other telecommunications providers such as wholesale roaming, the leasing of critical network infrastructure such as tower and transport facilities, site maintenance, and international long-distance services. Revenue is recognized over time as the service is rendered to the customer.

In July 2019 the Company entered into a Network Build and Maintenance Agreement (the “FirstNet Agreement”) with AT&T Mobility, LLC (“AT&T”) to build a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) as well as a commercial wireless network in or near the Company’s current operating area in the western United States (the “FirstNet Transaction”). The FirstNet transaction includes construction and service performance obligations. The Company allocated the transaction price of the FirstNet Agreement to each performance obligation based on the relative standalone selling price of each performance obligation in the contract. The standalone selling price is the estimated price the Company would charge for the good or service in a separate transaction with similar customers in similar circumstances. The construction revenue is recognized when the assets are delivered and the service revenue is recognized over time as the service is rendered to the customer. The current portion of receivables under this agreement is recorded in customer receivable and the long-term portion is recorded in customer receivable long-term on the Company’s balance sheet

In May 2023, the Company amended its current roaming agreement and entered into a carrier management services agreement with Verizon Wireless (“Verizon CMS Agreement”). The transaction includes service performance obligations under which revenue is recognized over time. The Company allocates the transaction price of these agreements to each performance obligation based on the relative standalone selling price of each performance obligation in the contracts. The standalone selling price is the estimated price the Company would charge for the good or service in a separate transaction with similar customers in similar circumstances.

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

Revenue Recognition-Other Revenue

Other revenue consists of Managed Services revenue. Managed services revenue is generated from information technology services such as network, application, infrastructure, and hosting services to both business and consumer customers. The revenue is recognized as the service is delivered to customers.

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

The Company acquired $92.7 million of contract liabilities in its acquisition of Alaska Communications. This balance is being amortized into revenue over the remaining life of the revenue contracts. At December 31, 2023, $68.7 million of this balance remains as a contract liability.

Contract Acquisition Costs

The Company pays sales commissions to its employees and agents for obtaining customer contracts. These costs are incremental because they would not have been incurred if the contract was not obtained. The Company recognizes an asset for these costs in Other assets on the Company’s consolidated balance sheets and subsequently amortizes the asset on a systematic basis consistent with the pattern of the transfer of the services to the customer. The amortization period, which is between 2 and 6 years, considers both the original contract period as well as anticipated contract renewals as appropriate. The amortization period also includes contract renewals when renewal commissions are not commensurate with new commissions. The Company estimates contract renewals based on its actual renewals in recent periods. When the expected amortization period is one year or less the Company utilizes the practical expedient and expenses the costs as incurred.

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

The Company assists third parties in the government grant funding application process. Under these arrangements the Company is identified as a sub-recipient of the grant. The Company evaluates these agreements under lease accounting guidance. Generally, the Company provides construction and network operation services to the grant recipient. During the construction phase the Company records cash receipts and disbursements on its balance sheet and will not record a gain or loss on construction. Upon construction completion, the Company will record a finance lease asset which will include payments made to the lessor and exclude lease incentives.

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

Restructuring expenses. In order to reduce the Company’s US Telecom and International Telecom segments’ cost structure to an optimal level needed to support the segment’s operations going forward, the Company incurred certain network termination and reduction in force costs totaling $11.2 million for the year ended December 31, 2023. A summary of the costs is below:

	US	International
	Telecom	Telecom	Total
Employee termination benefits	$1,960	$3,491	$5,451
Contract termination costs	5,777	—	5,777
Total	$7,737	$3,491	$11,228

The charge is recorded in Restructuring Expenses on the Company’s Consolidated Income Statements. During the year ended December 31, 2023, the Company paid $5.7 million, recorded a gain of $0.3 million on lease termination, and accrued $5.8 million of the restructuring expenses. In conjunction with the restructuring, the Company terminated $5.6 million of lease right of use assets and $5.9 million of lease liabilities from its balance sheet.

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

(Gain) loss on disposition of assets and contingent consideration. The Company sells or disposes assets from time to time. A gain or loss is recorded by comparing the carrying amount of the assets to the proceeds received. The Company also records losses on assets held for sale if the expected sale price exceeds the carrying value of the assets. A gain or loss is also recorded on changes in the fair value of asset or liability classified contingent consideration from business combinations in the postcombination period.

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

Credit Concentrations and Significant Customers

Historically, the Company has been dependent on a limited number of customers for its wholesale roaming business. For the years ended December 31, 2023 and 2022, no individual customer accounted for more than 10% of consolidated revenue in that year.

For the years ended December 31, 2023, and 2022, no customers accounted for more than 10% of the Company’s consolidated accounts receivable. In addition, at December 31, 2023, the Company recorded $47.3 million of receivables under the FCC’s Replace and Remove Program.

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

Multi-employer Defined Benefit Plan

Certain of the Company’s employees in the US Telecom segment participate in a multi-employer defined pension plan. The Company pays and expenses a contractual hourly amount based on employee classification or base compensation. The accumulated benefits and plan assets are not determined for, or allocated separately to, individual employers.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023
	Significant Other
	Quoted Prices in	Unobservable
	Active Markets	Inputs
Description	(Level 1)	(Level 3)	Total
Short term investments	$300	$—	$300
Other investments	—	1,197	1,197
Employee benefit plan investments	3,014	—	3,014
Alaska Communications redeemable common units	—	(11,063)	(11,063)
Alloy redeemable common units	—	(14,760)	(14,760)
Warrants on Alaska Communications redeemable common units	—	(249)	(249)
Total assets and liabilities measured at fair value	$3,314	$(24,875)	$(21,561)

	December 31, 2022
	Significant Other
	Quoted Prices in	Unobservable
	Active Markets	Inputs
Description	(Level 1)	(Level 3)	Total
Short term investments	$300	$—	$300
Other investments	—	1,616	1,616
Alaska Communications redeemable common units	—	(22,557)	(22,557)
Alloy redeemable common units	—	(14,760)	(14,760)
Warrants on Alaska Communications redeemable common units	—	(654)	(654)
Total assets and liabilities measured at fair value	$300	$(36,355)	$(36,055)

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

	Investments Without a Readily Determinable Fair Value	Fair Value Investments	Equity Investments	Total
Balance, December 31, 2021	$17,820	$1,925	$28,699	$48,444
Sale of Investments(1)	—	—	(13,212)	(13,212)
Income (Loss) recognized	—	435	(2,234)	(1,799)
Contributions / (distributions)	—	(744)	2,750	2,006
Foreign currency loss	—	—	(2,040)	(2,040)
Gain recognized	4,770	—	—	4,770
Balance, December 31, 2022	$22,590	$1,616	$13,963	$38,169
Income (Loss) recognized	2,431	316	93	2,840
Contributions / (distributions)	425	(735)	630	320
Foreign currency loss	—	—	1,578	1,578
Transfers	16,264	—	(16,264)	—
Balance, December 31, 2023	$41,710	$1,197	$-	$42,907

(1)	During 2022, the Company sold an investment previously accounted for using the equity method for $15.7 million of cash. The investment had a book value of $13.2 and the Company recognized a gain of $2.5 million on the transaction.

During the year ended December 31, 2023, the Company lost the ability to exert significant influence over its India solar investment. As a result, the Company transferred $16.3 million from equity method investments to investments without a readily determinable fair value and the accounting for the investment changed to the cost method from the equity method of accounting. Before transitioning to the cost method, the Company recorded income of $0.1 million and reclassified $1.3 million from accumulated other comprehensive income into income.

These investments are included with other assets on the consolidated balance sheets.

Employee benefit plan investments

The Company has deferred compensation arrangements available to covered employees. The obligations of the plans will be settled in cash and the assets are recorded in other current assets on the consolidated balance sheets.

Redeemable Common Units and Warrants

The Company issued redeemable common units, and warrants to purchase additional common units, in a subsidiary of the Company in conjunction with its acquisition of Alaska Communications. The Company also issued redeemable common units in a subsidiary in conjunction with its acquisition of Sacred Wind. (Refer to Note 5). The instruments are redeemable at the option of the holder. Both the common units and warrants to purchase common units are recorded at fair value in the Company’s financial statements. The Sacred Wind put option begins in November 2026 and the Alaska Communications put options begin at the earlier of a qualifying initial public offering of Alaska

Communications or July 2028. The Company calculates the fair value of the instruments using a discounted cash flows and market approach with level 3 inputs.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of the interest rate swap is measured using Level 2 inputs.

The fair value of long-term debt is estimated using Level 2 inputs. At December 31, 2023, the fair value of long-term debt, including the current portion, was $571.6 million and its book value was $562.9 million. At December 31, 2022, the fair value of long-term debt, including the current portion, was $473.7 million and its book value was $467.2 million.z

Net Loss Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Year ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to ATN International, Inc. stockholders- Basic	(14,538)	(5,645)	(22,108)
Less: Preferred dividends	(4,942)	(4,856)	(1,962)
Net Loss attributable to ATN International, Inc. common stockholders- Diluted	$(19,480)	$(10,501)	$(24,070)

Denominator:
Weighted-average shares outstanding- Basic	15,595	15,751	15,867
Weighted-average shares outstanding- Diluted	15,595	15,751	15,867

Redeemable Noncontrolling Interests

Sacred Wind Enterprises

In connection with the Sacred Wind Transaction (see Note 5), the Company has accounted for equity consideration issued as redeemable noncontrolling interests in its consolidated financial statements. The redeemable noncontrolling interests consists of $14.8 million of redeemable common units. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The fair value of the common units is $14.8 million as of December 31, 2023 and 2022.

Alaska Communications

In connection with the Alaska Transaction (see Note 5), the Company has accounted for the Freedom 3 Investment as redeemable noncontrolling interests in its consolidated financial statements. The redeemable noncontrolling interests consists of redeemable common units and redeemable preferred units. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The fair value of the common units was $11.1 million and $22.5 million as of December 31, 2023 and 2022, respectively. The redeemable preferred equity carries a 9% preferred dividend which compounds quarterly. The preferred units contain a put option allowing the holder to sell the preferred units to a subsidiary of the Company at the unpaid issuance price plus unpaid dividends. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The preferred units had a book value of $60.1 million and $55.2 million as of December 31, 2023 and 2022, respectively. The preferred units book value includes an unpaid preferred dividend of $11.8 million and $6.8 million as of December 31, 2023 and 2022, respectively. Lastly, the Company issued warrants in the Alaska Communications operations allowing the holders to purchase an additional 3% of the common units at a fixed price. The value of the warrants was $0.3 million and $0.7 million as of December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023 and 2022 the Company allocated losses of $11.0 million and $4.3 million, respectively, to the redeemable common units representing their proportionate share of operating losses. The Company then compared the book value of the common units to the fair value and the fair value exceeded the book value. As a result, the book value was decreased by $0.5 million and increased by $4.2 million during the years ended December 31, 2022 and 2021, respectively.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for year ended December 31, 2023 and 2022:

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2022	$55,152	$37,317	$92,469
Accrued preferred dividend	4,942	—	4,942
Allocated net loss	—	(10,972)	(10,972)
Change in fair value	—	(522)	(522)
Balance, December 31, 2023	$60,094	$25,823	$85,917

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2021	$50,296	$22,640	$72,936
Issuance of 591 common units	—	14,760	14,760
Accrued preferred dividend	4,856	—	4,856
Allocated net loss	—	(4,317)	(4,317)
Change in fair value	—	4,234	4,234
Balance, December 31, 2022	$55,152	$37,317	$92,469

Stock-Based Compensation

The Company applies the fair value recognition provision of ASU 2018-07, “Compensation—Stock Compensation (Topic 718)” and is expensing the fair value of all stock-based compensation over the vesting periods of such awards within selling, general and administrative expenses in its Income Statement.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Contingent consideration obligations that are elements of the consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Postcombination changes in the fair value of asset or liability classified contingent consideration are recorded in operating income. Acquisition-related costs incurred in connection with a business combination are expensed as incurred.

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

In October 2021, the FASB issued ASC 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” (ASU 2021-08). ASU 2021-08 provides guidance for recognizing and measuring contract assets and contract liabilities acquired in a business combination. Under the standard, revenue contracts are accounted for consistent with how they were recognized and measured in the acquiree’s financial statements. This is a change from previous standards which require contract asset and liabilities to be recognized at fair value. The Company prospectively adopted this standard in the fourth quarter of 2021 and will apply it to all acquisitions during the year ended December 31, 2021 and thereafter. The adoption will generally result in the Company recognizing larger contract liabilities in business combinations. Refer to Note 5.

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

In December 2023, the FASB released ASU 2023-09, titled "Enhancements to Income Tax Disclosures," with the aim of improving the clarity and usefulness of income tax disclosures. The update focuses primarily on enhancing disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 becomes effective for annual reporting periods starting after December 15, 2024, with early adoption permitted. While the changes prescribed by ASU 2023-09 are implemented prospectively, retrospective application is also allowed. The Company has chosen not to early adopt this standard and is currently assessing its potential impact on our consolidated financial statements and accompanying disclosures.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07), which requires that a public entity disclose, on an interim and annual basis, significant segment expense categories and amounts that are regularly provided to its chief operating decision maker (CODM) and included in each reported measure of segment profit or loss. An entity must also disclose, by reportable segment, the amount and composition of other expenses. The standard requires an entity disclose the title and position of its CODM and explain how the CODM uses these reported measures in assessing segment performance and determining how to allocate resources. ASU 2023-07 will be effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 31, 2024, with retrospective application. The standard allows early adoption of these requirements and we are currently evaluating the disclosure impacts of our adoption.

3. REVENUE AND RECEIVABLES

Revenue Accounted for in Accordance with Other Guidance

The Company records revenue in accordance with ASC 606 from contracts with customers and ASC 842 from lease agreements, as well as government grants. Lease revenue recognized under ASC 842 is disclosed in Note 4 and government grant revenue is disclosed in Note 9.

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the periods presented below.

	Year Ended
	2023	2022	2021
Services transferred over time
US Telecom	$326,966	$301,309	$188,405
International Telecom	347,769	332,507	319,357
Solar	-	-	418
Total	674,735	633,816	508,180
Goods and services transferred at a point in time
US Telecom	18,059	29,203	46,433
International Telecom	17,086	14,934	10,928
Total	35,145	44,137	57,361
Total revenue accounted for under ASC 606	709,880	677,953	565,541

Contract Assets and Liabilities

Contract assets and liabilities consisted of the following (amounts in thousands):

	December 31, 2023	December 31, 2022	$ Change	% Change
Contract asset – current	$3,616	$2,932	$684	23.3%
Contract asset – noncurrent	5,509	3,775	1,734	45.9%
Contract liability – current	(30,990)	(27,284)	(3,706)	13.6%
Contract liability – noncurrent	(64,035)	(72,543)	8,508	(11.7)%
Net contract liability	$(85,900)	$(93,120)	$7,220	(7.8)%

The contract asset-current is included in prepayments and other current assets, the contract asset-noncurrent is included in other assets, the contract liability-current is included in advance payments and deposits, and the contract liability-noncurrent is included in deferred revenue, long-term on the Company’s balance sheet. The decrease in the Company’s net contract liability was due to the recognition of contract liabilities as revenue during the year ended December 31, 2023. During the year ended December 31, 2023, the Company recognized revenue of $27.6 million related to its December 31, 2022 contract liability and amortized $3.0 million of the December 31, 2022 contract asset into revenue. During the year ended December 31, 2022, the Company recognized revenue of $25.1 million related to its December 31, 2021 contract liability and amortized $3.6 million of the December 31, 2021 contract asset into revenue. The Company did not recognize any revenue in the years ended December 31, 2022 and 2021 related to performance obligations that were satisfied or partially satisfied in previous periods.

Contract Acquisition Costs

The December 31, 2023 balance sheet includes contract acquisition costs of $11.3 million in other assets. The December 31, 2022 balance sheet includes contract acquisition costs of $8.3 million. During the years ended December 31, 2023, 2022 and 2021 the Company amortized $5.6 million, $3.5 million and $2.8 million, respectively, of contract acquisition cost.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear mobility contracts, which include a promotional discount, and the Company’s construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $494 million and $312 million at December 31, 2023 and December 31, 2022, respectively. The Company expects to satisfy approximately 35% of the remaining performance obligations and recognize the transaction price within 24 months and approximately $53 million annually from 2026 through 2031.

The Company has certain mobility and carrier services contracts where transaction price is allocated to remaining performance obligations. However, the Company omits these contracts from the disclosure by applying the right to invoice, one year or less, any wholly unsatisfied performance obligation practical expedients.

Disaggregation

The Company's revenue is presented on a disaggregated basis in Note 14 based on an evaluation of disclosures outside the financial statements, information regularly reviewed by the chief operating decision maker for evaluating the financial performance of operating segments and other information that is used for performance evaluation and resource allocations. This includes revenue from Communication Services revenue, Construction revenue and Other revenue. Communication Services is further disaggregated into Mobility, Fixed, Carrier Services, and Other revenue. Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. Other revenue is further disaggregated Managed Services. Each of the revenue streams is presented for the Company’s International Telecom and US Telecom segments. This disaggregation of revenue depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Receivables

At December 31, 2023, the Company had gross accounts receivable of $207.9 million and an allowance for credit losses of $16.4 million. The receivable under the FirstNet Agreement totaled $52.9 million, of which $7.2 million was current and $45.7 million was long-term. The December 31, 2023 accounts receivable also includes $49.3 million related to participation in certain government funded programs. (Refer to Note 9). At December 31, 2022, the Company had gross accounts receivable of $154.5 million and an allowance for credit losses of $15.2 million. The receivable under the FirstNet Agreement totaled $52.5 million of which $5.8 million was current and $46.7 million was long-term. The Company monitors receivables through the use of historical operating data adjusted for expectation of future performance as appropriate. The December 31, 2022 accounts receivable also includes $5.7 million related to participation in certain government funded programs. Activity in the allowance for credit losses is below:

	Year ended
	December 31, 2023	December 31, 2022

Balance at beginning of period	$15,171	$13,885
Current period provision for expected losses	5,012	6,695
Write-offs charged against the allowance	(4,340)	(5,518)
Recoveries collected	519	109
Balance at end of period	$16,362	$15,171

4. LEASES

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The terms of the leases vary and some include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease cost:
Operating lease cost	$23,232	$24,531	$20,386
Short-term lease cost	2,866	2,575	2,402
Variable lease cost	4,896	3,186	3,874
Total operating lease cost	$30,994	$30,292	$26,662

Finance lease cost:
Amortization of right-of-use asset	$2,930	$3,060	$2,561
Variable costs	814	838	792
Interest costs	372	381	—
Total finance lease cost	$4,116	$4,279	$3,353

During the year ended December 31, 2023 and 2022, the Company paid $19.8 million and $22.6 million, respectively, related to operating lease liabilities. Also during the years ended December 31, 2023 and 2022, the Company recorded $16.7 million and $7.1 million, respectively, of lease liabilities arising from ROU assets. In addition, during the year ended December 31, 2022, the Company acquired $1.0 million of operating lease assets and $1.0 million of lease liabilities in acquisitions. During the year ended December 31, 2021, the Company acquired $60.4 million of operating lease right of use assets and $46.7 million of lease liabilities in acquisitions. Refer to Note 5.

At December 31, 2023, finance leases with a cost of $31.7 million and accumulated amortization of $16.4 million were included in property, plant and equipment. During the year ended December 31, 2023, the Company paid $4.8 million for finance lease liabilities, of which $3.4 million was classified as an investing cash outflow. At December 31, 2023, finance leases had a lease liability of $5.6 million, of which $1.8 million was current. At December 31, 2022, finance leases with a cost of $26.6 million and accumulated amortization of $13.5 million were included in property, plant and equipment. Additionally, during the year ended December 31, 2022, the Company disposed of finance leases with a net book value of $2.3 million recording a loss of $1.0 million. At December 31, 2022, finance leases had a lease liability of $5.5 million, of which $1.1 million was current. During the year ended December 31, 2022, the Company paid $1.1 million for finance lease liabilities and recorded $0.4 million of additional finance lease liabilities.

The weighted average remaining lease terms and discount rates as of December 31, 2023 and December 31, 2022 are noted in the table below:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases	13.3 years	12.4 years
Financing leases	9.2 years	9.3 years

Weighted-average discount rate
Operating leases	6.3%	6.0%
Financing leases	6.6%	6.7%

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

	Operating Leases	Financing Leases
2024	18,048	2,030
2025	16,022	1,488
2026	11,755	601
2027	9,327	534
2028	7,807	505
Thereafter	80,637	2,145
Total lease payments	143,596	7,303
Less imputed interest	(57,133)	(1,662)
Total	$86,463	$5,641

Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

	Operating Leases	Financing Leases
2023	$19,417	$1,403
2024	17,836	1,342
2025	14,805	978
2026	10,505	504
2027	8,096	495
Thereafter	76,452	2,651
Total lease payments	147,111	7,373
Less imputed interest	(53,794)	(1,914)
Total	$93,317	$5,459

As of December 31, 2023, the Company entered into a finance lease for an undersea fiber optic cable in its International Telecom segment. The Company will make total lease payments of $14.4 million, of which $10.2 million was paid at December 31, 2023. The lease will commence in the second quarter of 2024.

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its cell sites and buildings. For the years ended December 31, 2023, 2022, and 2021 the Company recorded $7.8 million, $6.3 million, and $4.5 million, respectively, of lease income from agreements in which the Company is the lessor. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated:

2024	$7,039
2025	6,760
2026	6,398
2027	5,212
2028	4,865
Thereafter	12,510
Total future lease payments	$42,784

5. ACQUISITIONS AND DISPOSITIONS

US Telecom

Acquisition of Sacred Wind Enterprises

On November 7, 2022, the Company’s wholly owned subsidiary Alloy acquired all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), Inc., a rural telecommunications provider in New Mexico for $44.6 million of consideration (“Sacred Wind Transaction”). The purchase price allocation was finalized during the year ended December 31, 2023. As part of the Sacred Wind Transaction, the Company transferred consideration of $16.7 million of cash, net of $9.4 million of cash acquired, $14.8 million of redeemable noncontrolling interests, and $3.7 million of contingent consideration. During the year ended December 31, 2023, the Company received $1.3 million as final settlement of working capital amounts. The Company funded the acquisition with borrowings under its CoBank Credit Facility and assumed $31.6 million of Sacred Wind debt, to the United States of America administered through the Rural Utilities Service. Upon completion of the Sacred Wind Transaction, the former Sacred Wind shareholders will own 6% of the Alloy equity. This equity is classified as redeemable noncontrolling interests in the Company’s financial statements because the holders have an option, beginning in 2026, to put the equity interest to a subsidiary of the Company at the then fair market value. The redeemable noncontrolling interests do not have preference relative to other equity units and participate in gains and losses in Alloy. The contingent consideration is earned based on certain operating metrics of Sacred Wind beginning in 2025 through 2027. During the year ended December 31, 2023, Sacred Wind made substantial progress toward achieving the relevant operating metrics and, as a result, the contingent consideration increased by $4.2 million to $7.9 million. Such increase in the contingent consideration is included in the Loss on Disposition of Assets and Contingent Consideration on the Company’s Consolidated Income Statement. The fair value of the contingent consideration was calculated using discounted cash flow analysis based on a range of probability weighted outcomes.

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

(unaudited)	Year ended December 31, 2021
	As	Pro-
	Reported	Forma
Revenue	$602,707	$738,472
Net loss attributable to ATN International, Inc. Stockholders	(22,108)	(20,022)
Earnings per share:
Basic	(1.52)	(1.26)
Diluted	(1.52)	(1.26)

The unaudited pro forma adjustments increased net loss attributable to ATN International, Inc. Stockholders by $2.1 million for the year ended December 31, 2021. The increase was due to an increase from the net income of the Alaska Communications operations excluding transaction costs less increased acquisition related depreciation and amortization expenses.

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

The Company reported a loss on sale of $21.5 million during the year ended December 31, 2020 due to the Vibrant Transaction and the assets and liabilities subject to the Vibrant Transaction were reported as held for sale at December 31, 2020. The Company recorded transaction costs of $1.3 million on the Vibrant Transaction, of which $0.7 million was recorded during the year ended December 31, 2020 and $0.6 million was recorded during the year ended December 31, 2021. The consideration received includes $19.5 million of cash and $3.9 million of receivables related to the amounts held in escrow and earn out consideration. The Company has recorded $11.8 million pursuant to an equity method investment with respect to its remaining ownership interest in Vibrant. The Company completed its assessment of earn out and escrow amounts in 2023. During the year ended December 31, 2023, the Company recorded a gain of $2.6 million related to contingent consideration. During the years ended December 31, 2022 and 2021, the Company recorded losses of $0.7 million and $1.6 million related to the contingent consideration assessment. During 2022, the Company received $1.8 million of amounts previously held in escrow.

The Vibrant Transaction does not qualify as discontinued operations because the disposition was not a strategic shift which will have a major effect on the Company’s operations, and as a result, the historical results and financial position of the operations are presented within continuing operations.

6. FIXED ASSETS:

As of December 31, 2023 and 2022, property, plant and equipment consisted of the following (in thousands):

	Useful Life
	(in Years)	2023	2022
Telecommunications equipment and towers	5 -15	$1,539,533	$1,479,633
Office and computer equipment	3 -10	148,693	151,804
Buildings	15-39	138,243	136,145
Transportation vehicles	3 -10	27,480	27,879
Leasehold improvements	Shorter of useful life or lease term	22,424	22,934
Land	—	11,652	11,308
Furniture and fixtures	5 -10	11,438	11,592
Total property, plant and equipment		1,899,463	1,841,295
Construction in progress		192,815	136,683
Total property, plant and equipment		2,092,278	1,977,978
Less: Accumulated depreciation		(1,011,619)	(922,024)
Net fixed assets		$1,080,659	$1,055,954

Depreciation and amortization of fixed assets, using the straight-line method over the assets’ estimated useful life, for the years ended December 31, 2023, 2022 and 2021 was $141.6 million, $135.1 million and $102.7 million, respectively. Included within telecommunication equipment and towers are certain right to use assets under capital lease with a cost of $36.1 million and $26.6 million and net book value of and $8.7 million and $13.7 million, as of December 31, 2023 and 2022, respectively.

For the years ended December 31, 2023 and 2022, the Company received capital expenditure grants of $31.9 million and $2.9 million, respectively, which are reflected in the balance sheet as a reduction to property, plant and equipment.

The Company had $8.1 million and $5.6 million of capitalized implementation costs at December 31, 2023 and 2022, respectively. The Company amortized $2.2 million and $1.9 million of implementation costs during the year ended December 31, 2023 and 2022, respectively.

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

The Company’s qualitative goodwill impairment test includes, but is not limited to, assessing macroeconomic conditions, industry and market considerations, technological changes and trends, and overall financial performance of the reporting unit. The Company’s quantitative test for goodwill impairment involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. The Company determines the fair value of a reporting unit using the income approach. The income approach is based on a discounted cash flow (“DCF”) model. The DCF model requires the exercise of significant judgment, including judgments and assumptions about appropriate discount rates and revenue growth. Discount rates are based on a weighted-average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The revenue growth and cash flows employed in the DCF model were derived from internal earnings and forecasts and external market forecasts.

For its annual impairment analysis, as of October 1, 2023, the Company performed a quantitative analysis for the goodwill held in its US Telecom and International Telecom segments. The US Telecom segment holds $35.3 million of goodwill and the quantitative analysis, using an income approach, indicated that the fair value of the reporting unit, including goodwill, exceeded its carrying value by 16%. The Company’s analysis noted that its US Telecom segment continues to shift away from wholesale roaming and retail operations towards carrier managed services and fixed broadband services. Additionally, the reporting unit is executing several significant network upgrade projects concurrently. The success of these initiatives may materially impact the results of the reporting unit valuation. The inability to meet forecasts may result in an impairment loss. For the International Telecom segment the quantitative analysis was completed using a DCF model and determined that the fair value of each reporting unit significantly exceeded its carrying value, including goodwill. The impairment analysis concluded that no impairment was necessary in 2023.

For its annual impairment analysis, as of October 1, 2022, the Company performed a quantitative analysis for the goodwill held in its US Telecom and a qualitative analysis for the goodwill held in its International Telecom segment. The Company’s analysis concluded that no impairment was necessary in 2022.

During the year ended December 31, 2021, the Company recorded an impairment of $20.6 million in its International Telecom segment. The Company’s impairment analysis for its remaining reporting units determined that no impairment was necessary in 2021.

The table below discloses goodwill recorded in each of the Company’s segments and accumulated impairment changes (in thousands):

	International	US
	Telecom	Telecom	Consolidated
Balance at December 31, 2022
Gross	$25,423	$35,268	$60,691
Accumulated Impairment	(20,587)	—	(20,587)
Net	4,836	35,268	40,104
Balance at December 31, 2023
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

The Company performed a quantitative assessment for certain International Telecom reporting units and qualitative assessments for its remaining reporting units during its annual impairment assessment of its indefinite lived telecommunication licenses in 2023. The quantitative assessment was performed using a Greenfield Approach. The Greenfield Approach assumes a company initially owns only the telecommunication licenses, and then makes investments required to build an operation comparable to the one that currently utilizes the licenses. The projected cash flows are based on certain factors, including revenue growth rates, margins, subscriber churn rates, and other operational data. The Company used a WACC of 11.5% in the analysis. The Company determined that there were no indications of potential impairment. The Company performed qualitative assessments for its annual impairment assessment of its indefinite lived telecommunications licenses for 2022 and determined that there were no indications of potential impairments.

The changes in the carrying amount of the Company’s telecommunications licenses, by operating segment, were as follows (in thousands):

	International	US
	Telecom	Telecom	Consolidated
Balance at December 31, 2021	$34,798	$78,968	$113,766
Acquired licenses	—	1,068	1,068
Dispositions	—	(1,136)	(1,136)
Balance at December 31, 2022	$34,798	$78,900	$113,698
Acquired licenses	—	—	—
Dispositions	—	(379)	(379)
Balance at December 31, 2023	$34,798	$78,521	$113,319

The licenses acquired during 2022 are expected to be available for use into perpetuity. The Company recognized a gain of $0.3 million for license dispositions in 2023 and no gain or loss on the disposition in 2021.

Customer Relationships

The customer relationships are being amortized on an accelerated basis, over the expected period during which their economic benefits are to be realized. The Company recorded $11.1 million, $11.6 million, and $7.0 million of amortization related to customer relationships during the years ended December 31, 2023, 2022, and 2021, respectively.

Future amortization of customer relationships is as follows (in thousands):

	International Telecom	US Telecom
2024	$576	$5,748
2025	576	2,779
2026	576	—
2027	576	—
2028	275	—
Thereafter	62	—
Total	$2,641	$8,527

Other Intangible Assets

Other intangible assets includes $8.4 million and $9.7 million of trade names on the Company’s balance sheet as of December 31, 2023 and 2022, respectively. The Company recorded $1.3 million, $1.3 million, and $0.8 million of amortization related to trade names during the years ended December 31, 2023, 2022, and 2021, respectively.

The tradenames have definite lives and future amortization of the tradenames are as follows:

	International Telecom	US Telecom
2024	$307	$964
2025	307	879
2026	209	769
2027	37	718
2028	—	657
Thereafter	—	3,570
Total	$860	$7,557

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

2023 CoBank Term Loan Quarterly Payment Dates	2023 CoBank Term Loan Quarterly Repayments
December 31, 2023 – June 30, 2025	$812,500 (2.5% per annum)
December 31, 2025 – June 30, 2026	$1,625,000 (5% per annum)
December 31, 2026 – June 30, 2029	$2,437,500 (7.5% per annum)

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

The Company capitalized $4.2 million of fees associated with the 2023 CoBank Credit Facility which are being amortized over the life of the debt and $3.8 million were unamortized as of December 31, 2023.

The Company had $129.2 million outstanding under the 2023 CoBank Term Loan as of December 31, 2023. Under the 2023 CoBank Revolving Loan, the Company had $33.6 million outstanding and $136.4 million of availability as of December 31, 2023. The Company was in compliance with all financial covenants as of December 31, 2023.

In October 2023, the Company entered a two year, forward starting 1-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, has a fixed SOFR rate of 4.896% and matures on November 13, 2025.

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

Letter of Credit Facility

On November 14, 2022, the Company entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of the Company and its subsidiaries. As of December 31, 2023, $31.6 million of Standby Letters of Credit had been issued under this agreement.

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

As of December 31, 2023, Alaska Communications had drawn $35.0 million on its Revolving Credit Commitment and had $40.0 million available to draw. The Term Loan balance was $228.6 million and principal payments commenced in the fourth quarter of 2023. Both facilities mature on July 22, 2026.

In addition to the above changes, the ACS Amendment replaced the calculation of interest from an applicable margin applied to LIBOR with the same applicable margin applied to the Secured Overnight Financing Rate (“SOFR”) plus a 10-basis point adjustment.

The Company capitalized $7.3 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $3.9 million were unamortized as of December 31, 2023.

The Alaska Credit Facility also provides for incremental facilities up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve-month Consolidated EBITDA (as defined in the Alaska Credit Facility).

The key terms and conditions of the Alaska Credit Facility include the following:

●	Amounts outstanding bear an interest rate of the forward-looking SOFR rate with a one-month interest period, plus the SOFR Spread Adjustment of 10 basis points, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or an alternate base rate may be selected at a margin that is 1% lower than the counterpart SOFR margin;

●	Principal repayments are due quarterly and commenced in the fourth quarter of 2023 in quarterly amounts as follows: from the fourth quarter of 2023 through the third quarter of 2024, $1.4 million; and from the fourth quarter of 2024 through the third quarter of 2026, $2.9 million. The remaining unpaid balance is due on the final maturity date;

●	Alaska Communications is required to maintain financial ratios as defined in the Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1, stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1; and

●	The Alaska Credit Facility is non-recourse to the Company and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

Alaska Communication’s interest rate swap, which had been designated as a cash flow hedge with an interest rate of 1.6735%, expired on June 30, 2022. In November 2023, Alaska Communications entered two forward starting 1-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200.0 million, with fixed SOFR rates of 4.8695% and 4.8980% and both agreements mature on June 30, 2025.

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

As of December 31, 2023, the Company had $6.0 million outstanding and no available borrowings under the Alaska Term Facility.

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

On December 19, 2023, CoBank amended the Receivables Credit Facility and extended the delayed draw period to December 31, 2024.

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

As of December 31, 2023, Commnet Wireless had $46.5 million outstanding, of which $7.1 million was current, and $15.0 million of availability under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.5 million were unamortized as of December 31, 2023.

GTT Credit Facilities

On October 12, 2022, GTT received approval from Republic Bank (Guyana) Limited for a $2.9 million term facility and a $5.7 million overdraft facility (the “GTT Credit Facilities”) subject to the approval from the Minister of Finance at the Bank of Guyana, which was received on March 31, 2023.

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

As of December 31, 2023, $4.5 million was outstanding under the overdraft facility and there were no outstanding amounts under the term facility.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2021. Sacred Wind submitted a corrective action plan to comply with the financial covenant as of December 31, 2025. On May 5, 2022, Sacred Wind’s corrective action plan was accepted by the RUS. As of December 31, 2023, the Company was in compliance with that corrective action plan.

As of December 31, 2023, $28.2 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.4 million was current and $24.8 million was long term.

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

As of December 31, 2023, $60.0 million of the Viya Debt remained outstanding and $0.2 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually, and the Company was in compliance with the Net Leverage Ratio as of December 31, 2023.

One Communications Debt

The Company had an outstanding loan from HSBC Bank Bermuda Limited (the “One Communications Debt”) which matured and was repaid in full on December 22, 2022. This loan bore interest at the one-month LIBOR plus a margin ranging between 2.5% to 2.75% per annum paid quarterly.

Debt Maturity

The table below summarizes the annual maturities of the Company’s debt instruments (amounts in thousands).

					Customer
	US	International	Corporate and	Total	Receivable
	Telecom	Telecom	Other	Debt	Credit Facility
2024	$16,538	$4,502	$3,250	$24,290	$7,110
2025	14,969	—	4,875	19,844	7,428
2026	248,469	60,000	8,125	316,594	7,761
2027	3,723	—	9,750	13,473	8,111
2028	3,858	—	136,807	140,665	8,478
Thereafter	10,191	—	—	10,191	7,650
Total	297,748	64,502	162,807	525,057	46,538
Debt Discounts	(4,142)	(247)	(3,798)	(8,187)	(485)
Book Value	$293,606	$64,255	$159,009	$516,870	$46,053

9. GOVERNMENT SUPPORT AND SPECTRUM PROGRAMS

Universal Service Fund and Connect America Fund Phase II Programs

The Company recognizes revenue from several government funded programs including the Universal Service Fund (“USF”), a subsidy program managed by the Federal Communications Commission (“FCC”), and the Alaska Universal Service Fund (“AUSF”), a similar program managed by the Regulatory Commission of Alaska (the “RCA”). USF funds are disbursed to telecommunication providers through four programs: the High Cost Program; the Low Income Program (“Lifeline Program”); the Schools and Libraries Program (“E-Rate Program”); and the Rural Health Care Support Program (“RHC”).

The Company also recognizes revenue from the Connect America Fund Phase II program (“CAF II”) which offers subsidies to carriers to expand broadband coverage in designated areas. Under CAF II, the Company’s US Telecom segment will receive an aggregate of $27.7 million annually through December 2025 and an aggregate of $8.0 million annually from January 2026 through July 2028.

Both the USF and CAF II programs are subject to certain operational and reporting compliance requirements. The Company believes it is in compliance with these requirements as of December 31, 2023.

The Company also recognizes revenue from the FCC’s Affordable Connectivity Program (“ACP”) and the Emergency Connectivity Fund (“ECF”).  The ACP provides eligible low-income consumers with a monthly subsidy for broadband connectivity and the ECF provides schools and libraries with subsidies for broadband connectivity.  In January 2024, the FCC announced that, unless Congress authorizes additional funding, the ACP program will end in the second quarter of 2024.

The Company recorded the amounts below as communication services revenue for the reported periods:

	Year ended
	December 31, 2023

	US Telecom	International Telecom	Total

High cost support	$9,260	$5,571	$14,831
CAF II	27,260	—	27,260
RDOF	2,432	—	2,432
ECF	26,346	—	26,346
RHC	11,995	—	11,995
Other	23,478	1,250	24,728
Total	$100,771	$6,821	$107,592

	Year ended
	December 31, 2022

	US Telecom	International Telecom	Total

High cost support	$4,459	$7,862	$12,321
CAF II	27,264	—	27,264
RDOF	1,954	—	1,954
RHC	11,018	—	11,018
Other	15,638	52	15,690
Total	$60,333	$7,914	$68,247

	Year ended
	December 31, 2021

	US Telecom	International Telecom	Total

High cost support	$2,449	$13,907	$16,356
CAF II	16,330	—	16,330
RHC	5,778	—	5,778
Other	8,185	—	8,185
Total	$32,742	$13,907	$46,649

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

Construction Grants

The Company has also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse the Company for its construction costs, is generally distributed upon completion of a project. Completion deadlines begin in 2024 and once these projects are constructed, the Company is obligated to provide service to the participants. The Company expects to meet all requirements associated with these grants.  A roll forward of the Company’s grant awards is below (in thousands).

Amount
Grants awarded, December 31, 2022	$80,197
New grants	34,526
Construction complete	(8,305)
Transferred grants	(6,269)
Grants awarded, December 31, 2023	$100,149

In addition, the Company partners with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program ("TBCP") and the Rural Development Broadband ReConnect Program (“ReConnect”).  These programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas.  The Company was identified as a sub recipient of grants under these programs totaling $192.6 million as of December 31, 2023. Under these grants the Company expects to enter into agreements to construct and operate the networks for the grant recipient.  Once construction is complete the Company will hold a long-term lease to operate the network.  The operating agreement will require the Company to meet certain minimum service requirements.

Replace and Remove Program

On July 15, 2022, the Company was notified that it was an approved participant in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the Replace and Remove Program, the Company was allocated up to approximately $207 million in reimbursement amounts to cover documented and approved costs to remove and securely destroy all prohibited communications equipment and services in its U.S. networks and replace such equipment. The Replace and Remove Program requires that the Company complete the project no later than one year from submitting our initial reimbursement request, or by July 2024. At this time, the Company anticipates that it will be able to meet the deadlines and requirements of the program. The Company has incurred capital expenditures of $17.5 million related to this project, of which $15.7 million were incurred in 2023. At December 31, 2023, $31.8 million of capital expenditures were accrued and the Company has a receivable of $47.3 million, including operation costs and capital expenditures, which is expected to be reimbursed within the next twelve months. During the year ended December 31, 2023, the Company has received $17.1 million of reimbursement under the program, of which $4.3 million was classified as operating cash inflows and $12.8 million was classified as investing cash inflows in the statement of cash flows.

10. EQUITY

Common Stock

The Company has paid quarterly dividends on its Common Stock since January 1999.

Treasury Stock

On December 14, 2023, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of its Common Stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”). The 2023 Repurchase Plan replaced the previously approved 2016 Repurchase Plan and, as of December 31, 2023, had all $25.0 million available to repurchase the Company’s Common Stock.

During the years ended December 31, 2023, 2022 and 2021 (and prior to the effectiveness of the 2023 Repurchase Plan), the Company repurchased the following shares under the 2016 Repurchase Plan:

	Shares	Aggregate Cost	Average
Year ended December 31,	Repurchased	(in thousands)	Repurchase Price
2023	423,328	$14,999	$35.43
2022	23,714	942	39.70
2021	244,798	10,546	43.08

During the years ended December 31, 2023, 2022 and 2021, the Company repurchased the following shares from employees to satisfy tax withholding and stock options exercise obligations incurred in connection with the vesting of restricted stock awards and the exercise of stock options:

	Shares	Aggregate Cost	Average
Year ended December 31,	Repurchased	(in thousands)	Repurchase Price
2023	36,951	$1,473	$39.86
2022	33,401	1,169	35.01
2021	33,271	1,713	51.49

Stock-Based Compensation

On June 6, 2023, the Company established the ATN International, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”) and reserved 1,432,070 shares for the grant of restricted stock units, performance stock units and stock options and awards of shares of Common Stock that are not subject to restrictions or forfeiture. The 2023 Equity Incentive Plan replaces the previously approved ATN International, Inc. 2008 Equity Incentive Plan (the “2008 Equity Incentive Plan”). No additional grants shall be made under the 2008 Equity Incentive Plan on or after the effective date of the 2023 Equity Incentive Plan. Outstanding grants under the 2008 Equity Incentive Plan shall continue in effect according to their terms. As of December 31, 2023, the Company has 1,411,190 shares available for grants under the 2023 Equity Incentive Plan.

Restricted Stock

Restricted stock, previously granted under the 2008 Equity Incentive Plan and to be granted under the 2023 Equity Incentive Plan, vests over four years.

The following table summarizes restricted stock activity during the years ended December 31, 2023 and 2022:

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2023	260,497	$43.86
Granted	151,560	38.08
Forfeited	(9,354)	41.95
Vested and issued	(118,419)	44.99
Unvested as of December 31, 2023	284,284	$40.37

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2022	228,068	$51.05
Granted	152,430	38.59
Forfeited	(12,486)	46.52
Vested and issued	(107,515)	51.33
Unvested as of December 31, 2022	260,497	$43.86

In connection with the grant of restricted stock, the Company recognized $5.4 million, $6.8 million and $5.4 million of compensation expense within its income statements for the years ended December 31, 2023, 2022, and 2021, respectively. The Company also recognized $0.7 million, $0.6 million and $0.4 million of compensation expense within its income statement for the years ended December 31, 2023, 2022, and 2021, respectively, for common stock of the Company’s subsidiaries granted to the management team of those subsidiaries.

The unvested shares as of December 31, 2023 represent $7.9 million in unamortized stock-based compensation which will be recognized over a weighted average period of 2.4 years.

Performance-Based Stock

Performance-based stock, previously granted under the 2008 Equity Incentive Plan and to be granted under the 2023 Equity Incentive Plan, vests on the third anniversary of the grant date.

The following table summarizes performance stock activity during the years ended December 31, 2023 and 2022:

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2023	99,450	$52.54
Granted	59,100	45.10
Forfeited	—	—
Vested and issued	—	—
Unvested as of December 31, 2023	158,550	$49.77

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2022	43,000	$59.77
Granted	56,450	47.03
Forfeited	—	—
Vested and issued	—	—
Unvested as of December 31, 2022	99,450	$52.54

In connection with the grant of performance-based stock, the Company recognized $2.5 million, $1.5 million and $0.7 million of compensation expense, during the years ended December 31, 2023, 2022 and 2021, respectively. All 158,550 shares remained unvested as of December 31, 2023 and represent $3.2 million in unamortized stock based compensation as of that date which will be recognized ratably over the next 1.8 years.

Stock Options

Stock options have a term of 10 years and vest annually and ratably over a period of four years.

There was no stock option activity during the year ended December 31, 2023. The following table summarizes stock option activity for the year ended December 31, 2022:

Year Ended December 31, 2022
Weighted Average
Remaining
	Number of	Weighted Avg.	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at January 1, 2022	5,000	$71.43
Granted	—	—
Forfeited	—	—
Expired	(5,000)	—
Exercised	—	—
Outstanding at December 31, 2022	—	—	—	$—
Vested and expected to vest as of December 31, 2022	—	—	—	$—
Exercisable at December 31, 2022	—	—	—	$—

The Company has not granted any options since 2017. The Company did not recognize any compensation expense, related to granted stock options, during the three years ended December 31, 2023.

11. INCOME TAXES

The components of income before income taxes for the years ended December 31, 2023, 2022 and 2020 are as follows (in thousands):

	2023	2022	2021
Domestic	$(57,289)	$(37,777)	$(38,407)
Foreign	29,750	29,721	15,720
Total	$(27,539)	$(8,056)	$(22,687)

The following is a reconciliation from the tax computed at statutory income tax rates to the Company’s income tax expense for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Tax computed at statutory US federal income tax rates	$(5,783)	$(1,681)	$(4,760)
Noncontrolling interest	(62)	844	(158)
Foreign tax rate differential	(8,853)	(6,525)	(4,520)
Over (under) provided in prior periods	(179)	(437)	(78)
Nondeductible expenses	1,806	2,111	1,429
Capitalized transactions costs	56	134	898
Change in tax reserves	2,783	4,052	2,524
State Taxes, net of federal benefit	(1,776)	(1,126)	(1,399)
Change in valuation allowance	2,467	2,117	3,575
Investment Tax Credit	84	84	101
Stock-based compensation	812	696	510
Deferred income tax revaluation	(140)	(742)	-
Total Income Tax Expense	$(8,785)	$(473)	$(1,878)

The components of income tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

\
	2023	2022	2021
Current:
United States—Federal	$921	$302	$460
United States—State	404	20	2
Foreign	6,646	6,657	4,272
Total current income tax expense	$7,971	$6,979	$4,734
Deferred:
United States—Federal	$(7,786)	$(4,527)	$(5,800)
United States—State	(2,781)	(1,895)	(1,402)
Foreign	(6,189)	(1,030)	590
Total deferred income tax expense (benefit)	$(16,756)	$(7,452)	$(6,612)
Consolidated:
United States—Federal	$(6,865)	$(4,225)	$(5,340)
United States—State	(2,377)	(1,875)	(1,400)
Foreign	457	5,627	4,862
Total income tax expense (benefit)	$(8,785)	$(473)	$(1,878)

The significant components of deferred tax assets and liabilities are as follows as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Deferred tax assets:
Accounts receivable and inventory allowances	$2,552	$2,567
Basis in investments	3,795	4,387
Accrued expenses	7,331	7,063
Deferred revenue	26,768	27,526
Employee benefits	4,515	6,690
Other, net	14,764	6,892
Net operating losses	78,876	63,713
Tax Credits	5,659	2,995
Operating lease liability	23,370	24,451
Total deferred tax asset	167,630	146,284

Deferred tax liabilities:
Acquired intangible assets, property and equipment	105,729	106,529
Right-of-use asset	27,099	27,796
Prepaid expense	250	197
Total deferred tax liabilities	133,078	134,522

Valuation allowance	(43,118)	(35,759)

Net deferred tax liabilities	$(8,566)	$(23,997)

Deferred tax assets and liabilities are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	2023	2022
Deferred tax assets:
Long term	$11,209	$4,653
Total deferred tax asset	$11,209	$4,653
Deferred tax liabilities:
Long term	$(19,775)	$(28,650)
Total deferred tax liabilities	$(19,775)	$(28,650)
Net deferred tax liabilities	$(8,566)	$(23,997)

The Company’s effective tax rate for the years ended December 31, 2023 and 2022 was 31.9% and 5.9%, respectively.

The effective tax rate for the year ended December 31, 2023 was primarily impacted by the following items: (i) a $2.8 million net increase of unrecognized tax positions, (ii) a $2.5 million net increase related to valuation allowances placed on certain deferred tax assets and (iii) the mix of income generated among the jurisdictions in which the Company operates along with the exclusion of losses in jurisdictions where valuation allowances have been established for deferred tax assets as required by ASC 740-270-30-36(a), primarily in the US Virgin Islands.

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

As of December 31, 2023, the Company estimated that it had gross federal, state and foreign net operating loss (“NOL”) carryforwards of $155.4 million, $152.7 million and $165.8 million respectively. Of these, $173.8 million will expire between 2029 and 2042 and $300.2 million may be carried forward indefinitely.

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. A significant piece of negative evidence evaluated is cumulative losses incurred in certain reporting jurisdictions over the three-year period ended December 31, 2023. Other negative evidence examined includes, but is not limited to, losses expected in early future years, a history of tax benefits expiring unused, uncertainties whose unfavorable resolution would adversely affect future results, and brief carryback, carry forward periods. On the basis of this evaluation, the Company believed it was more likely than not that the benefit from some of these federal, state, and foreign deferred taxes would not be realized.

In recognition of this risk at December 31, 2023 the Company has provided a valuation allowance against certain domestic and foreign deferred tax assets of $43.1 million. The valuation allowance primarily relates to net operating losses, with the remaining amount applicable to other net deferred tax assets which the Company does not expect to be able to realize.

As of December 31, 2023 The Company had an estimated $185.3 million of undistributed earnings attributable to foreign subsidiaries for which no provision for state income taxes or foreign withholding taxes have been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely unless repatriation can be done substantially tax-free. The Company will generally be free of additional U.S. federal tax consequences on distributed foreign subsidiary earnings due to a dividends received deduction implemented as part of the Tax Act for earnings distributed after January 1, 2018. Additionally, due to the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings, the majority of previously unremitted earnings have already been subjected to U.S. federal income tax. The Company continues to assert indefinite reinvestment on outside basis differences in our non-U.S. subsidiaries, additionally any determination of the amount of the unrecognized deferred tax liability on outside basis differences is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

The Company had unrecognized tax benefits (including interest and penalty) of $49.9 million as of December 31, 2023, $48.6 million as of December 31, 2022 and, $51.3 million as of December 31, 2021. The net increase of the reserve during the year ended December 31, 2023 was attributable to an increase in tax positions for prior periods of $2.7 million, a net increase in tax positions for the current period of $2.6 million, partially offset by a lapse in statute of a prior year position of $4.0 million.

The following shows the activity related to unrecognized tax benefits (not including interest and penalty) during the three years ended December 31, 2023 (in thousands):

Gross unrecognized uncertain tax benefits at December 31, 2020	$33,878
Increase in unrecognized tax benefits taken during a prior period	(216)
Increase in unrecognized tax benefits taken during the current period	3,880
Increase in unrecognized tax benefits acquired as part of a business combination	8,275
Lapse in statute of limitations	(2,103)
Settlements	—
Gross unrecognized uncertain tax benefits at December 31, 2021	$43,714
Increase in unrecognized tax benefits taken during a prior period	—
Increase in unrecognized tax benefits taken during the current period	5,080
Increase in unrecognized tax benefits acquired as part of a business combination	(6,825)
Lapse in statute of limitations	(2,050)
Settlements	—
Gross unrecognized uncertain tax benefits at December 31, 2022	$39,919
Increase in unrecognized tax benefits taken during a prior period	—
Increase in unrecognized tax benefits taken during the current period	2,598
Increase in unrecognized tax benefits acquired as part of a business combination	—
Lapse in statute of limitations	(2,449)
Settlements	—
Gross unrecognized uncertain tax benefits at December 31, 2023	$40,068

The Company’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties are $9.8 million as of December 31, 2023, $8.7 million as of December 31, 2022, and $7.6 million as of December 31, 2021.

The majority of unrecognized uncertain tax benefits (including interest and penalty) would impact the effective tax rate if recognized.

The Company believes it is reasonably possible that its gross unrecognized tax benefits could decrease in the next 12 months, primarily due to the lapse of a statute of limitations applicable to a tax position taken on a prior year tax return.

The Company and its subsidiaries file income tax returns in the US and in various, state and local and foreign jurisdictions. The statute of limitations related to the consolidated US federal income tax return is closed for all tax years up to and including 2016. The expiration of the statute of limitations related to the various state and foreign income tax returns that the Company and subsidiaries file varies by jurisdiction.

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

The weighted-average rates assumed in the actuarial calculations for the pension and other postretirement benefit plans are as follows as of December 31, 2023, 2022 and 2021:

	2023	2022	2021
Discount Rate – Pension Benefit Obligation	4.3%	5.4%	2.9%
Discount Rate – Pension Benefit Cost	5.4%	2.9%	2.6%
Discount Rate – Postretirement Benefit Obligation	5.2%	5.4%	2.8%
Discount Rate – Postretirement Benefit Cost	5.2%	2.8%	2.5%
Expected long-term return on plan assets	5.3%	5.2%	5.3%

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

The other postretirement benefit plans healthcare cost trend assumptions is based on health care trend rates. The 2023 assumed medical health care cost trend rate is 12% trending to an ultimate rate of 4% in 2074. The assumed dental care cost trend rate is 4% in 2023 and remains at this rate until 2074.

Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows for 2023 and 2022 (in thousands):

	2023		2022

	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Projected benefit obligations:
Balance at beginning of year:	$66,175	$3,624	$100,624	$5,343
Service cost	90	65	151	124
Interest cost	3,323	182	2,373	139
Benefits and settlements paid	(6,899)	(309)	(18,490)	(396)
Actuarial (gain) loss	1,460	63	(16,758)	(1,586)
Settlement	-	—	(1,725)	-
Balance at end of year	$64,149	$3,625	$66,175	$3,624
Plan net assets:
Balance at beginning of year:	$71,552	$—	$103,718	$—
Actual return on plan assets	7,142	—	(13,188)	—
Company contributions	207	309	—	396
Benefits and settlements paid	(7,397)	(309)	(18,978)	(396)
Balance at end of year	$71,504	$—	$71,552	$—
Over/ (Under) funded status of plan	$7,355	$(3,625)	$5,377	$(3,624)

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

	2023

	Viya Pension Benefit	Alaska Pension Benefit	Viya Postretirement Benefits	Alaska Postretirement Benefits

Projected benefit obligation	$53,075	$11,074	$3,341	$284
Plan Net Assets	62,142	9,362	—	—
Over/ (Under) funded status of plan	$9,067	$(1,712)	$(3,341)	$(284)

	2022

	GTT Pension Benefit	Viya Pension Benefit	Alaska Pension Benefit	Viya Postretirement Benefits	Alaska Postretirement Benefits

Projected benefit obligation	$2,038	$52,832	$11,305	$3,337	$287
Plan Net Assets	2,038	60,132	9,382	—	—
Over/ (Under) funded status of plan	$—	$7,300	$(1,923)	$(3,337)	$(287)

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

The fair values for the pension plan’s net assets, by asset category, at December 31, 2023 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2
Cash, cash equivalents, money markets and other	$2,642	$2,642	$—
Common stock	12,680	12,680	—
Mutual funds - fixed income	8,836	8,836	—
Mutual funds - equities	9,527	9,527	—
Fixed income securities	33,728	—	33,728
Other	4,091	4,091	—
Total	$71,504	$37,776	$33,728

The fair values for the pension plan’s net assets, by asset category, at December 31, 2022 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2
Cash, cash equivalents, money markets and other	$7,572	$7,572	$—
Common stock	17,974	17,974	—
Mutual funds - fixed income	10,732	10,732	—
Mutual funds - equities	5,228	5,228	—
Fixed income securities	22,913	—	22,913
Other	7,133	7,133	—
Total	$71,552	$48,639	$22,913

The plan’s weighted-average asset allocations at December 31, 2023 and 2022, by asset category are as follows:

	2023	2022
Cash, cash equivalents, money markets and other	4%	11%
Common stock	18	25
Mutual funds - fixed income	12	15
Mutual funds - equities	13	7
Fixed income securities	47	32
Other	6	10
Total	100%	100%

Amounts recognized on the Company’s consolidated balance sheets consist of (in thousands):

	As of December 31,
	2023		2022
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits

Accrued and current liabilities	$—	$310	$—	$294
Other Liabilities	1,712	3,318	1,923	3,068
Other Assets	9,070	—	7,303	—
Accumulated other comprehensive income, net of tax	8,592	1,415	6,191	1,589

Amounts recognized in accumulated other comprehensive income consist of (in thousands):

	As of December 31,
	2023		2022
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits

Unrecognized net actuarial gain	$8,842	$1,614	$6,268	$1,614
Accumulated other comprehensive income, pre-tax	8,842	1,614	6,268	1,614
Accumulated other comprehensive income, net of tax	8,592	1,415	6,191	1,589

Components of the plan’s net periodic pension cost are as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023		2022		2021
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$90	$65	$151	$124	$229	$143
Non-operating expense
Interest cost	3,323	182	2,373	139	2,043	127
Expected return on plan assets	(2,936)	—	(3,814)	—	(3,366)	—
Amortization of actuarial (gain) loss	(43)	(113)	—	—	—	—
Settlement	—	—	1,725	—	34	—
Net periodic pension cost	$434	$134	$435	$263	$(1,060)	$270

The Company is currently evaluating whether it will make any contributions to its pension and postretirement benefit plans during the year ending December 31, 2024.

The following estimated benefits, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years as indicated below (in thousands):

	Pension	Postretirement
Fiscal Year	Benefits	Benefits
2024	$5,365	$317
2025	4,899	333
2026	4,969	238
2027	5,026	265
2028	4,775	265
2029-2033	23,351	1,483
Total	$48,385	$2,901

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

The following table provides additional information about the AEPF multi-employer pension plan.

Plan name	Alaska Electrical Pension Plan
Number of employees covered	541
Pension Protection Act zone status at the plan's year-end:
December 31, 2022	Green
December 31, 2021	Green
Plan subject to funding improvement plan	No
Plan subject to rehabilitation plan	No
Employer subject to contribution surcharge	No
Company contributions to the plan for the year ended:
December 31, 2023	$ 6.2 million
December 31, 2022	$ 6.6 million
December 31, 2021	$ 3.1 million
Name and expiration date of collective bargaining agreements requiring contributions to the plan:
Collective Bargaining Agreement Between Alaska
Communications Systems and Local Union 1547 IBEW	June 30, 2025
Outside Agreement Alaska Electrical Construction between
Local Union 1547 IBEW and Alaska Chapter National
Electrical Contractors Association Inc.	June 30, 2026
Inside Agreement Alaska Electrical Construction between
Local Union 1547 IBEW and Alaska Chapter National
Electrical Contractors Association Inc.	April 30, 2026

The Company’s contributions to the plan in 2023 and 2022 represent greater than 5% of the total contributions to the plan. The Company cannot accurately project any change in the plan status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market. Minimum required future contributions to the AEPF are subject to the number of employees in each classification and base compensation of employees in future years.

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

GTT has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GTT’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. Digicel filed counterclaims alleging that GTT has violated the terms of the interconnection agreement and Guyana laws. These suits, filed in 2010 and 2012, have been consolidated, however, the Company cannot accurately predict at this time when the consolidated suit will reach a court of final determination.

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority (the “GRA”) dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. GTT’s position has been upheld by various High Court rulings with respect to all outstanding matters. Several High Court rulings in the favor of GTT have been appealed by the GRA and the Company believes that some adverse outcome in these or pending unheard matters could occur.

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

Alaska Communications also received a Letter of Inquiry on March 18, 2018, and subsequent follow up information requests, from the FCC Enforcement Bureau requesting historical information regarding Alaska Communications’ participation in the FCC’s Rural Health Care Support Program. The Company is engaged in discussions with the FCC’s Enforcement Bureau and will continue to work constructively to provide it the information it is seeking. Any adverse outcome with respect to the FCC Enforcement Bureau’s inquiry may have an adverse impact on the Company’s business, financial condition, results of operations, or liquidity.

With respect to all of the foregoing matters, the Company believes that some adverse outcome is probable and has accordingly accrued $16.3 million as of December 31, 2023 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Other Obligations

The Company has obligations under non-cancellable contracts for network facilities and transport services, agreements for software licensing, as well as certain agreements to purchase goods or services. Future minimum payments required under these commitments are as follows at December 31, 2023 (in thousands):

2024	$121,989
2025	74,457
2026	32,220
2027	19,005
2028	13,816
Thereafter	106,373
Total obligations	$367,860

14. SEGMENT REPORTING

Through December 31, 2023, the Company has the following two reportable and operating segments: i) International Telecom and ii) US Telecom.

The following tables provide information for each operating segment (in thousands):

For the Year Ended December 31, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$16,333	$527	$—	$16,860
Mobility - Consumer	92,153	3,510	—	95,663
Total Mobility	108,486	4,037	—	112,523
Fixed - Business	71,215	143,322	—	214,537
Fixed - Consumer	167,953	90,283	—	258,236
Total Fixed	239,168	233,605	—	472,773
Carrier Services	14,686	128,195	—	142,881
Other	3,066	3,839	—	6,905
Total Communication Services Revenue	365,406	369,676	—	735,082
Construction	—	10,629	—	10,629
Other
Managed Services	5,327	11,178	—	16,505
Total Other Revenue	5,327	11,178	—	16,505
Total Revenue	370,733	391,483	—	762,216
Depreciation	57,420	81,594	2,613	141,627
Amortization of intangibles from acquisitions	1,253	11,383	—	12,636
Non-cash stock-based compensation	431	247	7,857	8,535
Operating income (loss)	53,420	(5,522)	(34,723)	13,175

For the Year Ended December 31, 2022

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$14,830	$1,228	$—	$16,058
Mobility - Consumer	87,601	6,359	—	93,960
Total Mobility	102,431	7,587	—	110,018
Fixed - Business	69,903	126,735	—	196,638
Fixed - Consumer	163,408	78,338	—	241,746
Total Fixed	233,311	205,073	—	438,384
Carrier Services	13,459	128,864	—	142,323
Other	1,450	46	—	1,496
Total Communication Services Revenue	350,651	341,570	—	692,221
Construction	—	15,762	—	15,762
Other
Managed Services	4,930	12,832	—	17,762
Total other revenue	4,930	12,832	—	17,762
Total Revenue	355,581	370,164	—	725,745
Depreciation and amortization	56,568	75,020	3,549	135,137
Amortization of intangibles from acquisitions	1,572	11,444	—	13,016
Non-cash stock-based compensation	240	387	6,779	7,406
Operating income (loss)	52,011	(5,655)	(38,414)	7,942

For the Year Ended December 31, 2021

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$6,983	$1,402	$—	$8,385
Mobility - Consumer	86,384	7,532	—	93,916
Total Mobility	93,367	8,934	—	102,301
Fixed - Business	67,458	53,283	—	120,741
Fixed - Consumer	166,005	41,897	—	207,902
Total Fixed	233,463	95,180	—	328,643
Carrier Services	9,937	107,793	—	117,730
Other	946	—	—	946
Total Communication Services Revenue	337,713	211,907	—	549,620
Construction	—	35,889	—	35,889
Other
Renewable Energy	—	—	417	417
Managed Services	5,146	11,635	—	16,781
Total Other Revenue	5,146	11,635	417	17,198
Total Revenue	342,859	259,431	417	602,707
Depreciation	53,858	43,604	5,269	102,731
Amortization of intangibles from acquisitions	1,648	6,127	—	7,775
Non-cash stock-based compensation	128	271	6,182	6,581
Operating income (loss)	33,899	(14,016)	(34,909)	(15,026)

	International	US	Corporate and
	Telecom	Telecom	Other	Consolidated
December 31, 2023
Cash, cash equivalents, and restricted cash	$26,354	$33,574	$2,239	$62,167
Total current assets	107,469	162,768	11,035	281,272
Fixed assets, net	481,911	593,833	4,915	1,080,659
Goodwill	4,836	35,268	—	40,104
Total assets	672,171	1,019,924	91,619	1,783,714
Total current liabilities	86,540	169,297	37,357	293,194
Total debt, including current portion	64,254	293,607	159,009	516,870
December 31, 2022
Cash, cash equivalents, and restricted cash	$26,418	$26,375	$6,935	$59,728
Total current assets	105,324	116,038	8,326	229,688
Fixed assets, net	462,447	585,969	7,538	1,055,954
Goodwill	4,835	35,269	—	40,104
Total assets	643,664	980,543	83,662	1,707,869
Total current liabilities	86,738	119,755	26,687	233,180
Total debt, including current portion	59,659	263,241	99,000	421,900

	Capital Expenditures

	International	US	Corporate and
Year ended December 31,	Telecom	Telecom	Other (1)	Consolidated
2023	$76,379	$119,789	$—	$196,168
2022	70,385	96,589	1,045	168,019
(1)	Corporate and other refers to corporate overhead expenses and consolidating adjustments. See Note 5 for a discussion of the Company’s disposition of its International Solar Business.

The table below identifies the Company’s revenues and long-lived assets by geographic location. The Company attributes revenue to geographic location based on location of the customer (in thousands):

	2023		2022		2021
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

US	$391,870	$938,650	$370,204	$927,177	$259,430	$840,251
Guyana	119,915	195,030	113,816	174,719	108,338	152,627
US Virgin Islands	95,129	213,553	93,264	209,101	94,310	210,448
Bermuda	114,096	102,227	110,337	100,125	104,671	107,885
Other Foreign Countries	41,206	52,982	38,124	67,058	35,958	64,775
	$762,216	$1,502,442	$725,745	$1,478,180	$602,707	$1,375,986

SCHEDULE II

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in Thousands)

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Year	Expenses	Deductions	of Year
YEAR ENDED, December 31, 2021
Description:
Valuation allowance on net operating losses and other deferred taxes	$31,014	$2,628	$—	$33,642
Allowance for credit losses	12,121	4,850	3,086	13,885
	$43,135	$7,478	$3,086	$47,527
YEAR ENDED, December 31, 2022
Description:
Valuation allowance on net operating losses and other deferred taxes	$33,642	$2,653	$536	$35,759
Allowance for credit losses	13,885	6,695	5,409	15,171
	$47,527	$9,348	$5,945	$50,930
YEAR ENDED, December 31, 2023
Description:
Valuation allowance on net operating losses and other deferred taxes	$35,759	$8,327	$968	$43,118
Allowance for credit losses	15,171	5,012	3,821	16,362
	$50,930	$13,339	$4,789	$59,480