Form 10-Q
period 2024-03-31
ATN International, Inc.
filed 2024-05-10
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had outstanding 15,317,229 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended March 31, 2024

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the impact of federal support program revenues; expectations regarding future revenue, operating income, EBITDA and capital expenditures; the competitive environment in our key markets, demand for our services and industry trends; expectations regarding litigation; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of our operations, including operating margins, revenues, capital expenditures, and the retention of and future growth of our subscriber base and ARPU; (2) our ability to replace and remove all prohibited mobile telecommunications equipment in our U.S. network on the timeframe and at the cost approved by the FCC; (3) our ability to satisfy the needs and demands of our major carrier customers; (4) government funding program availability and regulation of our businesses, which may impact our revenue, operating costs, and telecommunications licenses; (5) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (6) our ability to efficiently and cost-effectively upgrade our networks and information technology platforms to address rapid and significant technological changes in the telecommunications industry; (7) continued access to capital and credit markets on terms we deem favorable; (8) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (9) our ability to continue to cost-effectively service our debt to levels needed to fund our business  given rising interest rates; (10) our estimated plan with respect to material construction projects and the effect such progress will have on our financial results; (11) increased risk of political, geopolitical and other risks and opportunities facing our operations, including those resulting from the persistence of high inflation and other macroeconomic headwinds including increased costs and supply chain disruptions; (12) the loss of, or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (13) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals; (14) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage for these assets; and (15) increased competition. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” in each of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024, and the other reports we file from time to time with the SEC.  The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$56,467	$49,225
Restricted cash	12,751	12,942
Short-term investments	300	300
Accounts receivable, net of allowances for credit losses of $16.9 million and $16.4 million, respectively	138,456	138,616
Customer receivable	7,506	7,249
Inventory, materials and supplies	16,207	19,133
Prepayments and other current assets	58,040	53,807
Total current assets	289,727	281,272

Fixed Assets, net	1,071,482	1,080,659
Telecommunication licenses, net	113,319	113,319
Goodwill	40,104	40,104
Intangible assets, net	17,685	19,585
Operating lease right-of-use assets	97,735	99,335
Customer receivable - long term	45,165	45,676
Other assets	103,937	103,764
Total assets	$1,779,154	$1,783,714
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$20,476	$24,290
Current portion of customer receivable credit facility	7,569	7,110
Accounts payable and accrued liabilities	161,418	182,069
Dividends payable	3,757	3,701
Accrued taxes	11,642	10,876
Current portion of lease liabilities	15,674	15,164
Advance payments and deposits	53,081	49,984
Total current liabilities	273,617	293,194
Deferred income taxes	18,123	19,775
Lease liabilities, excluding current portion	74,856	76,936
Deferred revenue, long-term	61,611	64,035
Other liabilities	76,387	74,531
Customer receivable credit facility, net of current portion	40,408	38,943
Long-term debt, excluding current portion	520,815	492,580
Total liabilities	1,065,817	1,059,994
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	61,442	60,094
Common redeemable noncontrolling interests	23,179	25,823
Total redeemable noncontrolling interests	84,621	85,917
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,845,445 and 17,702,476 shares issued, respectively, 15,501,510 and 15,421,481 shares outstanding, respectively	173	173
Treasury stock, at cost; 2,343,935 and 2,280,995 shares, respectively	(92,463)	(90,447)
Additional paid-in capital	207,551	205,797
Retained earnings	405,031	417,282
Accumulated other comprehensive income	9,700	8,268
Total ATN International, Inc. stockholders’ equity	529,992	541,073
Noncontrolling interests	98,724	96,730
Total equity	628,716	637,803
Total liabilities, redeemable noncontrolling interests and equity	$1,779,154	$1,783,714

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended March 31,
	2024	2023
REVENUE:
Communication services	$181,268	$181,308
Construction	1,586	590
Other	3,940	3,876
Total revenue	186,794	185,774
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	80,390	79,040
Cost of construction revenue	1,570	588
Selling, general and administrative	61,315	61,348
Stock-based compensation	1,909	1,778
Transaction-related charges	19	13
Restructuring expenses	1,190	2,887
Depreciation and amortization	34,340	36,404
Amortization of intangibles from acquisitions	1,980	3,247
Gain on disposition of assets	(493)	(167)
Total operating expenses	182,220	185,138
Income from operations	4,574	636
OTHER INCOME (EXPENSE)
Interest income	445	182
Interest expense	(11,520)	(8,807)
Other income	172	194
Other (expense)	(10,903)	(8,431)
LOSS BEFORE INCOME TAXES	(6,329)	(7,795)
Income tax expense (benefit)	1,619	(740)
NET LOSS	(7,948)	(7,055)
Net loss attributable to noncontrolling interests, net of tax (benefit) expense of $0.3 million and $(0.6) million respectively	1,633	1,170
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(6,315)	$(5,885)
NET LOSS PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(0.50)	$(0.44)
Diluted	$(0.50)	$(0.44)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,437	15,768
Diluted	15,437	15,768
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.24	$0.21

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

(In Thousands)

	Three months ended March 31,
	2024	2023
Net loss	$(7,948)	$(7,055)
Other comprehensive income:
Foreign currency translation adjustment net of tax expense of $0 and $0 million	—	111
Reclassification of loss on pension settlement, net of $0 and $0 million of tax	—	369
Unrealized gain on derivatives net of tax expense of $0.5 million and $0	1,432	—
Other comprehensive income (loss), net of tax	1,432	480
Comprehensive loss	(6,516)	(6,575)
Less: Comprehensive (income) loss attributable to noncontrolling interests	1,633	1,170
Comprehensive loss attributable to ATN International, Inc.	$(4,883)	$(5,405)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2023	$173	$(90,447)	$205,797	$417,282	$8,268	$541,073	$96,730	$637,803
Purchase of 62,940 shares of common stock	—	(2,016)	—	—	—	(2,016)	—	(2,016)
Stock-based compensation	—	—	1,754	—	—	1,754	155	1,909
Dividends declared on common stock ($0.24 per common share)	—	—	—	(3,720)	—	(3,720)	(40)	(3,760)
Accrued dividend - redeemable preferred units	—	—	—	(1,348)	—	(1,348)	—	(1,348)
Deemed dividend - redeemable common units	—	—	—	(868)	—	(868)	3,512	2,644
Comprehensive income:
Net loss	—	—	—	(6,315)	—	(6,315)	(1,633)	(7,948)
Other comprehensive income	—	—	—	—	1,432	1,432	—	1,432
Total comprehensive income (loss)	—	—	—	(6,315)	1,432	(4,883)	(1,633)	(6,516)
Balance, March 31, 2024	$173	$(92,463)	$207,551	$405,031	$9,700	$529,992	$98,724	$628,716

Balance, December 31, 2022	$173	$(73,825)	$198,449	$449,806	$6,210	$580,813	$96,016	$676,829
Purchase of 71,563 shares of common stock	—	(2,840)	—	—	—	(2,840)	—	(2,840)
Stock-based compensation	—	—	1,634	—	—	1,634	144	1,778
Dividends declared on common stock ($0.21 per common share)	—	—	—	(3,315)	—	(3,315)	—	(3,315)
Repurchase of noncontrolling interests	—	—	(68)	—	—	(68)	(527)	(595)
Accrued dividend - redeemable preferred units	—	—	—	(1,045)	—	(1,045)	—	(1,045)
Deemed dividend - redeemable common units	—	—	—	(2,531)	—	(2,531)	2,820	289
Comprehensive income:
Net income (loss)	—	—	—	(5,885)	—	(5,885)	(1,170)	(7,055)
Other comprehensive income (loss)	—	—	—	—	480	480	—	480
Total comprehensive income (loss)	—	—	—	(5,885)	480	(5,405)	(1,170)	(6,575)
Balance, March 31, 2023	$173	$(76,665)	$200,015	$437,030	$6,690	$567,243	$97,283	$664,526

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,948)	$(7,055)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	34,340	36,404
Amortization of intangibles from acquisitions	1,980	3,247
Provision for doubtful accounts	1,322	1,378
Amortization of debt discount and debt issuance costs	625	569
Gain on disposition of assets and contingent consideration	(493)	(167)
Stock-based compensation	1,909	1,778
Deferred income taxes	(2,181)	(1,953)
Loss on pension settlement	—	369
Gain on investments	(170)	(315)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	2,183	3,573
Customer receivable	254	745
Prepaid income taxes	—	679
Accrued taxes	3,966	6,953
Materials and supplies, prepayments, and other current assets	(626)	(3,503)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(9,624)	(24,548)
Other assets	340	141
Other liabilities	(2,701)	(2,283)
Net cash provided by operating activities	23,176	16,012
Cash flows from investing activities:
Capital expenditures	(36,016)	(50,598)
Government capital programs
Amounts disbursed	(13,473)	(2,127)
Amounts received	10,546	593
Purchases of strategic investments	—	(630)
Purchase of intangible assets	(573)	—
Purchase of investments - employee benefit plan	(25)	—
Proceeds from investments - employee benefit plan	201	—
Proceeds from sale of assets	3,655	—
Net cash used in investing activities	(35,685)	(52,762)
Cash flows from financing activities:
Dividends paid on common stock	(3,701)	(3,310)
Payment of debt issuance costs	(72)	(119)
Finance lease payments	(443)	(249)
Term loan - repayments	(3,801)	(1,171)
Revolving credit facility – borrowings	46,000	57,553
Revolving credit facility – repayments	(18,302)	(14,000)
Proceeds from customer receivable credit facility	3,700	4,300
Repayment of customer receivable credit facility	(1,804)	(1,570)
Purchases of common stock – stock- based compensation	(1,896)	(1,433)
Purchases of common stock – share repurchase plan	(121)	(1,407)
Repurchases of noncontrolling interests	—	(595)
Net cash provided by financing activities	19,560	37,999
Net change in cash, cash equivalents, and restricted cash	7,051	1,249
Total cash, cash equivalents, and restricted cash, beginning of period	62,167	59,728
Total cash, cash equivalents, and restricted cash, end of period	$69,218	$60,977
Supplemental cash flow information:
Interest paid	$10,291	$6,711
Taxes paid	$748	$29
Dividends declared, not paid	$3,720	$3,315
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses
Amounts accrued for reimbursable capital expenditures from government capital programs	$33,446	$1,435
Amounts accrued for non-reimbursable capital expenditures	$14,032	$14,773

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

The Company has developed significant operational expertise and resources that it uses to augment its capabilities in its local markets. With this support, the Company’s operating subsidiaries are able to improve their quality of service with greater economies of scale and expertise than would typically be available in the size markets they operate in. The Company provides management, technical, financial, regulatory, and marketing services to its operating subsidiaries and typically receives a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. The Company also actively evaluates investment opportunities and other strategic transactions, both domestic and international, and generally looks for those that it believes fit the Company’s profile of telecommunications businesses and have the potential to complement the Company’s “First-to-Fiber” and “Glass & Steel™” approach in markets while keeping a focus on generating excess operating cash flows over extended periods of time. The Company uses the cash generated from its operations to maintain an appropriate ratio of debt and cash on hand and to fund growth and capital expenditures, to return cash to its stockholders through dividends or stock repurchases, and make strategic investments or acquisitions.

For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Notes 1 and 12 to the Consolidated Financial Statements included in this Report.

As of March 31, 2024, the Company offered the following types of services to its customers:

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

Through March 31, 2024, the Company identified two operating segments to manage and review its operations and to facilitate investor presentations of its results. These two operating segments are as follows:

●	International Telecom. In the Company’s international markets, it offers fixed services, mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the United States, the Company offers fixed services, carrier services, and managed services to business customers and consumers in Alaska and the western United States. As of March 31,

2024 the Company provided mobility services to retail customers in the western United States.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served during the three months ended March 31, 2024:

International Telecom			US Telecom
Services	Markets	Tradenames	Services	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT, Viya	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands	One, Essextel, GTT, Viya	Carrier Services	United States	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT, Viya, Brava	Managed Services	United States	Alaska Communications, Choice

For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 12 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Restructuring Expense

In order to reduce the Company’s US Telecom and International Telecom segments’ cost structure, the Company has incurred, since the first quarter of 2023, certain network termination and reduction in force costs totaling $12.4 million through March 31, 2024. Of this amount, $1.2 million and $2.9 million were recorded during the three months ended March 31, 2024 and 2023, respectively. A summary of the costs, since the first quarter of 2023, is below (in thousands):

	US	International
	Telecom	Telecom	Total
Employee termination benefits	$1,960	$4,681	$6,641
Contract termination costs	5,777	—	5,777
Total	$7,737	$4,681	$12,418

The charge is recorded in Restructuring Expenses on the Company’s Consolidated Income Statements. During the three months ended March 31, 2024, the Company paid $2.0 million of the restructuring costs. In total, since the first quarter of 2023 and through March 31, 2024, the Company paid $7.7 million, recorded a gain of $0.3 million on lease termination, and $5.0 million of the restructuring costs remain accrued. In conjunction with the restructuring, the Company terminated certain leases and removed $5.6 million of lease right of use assets and $5.9 million of lease liabilities from its balance sheet.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for the periods described therein. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07), which requires that a public entity disclose, on an interim and annual basis, significant segment expense categories and amounts that are regularly provided to its chief operating decision maker (CODM) and included in each reported measure of segment profit or loss. An entity must also disclose, by reportable segment, the amount and composition of other expenses. The standard requires an entity to disclose the title and position of its CODM and explain how the CODM uses these reported measures in assessing segment performance and determining how to allocate resources. ASU 2023-07 will be effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 31, 2024, with retrospective application. The standard allows early adoption of these requirements and we are currently evaluating the disclosure impacts of our adoption.

3. REVENUE RECOGNITION AND RECEIVABLES

Revenue Accounted for in Accordance with Other Guidance

The Company records revenue in accordance with ASC 606 from contracts with customers and ASC 842 from lease agreements, as well as government grants. Lease revenue recognized under ASC 842 is disclosed in Note 4 and government grant revenue is disclosed in Note 8.

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the periods presented below (in thousands):

	Three months ended March 31,2024
	International	US
	Telecom	Telecom	Total
Services transferred over time	$88,560	$78,043	$166,603
Goods and services transferred at a point in time	3,034	3,271	6,305
Total revenue accounted for under ASC 606	$91,594	$81,314	$172,908
Operating lease income	72	2,034	2,106
Government grant revenue (1)	1,393	10,387	11,780
Total revenue	$93,059	$93,735	$186,794

	Three months ended March 31,2023
	International	US
	Telecom	Telecom	Total
Services transferred over time	$85,680	$81,072	$166,752
Goods and services transferred at a point in time	3,259	2,546	5,805
Total revenue accounted for under ASC 606	$88,939	$83,618	$172,557
Operating lease income	72	1,831	1,903
Government grant revenue (1)	1,397	9,917	11,314
Total revenue	$90,408	$95,366	$185,774

(1)	Revenue recognized from CAF II, USF and RDOF programs. Refer to Note 8.

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized. Mobility and Fixed revenue for postpaid customers is generally billed one month in advance and recognized over the period that the corresponding service is rendered to customers. To the extent the service is not provided by the reporting date the amount is recognized as a contract liability. Prepaid service, including Mobility services, sold to customers is recorded as deferred revenue prior to the commencement of services. Contract liabilities also include certain long term fixed business and carrier service customer contracts. The current portion of contract liabilities are recorded in advanced payments and deposits and the noncurrent portion is included in deferred revenue, long-term on the Company’s balance sheets.

In July 2019, the Company entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that was subsequently amended through March 31, 2024 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, the Company is building a portion of AT&T’s network for the First Responder Network Authority in or near the Company’s current operating areas in the western United States (the “FirstNet Transaction”). The FirstNet Transaction includes construction and service performance obligations. The current portion of receivables under this agreement is recorded in customer receivable and the long-term portion is recorded in customer receivable long-term on the Company’s balance sheet.

In May 2023, the Company amended its current roaming agreement and entered into a carrier management services agreement with Verizon Wireless (the “Verizon CMS Agreement”). The transaction includes service performance obligations under which revenue is recognized over time. The Company allocates the transaction price of these agreements to each performance obligation based on the relative standalone selling price of each performance obligation in the contract. The standalone selling price is the estimated price the Company would charge for the good or service in a separate transaction with similar customers in similar circumstances.

Contract assets and liabilities consisted of the following (amounts in thousands):

	March 31, 2024	December 31, 2023	$ Change	% Change
Contract asset – current	$3,469	$3,616	$(147)	(4.1)%
Contract asset – noncurrent	5,490	5,509	(19)	(0.3)%
Contract liability – current	(31,721)	(30,990)	(731)	2.4%
Contract liability – noncurrent	(61,611)	(64,035)	2,424	(3.8)%
Net contract liability	$(84,373)	$(85,900)	$1,527	(1.8)%

The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and recognition of deferred revenue. During the three months ended March 31, 2024, the Company recognized revenue of $16.8 million related to its December 31, 2023 contract liability and amortized $1.3 million of the December 31, 2023 contract asset to revenue.

Contract Acquisition Costs

The March 31, 2024 and 2023 balance sheets include contract acquisition costs of $11.4 million and $9.0 million, respectively, in other assets. During the three months ended March 31, 2024 and 2023, the Company amortized $1.6 million and $1.1 million, respectively, of contract acquisition costs.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear Mobility contracts, which include a promotional discount, Managed Services contracts, and the Company’s Carrier Services construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $463 million and $494 million at March 31, 2024 and December 31, 2023, respectively. The decrease during 2024 was due to the Company satisfying certain performance obligations. The Company expects to satisfy approximately 34% of the remaining performance obligations and recognize the transaction price within 24 months and approximately $50 million annually from 2026 through 2031.

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

The Company had gross accounts receivable of $155.3 million and an allowance for credit losses of $16.9 million as of March 31, 2024. In addition, the Company had receivables under the FirstNet Agreement totaling $52.7 million, of which $45.2 million was long-term. At December 31, 2023, the Company had gross accounts receivable of $155.0 million and an allowance for credit losses of $16.4 million and a receivable under the FirstNet Agreement totaling $52.9 million, of which $45.7 million was long-term. The Company monitors receivables through the use of historical operating data adjusted for the expectation of future performance as appropriate. Activity in the allowance for credit losses is below (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023

Balance at beginning of period	$16,362	$15,171
Current period provision for expected losses	1,322	1,378
Write-offs charged against the allowance	(903)	(591)
Recoveries collected	83	74
Balance at end of period	$16,864	$16,032

4. LEASES

Lessee Disclosure

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between three and 10 years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Operating lease cost:
Operating lease cost	$5,479	$5,981
Short-term lease cost	691	677
Variable lease cost	1,429	662
Total operating lease cost	$7,599	$7,320

Finance lease cost:
Amortization of right-of-use asset	$612	$699
Variable costs	198	203
Interest costs	100	84
Total finance lease cost	$910	$986

During the three months ended March 31, 2024 and 2023, the Company paid $4.8 million and $5.0 million, respectively, for operating lease liabilities. During the three months ended March 31, 2024 and 2023, the Company recorded $2.3 million and $2.9 million, respectively, of operating lease liabilities arising from right of use assets. During the three months ended March 31, 2023, in conjunction with the restructuring activities the Company terminated certain leases and removed $5.0 million of lease right of use assets and $5.3 million of lease liabilities from its balance sheet, resulting in the recording of a gain of $0.3 million in the restructuring expense line of its statement of operations.

At March 31, 2024, finance leases with a cost of $31.7 million and accumulated amortization of $17.0 million were included in property, plant and equipment. During the three months ended March 31, 2024, the Company paid $0.4 million of financing cash flows and $0.1 million of operating cash flows for finance lease liabilities. During the three months ended March 31, 2023, the Company paid $0.2 million of financing cash flows, $0.9 million of investing cash flows and $0.1 million of operating cash flows for finance lease liabilities. At March 31, 2024, finance leases had a lease liability of $5.2 million, of which $1.8 million was current.

At December 31, 2023, finance leases with a cost of $31.7 million and accumulated amortization of $16.4 million were included in property, plant and equipment.

The weighted average remaining lease terms and discount rates as of March 31, 2024 and December 31, 2023 are noted in the table below:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term
Operating leases	12.9 years	13.3 years
Financing leases	9.2 years	9.2 years

Weighted-average discount rate
Operating leases	6.6%	6.3%
Financing leases	7.2%	6.6%

Maturities of lease liabilities as of March 31, 2024 were as follows (in thousands):

	Operating Leases	Financing Leases
2024 (excluding the three months ended March 31, 2024)	$13,608	$1,614
2025	16,800	1,394
2026	12,405	570
2027	9,542	534
2028	7,553	505
Thereafter	82,078	2,145
Total lease payments	141,986	6,762
Less imputed interest	(56,664)	(1,555)
Total	$85,322	$5,207

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

	Operating Leases	Financing Leases
2024	$18,048	$2,030
2025	16,022	1,488
2026	11,755	601
2027	9,327	534
2028	7,807	505
Thereafter	80,637	2,145
Total lease payments	143,596	7,303
Less imputed interest	(57,133)	(1,662)
Total	$86,463	$5,641

As of March 31, 2024, the Company did not have any material operating or finance leases that have not yet commenced.

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its wireless cell sites and buildings. For the three months ended March 31, 2024 and 2023, the Company recorded $2.1 million and $1.9 million, respectively, of lease income from agreements in which the Company is the lessor. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated (in thousands):

2024 (excluding the three months ended March 31, 2024)	$5,995
2025	7,060
2026	6,749
2027	5,559
2028	5,180
Thereafter	13,353
Total future lease payments	$43,896

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are summarized as follows (in thousands):

	March 31, 2024
	Significant Other
	Quoted Prices in	Unobservable
	Active Markets	Inputs
Description	(Level 1)	(Level 3)	Total
Short term investments	$300	$—	$300
Other investments	—	1,076	1,076
Employee benefit plan investments	2,991	—	2,991
Alaska Communications redeemable common units	—	(8,419)	(8,419)
Alloy redeemable common units	—	(14,760)	(14,760)
Warrants on Alaska Communications redeemable common units	—	(249)	(249)
Total assets and liabilities measured at fair value	$3,291	$(22,352)	$(19,061)

	December 31, 2023
	Significant Other
	Quoted Prices in	Unobservable
	Active Markets	Inputs
Description	(Level 1)	(Level 3)	Total
Short term investments	$300	$—	$300
Other investments	—	1,197	1,197
Employee benefit plan investments	3,014	—	3,014
Alaska Communications redeemable common units	—	(11,063)	(11,063)
Alloy redeemable common units	—	(14,760)	(14,760)
Warrants on Alaska Communications redeemable common units	—	(249)	(249)
Total assets and liabilities measured at fair value	$3,314	$(24,875)	$(21,561)

Other Investments

The Company holds investments in equity securities consisting of noncontrolling investments in privately held companies. The investments are accounted for using equity method accounting, the measurement alternative for investments without a readily determinable fair value, or fair value. The fair value investments are valued using Level 3 inputs and the Company used the income approach to fair value the investment. The inputs consisted of a discount rate and future cash flows calculated based on the investment attributes. A roll forward of the investments is below (in thousands):

	Investments without a readily determinable fair value	Fair value investments	Equity method investments	Total
Balance, December 31, 2023	$41,710	$1,197	$—	$42,907
Income recognized	—	19	—	19
Contributions / (distributions)	—	(140)	—	(140)
Foreign currency gain	—	—	—	—
Reclassification of foreign currency losses	—	—	—	—
Transfers	—	—	—	—
Balance, March 31, 2024	$41,710	$1,076	$—	$42,786

Balance, December 31, 2022	$22,590	$1,616	$13,963	$38,169
Income recognized	—	77	238	315
Contributions / (distributions)	—	—	630	630
Foreign currency loss	—	—	111	111
Balance, March 31, 2023	$22,590	$1,693	$14,942	$39,225

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

Redeemable Common Units and Warrants

The Company has issued redeemable common units, and warrants to purchase additional common units, in consolidated subsidiaries of the Company. The instruments are redeemable at the option of the holder. Both the common units and warrants to purchase common units are recorded at fair value in the Company’s financial statements. The common units are recorded in redeemable noncontrolling interest and the warrants are recorded in other liabilities on the Company’s balance sheets. The put options for the Alloy redeemable common units begin in November 2026. The put options for the Alaska Communications redeemable common units begin the earlier of a public offering or July 2028. The Company calculates the fair value of the instruments using a combination of market and discounted cash flows approaches with Level 3 inputs.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of long-term debt is estimated using Level 2 inputs. At March 31, 2024, the fair value of long-term debt, including the current portion, was $597.4 million and its book value was $589.3 million. At December 31, 2023, the fair value of long-term debt, including the current portion, was $571.6 million and its book value was $562.9 million.

7. LONG-TERM DEBT

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

Amounts borrowed under the 2023 CoBank Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR) plus an applicable margin ranging between 2.00% to 3.75% for the 2023 CoBank Term Loan or 1.75% to 3.50% for Revolving Loans or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.75% for the Term Loan or 0.75% to 2.50% for the 2023 CoBank Revolving Loans.  Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans.  The base rate is equal to the higher of (i) 1.00% plus the one-month SOFR rate (ii) the federal funds effective rate (as defined in the 2023 CoBank Credit Agreement) plus 0.50% per annum; and (iii) the prime rate (as defined in the 2023 CoBank Credit Agreement). The applicable margin is determined based on the ratio (as further defined in the 2023 CoBank Credit Agreement) of the Company’s maximum Total Net Leverage Ratio. Under the terms of the 2023 CoBank Credit Agreement, the Company must also pay a fee ranging from 0.25% to 0.50% on the average daily unused portion of the 2023 CoBank Credit Facility over each calendar quarter.

The 2023 CoBank Credit Agreement contains a financial covenant (as further defined in the 2023 CoBank Credit Agreement) that imposes a maximum Total Net Leverage Ratio, as well as customary representations, warranties and covenants, including covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. The maximum Total Net Leverage Ratio is measured each fiscal quarter and is required to be less than or equal to 3.25 to 1.0.  The 2023 CoBank Credit Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.

The Company capitalized $4.2 million of fees associated with the 2023 CoBank Credit Facility which are being amortized over the life of the debt and $3.7 million were unamortized as of March 31, 2024.

The Company had $128.4 million outstanding under the 2023 CoBank Term Loan as of March 31, 2024. Under the 2023 CoBank Revolving Loan, the Company had $60.8 million outstanding and $109.2 million of availability as of March 31, 2024. The Company was in compliance with all financial covenants as of March 31, 2024.

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

Letter of Credit Facility

On November 14, 2022, the Company entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of the Company and its subsidiaries. As of March 31, 2024, $32.4 million of Standby Letters of Credit had been issued under this agreement.

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

As of March 31, 2024, Alaska Communications had drawn $40.0 million on its Revolving Credit Commitment and had $35.0 million available to draw. The Term Loan balance was $227.1 million and principal payments commenced in the fourth quarter of 2023. Both facilities mature on July 22, 2026.

In addition to the above changes, the ACS Amendment replaced the calculation of interest from an applicable margin applied to LIBOR with the same applicable margin applied to the Secured Overnight Financing Rate (“SOFR”) plus a 10-basis point adjustment.

Alaska Communications capitalized $7.3 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $3.5 million were unamortized as of March 31, 2024.

The Alaska Credit Facility also provides for incremental facilities up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve-month Consolidated EBITDA (as defined in the Alaska Credit Facility).

The key terms and conditions of the Alaska Credit Facility include the following:

●	Amounts outstanding bear an interest rate of the forward-looking SOFR rate with a one-month interest period, plus the SOFR Spread Adjustment of 10 basis points, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or an alternate base rate may be selected at a margin that is 1% lower than the counterpart SOFR margin;

●	Principal repayments are due quarterly and commenced in the fourth quarter of 2023 in amounts as follows: from the fourth quarter of 2023 through the third quarter of 2024, $1.4 million; and from the fourth quarter of 2024 through the third quarter of 2026, $2.9 million. The remaining unpaid balance is due on the final maturity date;

●	Alaska Communications is required to maintain financial ratios as defined in the Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1, stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1; and

●	The Alaska Credit Facility is non-recourse to the Company and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

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

The Alaska Term Facility provided for a secured delayed draw term loan in an aggregate principal amount of up to $7.5 million and the proceeds were used to pay certain invoices from a contractor for work performed in connection with a fiber build. Interest on the Alaska Term Facility accrues at a fixed rate of 4.0% and scheduled quarterly payments of principal commenced on March 31, 2023. The Alaska Term Facility matures on June 30, 2024.

The Alaska Term Facility contains events of default customary for facilities of this type.

As of March 31, 2024, Alaska Communications Systems Holdings had $5.3 million outstanding and no available borrowings under the Alaska Term Facility.

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

As of March 31, 2024, Commnet Wireless had $48.4 million outstanding, of which $7.6 million was current, and $11.3 million of availability under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.5 million were unamortized as of March 31, 2024.

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

As of March 31, 2024, there were no outstanding amounts under the GTT Credit Facilities.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2021. Sacred Wind submitted a corrective action plan to comply with the financial covenant as of December 31, 2025. On May 5, 2022, Sacred Wind’s corrective action plan was accepted by the RUS. As of March 31, 2024, Sacred Wind was in compliance with that corrective action plan.

As of March 31, 2024, $27.4 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.3 million was current and $24.1 million was long term.

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

As of March 31, 2024, $60.0 million of the Viya Debt remained outstanding and $0.2 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually, and Viya was in compliance with the Net Leverage Ratio as of December 31, 2023.

Debt Maturity

The table below summarizes the annual maturities of the Company’s debt instruments (amounts in thousands).

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other	Debt	Credit Facility
April 1, 2024 through December 31, 2024	$13,549	$—	$2,438	$15,987	$5,644
Year ending December 31, 2025	14,969	—	4,875	19,844	7,830
Year ending December 31, 2026	253,469	60,000	8,125	321,594	8,192
Year ending December 31, 2027	3,723	—	9,750	13,473	8,572
Year ending December 31, 2028	3,858	—	9,750	13,608	8,973
Thereafter	10,192	—	154,257	164,449	9,221
Total	299,760	60,000	189,195	548,955	48,432
Debt Discounts	(3,764)	(224)	(3,676)	(7,664)	(455)
Book Value as of March 31, 2024	$295,996	$59,776	$185,519	$541,291	$47,977

8. GOVERNMENT SUPPORT AND SPECTRUM MATTERS

Universal Service Fund and Other Domestic Funding Programs

The Company recognizes revenue from several government funded programs including the Universal Service Fund (“USF”), a subsidy program managed by the Federal Communications Commission (“FCC”), and the Alaska Universal Service Fund (“AUSF”), a similar program managed by the Regulatory Commission of Alaska (the “RCA”). USF funds are disbursed to telecommunication providers through four programs the High Cost Program; the Low Income Program (“Lifeline Program”); the Schools and Libraries Program (“E-Rate Program”); and the Rural Health Care Support Program (“RHC”).  The Company’s International Telecom segment receives $5.5 million of legacy frozen high cost support funding in the US Virgin Islands. This funding expires on December 31, 2025.

The Company also recognizes revenue from the Connect America Fund Phase II program (“CAF II”) which offers subsidies to carriers to expand broadband coverage in designated areas. Under CAF II, the Company’s US Telecom segment will receive an aggregate of $27.7 million annually through December 2025 and an aggregate of $8.0 million annually from January 2026 through July 2028.

The Company also recognizes revenue from the FCC’s Affordable Connectivity Program (“ACP”) and the Emergency Connectivity Fund (“ECF”). The ACP provides eligible low-income consumers with a monthly subsidy for broadband connectivity and the ECF provides schools and libraries with subsidies for broadband connectivity. Funding under the ACP and ECF programs is set to expire in the second quarter of 2024.

The Company was awarded approximately $22.7 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”). Revenue recognized from the RDOF program is recognized as revenue from government grants.

All of the programs are subject to certain operational and reporting compliance requirements. The Company believes it is in compliance with these requirements as of March 31, 2024. Revenue recognized from the USF and CAF II programs is recognized as revenue from government grants. Revenue from other programs is recognized in accordance with ASC 606.

The Company recorded the amounts below as communication services revenue for the reported periods (in thousands):

	Three months ended
	March 31, 2024

	US Telecom	International Telecom	Total

High cost support	$3,455	$1,393	$4,848
CAF II	6,787	—	6,787
RDOF	145	—	145
ECF	6,813	—	6,813
RHC	3,437	—	3,437
Other	6,701	315	7,016
Total	$27,338	$1,708	$29,046

	Three months ended
	March 31, 2023

	US Telecom	International Telecom	Total

High cost support	$2,494	$1,397	$3,891
CAF II	6,815	—	6,815
RDOF	608	—	608
ECF	8,067	—	8,067
RHC	2,900	—	2,900
Other	4,693	4	4,697
Total	$25,577	$1,401	$26,978

Construction Grants

The Company has also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse the Company for its construction costs, is generally distributed after the Company incurs reimbursable costs. Completion deadlines begin in 2024 and once these projects are constructed, the Company is obligated to provide service to the participants. The Company expects to meet all requirements associated with these grants.  A roll forward of the Company’s grant awards is below (in thousands).

Amount
Grants awarded, December 31, 2023	$100,149
New grants	—
Construction complete	—
Grants awarded, March 31, 2024	$100,149

During the three months ended March 31, 2024, the Company disbursed capital expenditures of $3.4 million under these programs and received reimbursement of $1.9 million. These cash flows are classified as investing activities in the Company’s statement of cash flows.

In addition, the Company partners with tribal governments to obtain grants under various government programs including the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”). The TBCP and ReConnect programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas. The Company was identified as a sub recipient of grants under these programs totaling $192.6 million as of March 31, 2024. Through March 31, 2024, the Company has received $10.4 million of funding under these programs and spent $10.1 million on construction obligations. These amounts are recorded as operating cash flows in the company’s statement of cash flows.

Replace and Remove Program

On July 15, 2022, the Company was notified that it was an approved participant in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks.  Pursuant to the Replace and Remove Program, the Company was allocated up to approximately $207 million in reimbursement amounts to cover documented and approved costs to remove and securely destroy all ZTE communications equipment and services in its U.S. networks and replace such equipment. The Replace and Remove Program requires that the Company complete the project no later than one year from submitting its initial reimbursement request, or by July 2024. In April 2024, the FCC granted the Company’s request to extend the program’s completion deadlines to the first quarter of 2025. At this time, the Company anticipates that it will be able to meet the deadlines and requirements of the program.

A summary of the amounts spent and reimbursed under the Replace and Remove Program is below (in thousands):

	Capital	Operating	Total

Total spend, December 31, 2023	$49,262	$15,126	$64,388
Amounts spent	11,734	4,568	16,302
Total spend, March 31, 2024	$60,996	$19,694	$80,690

Total reimbursements, December 31, 2023	$(12,773)	$(4,354)	$(17,127)
Reimbursements received	(8,586)	(5,843)	(14,429)
Total reimbursements, March 31, 2024	$(21,359)	$(10,197)	$(31,556)

Amount pending reimbursement	$39,637	$9,497	$49,134

	Capital	Operating	Total

Total spend, December 31, 2022	$1,836	$1,489	$3,325
Amounts spent	1,485	1,900	3,385
Total spend, March 31, 2023	$3,321	$3,389	$6,710

Amount pending reimbursement	$3,321	$3,389	$6,710

At March 31, 2024, $33.4 million of the capital expenditures were accrued and unpaid. The Company expects to be reimbursed for all amounts spent within the next twelve months. Amounts identified as capital are recorded as investing cash flows and amounts identified as operating are recorded as operating cash flows in the Company’s statement of cash flows.

9. RETIREMENT PLANS

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

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended
	March 31, 2024		March 31, 2023
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$22	$16	$38	$31
Non-operating expense
Interest cost	824	45	593	35
Expected return on plan assets	(729)	—	(953)	—
Amortization of unrecognized actuarial gain	(11)	(28)	—	—
Settlements	—	—	369	—
Net periodic pension expense (benefit)	$106	$33	$47	$66

The Company was not required to make contributions to its pension plans during the three months ended March 31, 2024 and 2023. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions to its pension plans during the three months ended March 31, 2024 and 2023.

10.  INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was (25.6%) and 9.5%, respectively.

The Company recorded an income tax expense of $1.6 million in relation to a pretax loss of $6.3 million for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2024 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence, (iii) forecasted tax impact of global intangible low-taxed income (“GILTI”) inclusion, and (iv) discrete items including expense of $1.5 million to record an uncertain tax position for the current year, and expense of $0.7 million for interest on uncertain tax positions for prior years.

The Company recorded an income tax benefit of $0.7 million in relation to a pretax loss of $7.8 million for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2023 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) a net increase related to valuation allowances placed on certain deferred tax assets and (iii) discrete items including $0.6 million of expense for interest on unrecognized tax positions.

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

11. EARNINGS PER SHARE AND REDEEMABLE NONCONTROLLING INTERESTS

Earnings Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Three months ended March 31,
	2024	2023
Numerator:
Net loss attributable to ATN International, Inc. stockholders- Basic	(6,315)	(5,885)
Less: Preferred dividends	(1,348)	(1,045)
Net Loss attributable to ATN International, Inc. common stockholders- Diluted	$(7,663)	$(6,930)

Denominator:
Weighted-average shares outstanding- Basic	15,437	15,768
Weighted-average shares outstanding- Diluted	15,437	15,768

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

For the three months ended March 31, 2024 and 2023, the Company allocated losses of $3.5 million and $2.8 million, respectively, to the redeemable common units representing their proportionate share of operating losses. The Company then compared the book value of the common units to the fair value and the fair value exceeded the book value. As a result, the book value was increased by $0.9 million and $2.5 million during the three months ended March 31, 2024 and 2023, respectively.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for the three months ended March 31, 2024 and 2023 (in thousands):

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2023	$60,094	$25,823	$85,917
Accrued preferred dividend	1,348	—	1,348
Allocated net loss	—	(3,512)	(3,512)
Change in fair value	—	868	868
Balance, March 31, 2024	$61,442	$23,179	$84,621

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2022	$55,152	$37,317	$92,469
Accrued preferred dividend	1,045	—	1,045
Allocated net loss	—	(2,821)	(2,821)
Change in fair value	—	2,530	2,530
Balance, March 31, 2023	$56,197	$37,026	$93,223

12. SEGMENT REPORTING

The Company has the following two reportable and operating segments: i) International Telecom and ii) US Telecom.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended March 31, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$4,808	$74	$—	$4,882
Mobility - Consumer	21,229	764	—	21,993
Total Mobility	26,037	838	—	26,875
Fixed - Business	18,532	34,965	—	53,497
Fixed - Consumer	42,789	22,919	—	65,708
Total Fixed	61,321	57,884	—	119,205
Carrier Services	3,574	30,052	—	33,626
Other	818	744	—	1,562
Total Communication Services Revenue	91,750	89,518	—	181,268
Construction	—	1,586	—	1,586
Other
Managed Services	1,309	2,631	—	3,940
Total other revenue	1,309	2,631	—	3,940
Total Revenue	93,059	93,735	—	186,794
Depreciation and amortization	16,124	18,138	78	34,340
Amortization of intangibles from acquisitions	251	1,729	—	1,980
Non-cash stock-based compensation	23	132	1,754	1,909
Operating income (loss)	11,685	597	(7,708)	4,574

For the Three Months Ended March 31, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,575	$172	$—	$3,747
Mobility - Consumer	22,532	987	—	23,519
Total Mobility	26,107	1,159	—	27,266
Fixed - Business	17,113	36,320	—	53,433
Fixed - Consumer	41,778	22,582	—	64,360
Total Fixed	58,891	58,902	—	117,793
Carrier Services	3,690	32,084	—	35,774
Other	400	75	—	475
Total Communication Services Revenue	89,088	92,220	—	181,308
Construction	—	590	—	590
Other
Managed Services	1,320	2,556	—	3,876
Total Other Revenue	1,320	2,556	—	3,876
Total Revenue	90,408	95,366	—	185,774
Depreciation	14,186	21,487	731	36,404
Amortization of intangibles from acquisitions	380	2,867	—	3,247
Non-cash stock-based compensation	67	77	1,634	1,778
Operating income (loss)	13,825	(4,342)	(8,847)	636

Selected balance sheet data for each of the Company’s segments as of March 31, 2024 and December 31, 2023 consists of the following (in thousands):

	International	US	Corporate and
	Telecom	Telecom	Other	Consolidated
March 31, 2024
Cash, cash equivalents, and restricted cash	$35,369	$32,288	$1,561	$69,218
Total current assets	121,262	157,318	11,147	289,727
Fixed assets, net	479,325	585,979	6,178	1,071,482
Goodwill	4,835	35,269	—	40,104
Total assets	679,591	1,006,960	92,603	1,779,154
Total current liabilities	87,986	155,274	30,357	273,617
Total debt, including current portion	59,776	295,996	185,519	541,291
December 31, 2023
Cash, cash equivalents, and restricted cash	$26,354	$33,574	$2,239	$62,167
Total current assets	107,469	162,768	11,035	281,272
Fixed assets, net	481,911	593,833	4,915	1,080,659
Goodwill	4,836	35,268	—	40,104
Total assets	672,171	1,019,924	91,619	1,783,714
Total current liabilities	86,540	169,297	37,357	293,194
Total debt, including current portion	64,254	293,607	159,009	516,870

For the three months ended March 31, 2024 and 2023, the Company spent $49.5 million and $52.7 million, respectively, on capital expenditures relating to its telecommunications networks and business support systems of which $13.5 million and $2.1 million, respectively, are reimbursable under various government programs. The following notes the Company’s capital expenditures, by operating segment, for these periods (in thousands).

	Capital Expenditures

	International	US	Corporate and
Three months ended March 31,	Telecom	Telecom	Other (1)	Consolidated
2024	$16,915	$31,233	$1,341	$49,489
2023	21,464	31,261	—	52,725

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

Beginning in 2006, the National Frequency Management Unit (now the Telecommunications Agency, or the “NFMU/TA”) and GTT have been engaged in discussions regarding the amount of and methodology for calculation of spectrum fees payable by GTT in Guyana. Since that time, GTT has made payments of undisputed spectrum fees as amounts invoiced by the NFMU, and to its successor, the Telecommunications Authority (“TA”). There have been limited further discussions on the subject of a revised spectrum fee methodology with the TA.

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

On May 8, 2024, we entered into a Consent Decree with the FCC Enforcement Bureau, regarding both the USAC and FCC Enforcement Bureau’s investigation and agreed to (i) pay a settlement amount of approximately $6.3 million, and (ii) enter into a three-year compliance agreement in connection with Alaska Communication’s continued participation in the RHC Program. At this time, we believe that we can comply with all of the terms of the compliance agreement.

The settlement amount of $6.3 million consists of a $5.3 million cash payment and the $1.0 million forgiveness of certain receivables, both of which have been accrued on the Company’s balance sheet as of March 31, 2024. As such, this settlement will not impact the statement of operations in future periods.

With respect to all of the foregoing matters, the Company believes that some adverse outcome is probable and has accordingly accrued $17.0 million as of March 31, 2024 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

14. SUBSEQUENT EVENTS

On May 8, 2024, the Company entered into a Consent Decree with the FCC Enforcement Bureau, regarding both the USAC and FCC Enforcement Bureau’s investigation and agreed to (i) a settlement amount of approximately $6.3 million, and (ii) enter into a three-year compliance agreement in connection with Alaska Communication’s continued

participation in the RHC Program. At this time, we believe that we can comply with all of the terms of the compliance agreement.

The settlement amount of $6.3 million consists of a $5.3 million cash payment and the $1.0 million forgiveness of certain receivables, both of which have been accrued on the Company’s balance sheet as of March 31, 2024.  As such, this settlement will not impact the statement of operations in future periods.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of digital infrastructure and communications services with a focus on rural and remote markets in the United States, and internationally, including Bermuda and the Caribbean region.

We have developed significant operational expertise and resources that we use to augment our capabilities in our local markets. With this support, our operating subsidiaries are able to improve their quality of service with greater economies of scale and expertise than would typically be available in the size markets we operate in. We provide management, technical, financial, regulatory, and marketing services to our operating subsidiaries and typically receive a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. We also actively evaluate investment opportunities and other strategic transactions, both domestic and international, and generally look for those that we believe fit our profile of telecommunications businesses and have the potential to complement our “First-to-Fiber” and “Glass & Steel™” approach in markets while keeping a focus on generating excess operating cash flows over extended periods of time. We use the cash generated from our operations to maintain an appropriate ratio of debt and cash on hand and to fund growth and to fund capital expenditures, to return cash to our stockholders through dividends or stock repurchases, and make strategic investments or acquisitions.

For further information about our financial segments and geographical information about our operating revenues and assets, see Notes 1 and 12 to the Consolidated Financial Statements included in this Report.

As of March 31, 2024, we offered the following types of services to our customers:

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

Through March 31, 2024, we identified two operating segments to manage and review our operations and to facilitate investor presentations of our results. These operating segments are as follows:

●	International Telecom. In our international markets, we offer fixed services, mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the United States, we offer fixed services, carrier services, and managed services to business customers and consumers in Alaska and the western United States. As of March 31, 2024 we provided mobility services to retail customers in the western United States.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served as of March 31, 2024:

International Telecom			US Telecom
Services	Markets	Tradenames	Services	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT, Viya	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands	One, Essextel, GTT, Viya	Carrier Services	United States	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT, Viya, Brava	Managed Services	United States	Alaska Communications, Choice

Carrier Managed Services

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we subsequently amended through March 31, 2024 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating areas in the western United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time. Since the inception of the project through March 31, 2024, we have recorded $73.2 million in construction revenue and expect to record approximately $9.0 million in additional construction revenue and related costs as sites are completed. We expect to substantially complete the build by the end of 2024 with the remainder to be completed in early 2025. Revenues from construction are expected to have minimal impact on operating income.

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

On May 10, 2023, we entered into a  Carrier Managed Services Master Agreement (the “Agreement”) with Cellco Partnership d/b/a Verizon Wireless (“Verizon”), pursuant to which we will provide a variety of network, infrastructure and technical services that will help deliver next generation wireless services to Verizon’s subscribers in our current operating area in the southwestern United States.

Pursuant to the Agreement and subject to certain limitations contained therein, we will upgrade our wireless service in specific areas and provide services to Verizon for an initial term ending in 2030.

Following acceptance of a cell site, we will continue to own the cell site. In addition to building the network, we will provide ongoing equipment and site maintenance and high-capacity transport to and from these cell sites for an initial term ending in 2030.

With respect to each of our FirstNet and Verizon agreements, our carrier partners will continue to use our wholesale domestic mobility network for roaming services at a fixed rate per site during the construction period until such time as the cell site is completed.  Thereafter, revenue from the maintenance, leasing and transport services provided is expected to generally offset revenue from wholesale mobility roaming services.

Universal Service Fund and Other Domestic Funding Programs

We recognize revenue from several government funded programs including the USF, a subsidy program managed by the Federal Communications Commission (“FCC”), and the Alaska Universal Service Fund (“AUSF”), a similar program managed by the Regulatory Commission of Alaska (the “RCA”). USF funds are disbursed to telecommunication providers through four programs: the High Cost Program; the Low Income Program (“Lifeline Program”); the Schools and Libraries Program (“E-Rate Program”); and the Rural Health Care Support Program.  Our International Telecom segment receives $5.5 million of legacy frozen high cost support funding in the US Virgin Islands.  This funding expires on December 31, 2025.

We also recognize revenue from the Connect America Fund Phase II program (“CAF II”) which offers subsidies to carriers to expand broadband coverage in designated areas. Under CAF II, our US Telecom segment will receive an aggregate of $27.7 million annually through December 2025 and an aggregate of $8.0 million annually from January 2026 through July 2028.

We also recognize revenue from the FCC’s Affordable Connectivity Program (“ACP”) and the Emergency Connectivity Fund (“ECF”). The ACP provides eligible low-income consumers with a monthly subsidy for broadband connectivity and the ECF provides schools and libraries with subsidies for broadband connectivity. Funding under the ACP and ECF programs is set to expire in the second quarter of 2024.

We were awarded approximately $22.7 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”). During the three months ended March 31, 2024 and 2023, we recorded $0.1 million and $0.6 million of revenue from the RDOF program, respectively.

All of the programs are subject to certain operational and reporting compliance requirements. We believe we are in compliance with these requirements as of March 31, 2024.

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is generally distributed after we incur reimbursable costs. Completion deadlines begin in 2024 and once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants.  As of March 31, 2024, we were awarded $100.1 million of construction grants.

During the three months ended March 31, 2024, we disbursed capital expenditures of $3.4 million under these programs and received reimbursement of $1.9 million.  These cash flows are classified as investing activities in our statement of cash flows.

In addition, we partner with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”).  These programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas.  We were identified as a sub recipient of grants under these programs totaling $192.6 million as of March 31, 2024.  Through March 31, 2024, we have received $10.4 million of funding under these programs and spent $10.1 million on construction obligations.  These amounts are recorded as operating cash flows in the company’s statement of cash flows.

Replace and Remove Program

On July 15, 2022, we were notified that we were an approved participant in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of communications services for reasonable costs incurred in the required removal, replacement, and disposal of covered communications equipment or services, that have been deemed to pose a national security risk, from their networks. Pursuant to the Replace and Remove Program, we were allocated up to approximately $207 million in reimbursement amounts to cover documented and approved costs to remove and securely destroy all prohibited communications equipment and services in our U.S. networks and replace such equipment. The Replace and Remove Program requires that we complete the project no later than one year from submitting our initial reimbursement request, or by July 2024. In April 2024, the FCC granted our request to extend the program’s completion deadline to the first quarter of 2025. At this time, we anticipate that we will be able to meet the deadlines and requirements of the program.

We have incurred total expenditures of $80.7 million related to this project, of which $16.3 million were incurred in 2024. Of these total expenditures, $61.0 million were classified as capital.

At March 31, 2024, $33.4 million of capital expenditures were accrued and unpaid. We expect to be reimbursed for all amounts spent within the next twelve months. During the three months ended March 31, 2024 we have received $14.4 million of reimbursement under the program, of which $5.8 million was classified as operating cash inflows and $8.6 million was classified as investing cash inflows in our statement of cash flows.

Selected Segment Financial Information

The following represents selected segment information for the three months ended March 31, 2024 and 2023 (in thousands):

For the Three Months Ended March 31, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$4,808	$74	$—	$4,882
Mobility - Consumer	21,229	764	—	21,993
Total Mobility	26,037	838	—	26,875
Fixed - Business	18,532	34,965	—	53,497
Fixed - Consumer	42,789	22,919	—	65,708
Total Fixed	61,321	57,884	—	119,205
Carrier Services	3,574	30,052	—	33,626
Other	818	744	—	1,562
Total Communication Services Revenue	91,750	89,518	—	181,268
Construction	—	1,586	—	1,586
Other
Managed Services	1,309	2,631	—	3,940
Total Other Revenue	1,309	2,631	—	3,940
Total Revenue	93,059	93,735	—	186,794

Operating income (loss)	11,685	597	(7,708)	4,574

For the Three Months Ended March 31, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,575	$172	$—	$3,747
Mobility - Consumer	22,532	987	—	23,519
Total Mobility	26,107	1,159	—	27,266
Fixed - Business	17,113	36,320	—	53,433
Fixed - Consumer	41,778	22,582	—	64,360
Total Fixed	58,891	58,902	—	117,793
Carrier Services	3,690	32,084	—	35,774
Other	400	75	—	475
Total Communication Services Revenue	89,088	92,220	—	181,308
Construction	—	590	—	590
Other
Managed Services	1,320	2,556	—	3,876
Total Other Revenue	1,320	2,556	—	3,876
Total Revenue	90,408	95,366	—	185,774

Operating income (loss)	13,825	(4,342)	(8,847)	636

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments.

A comparison of our segment results for the three months ended March 31, 2024 and 2023 is as follows:

International Telecom. Revenues within our International Telecom segment increased $2.7 million, or 3.0%, to $93.1 million from $90.4 million for the three months ended March 31, 2024 and 2023, respectively, as a result of network upgrades and expansions as well as improved customer care and marketing strategies which led to an increase in mobile and fixed subscribers including an increase in the number of homes passed by high-speed data solutions which allowed us to migrate legacy copper customers to more durable fiber services.

Operating expenses within our International Telecom segment increased by $4.8 million, or 6.3%, to $81.4 million from $76.6 million for the three months ended March 31, 2024 and 2023, respectively.  The increase was primarily to support this segment’s revenue growth offset by the impact of certain cost reduction programs that were implemented in previous periods.

As a result, our International Telecom segment’s operating income decreased $2.1 million, or 15.2%, to $11.7 million from $13.8 million for the three months ended March 31, 2024 and 2023, respectively.

US Telecom.  Revenue within our US Telecom segment decreased by $1.7 million, or 1.8%, to $93.7 million from $95.4 million for the three months ended March 31, 2024 and 2023, respectively, primarily as a result of delays in the delivery of certain carrier service projects partially offset by an increase in construction revenue related to the FirstNet Transaction.

Operating expenses within our US Telecom segment decreased $6.6 million, or 6.6%, to $93.1 million from $99.7 million for the three months ended March 31, 2024 and 2023, respectively, as a result of certain cost reduction programs that were implemented in previous periods partially offset by an increase in transport costs and costs associated with project-related revenues.

As a result of the above, our US Telecom segment’s operating income (loss) increased by $4.9 million to income of $0.6 million from a loss of $4.3 million for the three months ended March 31, 2024 and 2023, respectively.

The following represents a year over year discussion and analysis of our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended		Amount of	Percent
	March 31,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
REVENUE:
Communication services	$181,268	$181,308	$(40)	(0.0)%
Construction	1,586	590	996	168.8
Other	3,940	3,876	64	1.7
Total revenue	186,794	185,774	1,020	0.5
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communications services and other	80,390	79,040	1,350	1.7
Cost of construction revenue	1,570	588	982	167.0
Selling, general and administrative	61,315	61,348	(33)	(0.1)
Stock-based compensation	1,909	1,778	131	7.4
Transaction-related charges	19	13	6	46.2
Restructuring charges	1,190	2,887	(1,697)	(58.8)
Depreciation and amortization	34,340	36,404	(2,064)	(5.7)
Amortization of intangibles from acquisitions	1,980	3,247	(1,267)	(39.0)
Gain on disposition of long-lived assets	(493)	(167)	(326)	195.2
Total operating expenses	182,220	185,138	(2,918)	(1.6)
Income from operations	4,574	636	3,938	619.2
OTHER INCOME (EXPENSE):
Interest income	445	182	263	144.5
Interest expense	(11,520)	(8,807)	(2,713)	30.8
Other income	172	194	(22)	(11.3)
Other income (expense), net	(10,903)	(8,431)	(2,472)	29.3
LOSS BEFORE INCOME TAXES	(6,329)	(7,795)	1,466	(18.8)
Income tax expense (benefit)	1,619	(740)	2,359	(318.8)
NET LOSS	(7,948)	(7,055)	(893)	12.7
Net loss attributable to noncontrolling interests, net of tax:	1,633	1,170	463	39.6
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(6,315)	$(5,885)	$(430)	7.3%

Communications Services Revenue

Mobility Revenue. Our Mobility revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing retail mobile voice and data services over our wireless networks as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our retail subscribers.

Mobility revenue decreased by $0.4 million, or 1.5%, to $26.9 million for the three months ended March 31, 2024 from $27.3 million for the three months ended March 31, 2023. Mobility revenue from consumer customers decreased by $1.5 million partially offset by an increase in Mobility revenue from business customers of $1.1 million.

The decrease in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue decreased by $0.1 million, or 0.4%, to $26.0 million for the three months ended March 31, 2024 from $26.1 million for the three months ended March 31, 2023. This decrease was primarily related to a decrease in the demand for voice services partially offset by an increase in the demand for data services. Mobility revenue from consumer customers decreased $1.3 million partially offset by an increase in Mobility revenue from business customers of $1.2 million.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $0.4 million, or 33.3%, to $0.8 million from $1.2 million for the three months ended March 31, 2024 and 2023, respectively. Substantially all of the decrease related to a decrease in revenue from consumers within our retail operations due to a reduction in subscribers as we continue to put more emphasis on other revenue sources within this segment.

Mobility revenue within our International Telecom segment may increase as a result of continued network upgrades and our marketing efforts to increase the number of our subscribers. However, increased competition and regulatory changes within our international markets may limit that revenue growth. We expect that Mobility revenue within our US Telecom segment will decrease over time as we put more emphasis on other revenue sources within that segment.

Fixed Revenue. Fixed revenue is primarily generated by broadband, voice, and video service revenues provided to retail and business customers over our wireline networks. Fixed revenue within our US Telecom segment also includes awards from the Connect America Fund Phase II and Emergency Connectivity Fund programs in the western United States and Alaska, as well as revenue from the Alaska Universal Service Fund. Within our International Telecom segment, Fixed revenue also includes funding under the FCC’s High Cost Program in the US Virgin Islands.

Fixed revenue increased by $1.4 million, or 1.2%, to $119.2 million from $117.8 million for the three months ended March 31, 2024 and 2023, respectively. Of this increase, $0.1 million and $1.3 million relate to increases in revenue from business and consumer customers, respectively. The increase in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue increased by $2.4 million, or 4.1%, to $61.3 million from $58.9 million for the three months ended March 31, 2024 and 2023, respectively. Of this increase, $1.0 million and $1.4 million relate to increases in revenue from consumer and business customers, respectively. This increase was a result of network upgrades and expansions which led to an increase in subscribers and the number of homes passed by high-speed data solutions which allowed us to migrate legacy copper customers to more durable fiber services.

●	US Telecom. Fixed revenue within our US Telecom segment decreased by $1.0 million, or 1.7%, to $57.9 million from $58.9 million for the three months ended March 31, 2024 and 2023, respectively. Revenue from business customers decreased by $1.4 million as a result of a decrease in revenue generated from government programs. This decrease in revenue from business customers was partially offset by an increase in revenue from consumer customers of $0.3 million.

Fixed revenue within our International Telecom segment may continue to increase as we continue to add subscribers to our fiber and fiber-fed data solutions deployed to expand and enhance our network reach. We expect the popularity of video and audio streaming, the demand for cloud services and smart home, business and city solutions to increase the demand for broadband and other data services from consumers, businesses and governments. However, such increases may be offset by a decrease in demand for our services due to subscribers using alternative methods to receive video and audio content.

Within our US Telecom segment, we expect Fixed revenue to decrease in the short term as the COVID-19 related Emergency Connectivity Fund program was discontinued beyond the first quarter of 2024. Over time, we expect these decreases to be partially offset by increases in other business revenue in Alaska and our western United States operations, as we further deploy fiber and fiber-fed broadband access to both consumers and businesses.

Carrier Services Revenue. Carrier Services revenue is generated by both our International Telecom and US Telecom segments. Within our International Telecom segment, Carrier Services revenue includes international long-distance services, roaming revenues generated by other carriers’ customers roaming into our retail markets, transport services and access services provided to other telecommunications carriers. Within our US Telecom segment, Carrier Services revenue includes services provided under the FirstNet Agreement and Verizon Carrier Managed Services Agreement, wholesale roaming revenues, the provision of network switching services, tower lease revenue and other services provided to other carriers.

Carrier Services revenue decreased by $2.2 million, or 6.1%, to $33.6 million from $35.8 million for the three months ended March 31, 2024 and 2023, respectively. The decrease, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue decreased by $0.1 million, or 2.7%, to $3.6 million, from $3.7 million for the three months ended March 31, 2024 and 2023, respectively, primarily as a result of a decrease in roaming revenues in some of our international markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $2.0 million, or 6.2%, to $30.1 million from $32.1 million, for the three months ended March 31, 2024 and 2023, respectively, as a result of delays in the delivery of certain carrier service projects.

Within our International Telecom segment, Carrier Services revenue may continue to increase if international travel continues to increase. Such increases, however, may be partially offset by a decrease within our international long-distance business in Guyana as consumers seek to use alternative technology services to place long-distance calls.

Within our US Telecom segment, Carrier Services revenue may increase as a result of recent carrier service management contracts.

Other Communications Services Revenue. Other Communications Services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers and project-related revenue generated within our US Telecom segment. Other Communications Services revenue increased by $1.1 million to $1.6 million from $0.5 million for the three months ended March 31, 2024 and 2023, respectively, primarily as a result of $0.2 million and $0.7 million of non-recurring project-related revenue being recognized within our International Telecom and US Telecom segments, respectively, during the three months ended March 31, 2024.

We expect that other communications services revenue will decline to previously reported levels as the project-related fiber deployment engineering services revenue, reported during the quarter ended March 31, 2024, is not expected to continue subsequent to the completion of that project.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended March 31, 2024 and 2023, Construction revenue increased to $1.6 million from $0.6 million, respectively, as a result of an increase in the number of sites completed during 2024 as compared to 2023. We expect to substantially complete the build by the end of 2024 with the remainder to be completed in early 2025.

Other Revenue

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services.

Managed Services revenue remained consistent at $3.9 million for the three months ended March 31, 2024 and 2023. Managed Services revenue within both our International Telecom and US Telecom segments remained consistent at $1.3 million and $2.6 million, respectively.

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

Cost of communication services and other increased by $1.4 million, or 1.8%, to $80.4 million from $79.0 million for the three months ended March 31, 2024 and 2023, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other remained consistent at $34.2 million for the three months ended March 31, 2024 and 2023. This segment incurred an increase in its cost of communication services and other expenses to support this segment’s revenue growth offset by the impact of certain cost reduction programs that were implemented in previous periods.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $1.3 million, or 2.9%, to $46.4 million from $45.1 million for the three months ended March 31, 2024 and 2023, respectively. Such increase was primarily related to increases in transport costs as well as costs associated with the increase in project-related revenues.

Cost of communication services in both our International and US Telecom segments may increase as a result of product mix with an expected increase in fixed revenue and as a result of continued inflationary pressure.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. During the three months ended March 31, 2024 and 2023, cost of construction revenue increased to $1.6 million from $0.6 million as a result of an increase in the number of sites completed during 2024 as compared to 2023. We expect to substantially complete the build by the end of 2024 with the remainder to be completed in early 2025.

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

Selling, general and administrative expenses remained consistent at $61.3 million for the three months ended March 31, 2024 and 2023. The changes in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $1.9 million, or 6.9%, to $29.6 million from $27.7 million for the three months ended March 31, 2024 and 2023, respectively. This increase was incurred within most of our international markets primarily as a result of an increase in our sales and marketing costs needed to support the expansion of our subscriber base.

●	US Telecom. Selling, general and administrative expenses decreased within our US Telecom segment by $1.5 million, or 5.6%, to $25.4 million from $26.9 million, for the three months ended March 31, 2024 and 2023, respectively. This decrease was primarily related to certain cost savings programs initiated in recent periods.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead decreased by $0.4 million, or 6.0%, to $6.3 million from $6.7 million, for the three months ended March 31, 2024 and 2023, respectively, primarily related to a reduction in professional fees.

Selling, general and administrative expenses may increase in our International Telecom segment to support our expanded operations. Within the US Telecom segment, we expect an increase as a result of our network expansions in Alaska and the southwest US. Our Corporate Overhead segment may also experience an increase in these expenses to support expanding operations. In addition, selling, general, and administrative expenses may increase as a result of continued inflationary pressure, issues facing the global supply chain and geopolitical uncertainty.

Stock-based compensation. Stock-based compensation represents a non-cash expense related to the amortization of grants of equity awards to employees and directors.

Stock-based compensation for the three months ended March 31, 2024 and 2023 was $1.9 million and $1.8 million, respectively.

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

We incurred a nominal amount of transaction-related charges during the three months ended March 31, 2024 and 2023.

Restructuring expenses. In order to reduce costs to improve our cost structures and improve profitability, we incurred certain reduction in force costs totaling $1.2 million within our International Telecom segment during the three months ended March 31, 2024.

 Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses decreased by $2.1 million, or 5.8%, to $34.3 million from $36.4 million for the three months ended March 31, 2024 and 2023, respectively.  The net decrease in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $1.9 million, or 13.4%, to $16.1 million from $14.2 million, for three months ended March 31, 2024 and 2023, respectively. Increases were incurred in all of our international markets as a result of recent capital expenditures used to expand and upgrade our network operations.

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $3.4 million, or 15.8%, to $18.1 million from $21.5 million, for the three months ended March 31, 2024 and 2023, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $0.6 million, or 85.7%, to $0.1 million from $0.7 million, for the three months ended March 31, 2024 and 2023, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

We expect depreciation and amortization expenses to decrease within our US Telecom segments as some of our tangible and intangible assets we acquired are now fully depreciated.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions include the amortization of customer relationships and trade names related to our completed acquisitions.

Amortization of intangibles from acquisitions decreased by $1.2 million to $2.0 million from $3.2 million for the three months ended March 31, 2024 and 2023, respectively, as a result of certain intangible assets becoming fully amortized in recent periods.

We expect that amortization of intangibles from acquisitions will decrease as such costs continue to amortize.

Gain on disposition of assets. During the three months ended March 31, 2024, we recorded a gain on the disposition of assets of $0.5 million primarily relating to the previously completed disposition of our renewable energy assets.

During the three months ended March 31, 2023, we recorded a gain on the disposition of long-lived assets of $0.2 million within our US Telecom segment.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances. Interest income was $0.4 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

Interest expense.   We incur interest expense on the 2023 CoBank Credit Facility, the Alaska Credit and Term Facilities, the FirstNet Receivables Credit Facility, the GTT Credit Facilities, the Sacred Wind Term Debt and the Viya Debt. In addition, interest expense includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense increased to $11.5 million from $8.8 million for the three months ended March 31, 2024 and 2023, respectively, as additional interest expense was incurred as a result of an increase in borrowings under our credit facilities and a year-over-year increase in the term SOFR rate on all floating-rate borrowings under those facilities.

Interest expense may increase in future periods as a result of increases in interest rates and future borrowings.

Other income (expenses).   For the three months ended March 31, 2024, other income (expenses) was $0.2 million of income primarily related to certain employee benefit plans partially offset by losses on foreign currency transactions.

For the three months ended March 31, 2023, other income (expenses) was $0.2 million of income primarily related to gains from our noncontrolling investments.

Income taxes. Our effective tax rate for the three months ended March 31, 2024 and 2023 was (25.6%) and 9.5%, respectively.

We recorded an income tax expense of $1.6 million in relation to a pretax loss of $6.3 million for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2024 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence, (iii) forecasted tax impact of global intangible low-taxed income (“GILTI”) inclusion, and (iv) discrete items including expense of $1.5 million to record an uncertain tax position for the current year, and expense of $0.7 million for interest on uncertain tax positions for prior years.

We recorded an income tax benefit of $0.7 million in relation to a pretax loss of $7.8 million for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2023 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate, (ii) a net increase related to valuation allowances placed on certain deferred tax assets and (iii) discrete items including $0.6 million of expense for interest on unrecognized tax positions.

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

Net income attributable to noncontrolling interests, net of tax.  Net income attributable to noncontrolling interests, net of tax reflected an allocation of $1.6 million and $1.2 million of losses generated by our less than wholly owned subsidiaries for the three months ended March 31, 2024 and 2023, respectively. Changes in net income attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income attributable to noncontrolling interests, net of tax decreased by $0.4 million, or 22.2%, to an allocation of $1.4 million of income from an allocation of $1.8 million of income for the three months ended March 31, 2024 and 2023, respectively, primarily as a result of decreased profitability at certain less than wholly owned subsidiaries and an increase in our ownership in certain international markets.

●	US Telecom. Within our US Telecom segment, net losses attributable to noncontrolling interests, net of tax increased by $0.1 million, or 3.3%, to an allocation of losses of $3.1 million from an allocation of losses of $3.0 million for the three months ended March 31, 2024 and 2023, respectively, as a result of increased losses at our less than wholly owned subsidiaries within this segment.

Net loss attributable to ATN International, Inc. stockholders.  Net loss attributable to ATN International, Inc. stockholders was $6.3 million for the three months ended March 31, 2024 as compared to $5.9 million for the three months ended March 31, 2023.

On a per diluted share basis, net loss was $0.50 per diluted share for the three months ended March 31, 2024 as compared to $0.44 per diluted share for the three months ended March 31, 2023. Such per share amounts were negatively impacted by accrued preferred dividends of $1.3 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.

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

Total liquidity.  As of March 31, 2024, we had approximately $69.2 million in cash, cash equivalents, and restricted cash. Of this amount, $30.0 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $541.3 million of debt, net of unamortized deferred financing costs, as of March 31, 2024. How and when we deploy our balance sheet capacity, including the availability under our various credit facilities (as further described below), will figure prominently in our longer-term growth prospects and stockholder returns.

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

Cash used in investing activities. Cash used in investing activities decreased by $17.1 million to $35.7 million from $52.8 million for the three months ended March 31, 2024 and 2023, respectively. This year-over-year decrease was the result of a decrease in capital expenditures of $14.6 million, partially offset by an increase in reimbursable capital expenditures of $11.3 million. Actual reimbursements of previously reported capital expenditures increased $10.0 million during the three months ended March 31, 2024 as compared to the same period of 2023. In addition, the three months ended March 31, 2024 includes $3.7 million of proceeds from the sale of certain assets within our International Telecom segment.

Working Capital.  Historically, we have internally funded our working capital needs. Pursuant to the FirstNet Agreement, AT&T has the option to repay construction costs, with interest, over an eight-year period. To fund the working capital needs created by AT&T’s option to extend its payment terms, we completed the Receivables Credit Facility, as discussed below, on March 26, 2020.

For the three months ended March 31, 2024 and 2023, we spent approximately $49.5 million and $52.7 million, respectively, on capital expenditures relating to our telecommunications networks and business support systems of which $13.5 million and $2.1 million, respectively, are reimbursable under various government programs. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Three months ended March 31,	Telecom	Telecom	Other (1)	Consolidated
2024	$16,915	$31,233	$1,341	$49,489
2023	21,464	31,261	—	52,725
(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  For the year ended December 31, 2024, such investments are expected to total approximately $100 million to $110 million, net of reimbursable amounts, and will primarily relate to network expansion and upgrades which are expected to further drive subscriber and revenue growth in future periods.

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

Dividends.   For the three months ended March 31, 2024, our Board of Directors declared $3.7 million of dividends to our stockholders which includes a $0.24 per share dividend declared on March 18, 2024 and paid on April 5, 2024. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. On December 14, 2023, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”). The 2023 Repurchase Plan replaced the previously approved 2016 Repurchase Plan and, as of March 31, 2024, had $24.9 million available to repurchase shares of our common stock. We repurchased $0.1 million and $1.4 million of our common stock during the three months ended March 31, 2024 and 2023, respectively.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $23.2 million for the three months ended March 31, 2024 as compared to $16.0 million for the three months ended March 31, 2023.  The increase of $7.2 million was primarily related to an increase in the change in operating assets and liabilities, primarily related to our accounts payable and accrued expenses.

Cash provided by financing activities. Cash provided by financing activities decreased by $18.4 million to $19.6 million from $38.0 million for the three months ended March 31, 2024 and 2023, respectively. This decrease was primarily related to the decrease in borrowings, net of repayments, under our credit facilities of $19.5 million partially offset by the $0.8 million increase in cash used for the repurchase of our common stock (including shares repurchased from employees to satisfy certain tax withholding obligations as well as repurchases under our Stock Repurchase Plans as discussed below).

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

Amounts borrowed under the 2023 CoBank Credit Facility bear interest at a rate equal to, at our option, either (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR) plus an applicable margin ranging between 2.00% to 3.75% for the 2023 CoBank Term Loan or 1.75% to 3.50% for Revolving Loans or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.75% for the Term Loan or 0.75% to 2.50% for the 2023 CoBank Revolving Loans. Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the one-month SOFR rate (ii) the federal funds effective rate (as defined in the 2023 CoBank Credit Agreement) plus 0.50% per annum; and (iii) the prime rate (as defined in the 2023 CoBank Credit Agreement). The applicable margin is determined based on the ratio (as further defined in the 2023 CoBank Credit Agreement) of our maximum Total Net Leverage Ratio. Under the terms of the 2023 CoBank Credit Agreement, we must also pay a fee ranging from 0.25% to 0.50% on the average daily unused portion of the 2023 CoBank Credit Facility over each calendar quarter.

The 2023 CoBank Credit Agreement contains a financial covenant (as further defined in the 2023 CoBank Credit Agreement) that imposes a maximum Total Net Leverage Ratio, as well as customary representations, warranties and covenants, including covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. The maximum Total Net Leverage Ratio is measured each fiscal quarter and is required to be less than or equal to 3.25 to 1.0. The 2023 CoBank Credit Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.

We capitalized $4.2 million of fees associated with the 2023 CoBank Credit Facility which are being amortized over the life of the debt and $3.7 million were unamortized as of March 31, 2024.

We had $128.4 million outstanding under the 2023 CoBank Term Loan as of March 31, 2024. Under the 2023 CoBank Revolving Loan, we had $60.8 million outstanding and $109.2 million of availability as of March 31, 2024. We were in compliance with all financial covenants as of March 31, 2024.

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

Letter of Credit Facility

On November 14, 2022, we entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of us and our subsidiaries. As of March 31, 2024, $32.4 million of Standby Letters of Credit had been issued under this agreement.

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

As of March 31, 2024, Alaska Communications had drawn $40.0 million on its Revolving Credit Commitment and had $35.0 million available to draw. The Term Loan balance was $227.1 million and principal payments commenced in the fourth quarter of 2023. Both facilities mature on July 22, 2026.

In addition to the above changes, the ACS Amendment replaced the calculation of interest from an applicable margin applied to LIBOR with the same applicable margin applied to the Secured Overnight Financing Rate (“SOFR”) plus a 10-basis point adjustment.

Alaska Communications capitalized $7.3 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $3.5 million were unamortized as of March 31, 2024.

The Alaska Credit Facility also provides for incremental facilities up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve-month Consolidated EBITDA (as defined in the Alaska Credit Facility).

The key terms and conditions of the Alaska Credit Facility include the following:

●	Amounts outstanding bear an interest rate of the forward-looking SOFR rate with a one-month interest period, plus the SOFR Spread Adjustment of 10 basis points, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or an alternate base rate may be selected at a margin that is 1% lower than the counterpart SOFR margin;

●	Principal repayments are due quarterly and commenced in the fourth quarter of 2023 in amounts as follows: from the fourth quarter of 2023 through the third quarter of 2024, $1.4 million; and from the fourth quarter of 2024 through the third quarter of 2026, $2.9 million. The remaining unpaid balance is due on the final maturity date;

●	Alaska Communications is required to maintain financial ratios as defined in the Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1, stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1; and

●	The Alaska Credit Facility is non-recourse to us and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

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

The Alaska Term Facility provided for a secured delayed draw term loan in an aggregate principal amount of up to $7.5 million and the proceeds were used to pay certain invoices from a contractor for work performed in connection with a fiber build. Interest on the Alaska Term Facility accrues at a fixed rate of 4.0% and scheduled quarterly payments of principal commenced on March 31, 2023. The Alaska Term Facility matures on June 30, 2024.

The Alaska Term Facility contains events of default customary for facilities of this type.

As of March 31, 2024, Alaska Communications Systems Holdings had $5.3 million outstanding and no available borrowings under the Alaska Term Facility.

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

As of March 31, 2024, Commnet Wireless had $48.4 million outstanding, of which $7.6 million was current, and $11.3 million of availability under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.5 million were unamortized as of March 31, 2024.

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

As of March 31, 2024, there were no outstanding amounts under the GTT Credit Facilities.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2021. Sacred Wind submitted a corrective action plan to comply with the financial covenant as of December 31, 2025. On May 5, 2022, Sacred Wind’s corrective action plan was accepted by the RUS. As of March 31, 2024, we were in compliance with that corrective action plan.

As of March 31, 2024, $27.4 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.3 million was current and $24.1 million was long term.

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

As of March 31, 2024, $60.0 million of the Viya Debt remained outstanding and $0.2 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually, and we were in compliance with the Net Leverage Ratio as of December 31, 2023.

Debt Maturity

The table below summarizes the annual maturities of our debt instruments (amounts in thousands):

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other	Debt	Credit Facility
April 1, 2024 through December 31, 2024	$13,549	$—	$2,438	$15,987	$5,644
Year ending December 31, 2025	14,969	—	4,875	19,844	7,830
Year ending December 31, 2026	253,469	60,000	8,125	321,594	8,192
Year ending December 31, 2027	3,723	—	9,750	13,473	8,572
Year ending December 31, 2028	3,858	—	9,750	13,608	8,973
Thereafter	10,192	—	154,257	164,449	9,221
Total	299,760	60,000	189,195	548,955	48,432
Debt Discounts	(3,764)	(224)	(3,676)	(7,664)	(455)
Book Value as of March 31, 2024	$295,996	$59,776	$185,519	$541,291	$47,977

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

In addition, the 2023 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2024, we were in compliance with all of the financial covenants of the 2023 CoBank Credit Facility.

Capital markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance, the state of the capital markets and our compliance with SEC requirements for the offering of securities. In August 2022, we filed a new “universal” shelf registration statement with the SEC, to register potential future offerings of up to $300 million of our securities.

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During each of the three months ended March 31, 2024 and 2023, we recorded $0.2 million in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

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

Recent Accounting Pronouncements

Refer to Note 2.

Critical Accounting Estimates

There were no changes to critical accounting estimates from those disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Interest Rate Sensitivity. As of March 31, 2024, we had $206.3 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 100-basis-point change in the interest rates on our variable rate debt would result in a $2.1 million change in our annual interest expense.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loans within our credit facilities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Part I, Item 1A “Risk Factors” of our 2023 Annual Report on Form 10-K. The risks described herein and in our 2023 Annual Report on Form 10-K, as amended, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On December 14, 2023, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”).  We have $24.9 million available to be repurchased under that plan as of March 31, 2024.

The following table reflects the repurchases by us of our common stock during the quarter ended March 31, 2024:

					(d)
					Maximum
					Number (or
				(c)	Approximate
			(b)	Total Number of	Dollar Value) of
	(a)		Average	Shares Purchased	Shares that May
	Total Number		Price	as Part of Publicly	be Purchased
	of Shares		Paid per	Announced Plans	Under the Plans or
Period	Purchased		Share	or Programs	Programs
January 1, 2024 — January 31, 2024	—		$—	—	$25,000,000
February 1, 2024 — February 29, 2024	4,242		28.56	4,242	24,878,835
March 1, 2024 — March 31, 2024	58,698	(1)	32.29	—	24,878,835

(1)	Includes 58,698 shares purchased on March 7, 2024, March 9, 2024, March 11, 2024 and March 25, 2024, from our executive officers and other employees who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the 2023 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

While the Company does allow for its officers and directors to enter into trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1 with the Company’s prior approval, during the quarter ended March 31, 2024, none of the Company's directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

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

ATN International, Inc.

Date: May 10, 2024	/s/ Brad W. Martin
Brad W. Martin
Chief Executive Officer

Date: May 10, 2024	/s/ Carlos Doglioli
Carlos Doglioli
Chief Financial Officer