Form 10-K/A
period 2023-12-31
ATN International, Inc.
filed 2024-07-29
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-12593

ATN INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0728886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Cummings Center

Beverly, Massachusetts 01915

(Address of principal executive offices)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2023, was approximately $394 million based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market.

As of March 15, 2024, the registrant had 15,481,207 outstanding shares of Common Stock, $.01 par value.

Audit Firm ID	Auditor Name	Auditor Location
238	PRICEWATERHOUSECOOPERS LLP	BOSTON, MASSACHUSETTS

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment No. 1”) of ATN International, Inc. (the “Company”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2024 (the “Original Form 10-K”).

The Company is amending the disclosure included in Part II, Item 9A of the Original Form 10-K to include a clarifying statement of management’s conclusion that the Company maintained effective internal control over financial reporting as of December 31, 2023. The Company added the following statement, which was inadvertently omitted from the Original Form 10-K:

“Based on its assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.”

Except as described above, this Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Form 10-K. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

Prior to the Original Form 10-K, the Company had conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023. Furthermore, the Original Form 10-K certifications of the Company’s principal executive officer (Exhibit 31.1) and its principal financial officer (Exhibit 31.2) stated that they have “designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.”

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Amendment No. 1, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications.

PART II

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of the Original Form 10-K.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this Report:

(1)           Financial Statements. No financial statements are filed with this Amendment No. 1. The financial statements and notes thereto were included as part of the Original Form 10-K.

(2)           Exhibits. The exhibits listed below are filed herewith in response to this Item 15.

EXHIBIT INDEX

Exhibit No.	Description

31.3	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 29, 2024	ATN INTERNATIONAL, INC.

	By:	/s/ Brad W. Martin
		Name:	Brad W. Martin
		Title:	Chief Executive Officer
(Principal Executive Officer)

July 29, 2024	ATN INTERNATIONAL, INC.

	By:	/s/ Carlos R. Doglioli
		Name:	Carlos R. Doglioli
		Title:	Chief Financial Officer
(Principal Financial Officer)