Form 10-Q
period 2024-06-30
ATN International, Inc.
filed 2024-08-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had outstanding 15,114,216 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended June 30, 2024

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, the Company’s future financial performance, business goals and objectives, and results of operations, expectations regarding its strategic investment plan, its future revenues, operating income, operating margin, cash flows, network and operating costs, EBITDA, Adjusted EBITDA, Net Debt, Net Debt Ratio, cost management initiatives, and capital investments; demand for the Company’s services and industry trends; the timing of revenue, the Company’s liquidity; the expansion of the Company’s customer base and networks; receipt of certain government grants and management’s plans, expectations and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results. Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of the Company’s operations, including operating margins, revenues, capital expenditures, the impact of cost savings initiatives, and the retention of and future growth of the Company’s subscriber base and ARPU; (2) the Company’s reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to the Company’s network infrastructure; (3) the Company’s ability to satisfy the needs and demands of the Company’s major carrier customers; (4) the Company’s ability to realize expansion plans for its fiber markets; (5) the adequacy and expansion capabilities of the Company’s network capacity and customer service system to support the Company’s customer growth; (6) the Company’s ability to efficiently and cost-effectively upgrade the Company’s networks and information technology platforms to address rapid and significant technological changes in the telecommunications industry; (7) the Company’s continued access to capital and credit markets on terms it deems favorable; (8) government subsidy program availability and regulation of the Company’s businesses, which may impact the Company’s telecommunications licenses, the Company’s revenue and the Company’s operating costs; (9) the Company’s ability to successfully transition its US Telecom business away from wholesale mobility to other carrier and consumer-based services; (10) ongoing risk of an economic downturn, political, geopolitical and other risks and opportunities facing the Company’s operations, including those resulting from the continued inflation and other macroeconomic headwinds including increased costs and supply chain disruptions; (11) management transitions, and the loss of, or an inability to recruit skilled personnel in the Company’s various jurisdictions, including key members of management; (12) the Company’s ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (13) the occurrence of weather events and natural catastrophes and the Company’s ability to secure the appropriate level of insurance coverage for these assets; and the impact of such events on the timing of project implementation and corresponding revenue, and (14) increased competition. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024, and the other reports the Company files from time to time with the SEC. The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors that may affect such forward-looking statements, except as required by law. In this Report, the words “the Company,” “we,” “our,” “ours,” “us” and “ATN” refer to ATN International, Inc. and its subsidiaries. This Report contains trademarks, service marks and trade names that are the property of, or licensed by, ATN and its subsidiaries.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$58,932	$49,225
Restricted cash	14,321	12,942
Short-term investments	300	300
Accounts receivable, net of allowances for credit losses of $16.4 million	98,324	88,030
Replace and remove program receivable	42,773	50,586
Customer receivable	7,746	7,249
Inventory, materials and supplies	15,067	19,133
Prepayments and other current assets	58,433	53,807
Total current assets	295,896	281,272

Fixed Assets, net	1,061,322	1,080,659
Telecommunication licenses, net	113,319	113,319
Goodwill	40,104	40,104
Intangible assets, net	15,788	19,585
Operating lease right-of-use assets	97,738	99,335
Customer receivable - long term	43,761	45,676
Other assets	104,413	103,764
Total assets	$1,772,341	$1,783,714
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$16,573	$24,290
Current portion of customer receivable credit facility	7,659	7,110
Accounts payable and accrued liabilities	163,902	182,069
Dividends payable	3,626	3,701
Accrued taxes	11,994	10,876
Current portion of lease liabilities	15,074	15,164
Advance payments and deposits	50,057	49,984
Total current liabilities	268,885	293,194
Deferred income taxes	17,754	19,775
Lease liabilities, excluding current portion	75,592	76,936
Deferred revenue, long-term	59,373	64,035
Other liabilities	75,943	74,531
Customer receivable credit facility, net of current portion	38,442	38,943
Long-term debt, excluding current portion	524,262	492,580
Total liabilities	1,060,251	1,059,994
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	62,821	60,094
Common redeemable noncontrolling interests	20,504	25,823
Total redeemable noncontrolling interests	83,325	85,917
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,879,110 and 17,702,476 shares issued, respectively, 15,114,216 and 15,421,481 shares outstanding, respectively	173	173
Treasury stock, at cost; 2,764,894 and 2,280,995 shares, respectively	(102,379)	(90,447)
Additional paid-in capital	209,944	205,797
Retained earnings	409,043	417,282
Accumulated other comprehensive income	9,990	8,268
Total ATN International, Inc. stockholders’ equity	526,771	541,073
Noncontrolling interests	101,994	96,730
Total equity	628,765	637,803
Total liabilities, redeemable noncontrolling interests and equity	$1,772,341	$1,783,714

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
REVENUE:
Communication services	$177,365	$181,576	$358,633	$362,883
Construction	820	1,020	2,406	1,610
Other	5,096	3,845	9,037	7,721
Total revenue	183,281	186,441	370,076	372,214
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	76,137	77,718	156,527	156,759
Cost of construction revenue	813	1,016	2,382	1,604
Selling, general and administrative	57,661	61,914	118,979	123,262
Stock-based compensation	2,781	2,739	4,690	4,517
Transaction-related charges	—	438	19	451
Restructuring expenses	—	370	1,190	3,257
Depreciation and amortization	35,558	36,217	69,897	72,621
Amortization of intangibles from acquisitions	1,945	3,144	3,924	6,391
(Gain) loss on disposition of assets	(15,930)	445	(16,422)	278
Total operating expenses	158,965	184,001	341,186	369,140
Income from operations	24,316	2,440	28,890	3,074
OTHER INCOME (EXPENSE)
Interest income	140	45	586	227
Interest expense	(12,337)	(10,449)	(23,857)	(19,256)
Other income (expense)	(578)	2,216	(406)	2,411
Other (expense)	(12,775)	(8,188)	(23,677)	(16,618)
INCOME (LOSS) BEFORE INCOME TAXES	11,541	(5,748)	5,213	(13,544)
Income tax expense (benefit)	204	(5,087)	1,822	(5,827)
NET INCOME (LOSS)	11,337	(661)	3,391	(7,717)
Net (income) loss attributable to noncontrolling interests, net of tax (benefit) expense of $(0.4) million, $(0.7) million, $(0.1) million and $(1.2) million respectively	(2,334)	1,428	(701)	2,599
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$9,003	$767	$2,690	$(5,118)
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$0.50	$(0.03)	$(0.00)	$(0.48)
Diluted	$0.50	$(0.03)	$(0.00)	$(0.48)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,254	15,719	15,346	15,726
Diluted	15,255	15,719	15,346	15,726
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.24	$0.21	$0.48	$0.42

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

(In Thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net Income (loss)	$11,337	$(661)	$3,391	$(7,717)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $0 and $0 million	—	118	—	229
Reclassification of loss on pension settlement, net of $(0.1) and $(0.1) million of tax	—	(174)	—	195
Unrealized gain on derivatives, net of tax expense of $(0.1) million and $(0.6) million	290	—	1,722	—
Other comprehensive income (loss), net of tax	290	(56)	1,722	424
Comprehensive income (loss)	11,627	(717)	5,113	(7,293)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2,334)	1,428	(701)	2,599
Comprehensive income (loss) attributable to ATN International, Inc.	$9,293	$711	$4,412	$(4,694)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, March 31, 2024	$173	$(92,463)	$207,551	$405,031	$9,700	$529,992	$98,724	$628,716
Purchase of 420,959 shares of common stock	—	(9,916)	—	—	—	(9,916)	—	(9,916)
Stock-based compensation	—	—	2,393	—	—	2,393	388	2,781
Dividends declared on common stock ($0.24 per common share)	—	—	—	(3,626)	—	(3,626)	(2,115)	(5,741)
Accrued dividend - redeemable preferred units	—	—	—	(1,376)	—	(1,376)	—	(1,376)
Deemed dividend - redeemable common units	—	—	—	11	—	11	2,663	2,674
Comprehensive income:
Net income	—	—	—	9,003	—	9,003	2,334	11,337
Other comprehensive income	—	—	—	—	290	290	—	290
Total comprehensive income	—	—	—	9,003	290	9,293	2,334	11,627
Balance, June 30, 2024	$173	$(102,379)	$209,944	$409,043	$9,990	$526,771	$101,994	$628,765

Balance, March 31, 2023	$173	$(76,665)	$200,015	$437,030	$6,690	$567,243	$97,283	$664,526
Purchase of 146,134 shares of common stock	—	(5,421)	—	—	—	(5,421)	—	(5,421)
Stock-based compensation	—	—	2,621	—	—	2,621	118	2,739
Dividends declared on common stock ($0.21 per common share)	—	—	—	(3,273)	—	(3,273)	(1,448)	(4,721)
Repurchase of noncontrolling interests	—	—	(13)	—	—	(13)	(152)	(165)
Accrued dividend - redeemable preferred units	—	—	—	(1,260)	—	(1,260)	—	(1,260)
Deemed dividend - redeemable common units	—	—	—	(3,355)	—	(3,355)	3,350	(5)
Comprehensive income:
Net income (loss)	—	—	—	767	—	767	(1,428)	(661)
Other comprehensive loss	—	—	—	—	(56)	(56)	—	(56)
Total comprehensive income (loss)	—	—	—	767	(56)	711	(1,428)	(717)
Balance, June 30, 2023	$173	$(82,086)	$202,623	$429,909	$6,634	$557,253	$97,723	$654,976

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2023	$173	$(90,447)	$205,797	$417,282	$8,268	$541,073	$96,730	$637,803
Purchase of 483,899 shares of common stock	—	(11,932)	—	—	—	(11,932)	—	(11,932)
Stock-based compensation	—	—	4,147	—	—	4,147	543	4,690
Dividends declared on common stock ($0.48 per common share)	—	—	—	(7,345)	—	(7,345)	(2,156)	(9,501)
Accrued dividend - redeemable preferred units	—	—	—	(2,727)	—	(2,727)	—	(2,727)
Deemed dividend - redeemable common units	—	—	—	(857)	—	(857)	6,176	5,319
Comprehensive income:
Net income	—	—	—	2,690	—	2,690	701	3,391
Other comprehensive income	—	—	—	—	1,722	1,722	—	1,722
Total comprehensive income	—	—	—	2,690	1,722	4,412	701	5,113
Balance, June 30, 2024	$173	$(102,379)	$209,944	$409,043	$9,990	$526,771	$101,994	$628,765

Balance, December 31, 2022	$173	$(73,825)	$198,449	$449,806	$6,210	$580,813	$96,016	$676,829
Purchase of 217,697 shares of common stock	—	(8,261)	—	—	—	(8,261)	—	(8,261)
Stock-based compensation	—	—	4,255	—	—	4,255	262	4,517
Dividends declared on common stock ($0.42 per common share)	—	—	—	(6,588)	—	(6,588)	(1,447)	(8,035)
Repurchase of noncontrolling interests	—	—	(81)	—	—	(81)	(679)	(760)
Accrued dividend - redeemable preferred units	—	—	—	(2,306)	—	(2,306)	—	(2,306)
Deemed dividend - redeemable common units	—	—	—	(5,885)	—	(5,885)	6,170	285
Comprehensive income:
Net loss	—	—	—	(5,118)	—	(5,118)	(2,599)	(7,717)
Other comprehensive income	—	—	—	—	424	424	—	424
Total comprehensive income (loss)	—	—	—	(5,118)	424	(4,694)	(2,599)	(7,293)
Balance, June 30, 2023	$173	$(82,086)	$202,623	$429,909	$6,634	$557,253	$97,723	$654,976

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$3,391	$(7,717)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	69,897	72,621
Amortization of intangibles from acquisitions	3,924	6,391
Provision for doubtful accounts	2,855	2,463
Amortization of debt discount and debt issuance costs	1,249	1,162
(Gain) loss on disposition of assets and contingent consideration	(16,422)	278
Stock-based compensation	4,690	4,517
Deferred income taxes	(2,550)	(6,616)
Loss on pension settlement	—	369
Gain on investments	(218)	(2,501)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable and replace and remove program receivable	(8,751)	1,311
Customer receivable	1,418	1,186
Prepaid income taxes	23	739
Accrued taxes	250	2,563
Materials and supplies, prepayments, and other current assets	2,208	220
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(1,110)	(6,860)
Other assets	727	(4,552)
Other liabilities	(3,171)	(5,245)
Net cash provided by operating activities	58,410	60,329
Cash flows from investing activities:
Capital expenditures	(61,830)	(89,451)
Government capital programs
Amounts disbursed	(46,198)	(6,986)
Amounts received	43,686	593
Purchases of strategic investments	—	(1,055)
Acquisition of business	—	1,314
Purchase of intangible assets	(573)	—
Purchase of investments - employee benefit plan	(39)	—
Proceeds from investments - employee benefit plan	201	—
Proceeds from sale of assets	17,910	—
Net cash used in investing activities	(46,843)	(95,585)
Cash flows from financing activities:
Dividends paid on common stock	(7,421)	(6,633)
Distributions to noncontrolling interests	(2,116)	(1,447)
Payment of debt issuance costs	(974)	(159)
Finance lease payments	(915)	(481)
Term loan - repayments	(12,112)	(2,335)
Revolving credit facility – borrowings	75,000	88,273
Revolving credit facility – repayments	(40,002)	(26,500)
Proceeds from customer receivable credit facility	3,700	4,300
Repayment of customer receivable credit facility	(3,709)	(3,247)
Purchases of common stock – stock- based compensation	(1,932)	(1,433)
Purchases of common stock – share repurchase plan	(10,000)	(6,828)
Repurchases of noncontrolling interests	—	(760)
Net cash (used in) provided by financing activities	(481)	42,750
Net change in cash, cash equivalents, and restricted cash	11,086	7,494
Total cash, cash equivalents, and restricted cash, beginning of period	62,167	59,728
Total cash, cash equivalents, and restricted cash, end of period	$73,253	$67,222
Supplemental cash flow information:
Interest paid	$22,589	$18,299
Taxes paid	$4,615	$2,203
Dividends declared, not paid	$3,626	$3,273
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses
Amounts accrued for reimbursable capital expenditures from government capital programs	$27,418	$11,296
Amounts accrued for non-reimbursable capital expenditures	$12,928	$20,433

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

As of June 30, 2024, the Company offered the following types of services to its customers:

●	Mobile Telecommunications Services. The Company offers mobile communications services over its wireless networks and related equipment, such as handsets, to both business and consumer customers.

●	Fixed Telecommunications Services. The Company provides fixed data and voice telecommunications services and related equipment, such as modems, to business and consumer customers. These services include consumer broadband and high-speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. The Company delivers services to other telecommunications providers including the leasing of critical network infrastructure such as tower and transport facilities, wholesale roaming and long distance voice services, site maintenance and international long-distance services.

●	Managed Services. The Company provides information technology services such as network, application, infrastructure and hosting services to both its business and consumer customers to complement its fixed services in its existing markets.

Through June 30, 2024, the Company identified two operating segments to manage and review its operations and to facilitate investor presentations of its results. These two operating segments are as follows:

●	International Telecom. In the Company’s international markets, it offers fixed services, mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the United States, the Company offers fixed services, carrier services, and managed services to business customers and consumers in Alaska and the western United States. As of June 30, 2024 the Company provided mobility services to retail customers in the western United States.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served during the three months ended June 30, 2024:

International Telecom			US Telecom
Services	Markets	Tradenames	Services	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya, Brava	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT, Viya, Brava	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands	One, Essextel, GTT, Viya	Carrier Services	United States	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT, Viya, Brava	Managed Services	United States	Alaska Communications, Choice

For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 12 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Restructuring Expense

In order to reduce the Company’s US Telecom and International Telecom segments’ cost structure, the Company has incurred, since the first quarter of 2023, certain network termination and reduction in force costs totaling $12.4 million through June 30, 2024. No further expenses are currently expected under this restructuring plan. Of this amount, $1.2 million and $3.3 million were recorded during the six months ended June 30, 2024 and 2023, respectively. A summary of the costs, since the first quarter of 2023, is below (in thousands):

	US	International
	Telecom	Telecom	Total
Employee termination benefits	$1,960	$4,681	$6,641
Contract termination costs	5,777	—	5,777
Total	$7,737	$4,681	$12,418

The charge is recorded in Restructuring Expenses on the Company’s Consolidated Statements of Operations. During the six months ended June 30, 2024, the Company paid $4.8 million of the restructuring costs. In total, since the first quarter of 2023 and through June 30, 2024, the Company paid $10.5 million, recorded a gain of $0.3 million on lease termination, and $2.2 million of the restructuring costs remain accrued. In conjunction with the restructuring, the Company terminated certain leases and removed $5.6 million of lease right of use assets and $5.9 million of lease liabilities from its balance sheet.

Asset Disposition

During the three months ended June 30, 2024, the Company’s International Telecom segment disposed of a non-core fixed asset recording a gain of $15.8 million on the transaction. The Company received cash proceeds of $17.8 million which was offset by the asset’s book value of $0.5 million and $1.5 million of transaction costs.

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

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the periods presented below (in thousands):

	Three months ended June 30, 2024			Three months ended June 30, 2023
	International	US		International	US
	Telecom	Telecom	Total	Telecom	Telecom	Total
Services transferred over time	$90,271	$71,829	$162,100	$86,730	$80,330	$167,060
Goods and services transferred at a point in time	3,618	3,648	7,266	3,781	2,597	6,378
Total revenue accounted for under ASC 606	$93,889	$75,477	$169,366	$90,511	$82,927	$173,438
Operating lease income	75	2,036	2,111	73	1,887	1,960
Government grant revenue (1)	1,393	10,411	11,804	1,397	9,646	11,043
Total revenue	$95,357	$87,924	$183,281	$91,981	$94,460	$186,441

	Six months ended June 30, 2024			Six months ended June 30, 2023
	International	US		International	US
	Telecom	Telecom	Total	Telecom	Telecom	Total
Services transferred over time	$178,831	$149,872	$328,703	$172,409	$161,403	$333,812
Goods and services transferred at a point in time	6,652	6,919	13,571	7,040	5,144	12,184
Total revenue accounted for under ASC 606	$185,483	$156,791	$342,274	$179,449	$166,547	$345,996
Operating lease income	147	4,070	4,217	145	3,717	3,862
Government grant revenue (1)	2,786	20,799	23,585	2,795	19,561	22,356
Total revenue	$188,416	$181,660	$370,076	$182,389	$189,825	$372,214

(1)	Revenue recognized from CAF II, USF and RDOF programs. Refer to Note 8.

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

In July 2019, the Company entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that was subsequently amended through December 31, 2023 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, the Company is building a portion of AT&T’s network for the First Responder Network Authority in or near the Company’s current operating areas in the western United States (the “FirstNet Transaction”). The FirstNet Transaction includes construction and service performance obligations. The current portion of receivables under this agreement is recorded in customer receivable and the long-term portion is recorded in customer receivable long-term on the Company’s balance sheet.

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

Contract assets and liabilities consisted of the following (amounts in thousands):

	June 30, 2024	December 31, 2023	$ Change	% Change
Contract asset – current	$3,701	$3,616	$85	2.4%
Contract asset – noncurrent	5,149	5,509	(360)	(6.5)%
Contract liability – current	(32,283)	(30,990)	(1,293)	4.2%
Contract liability – noncurrent	(59,373)	(64,035)	4,662	(7.3)%
Net contract liability	$(82,806)	$(85,900)	$3,094	(3.6)%

The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and recognition of deferred revenue. During the six months ended June 30, 2024, the Company recognized revenue of $22.2 million related to its December 31, 2023 contract liability and amortized $2.5 million of the December 31, 2023 contract asset to revenue.

Contract Acquisition Costs

The June 30, 2024 and 2023 balance sheets include contract acquisition costs of $10.9 million and $9.7 million, respectively, in other assets. During the three and six months ended June 30, 2024, the Company amortized $1.7 million and $3.3 million, respectively, of contract acquisition costs. During the three and six months ended June 30, 2023, the Company amortized $1.6 million and $2.7 million, respectively, of contract acquisition costs.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear Mobility and Fixed communication services contracts, Managed Services contracts, and the Company’s Carrier Services construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $579 million at June 30, 2024. The Company expects to satisfy approximately 40% of the remaining performance obligations and recognize the transaction price within 24 months and approximately $60 million annually from 2026 through 2031.

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

Receivables

The Company records an estimate of future credit losses in conjunction with the revenue transaction based on the information available including historical experience and management’s expectations of future conditions. Those estimates are updated as additional information becomes available. The Company’s allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.

The Company had gross accounts receivable of $114.8 million and an allowance for credit losses of $16.4 million as of June 30, 2024. In addition, the Company had receivables under the FirstNet Agreement totaling $51.5 million, of which $43.8 million was long-term. At December 31, 2023, the Company had gross accounts receivable of $104.4 million and an allowance for credit losses of $16.4 million and a receivable under the FirstNet Agreement totaling $52.9 million, of which $45.7 million was long-term. The Company monitors receivables through the use of historical operating data adjusted for the expectation of future performance as appropriate. Activity in the allowance for credit losses is below (in thousands):

	Six months ended
	June 30, 2024	June 30, 2023

Balance at beginning of period	$16,362	$15,171
Current period provision for expected losses	2,855	2,463
Write-offs charged against the allowance	(2,918)	(1,878)
Recoveries collected	133	188
Balance at end of period	$16,432	$15,944

4. LEASES

Lessee Disclosure

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between three and 10 years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease cost:
Operating lease cost	$5,626	$5,763	$11,105	$11,744
Short-term lease cost	757	625	1,448	1,303
Variable lease cost	1,695	1,383	3,124	2,045
Total operating lease cost	$8,078	$7,771	$15,677	$15,092

Finance lease cost:
Amortization of right-of-use asset	$976	$804	$1,588	$1,504
Variable costs	169	227	368	430
Interest costs	100	78	200	162
Total finance lease cost	$1,245	$1,109	$2,156	$2,096

During the six months ended June 30, 2024 and 2023, the Company paid $9.5 million and $9.7 million, respectively, for operating lease liabilities. During the six months ended June 30, 2024 and 2023, the Company recorded $5.7 million and $12.3 million, respectively, of operating lease liabilities arising from right of use assets. During the six months ended June 30, 2023, in conjunction with the restructuring activities the Company terminated certain leases and removed $5.6 million of lease right of use assets and $5.9 million of lease liabilities from its balance sheet, resulting in the recording of a gain of $0.3 million in the restructuring expense line of its statement of operations.

At June 30, 2024, finance leases with a cost of $32.2 million and accumulated amortization of $17.9 million were included in fixed assets, net. During the six months ended June 30, 2024, the Company paid $0.9 million of financing cash flows and $0.2 million of operating cash flows for finance lease liabilities. During the six months ended June 30, 2023, the Company paid $0.5 million of financing cash flows, $3.4 million of investing cash flows and $0.2 million of operating cash flows for finance lease liabilities. At June 30, 2024, finance leases had a lease liability of $5.2 million, of which $1.8 million was current.

At December 31, 2023, finance leases with a cost of $31.7 million and accumulated amortization of $16.4 million were included in fixed assets, net.

The weighted average remaining lease terms and discount rates as of June 30, 2024 and December 31, 2023 are noted in the table below:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term
Operating leases	12.7 years	13.3 years
Financing leases	5.0 years	9.2 years

Weighted-average discount rate
Operating leases	6.7%	6.3%
Financing leases	7.2%	6.6%

Maturities of lease liabilities as of June 30, 2024 were as follows (in thousands):

	Operating Leases	Financing Leases
2024 (excluding the six months ended June 30, 2024)	$9,353	$1,077
2025	17,531	1,529
2026	13,288	746
2027	10,437	704
2028	8,263	551
Thereafter	83,250	2,145
Total lease payments	142,122	6,752
Less imputed interest	(56,683)	(1,525)
Total	$85,439	$5,227

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

	Operating Leases	Financing Leases
2024	$18,048	$2,030
2025	16,022	1,488
2026	11,755	601
2027	9,327	534
2028	7,807	505
Thereafter	80,637	2,145
Total lease payments	143,596	7,303
Less imputed interest	(57,133)	(1,662)
Total	$86,463	$5,641

As of June 30, 2024, the Company did not have any material operating or finance leases that have not yet commenced.

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its wireless cell sites and buildings. For the six months ended June 30, 2024 and 2023, the Company recorded $4.2 million and $3.9 million, respectively, of lease income from agreements in which the Company is the lessor For the three months ended June 30, 2024 and 2023, the Company recorded $2.1 million and $2.0 million, respectively, of lease income from agreements in which the Company is the lessor. Lease income is classified as Carrier Services revenue in the statement of operations

The following table presents the maturities of future undiscounted lease payments for the periods indicated (in thousands):

2024 (excluding the six months ended June 30, 2024)	$3,669
2025	7,062
2026	6,730
2027	5,538
2028	5,157
Thereafter	13,262
Total future lease payments	$41,418

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	June 30, 2024
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$300	$—	$—	$300
Other investments	—	—	931	931
Employee benefit plan investments	3,007	—	—	3,007
Interest rate swap	—	(28)	—	(28)
Alaska Communications redeemable common units	—	—	(5,744)	(5,744)
Alloy redeemable common units	—	—	(14,760)	(14,760)
Warrants on Alaska Communications redeemable common units	—	—	(249)	(249)
Total assets and liabilities measured at fair value	$3,307	$(28)	$(19,822)	$(16,543)

	December 31, 2023
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$300	$—	$—	$300
Other investments	—	—	1,197	1,197
Employee benefit plan investments	3,014	—	—	3,014
Interest rate swap	—	(1,750)	—	(1,750)
Alaska Communications redeemable common units	—	—	(11,063)	(11,063)
Alloy redeemable common units	—	—	(14,760)	(14,760)
Warrants on Alaska Communications redeemable common units	—	—	(249)	(249)
Total assets and liabilities measured at fair value	$3,314	$(1,750)	$(24,875)	$(23,311)

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

	Investments without a readily determinable fair value	Fair value investments	Equity method investments	Total
Balance, December 31, 2023	$41,710	$1,197	$—	$42,907
Income recognized	—	64	—	64
Distributions	—	(330)	—	(330)
Balance, June 30, 2024	$41,710	$931	$—	$42,641

Balance, December 31, 2022	$22,590	$1,616	$13,963	$38,169
Income recognized	1,786	130	585	2,501
Contributions / (distributions)	425	(360)	630	695
Foreign currency gain	—	—	229	229
Balance, June 30, 2023	$24,801	$1,386	$15,407	$41,594

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

The fair value of long-term debt is estimated using Level 2 inputs. At June 30, 2024, the fair value of long-term debt, including the current portion, was $583.7 million and its book value was $586.9 million. At December 31, 2023, the fair value of long-term debt, including the current portion, was $571.6 million and its book value was $562.9 million.

7. LONG-TERM DEBT

2023 CoBank Credit Facility

On July 13, 2023, the Company, along with certain of its subsidiaries as guarantors, entered into a new Credit Agreement with CoBank, ACB and a syndicate of other lenders (as may be amended from time to time, the “2023 CoBank Credit Facility”). On July 10, 2024, the Company amended its credit facility to add certain subsidiaries as guarantors and to provide further flexibility for the Company to take on certain grant and government program obligations. The amendment to the 2023 CoBank Credit Facility is filed herewith as Exhibit 10.1.

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

The Company capitalized $4.3 million of fees associated with the 2023 CoBank Credit Facility which are being amortized over the life of the debt and $3.5 million were unamortized as of June 30, 2024.

The Company had $127.6 million outstanding under the 2023 CoBank Term Loan as of June 30, 2024. Under the 2023 CoBank Revolving Loan, the Company had $58.6 million outstanding and $111.4 million of availability as of June 30, 2024. The Company was in compliance with all financial covenants as of June 30, 2024.

In October 2023, the Company entered into a two year, forward starting 1-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, has a fixed SOFR rate of 4.896% and matures on November 13, 2025. The swap agreement had a fair value of $(0.1) million and $(0.5) million as of June 30, 2024 and December 31, 2023, respectively.

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

Letter of Credit Facility

On November 14, 2022, the Company entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of the Company and its subsidiaries. As of June 30, 2024, $30.9 million of Standby Letters of Credit had been issued under this agreement.

Alaska Credit Facility

On December 23, 2022, Alaska Communications entered into a Credit Agreement (the “Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a Revolving Credit Commitment of $75.0 million (the “Alaska Revolving Facility”) and Term Loan Commitment of $230.0 million (the “Alaska Term Loan”).

As of June 30, 2024, Alaska Communications had drawn $49.5 million on the Alaska Revolving Facility and had $25.5 million available to draw. The Alaska Term Loan balance was $225.7 million and principal payments commenced in the fourth quarter of 2023. Both facilities mature on July 22, 2026.

Alaska Communications capitalized $7.3 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $3.1 million were unamortized as of June 30, 2024.

The Alaska Credit Facility also provides for incremental facilities up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve-month Consolidated EBITDA (as defined in the Alaska Credit Facility).

The key terms and conditions of the Alaska Credit Facility include the following:

●	Amounts outstanding bear an interest rate of the forward-looking SOFR rate with a one-month interest period, plus the SOFR Spread Adjustment of 10 basis points, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or an alternate base rate may be selected at a margin that is 1% lower than the counterpart SOFR margin;

●	Principal repayments are due quarterly and commenced in the fourth quarter of 2023 in amounts as follows: from the fourth quarter of 2023 through the third quarter of 2024, $1.4 million; and from the fourth quarter of 2024 through the third quarter of 2026, $2.9 million. The remaining unpaid balance is due on the final maturity date;

●	Alaska Communications is required to maintain financial ratios as defined in the Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1, stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1. In addition to these financial ratios, Alaska Communications is subject to customary representations, warranties and covenants, including limitations on additional indebtedness, liens, consolidations, mergers, assets sales, advances, investments and loans, transactions with affiliates, sale and leaseback transactions, subordinated indebtedness, and changes in the nature of its business; and

●	The Alaska Credit Facility is non-recourse to the Company and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

In November 2023, Alaska Communications entered into two forward starting 1-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200.0 million, with fixed SOFR rates of 4.8695% and 4.8980% and both agreements mature on June 30, 2025. The swap agreements had a fair value of $0.1 million and $(1.2) million as of June 30, 2024 and December 31, 2023, respectively.

Alaska Term Facility

On June 15, 2022, Alaska Communications Systems Holdings, the parent company of Alaska Communications, entered into a secured lending arrangement with Bristol Bay Industrial, LLC (the “Alaska Term Facility”).

The Alaska Term Facility provided for a secured delayed draw term loan in an aggregate principal amount of up to $7.5 million and the proceeds were used to pay certain invoices from a contractor for work performed in connection with a fiber build. Interest on the Alaska Term Facility accrued at a fixed rate of 4.0% and scheduled quarterly payments of principal commenced on March 31, 2023. The Alaska Term Facility was repaid in full during the three months ended June 30, 2024.

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

As of June 30, 2024, Commnet Wireless had $46.5 million outstanding, of which $7.7 million was classified as being current on the Company’s balance sheet, and $11.3 million of availability under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.4 million were unamortized as of June 30, 2024.

GTT Credit Facilities

On October 12, 2022, GTT received approval from Republic Bank (Guyana) Limited for a $2.9 million term facility and a $5.7 million overdraft facility (the “GTT Credit Facilities”).

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

As of June 30, 2024, there were no outstanding amounts under the GTT Credit Facilities.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2021. Sacred Wind submitted a corrective action plan to comply with the financial covenant as of December 31, 2025. On May 5, 2022, Sacred Wind’s corrective action plan was accepted by the RUS. As of June 30, 2024, the Company was in compliance with that corrective action plan.

As of June 30, 2024, $26.6 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.3 million was current and $23.3 million was long term.

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

As of June 30, 2024, $60.0 million of the Viya Debt remained outstanding and $0.2 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually, and the Company was in compliance with the Net Leverage Ratio as of December 31, 2023.

Debt Maturity

The table below summarizes the annual maturities of the Company’s debt instruments (amounts in thousands):

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other	Debt	Credit Facility
July 1, 2024 through December 31, 2024	$6,050	$—	$1,625	$7,675	$3,786
Year ending December 31, 2025	14,969	—	4,875	19,844	7,833
Year ending December 31, 2026	262,969	60,000	8,125	331,094	8,195
Year ending December 31, 2027	3,723	—	9,750	13,473	8,576
Year ending December 31, 2028	3,858	—	68,370	72,228	8,978
Thereafter	10,192	—	93,438	103,630	9,160
Total	301,761	60,000	186,183	547,944	46,528
Debt Discounts	(3,386)	(199)	(3,524)	(7,109)	(427)
Book Value as of June 30, 2024	$298,375	$59,801	$182,659	$540,835	$46,101

8. GOVERNMENT SUPPORT AND SPECTRUM MATTERS

Universal Service Fund and Other Domestic Funding Programs

The Company recognizes revenue from several government funded programs including the Universal Service Fund (“USF”), a subsidy program managed by the Federal Communications Commission (“FCC”), and the Alaska Universal Service Fund (“AUSF”), a similar program managed by the Regulatory Commission of Alaska (the “RCA”). USF funds are disbursed to telecommunication providers through four programs the High Cost Program; the Low Income Program (“Lifeline Program”); the Schools and Libraries Program (“E-Rate Program”); and the Rural Health Care Support Program (“RHC”).  The Company’s International Telecom segment receives $5.5 million of legacy frozen high cost support funding in the US Virgin Islands. This funding expires on December 31, 2025. Additionally, the Company recognizes revenue from the FCC’s Affordable Connectivity Program (“ACP”) and the Emergency Connectivity Fund (“ECF”). The ACP provides eligible low-income consumers with a monthly subsidy for broadband connectivity and the ECF provides schools and libraries with subsidies for broadband connectivity. Funding under the ACP and ECF programs expired in the second quarter of 2024.

The Company’s US Telecom segment also recognizes High Cost support revenue from the Connect America Fund Phase II program (“CAF II”) and the Enhanced Alternative Connect America Cost Model program (“E-ACAM”). These programs offer subsidies to carriers to expand broadband coverage in designated areas. Under CAF II, the Company expects to receive an aggregate of $27.7 million annually through December 2025 and an aggregate of $8.0 million annually from January 2026 through July 2028. Under E-ACAM, the Company expects to receive a total of $118.2 million over a 15 year period beginning in 2024. The annual E-ACAM funding is approximately $9 million from 2024 through 2030 and ultimately decreasing over time to $6 million in 2038.

The Company was awarded approximately $22.7 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”). Revenue recognized from the RDOF program is recognized as revenue from government grants. During the six months ended June 30, 2024, the Company entered into agreements to transfer $13.0 million of RDOF obligations.  The transfer applications are pending regulatory approval.

All of the programs are subject to certain operational and reporting compliance requirements. The Company believes it is in compliance with these requirements as of June 30, 2024. Revenue recognized from the USF High Cost Program, including the CAF II and E-ACAM programs, is recognized as revenue from government grants. Revenue from other programs is recognized in accordance with ASC 606.

The Company recorded the amounts below as communication services revenue for the reported periods (in thousands):

	Three months ended			Three months ended
	June 30, 2024			June 30, 2023

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$3,483	$1,393	$4,876	$2,222	$1,397	$3,619
CAF II	6,784	—	6,784	6,815	—	6,815
RDOF	145	—	145	608	—	608
ECF	498	—	498	6,813	—	6,813
RHC	3,682	—	3,682	2,887	—	2,887
Other	1,707	155	1,862	4,668	5	4,673
Total	$16,299	$1,548	$17,847	$24,013	$1,402	$25,415

	Six months ended			Six months ended
	June 30, 2024			June 30, 2023

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$6,937	$2,786	$9,723	$4,716	$2,795	$7,511
CAF II	13,571	—	13,571	13,630	—	13,630
RDOF	290	—	290	1,216	—	1,216
ECF	7,312	—	7,312	14,880	—	14,880
RHC	7,119	—	7,119	5,787	—	5,787
Other	8,407	470	8,877	9,361	9	9,370
Total	$43,636	$3,256	$46,892	$49,590	$2,804	$52,394

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

Amount
Grants awarded, December 31, 2023	$100,149
New grants	—
Construction complete	—
Transferred grants	—
Grants awarded, June 30, 2024	$100,149

During the six months ended June 30, 2024, the Company disbursed capital expenditures of $3.6 million under these programs and received reimbursement of $2.3 million. These cash flows are classified as investing activities in the Company’s statement of cash flows.

In addition, the Company partners with tribal governments to obtain grants under various government programs including the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”). The TBCP and ReConnect programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas. The Company was identified as a sub recipient of grants under these programs totaling $192.6 million as of June 30, 2024. Through June 30, 2024, the Company has received $11.3 million of funding under these programs and spent $11.4 million on construction obligations. These amounts are recorded as operating cash flows in the company’s statement of cash flows.

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

A summary of the amounts spent and reimbursed under the Replace and Remove Program is below (in thousands):

	Capital	Operating	Total

Total spend, December 31, 2023	$49,262	$15,126	$64,388
Amounts spent	38,126	9,528	47,654
Total spend, June 30, 2024	$87,388	$24,654	$112,042

Total reimbursements, December 31, 2023	$(12,773)	$(4,354)	$(17,127)
Reimbursements received	(41,421)	(10,721)	(52,142)
Total reimbursements, June 30, 2024	$(54,194)	$(15,075)	$(69,269)

Amount pending reimbursement	$33,194	$9,579	$42,773

	Capital	Operating	Total

Total spend, December 31, 2022	$1,836	$1,489	$3,325
Amounts spent	12,739	4,966	17,705
Total spend, June 30, 2023	$14,575	$6,455	$21,030

Amount pending reimbursement	$14,575	$6,455	$21,030

At June 30, 2024, $27.3 million of the capital expenditures were accrued and unpaid. The Company expects to be reimbursed, within the next twelve months, for all amounts spent to date. Amounts identified as capital are recorded as investing cash flows and amounts identified as operating are recorded as operating cash flows in the Company’s statement of cash flows.

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

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended				Six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$22	$16	$38	$31	$45	$33	$76	$62
Non-operating expense
Interest cost	824	45	593	35	1,649	90	1,187	70
Expected return on plan assets	(729)	—	(953)	—	(1,459)	—	(1,905)	—
Amortization of unrecognized actuarial gain	(11)	(28)	—	—	(21)	(56)	—	—
Settlements	—	—	—	—	—	—	369	—
Net periodic pension expense (benefit)	$106	$33	$(322)	$66	$214	$67	$(273)	$132

The Company was not required to make contributions to its pension plans during the six months ended June 30, 2024 and 2023. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions to its pension plans during the six months ended June 30, 2024 and 2023.

10.  INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was 1.8% and 88.5% respectively.

The Company recorded an income tax expense of $0.2 million in relation to a pretax income of $11.5 million for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2024 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $2.4 million expense associated with the gain on sale of land in a foreign jurisdiction, a $3.7 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration and a $0.8 million expense for interest on unrecognized tax positions.

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

The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 was 35.0% and 43.0%, respectively.

The Company recorded an income tax expense of $1.8 million in relation to a pretax income of $5.2 million for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2024 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $2.4 million expense associated with the gain on sale of land in a foreign jurisdiction, a $3.7 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, a $1.5 million expense to record an unrecognized tax position for the current year, and a $1.5 million expense for interest on unrecognized tax positions.

The Company recorded an income tax benefit of $5.8 million in relation to a pretax loss of $13.5 million for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2023 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which the Company operates, (ii)net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $4.0 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, and a $1.3 million expense for interest on unrecognized tax positions.

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

11. EARNINGS PER SHARE AND REDEEMABLE NONCONTROLLING INTERESTS

Earnings Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to ATN International, Inc. stockholders- Basic	9,003	767	2,690	(5,118)
Less: Preferred dividends	(1,376)	(1,260)	(2,727)	(2,306)
Net income (loss) attributable to ATN International, Inc. common stockholders- Diluted	$7,627	$(493)	$(37)	$(7,424)

Denominator:
Weighted-average shares outstanding- Basic	15,254	15,719	15,346	15,726
Weighted-average shares outstanding- Diluted	15,255	15,719	15,346	15,726

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

The put options for both the common and preferred units, if any, are nonrecourse to the Company. The put options for the Alloy common units are exercisable beginning in 2026 and the put options for the Alaska Communications common and preferred units are exercisable at the earlier of a future initial public offering of the subsidiary or 2028.

For the three months ended June 30, 2024 and 2023, the Company allocated losses of $2.7 million and $3.4 million, respectively, to the redeemable common units representing their proportionate share of operating losses. For each of the six month periods ended June 30, 2024 and 2023, the Company allocated losses of $6.2 million to the redeemable common units representing their proportionate share of operating losses. The Company then compared the book value of the common units to the fair value and the fair value exceeded the book value. As a result, the book value was increased by $0.9 million and $5.9 million during the six months ended June 30, 2024 and 2023, respectively.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for the six months ended June 30, 2024 and 2023 (in thousands):

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2023	$60,094	$25,823	$85,917
Accrued preferred dividend	2,727	—	2,727
Allocated net loss	—	(6,176)	(6,176)
Change in fair value	—	857	857
Balance, June 30, 2024	$62,821	$20,504	$83,325

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2022	$55,152	$37,317	$92,469
Accrued preferred dividend	2,306	—	2,306
Allocated net loss	—	(6,170)	(6,170)
Change in fair value	—	5,879	5,879
Balance, June 30, 2023	$57,458	$37,026	$94,484

12. SEGMENT REPORTING

The Company has the following two reportable and operating segments: i) International Telecom and ii) US Telecom.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended June 30, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$4,932	$68	$—	$5,000
Mobility - Consumer	21,879	701	—	22,580
Total Mobility	26,811	769	—	27,580
Fixed - Business	18,715	30,817	—	49,532
Fixed - Consumer	43,500	21,674	—	65,174
Total Fixed	62,215	52,491	—	114,706
Carrier Services	3,636	30,056	—	33,692
Other	1,045	342	—	1,387
Total Communication Services Revenue	93,707	83,658	—	177,365
Construction	—	820	—	820
Other
Managed Services	1,650	3,446	—	5,096
Total other revenue	1,650	3,446	—	5,096
Total Revenue	95,357	87,924	—	183,281
Depreciation and amortization	16,277	19,234	47	35,558
Amortization of intangibles from acquisitions	252	1,693	—	1,945
Stock-based compensation	193	196	2,392	2,781
Operating income (loss)	32,405	884	(8,973)	24,316

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

For the Three Months Ended June 30, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,507	$114	$—	$3,621
Mobility - Consumer	23,349	863	—	24,212
Total Mobility	26,856	977	—	27,833
Fixed - Business	17,214	35,495	—	52,709
Fixed - Consumer	42,459	22,608	—	65,067
Total Fixed	59,673	58,103	—	117,776
Carrier Services	3,879	31,576	—	35,455
Other	448	64	—	512
Total Communication Services Revenue	90,856	90,720	—	181,576
Construction	—	1,020	—	1,020
Other
Managed Services	1,125	2,720	—	3,845
Total Other Revenue	1,125	2,720	—	3,845
Total Revenue	91,981	94,460	—	186,441
Depreciation and amortization	14,106	21,430	681	36,217
Amortization of intangibles from acquisitions	364	2,780	—	3,144
Stock-based compensation	109	9	2,621	2,739
Operating income (loss)	14,552	(2,394)	(9,718)	2,440

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

For the Six Months Ended June 30, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$9,740	$141	$—	$9,881
Mobility - Consumer	43,108	1,465	—	44,573
Total Mobility	52,848	1,606	—	54,454
Fixed - Business	37,247	65,783	—	103,030
Fixed - Consumer	86,289	44,593	—	130,882
Total Fixed	123,536	110,376	—	233,912
Carrier Services	7,209	60,109	—	67,318
Other	1,863	1,086	—	2,949
Total Communication Services Revenue	185,456	173,177	—	358,633
Construction	—	2,406	—	2,406
Other
Managed Services	2,960	6,077	—	9,037
Total Other Revenue	2,960	6,077	—	9,037
Total Revenue	188,416	181,660	—	370,076
Depreciation and amortization	32,400	37,372	125	69,897
Amortization of intangibles from acquisitions	503	3,421	—	3,924
Stock-based compensation	217	327	4,146	4,690
Operating income (loss)	44,090	1,482	(16,682)	28,890

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

For the Six Months Ended June 30, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$7,083	$286	$—	$7,369
Mobility - Consumer	45,880	1,850	—	47,730
Total Mobility	52,963	2,136	—	55,099
Fixed - Business	34,327	71,814	—	106,141
Fixed - Consumer	84,236	45,190	—	129,426
Total Fixed	118,563	117,004	—	235,567
Carrier Services	7,570	63,660	—	71,230
Other	848	139	—	987
Total Communication Services Revenue	179,944	182,939	—	362,883
Construction	—	1,610	—	1,610
Other
Managed Services	2,445	5,276	—	7,721
Total other revenue	2,445	5,276	—	7,721
Total Revenue	182,389	189,825	—	372,214
Depreciation and amortization	28,292	42,917	1,412	72,621
Amortization of intangibles from acquisitions	744	5,647	—	6,391
Stock-based compensation	176	86	4,255	4,517
Operating income (loss)	28,377	(6,737)	(18,566)	3,074

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

Selected balance sheet data for each of the Company’s segments as of June 30, 2024 and December 31, 2023 consists of the following (in thousands):

	International	US	Corporate and
	Telecom	Telecom	Other	Consolidated
June 30, 2024
Cash, cash equivalents, and restricted cash	$33,563	$36,448	$3,242	$73,253
Total current assets	130,572	155,822	9,502	295,896
Fixed assets, net	475,862	579,092	6,368	1,061,322
Goodwill	4,835	35,269	—	40,104
Total assets	683,111	997,592	91,638	1,772,341
Total current liabilities	91,529	145,856	31,500	268,885
Total debt, including current portion	59,801	298,375	182,659	540,835
December 31, 2023
Cash, cash equivalents, and restricted cash	$26,354	$33,574	$2,239	$62,167
Total current assets	107,469	162,768	11,035	281,272
Fixed assets, net	481,911	593,833	4,915	1,080,659
Goodwill	4,836	35,268	—	40,104
Total assets	672,171	1,019,924	91,619	1,783,714
Total current liabilities	86,540	169,297	37,357	293,194
Total debt, including current portion	64,254	293,607	159,009	516,870

For the six months ended June 30, 2024 and 2023, the Company spent $108.0 million and $96.4 million, respectively, on capital expenditures relating to its telecommunications networks and business support systems of which $46.2 million and $7.0 million, respectively, are reimbursable under various government programs. The following notes the Company’s capital expenditures, by operating segment, for these periods (in thousands).

	Capital Expenditures

	International	US	Corporate and
Six months ended June 30,	Telecom	Telecom	Other (1)	Consolidated
2024	$28,951	$77,498	$1,579	$108,028
2023	38,906	57,531	—	96,437

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

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

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority (the “GRA”) dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. GTT has maintained that it has no unpaid corporation tax due to the GRA and that any liability GTT might be found to have with respect to the disputed tax assessments would be offset in part by the amounts claimed with respect to rights ATN has pursuant to its agreement with the government of Guyana. GTT’s position has been upheld by various High Court rulings made in its favor including most recently in February 2024, and while all matters have been appealed by the GRA, only one remains pending for determination by the High Court.

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

The settlement amount of $6.3 million consists of a $5.3 million cash payment and the $1.0 million forgiveness of certain receivables, both of which have been accrued on the Company’s balance sheet as of June 30, 2024. As such, this settlement will not impact the statement of operations in future periods.

With respect to all of the foregoing unresolved matters, the Company believes that some adverse outcome is probable and has accordingly accrued $12.5 million as of June 30, 2024 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

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

As of June 30, 2024, we offered the following types of services to our customers:

●	Mobile Telecommunications Services. We offer mobile communications services over our wireless networks and related equipment, such as handsets, to both business and consumer customers.

●	Fixed Telecommunications Services. We provide fixed data and voice telecommunications services and related equipment, such as modems, to business and consumer customers. These services include consumer broadband and high-speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. We deliver services to other telecommunications providers including the leasing of critical network infrastructure such as tower and transport facilities, wholesale roaming and long distance voice services, site maintenance and international long-distance services.

●	Managed Services. We provide information technology services such as network, application, infrastructure and hosting services to both our business and consumer customers to complement our fixed services in our existing markets.

Through June 30, 2024, we identified two operating segments to manage and review our operations and to facilitate investor presentations of our results. These operating segments are as follows:

●	International Telecom. In our international markets, we offer fixed services, mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the United States, we offer fixed services, carrier services, and managed services to business customers and consumers in Alaska and the western United States. As of June 30, 2024 we provided mobility services to retail customers in the western United States.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served as of June 30, 2024:

International Telecom			US Telecom
Services	Markets	Tradenames	Services	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One, GTT, Viya, Brava	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One, Logic, GTT, Viya, Brava	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands	One, Essextel, GTT, Viya	Carrier Services	United States	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	Fireminds, One, Logic, GTT, Viya, Brava	Managed Services	United States	Alaska Communications, Choice

Carrier Managed Services

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we subsequently amended through December 31, 2023 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating areas in the western United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time. Since the inception of the project through June 30, 2024, we have recorded $75.6 million in construction revenue and expect to record approximately $8.0 million in additional construction revenue and related costs as sites are completed. We expect to substantially complete the build by the end of 2024 with the remainder to be completed in early 2025. Revenues from construction are expected to have minimal impact on operating income.

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

Universal Service Fund and Other Domestic Funding Programs

We recognize revenue from several government funded programs including the USF, a subsidy program managed by the Federal Communications Commission (“FCC”), and the Alaska Universal Service Fund (“AUSF”), a similar program managed by the Regulatory Commission of Alaska (the “RCA”). USF funds are disbursed to telecommunication providers through four programs: the High Cost Program; the Low Income Program (“Lifeline Program”); the Schools and Libraries Program (“E-Rate Program”); and the Rural Health Care Support Program.  Our International Telecom segment receives $5.5 million of legacy frozen high cost support funding in the US Virgin Islands.  This funding expires on December 31, 2025. Additionally, we recognize revenue from the FCC’s Affordable Connectivity Program (“ACP”) and the Emergency Connectivity Fund (“ECF”). The ACP provides eligible low-income consumers with a monthly subsidy for broadband connectivity and the ECF provides schools and libraries with subsidies for broadband connectivity. Funding under the ACP and ECF programs expired in the second quarter of 2024.

We also recognize High Cost support revenue from the Connect America Fund Phase II program (“CAF II”) and the Enhanced Alternative Connect America Cost Model program (“E-ACAM”).  These programs offer subsidies to carriers to expand broadband coverage in designated areas. Under CAF II, we expect to receive an aggregate of $27.7 million annually through December 2025 and an aggregate of $8.0 million annually from January 2026 through July 2028.  Under E-ACAM, we expect to receive a total of $118.2 million over a 15 year period beginning in 2024.  The annual E-ACAM funding is approximately $9 million from 2024 through 2030 and ultimately decreasing to over time $6 million in 2038.

We were awarded approximately $22.7 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”). During the six months ended June 30, 2024, we entered into agreements to transfer $13.0 million of RDOF obligations.  The transfer applications are pending regulatory approval.

All of the programs are subject to certain operational and reporting compliance requirements. We believe we are in compliance with these requirements as of June 30, 2024.

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is generally distributed after we incur reimbursable costs. Completion deadlines begin in 2024 and once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants.  As of June 30, 2024, we were awarded $100.1 million of construction grants.

During the three months ended June 30, 2024, we disbursed capital expenditures of $3.6 million under these programs and received reimbursement of $2.3 million.  These cash flows are classified as investing activities in our statement of cash flows.

In addition, we partner with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”).  These programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas.  We were identified as a sub recipient of grants under these programs totaling $192.6 million as of June 30, 2024.  Through June 30, 2024, we have received $11.3 million of funding under these programs and spent $11.4 million on construction obligations.  These amounts are recorded as operating cash flows in the company’s statement of cash flows.

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

We have incurred total expenditures of $112.0 million related to this project, of which $47.7 million were incurred in 2024. Of these total expenditures, $87.4 million were classified as capital.

At June 30, 2024, $27.3 million of capital expenditures were accrued and unpaid. We expect to be reimbursed, within the next twelve months, for all amounts spent to date. During the six months ended June 30, 2024 we have received $52.1 million of reimbursement under the program, of which $10.7 million was classified as operating cash inflows and $41.4 million was classified as investing cash inflows in our statement of cash flows.

Selected Segment Financial Information

The following represents selected segment information for the three months ended June 30, 2024 and 2023 (in thousands):

For the Three Months Ended June 30, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$4,932	$68	$—	$5,000
Mobility - Consumer	21,879	701	—	22,580
Total Mobility	26,811	769	—	27,580
Fixed - Business	18,715	30,817	—	49,532
Fixed - Consumer	43,500	21,674	—	65,174
Total Fixed	62,215	52,491	—	114,706
Carrier Services	3,636	30,056	—	33,692
Other	1,045	342	—	1,387
Total Communication Services Revenue	93,707	83,658	—	177,365
Construction	—	820	—	820
Other
Managed Services	1,650	3,446	—	5,096
Total Other Revenue	1,650	3,446	—	5,096
Total Revenue	95,357	87,924	—	183,281

Operating income (loss)	32,405	884	(8,973)	24,316

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

For the Three Months Ended June 30, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,507	$114	$—	$3,621
Mobility - Consumer	23,349	863	—	24,212
Total Mobility	26,856	977	—	27,833
Fixed - Business	17,214	35,495	—	52,709
Fixed - Consumer	42,459	22,608	—	65,067
Total Fixed	59,673	58,103	—	117,776
Carrier Services	3,879	31,576	—	35,455
Other	448	64	—	512
Total Communication Services Revenue	90,856	90,720	—	181,576
Construction	—	1,020	—	1,020
Other
Managed Services	1,125	2,720	—	3,845
Total Other Revenue	1,125	2,720	—	3,845
Total Revenue	91,981	94,460	—	186,441

Operating income (loss)	14,552	(2,394)	(9,718)	2,440

(1) Corporate and other items refer to corporate overhead costs and consolidating adjustments.

A comparison of our segment results for the three months ended June 30, 2024 and 2023 is as follows:

International Telecom. Revenues within our International Telecom segment increased $3.4 million, or 3.7%, to $95.4 million from $92.0 million for the three months ended June 30, 2024 and 2023, respectively, primarily as a result of an increase in Fixed Revenues which increased $2.5 million, or 4.2%, to $62.2 million from $59.7 million for the three months ended June 30, 2024 and 2023, respectively. This increase in Fixed Revenues was primarily the result of network upgrades and expansions as well as improved customer care and marketing strategies which led to an increase in both business and consumer subscribers. In addition, an increase in the number of homes passed by high-speed data solutions allowed us to migrate legacy copper customers to more durable fiber services.

Operating expenses within our International Telecom segment decreased by $14.4 million, or 18.6%, to $63.0 million from $77.4 million for the three months ended June 30, 2024 and 2023, respectively.  The net decrease was the result of a $15.8 million gain on the disposition of long-lived assets, primarily real estate, and certain cost savings initiatives that commenced in previous periods partially offset by an increase in other operating expenses to support this segment’s revenue growth.

As a result, our International Telecom segment’s operating income increased $17.8 million, or 121.9%, to $32.4 million from $14.6 million for the three months ended June 30, 2024 and 2023, respectively.

US Telecom.  Revenue within our US Telecom segment decreased by $6.6 million, or 7.0%, to $87.9 million from $94.5 million for the three months ended June 30, 2024 and 2023, respectively, primarily as a result of the conclusion of the Emergency Connectivity Fund during the second quarter of 2024.

Operating expenses within our US Telecom segment decreased $9.9 million, or 10.2%, to $87.0 million from $96.9 million for the three months ended June 30, 2024 and 2023, respectively, as a result of certain cost savings initiatives that were implemented in previous periods.

As a result of the above, our US Telecom segment’s operating income (loss) increased by $3.3 million to income of $0.9 million from a loss of $2.4 million for the three months ended June 30, 2024 and 2023, respectively.

The following represents a year over year discussion and analysis of our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
REVENUE:
Communication services	$177,365	$181,576	$(4,211)	(2.3)%
Construction	820	1,020	(200)	(19.6)
Other	5,096	3,845	1,251	32.5
Total revenue	183,281	186,441	(3,160)	(1.7)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communications services and other	76,137	77,718	(1,581)	(2.0)
Cost of construction revenue	813	1,016	(203)	(20.0)
Selling, general and administrative	57,661	61,914	(4,253)	(6.9)
Stock-based compensation	2,781	2,739	42	1.5
Transaction-related charges	—	438	(438)	(100.0)
Restructuring charges	—	370	(370)	(100.0)
Depreciation and amortization	35,558	36,217	(659)	(1.8)
Amortization of intangibles from acquisitions	1,945	3,144	(1,199)	(38.1)
(Gain) loss on disposition of long-lived assets	(15,930)	445	(16,375)	(3,679.8)
Total operating expenses	158,965	184,001	(25,036)	(13.6)
Income from operations	24,316	2,440	21,876	896.6
OTHER INCOME (EXPENSE):
Interest income	140	45	95	211.1
Interest expense	(12,337)	(10,449)	(1,888)	18.1
Other income	(578)	2,216	(2,794)	(126.1)
Other income (expense), net	(12,775)	(8,188)	(4,587)	56.0
INCOME (LOSS) BEFORE INCOME TAXES	11,541	(5,748)	17,289	(300.8)
Income tax expense (benefit)	204	(5,087)	5,291	(104.0)
NET INCOME (LOSS)	11,337	(661)	11,998	(1,815.1)
Net (income) loss attributable to noncontrolling interests, net of tax:	(2,334)	1,428	(3,762)	(263.4)
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$9,003	$767	$8,236	1,073.8%

Communications Services Revenue

Mobility Revenue. Our Mobility revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing retail mobile voice and data services over our wireless networks as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our retail subscribers.

Mobility revenue decreased by $0.2 million, or 0.7%, to $27.6 million for the three months ended June 30, 2024 from $27.8 million for the three months ended June 30, 2023. Mobility revenue from consumer customers decreased by $1.6 million partially offset by an increase in Mobility revenue from business customers of $1.4 million.

The net decrease in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue decreased by $0.1 million, or 0.4%, to $26.8 million for the three months ended June 30, 2024 from $26.9 million for the three months ended June 30, 2023. This decrease was primarily related to a decrease in the demand for voice services partially offset by an increase in the demand for data services. Mobility revenue from consumer customers decreased $1.5 million partially offset by an increase in Mobility revenue from business customers of $1.4 million.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $0.2 million, or 20.0%, to $0.8 million from $1.0 million for the three months ended June 30, 2024 and 2023, respectively. Substantially all of the decrease related to a decrease in revenue from consumers within our retail operations due to a reduction in subscribers as we continue to put more emphasis on other revenue sources within this segment.

Mobility revenue within our International Telecom segment may increase as a result of continued network upgrades and our marketing efforts to increase the number of our subscribers, data usage, and to convert our current subscriber base to higher margin prepaid and postpaid plans. However, we believe that increased competition and regulatory changes within our international markets may limit that revenue growth. We expect that Mobility revenue within our US Telecom segment will decrease over time as we put more emphasis on other revenue sources within that segment.

Fixed Revenue. Fixed revenue is primarily generated by broadband, voice, and video service revenues provided to retail and business customers over our wireline networks. Fixed revenue within our US Telecom segment also includes awards from the Connect America Fund Phase II program and, through early April 2024, the Emergency Connectivity Fund program in the western United States and Alaska, as well as revenue from the Alaska Universal Service Fund. Within our International Telecom segment, Fixed revenue also includes funding under the FCC’s High Cost Program in the US Virgin Islands.

Fixed revenue decreased by $3.1 million, or 2.6%, to $114.7 million from $117.8 million for the three months ended June 30, 2024 and 2023, respectively. Of this net decrease of $3.1 million, revenue from business customers decreased by $3.2 million, partially offset by an increase in revenue from consumer customers of $0.1 million. The increase in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue increased by $2.5 million, or 4.2%, to $62.2 million from $59.7 million for the three months ended June 30, 2024 and 2023, respectively. Of this increase, $1.0 million and $1.5 million relate to increases in revenue from business and consumer customers, respectively. This increase was a result of network upgrades and expansions which led to an increase in subscribers and the number of homes passed by high-speed data solutions which allowed us to migrate legacy copper customers to more durable and higher revenue generating fiber services.

●	US Telecom. Fixed revenue within our US Telecom segment decreased by $5.6 million, or 9.6%, to $52.5 million from $58.1 million for the three months ended June 30, 2024 and 2023, respectively. Revenue from business and consumer customers decreased by $4.7 million and $0.9 million, respectively, primarily as a result of the expiration of the Emergency Connectivity Fund.

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

Within our US Telecom segment, we expect Fixed revenue to decrease in the short term as a result of the impact of the expiration of the Emergency Connectivity Fund. Over time, we expect these decreases to be partially offset by increases in other business revenue in Alaska and our western United States operations, as we further deploy fiber and fiber-fed broadband access to both consumers and businesses.

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

Carrier Services revenue decreased by $1.8 million, or 5.1%, to $33.7 million from $35.5 million for the three months ended June 30, 2024 and 2023, respectively. The decrease, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue decreased by $0.3 million, or 7.7%, to $3.6 million, from $3.9 million for the three months ended June 30, 2024 and 2023, respectively, primarily as a result of a decrease in roaming revenues in some of our international markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $1.5 million, or 4.7%, to $30.1 million from $31.6 million, for the three months ended June 30, 2024 and 2023, respectively, as a result of the transition of legacy roaming arrangements to carrier service management contracts.

Within our International Telecom segment, Carrier Services revenue may increase if international travel increases. Such increases, however, may be partially offset by a decrease within our international long-distance business in Guyana as consumers seek to use alternative technology services to place long-distance calls.

Within our US Telecom segment, Carrier Services revenue may increase as a result of recent carrier service management contracts.

Other Communications Services Revenue. Other Communications Services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers and project-related revenue generated within both our International and US Telecom segments. Other Communications Services revenue increased by $0.9 million to $1.4 million from $0.5 million for the three months ended June 30, 2024 and 2023, respectively, primarily as a result of non-recurring project-related revenue being recognized within both our International Telecom and US Telecom segments, respectively, during the three months ended June 30, 2024.

We expect that other communications services revenue will decline to previously reported levels as the project-related fiber deployment engineering services revenue, reported during the quarter ended June 30, 2024, is not expected to continue subsequent to the completion of that project.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended June 30, 2024 and 2023, Construction revenue decreased to $0.8 million from $1.0 million, respectively, as a result of a decrease in the number of sites completed during 2024 as compared to 2023. We expect to substantially complete the build by the end of 2024 with the remainder to be completed in early 2025.

Other Revenue

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services. Managed Services revenue increased $1.3 million, or 34.2%, to $5.1 million from $3.8 million during the three months ended June 30, 2024 and 2023, respectively. The net increase in Managed Services revenue, within our segments, consisted of the following:

Within our International Telecom segment, Managed Services revenue increased $0.5 million, or 41.7%, to $1.7 million from $1.2 million for the three months ended June 30, 2024 and 2023, respectively, as a result of our continued efforts to sell Managed Services solutions across all of our international markets.

Within our US Telecom segment, Managed Services revenue increased $0.7 million, or 25.9%, to $3.4 million from $2.7 million for the three months ended June 30, 2024 and 2023, respectively, as a result of our continued efforts to sell Managed Services solutions to all of our US markets.

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

Cost of communication services and other decreased by $1.6 million, or 2.1%, to $76.1 million from $77.7 million for the three months ended June 30, 2024 and 2023, respectively. The net decrease in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other decreased $0.7 million, or 2.0%, to $33.8 million from $34.5 million for the three months ended June 30, 2024 and 2023, respectively. This segment incurred a decrease in its cost of communication services and other expenses as a result of the impact of certain cost savings initiatives that commenced in previous periods partially offset by an increase in these costs to support this segment’s revenue growth.

●	US Telecom. Cost of communication services and other within our US Telecom segment decreased by $1.0 million, or 2.3%, to $42.3 million from $43.3 million for the three months ended June 30, 2024 and 2023, respectively. Such decrease was a result of the beneficial impact of certain cost savings initiatives that commenced during previous periods as well as a reduction in the costs associated with the Emergency Connectivity Fund which was terminated during the second quarter of 2024. Such decreases were partially offset by an increase in costs associated with the increase in project-related revenues.

Cost of communication services in both our International and US Telecom segments may continue to decrease as a result of the ongoing cost reduction initiatives that commenced in previous periods but may be partially offset by future inflationary pressure.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. During the three months ended June 30, 2024 and 2023, cost of construction revenue decreased to $0.8 million from $1.0 million as a result of a decrease in the number of sites completed during 2024 as compared to 2023. We expect to substantially complete the build by the end of 2024 with the remainder to be completed in early 2025.

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

Selling, general and administrative expenses decreased $4.2 million, or 6.8%, to $57.7 million from $61.9 million for the three months ended June 30, 2024 and 2023, respectively. The changes in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses decreased by $0.1 million, or 0.4%, to $28.3 million from $28.4 million for the three months ended June 30, 2024 and 2023, respectively. This decrease was the result of the beneficial impact of certain cost savings initiatives within most of our international markets that commenced during previous periods partially offset by an increase in costs needed to support the expansion of our subscriber base.

●	US Telecom. Selling, general and administrative expenses decreased within our US Telecom segment by $4.5 million, or 16.4%, to $22.9 million from $27.4 million, for the three months ended June 30, 2024 and 2023, respectively. This decrease, which was incurred in all of our US markets, was primarily related to certain cost savings initiatives that commenced in previous periods.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $0.3 million, or 4.8%, to $6.5 million from $6.2 million, for the three months ended June 30, 2024 and 2023, respectively, primarily related to an increase in professional fees.

Selling, general and administrative expenses in both our International and US Telecom segments, as well as our Corporate Overhead, may decrease as a result of the ongoing cost reduction initiatives that commenced in previous periods but may be partially offset by future inflationary pressure.

Stock-based compensation. Stock-based compensation represents a non-cash expense related to the amortization of grants of equity awards to employees and directors.

Stock-based compensation for the three months ended June 30, 2024 and 2023 was $2.8 million and $2.7 million, respectively.

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

We incurred a nominal amount of transaction-related charges during the three months ended June 30, 2024 and $0.4 million during the three months ended June 30, 2023.

Restructuring expenses.  We did not record any restructuring expenses during the three months ended June 30, 2024. In connection with our repositioning of our legacy wholesale roaming operations in our US Telecom segment, we recorded a $0.4 million restructuring charge during the three months ended June 30, 2023 primarily related to the decommissioning of certain cell sites.

 Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses decreased by $0.6 million, or 1.7%, to $35.6 million from $36.2 million for the three months ended June 30, 2024 and 2023, respectively.  The net decrease in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $2.2 million, or 15.6%, to $16.3 million from $14.1 million, for three months ended June 30, 2024 and 2023, respectively. Increases were incurred in all of our international markets as a result of recent capital expenditures used to expand and upgrade our network operations.

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $2.2 million, or 10.3%, to $19.2 million from $21.4 million, for the three months ended June 30, 2024 and 2023, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $0.6 million to a nominal amount from $0.7 million, for the three months ended June 30, 2024 and 2023, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

We expect depreciation and amortization expenses to increase in our International Telecom segment as a result of recent capital expenditures and decrease within our US Telecom segments as some of our tangible and intangible assets we acquired are now fully depreciated.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions include the amortization of customer relationships and trade names related to our completed acquisitions.

Amortization of intangibles from acquisitions decreased by $1.2 million to $1.9 million from $3.1 million for the three months ended June 30, 2024 and 2023, respectively, as a result of certain intangible assets becoming fully amortized in recent periods.

We expect that amortization of intangibles from acquisitions will decrease as such costs continue to amortize.

Gain (loss) on disposition of assets. During the three months ended June 30, 2024, we recorded a gain on the disposition of assets of $15.9 million primarily relating to the sale of real estate in our International Telecom segment.

During the three months ended June 30, 2023, we recorded a loss on the disposition of long-lived assets of $0.4 million within our US Telecom segment.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances. Interest income was $0.1 million and a nominal amount for the three months ended June 30, 2024 and 2023, respectively.

Interest expense.   We incur interest expense on the 2023 CoBank Credit Facility, the Alaska Credit and Term Facilities, the FirstNet Receivables Credit Facility, the GTT Credit Facilities, the Sacred Wind Term Debt and the Viya Debt. In addition, interest expense includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense increased to $12.3 million from $10.4 million for the three months ended June 30, 2024 and 2023, respectively, as additional interest expense was incurred as a result of an increase in borrowings under our credit facilities and a year-over-year increase in the term SOFR rate on all floating-rate borrowings under those facilities.

Interest expense may increase in future periods as a result of additional borrowings or an increase in interest rates.

Other income (expense).   For the three months ended June 30, 2024, other income (expense) was $0.6 million of expense primarily related to expenses for certain employee benefit plans and losses on foreign currency transactions.

For the three months ended June 30, 2023, other income (expense) was $2.2 million of income primarily related to gains from our noncontrolling investments.

Income taxes. Our effective tax rate for the three months ended June 30, 2024 and 2023 was 1.8% and 88.5% respectively.

We recorded an income tax expense of $0.2 million in relation to a pretax income of $11.5 million for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2024 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $2.4 million expense associated with the gain on sale of land in a foreign jurisdiction, a $3.7 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration and a $0.8 million expense for interest on unrecognized tax positions.

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

Net income (loss) attributable to noncontrolling interests, net of tax.  Net income (loss) attributable to noncontrolling interests, net of tax reflected an allocation of $2.3 million of income and $1.4 million of losses generated by our less than wholly owned subsidiaries for the three months ended June 30, 2024 and 2023, respectively. Changes in net income (loss) attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income (loss) attributable to noncontrolling interests, net of tax increased by $3.1 million, or 155.0%, to an allocation of $5.1 million of income from an allocation of $2.0 million of income for the three months ended June 30, 2024 and 2023, respectively, largely as a result of the $15.9 million gain we recorded on the disposition of assets, primarily real estate, and increased profitability at certain less than wholly owned subsidiaries.

●	US Telecom. Within our US Telecom segment, net income (loss) attributable to noncontrolling interests, net of tax decreased by $0.7 million, or 20.0%, to an allocation of losses of $2.8 million from an allocation of losses of $3.5 million for the three months ended June 30, 2024 and 2023, respectively, as a result of decreased losses at our less than wholly owned subsidiaries within this segment.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was $9.0 million of income for the three months ended June 30, 2024 as compared to $0.8 million of income for the three months ended June 30, 2023.

On a per diluted share basis, net income was $0.50 per diluted share for the three months ended June 30, 2024 as compared to a loss of $0.03 per diluted share for the three months ended June 30, 2023. Such per share amounts were negatively impacted by accrued preferred dividends of $1.4 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively.

Selected Segment Financial Information

The following represents selected segment information for the six months ended June 30, 2024 and 2023 (in thousands):

For the Six Months Ended June 30, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$9,740	$141	$—	$9,881
Mobility - Consumer	43,108	1,465	—	44,573
Total Mobility	52,848	1,606	—	54,454
Fixed - Business	37,247	65,783	—	103,030
Fixed - Consumer	86,289	44,593	—	130,882
Total Fixed	123,536	110,376	—	233,912
Carrier Services	7,209	60,109	—	67,318
Other	1,863	1,086	—	2,949
Total Communication Services Revenue	185,456	173,177	—	358,633
Construction	—	2,406	—	2,406
Other
Managed Services	2,960	6,077	—	9,037
Total Other Revenue	2,960	6,077	—	9,037
Total Revenue	188,416	181,660	—	370,076

Operating income (loss)	44,090	1,482	(16,682)	28,890

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

For the Six Months Ended June 30, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$7,083	$286	$—	$7,369
Mobility - Consumer	45,880	1,850	—	47,730
Total Mobility	52,963	2,136	—	55,099
Fixed - Business	34,327	71,814	—	106,141
Fixed - Consumer	84,236	45,190	—	129,426
Total Fixed	118,563	117,004	—	235,567
Carrier Services	7,570	63,660	—	71,230
Other	848	139	—	987
Total Communication Services Revenue	179,944	182,939	—	362,883
Construction	—	1,610	—	1,610
Other
Managed Services	2,445	5,276	—	7,721
Total Other Revenue	2,445	5,276	—	7,721
Total Revenue	182,389	189,825	—	372,214

Operating income (loss)	28,377	(6,737)	(18,566)	3,074

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

A comparison of our segment results for the six months ended June 30, 2024, and 2023 is as follows:

International Telecom. Revenues within our International Telecom segment increased $6.0 million, or 3.3%, to $188.4 million from $182.4 million for the six months ended June 30, 2024 and 2023, respectively, primarily as a result of an increase in Fixed Revenues which increased $4.9 million, or 4.1%, to $123.5 million from $118.6 million for the six months ended June 30, 2024 and 2023, respectively. This increase in Fixed Revenues was primarily the result of network upgrades and expansions as well as improved customer care and marketing strategies which led to an increase in both business and consumer subscribers. In addition, an increase in the number of homes passed by high-speed data solutions allowed us to migrate legacy copper customers to more durable fiber services.

Operating expenses within our International Telecom segment decreased by $9.7 million, or 6.3%, to $144.3 million from $154.0 million for the six months ended June 30, 2024 and 2023, respectively.  The net decrease was the result of a $15.8 million gain on the disposition of long-lived assets, primarily real estate, and certain cost savings initiatives that commenced in previous periods partially offset by an increase in other operating expenses to support this segment’s revenue growth.

As a result, our International Telecom segment’s operating income increased $15.7 million, or 55.3%, to $44.1 million from $28.4 million for the six months ended June 30, 2024 and 2023, respectively.

US Telecom.  Revenue within our US Telecom segment decreased by $8.1 million, or 4.3%, to $181.7 million from $189.8 million for the six months ended June 30, 2024 and 2023, respectively, primarily as a result of the conclusion of the Emergency Connectivity Fund during the second quarter of 2024.

Operating expenses within our US Telecom segment decreased $16.3 million, or 8.3%, to $180.2 million from $196.5 million for the six months ended June 30, 2024 and 2023, respectively, as a result of certain cost savings initiatives that commenced in previous periods.

As a result of the above, our US Telecom segment’s operating income (loss) increased by $8.2 million to income of $1.5 million from a loss of $6.7 million for the six months ended June 30, 2024 and 2023, respectively.

The following represents a year over year discussion and analysis of our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)

REVENUE:
Communication services	$358,633	$362,883	$(4,250)	(1.2)%
Construction	2,406	1,610	796	49.4
Other	9,037	7,721	1,316	17.0
Total revenue	370,076	372,214	(2,138)	(0.6)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	156,527	156,759	(232)	(0.1)
Cost of construction revenue	2,382	1,604	778	48.5
Selling, general and administrative	118,979	123,262	(4,283)	(3.5)
Stock-based compensation	4,690	4,517	173	3.8
Transaction-related charges	19	451	(432)	(95.8)
Restructuring charges	1,190	3,257	(2,067)	(63.5)
Depreciation and amortization	69,897	72,621	(2,724)	(3.8)
Amortization of intangibles from acquisitions	3,924	6,391	(2,467)	(38.6)
(Gain) loss on disposition of long-lived assets	(16,422)	278	(16,700)	(6,007.2)
Total operating expenses	341,186	369,140	(27,954)	(7.6)
Income (loss) from operations	28,890	3,074	25,816	839.8
OTHER INCOME (EXPENSE):
Interest income	586	227	359	158.1
Interest expense	(23,857)	(19,256)	(4,601)	23.9
Other income	(406)	2,411	(2,817)	(116.8)
Other expense, net	(23,677)	(16,618)	(7,059)	42.5
INCOME (LOSS) BEFORE INCOME TAXES	5,213	(13,544)	18,757	(138.5)
Income tax expense (benefit)	1,822	(5,827)	7,649	(131.3)
NET INCOME (LOSS)	3,391	(7,717)	11,108	(143.9)
Net (income) loss attributable to noncontrolling interests, net of tax:	(701)	2,599	(3,300)	(127.0)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$2,690	$(5,118)	$7,808	(152.6)%

Communications Services Revenue

Mobility Revenue. Mobility revenue decreased by $0.6 million, or 1.1%, to $54.5 million for the six months ended June 30, 2024 from $55.1 million for the six months ended June 30, 2023. Mobility revenue from consumer customers decreased by $3.1 million partially offset by an increase in Mobility revenue from business customers of $2.5 million.

The net decrease in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue decreased by $0.1 million, or 0.2%, to $52.8 million for the six months ended June 30, 2024 from $52.9 million for the six months ended June 30, 2023. This decrease was primarily related to a decrease in the demand for voice services partially offset by an increase in the demand for data services. Mobility revenue from consumer customers decreased $2.8 million partially offset by an increase in Mobility revenue from business customers of $2.7 million.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $0.5 million, or 23.8%, to $1.6 million from $2.1 million for the six months ended June 30, 2024 and 2023, respectively. Substantially all of the decrease related to a decrease in revenue from consumers within our retail operations due to a reduction in subscribers as we continue to put more emphasis on other revenue sources within this segment.

Fixed Revenue. Fixed revenue decreased by $1.7 million, or 0.7%, to $233.9 million from $235.6 million for the six months ended June 30, 2024 and 2023, respectively. Revenue from business customers decreased by $3.1 million, partially offset by an increase in revenue from consumer customers of $1.5 million. The increase in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue increased by $4.9 million, or 4.1%, to $123.5 million from $118.6 million for the six months ended June 30, 2024 and 2023, respectively. Of this increase, $2.9 million and $2.0 million relate to increases in revenue from business and consumer customers, respectively. This increase was a result of network upgrades and expansions which led to an increase in subscribers and the number of homes passed by high-speed data solutions which allowed us to migrate legacy copper customers to more durable and higher revenue generating fiber services.

●	US Telecom. Fixed revenue within our US Telecom segment decreased by $6.6 million, or 5.6%, to $110.4 million from $117.0 million for the three months ended June 30, 2024 and 2023, respectively. Revenue from business and consumer customers decreased by $6.0 million and $0.6 million, respectively, primarily as a result of the expiration of the Emergency Connectivity Fund during the second quarter of 2024.

Carrier Services Revenue. Carrier Services revenue decreased by $3.9 million, or 5.5%, to $67.3 million from $71.2 million for the six months ended June 30, 2024 and 2023, respectively. The decrease, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue decreased by $0.4 million, or 5.3%, to $7.2 million, from $7.6 million for the three months ended June 30, 2024 and 2023, respectively, primarily as a result of a decrease in roaming revenues in some of our international markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $3.6 million, or 5.7%, to $60.1 million from $63.7 million, for the six months ended June 30, 2024 and 2023, respectively, as a result of the transition of legacy roaming arrangements to carrier service management contracts.

Other Communications Services Revenue. Other Communications Services revenue increased by $1.9 million to $2.9 million from $1.0 million for the six months ended June 30, 2024 and 2023, respectively, primarily as a result of non-recurring project-related revenue being recognized within our International Telecom and US Telecom segments, respectively, during the six months ended June 30, 2024.

Construction Revenue

During the six months ended June 30, 2024 and 2023, Construction revenue increased to $2.4 million from $1.6 million, respectively, as a result of an increase in the number of sites completed during 2024 as compared to 2023.

Other Revenue

Managed Services Revenue. Managed Services revenue increased $1.3 million, or 16.9%, to $9.0 million from $7.7 million during the six months ended June 30, 2024 and 2023, respectively. The net increase in Managed Services revenue, within our segments, consisted of the following:

Within our International Telecom segment, Managed Services revenue increased $0.6 million, or 25.0%, to $3.0 million from $2.4 million for the six months ended June 30, 2024 and 2023, respectively, as a result of our continued efforts to sell Managed Services solutions across all of our international markets.

Within our US Telecom segment, Managed Services revenue increased $0.8 million, or 15.1%, to $6.1 million from $5.3 million for the six months ended June 30, 2024 and 2023, respectively, as a result of our continued efforts to sell Managed Services solutions to all of our US markets.

Operating Expenses

Cost of communication services and other. Cost of communication services and other decreased by $0.3 million, or 0.2%, to $156.5 million from $156.8 million for the six months ended June 30, 2024 and 2023, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other decreased $0.7 million, or 1.0%, to $68.0 million from $68.7 million for the six months ended June 30, 2024 and 2023. This segment incurred a decrease in its cost of communication services and other expenses as a result of the impact of certain cost savings initiatives that commenced in previous periods partially offset by an increase in these costs to support this segment’s revenue growth.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $0.4 million, or 0.5%, to $88.7 million from $88.3 million for the six months ended June 30, 2024 and 2023, respectively. Such increase was primarily related to increases in transport costs as well as costs associated with the increase in project-related revenues. These increases, however, were partially offset by the beneficial impact of certain cost savings initiatives that commenced during previous periods as well as a reduction in the costs associated with the Emergency Connectivity Fund which was terminated during the second quarter of 2024.

Cost of construction revenue. During the six months ended June 30, 2024 and 2023, cost of construction revenue increased to $2.4 million from $1.6 million as a result of an increase in the number of sites completed during 2024 as compared to 2023.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $4.3 million, or 3.5%, to $119.0 million from $123.3 million during the six months ended June 30, 2024 and 2023, respectively. The changes in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $1.8 million, or 3.2%, to $57.9 million from $56.1 million for the six months ended June 30, 2024 and 2023, respectively. This increase was primarily as a result of an increase in our sales and marketing costs needed to support the expansion of our subscriber base partially offset by the beneficial impact of certain cost savings initiatives that commenced in previous periods.

●	US Telecom. Selling, general and administrative expenses decreased within our US Telecom segment by $6.4 million, or 11.8%, to $47.9 million from $54.3 million, for the six months ended June 30, 2024 and 2023, respectively. This decrease was primarily related to certain cost savings initiatives that commenced in previous periods.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $0.2 million, or 1.6%, to $13.1 million from $12.9 million, for the six months ended June 30, 2024 and 2023, respectively, primarily related to an increase in professional fees.

Stock-based compensation. Stock-based compensation for the six months ended June 30, 2024 and 2023 was $4.7 million and $4.5 million, respectively.

Transaction-related charges.  We incurred a nominal amount of transaction-related charges during the six months ended June 30, 2024 and $0.5 million during the six months ended June 30, 2023.

Restructuring expenses. In order to reduce costs to improve our cost structures and profitability, we incurred certain reduction in force costs totaling $1.2 million within our International Telecom segment during the six months ended June 30, 2024.

 In connection with our repositioning of our legacy wholesale roaming operations in our US Telecom segment, we recorded a $3.3 million restructuring charge during the six months ended June 30, 2023 primarily related to the decommissioning of certain cell sites.

 Depreciation and amortization expenses.  Depreciation and amortization expenses decreased by $2.7 million, or 3.7%, to $69.9 million from $72.6 million for the six months ended June 30, 2024 and 2023, respectively.  The net decrease in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $4.1 million, or 14.5%, to $32.4 million from $28.3 million, for six months ended June 30, 2024 and 2023, respectively. Increases were incurred in all of our international markets as a result of recent capital expenditures used to expand and upgrade our network operations.

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $5.5 million, or 12.8%, to $37.4 million from $42.9 million, for the six months ended June 30, 2024 and 2023, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $1.3 million to $0.1 million from $1.4 million, for the six months ended June 30, 2024 and 2023, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions decreased by $2.5 million to $3.9 million from $6.4 million for the six months ended June 30, 2024 and 2023, respectively, as a result of certain intangible assets becoming fully amortized in recent periods.

Gain on disposition of assets. During the six months ended June 30, 2024, we recorded a gain on the disposition of assets of $16.4 million. This gain is comprised primarily of a $15.9 million gain related to the sale of real estate within our International Telecom segment and a $0.5 million gain pertaining to the previously completed disposition of our renewable energy assets.

During the six months ended June 30, 2023, we recorded a loss on the disposition of long-lived assets of $0.3 million within our US Telecom segment.

Interest income. Interest income was $0.6 million and a nominal amount for the six months ended June 30, 2024 and 2023, respectively.

Interest expense. Interest expense increased to $23.9 million from $19.3 million for the six months ended June 30, 2024 and 2023, respectively, as additional interest expense was incurred as a result of an increase in borrowings under our credit facilities and a year-over-year increase in the term SOFR rate on all floating-rate borrowings under those facilities.

Other income (expense).   For the six months ended June 30, 2024, other income (expense) was $0.4 million of expense primarily related to certain employee benefit plans and by losses on foreign currency transactions.

For the six months ended June 30, 2023, other income (expenses) was $2.4 million of income primarily related to gains from our noncontrolling investments.

Income taxes. Our effective tax rate for the six months ended June 30, 2024 and 2023 was 35.0% and 43.0%, respectively.

We recorded an income tax expense of $1.8 million in relation to a pretax income of $5.2 million for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2024 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $2.4 million expense associated with the gain on sale of land in a foreign jurisdiction, a $3.7 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, a $1.5 million expense to record an unrecognized tax position for the current year, and a $1.5 million expense for interest on unrecognized tax positions.

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

Net income (loss) attributable to noncontrolling interests, net of tax.  Net income (loss) attributable to noncontrolling interests, net of tax reflected an allocation of $0.7 million of income and $2.6 million of losses generated by our less than wholly owned subsidiaries for the six months ended June 30, 2024 and 2023, respectively. Changes in net income (loss) attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income (loss) attributable to noncontrolling interests, net of tax increased by $2.7 million, or 69.2%, to an allocation of $6.6 million of income from an allocation of $3.9 million of income for the six months ended June 30, 2024 and 2023, respectively, largely as a result of the $15.9 million gain we recorded on the disposition of assets, primarily real estate, and increased profitability at certain less than wholly owned subsidiaries.

●	US Telecom. Within our US Telecom segment, net income (loss) attributable to noncontrolling interests, net of tax decreased by $0.6 million, or 9.2%, to an allocation of losses of $5.9 million from an allocation of losses of $6.5 million for the six months ended June 30, 2024 and 2023, respectively, as a result of decreased losses at our less than wholly owned subsidiaries within this segment.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was $2.7 million of income for the six months ended June 30, 2024 as compared to $5.1 million of loss for the six months ended June 30, 2023.

On a per diluted share basis, net income was break even per diluted share for the six months ended June 30, 2024 as compared to a loss of $0.48 per diluted share for the six months ended June 30, 2023. Such per share amounts were negatively impacted by accrued preferred dividends of $2.7 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For discussion of ongoing proceedings, see Note 13 to the Consolidated Financial Statements in this Report.

Liquidity and Capital Resources

Historically, we have met our operational liquidity needs and have funded our capital expenditures and acquisitions through a combination of cash-on-hand, internally generated funds, borrowings under our credit facilities, proceeds from dispositions, and seller financings. We believe our current cash, cash equivalents, short term investments and availability under our current credit facilities will be sufficient to meet our cash needs for at least the next twelve months for working capital needs and capital expenditures.

Total liquidity.  As of June 30, 2024, we had approximately $73.3 million in cash, cash equivalents, and restricted cash. Of this amount, $30.1 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $540.8 million of debt, net of unamortized deferred financing costs, as of June 30, 2024. How and when we deploy our balance sheet capacity, including the availability under our various credit facilities (as further described below), will figure prominently in our longer-term growth prospects and stockholder returns.

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

Cash used in investing activities. Cash used in investing activities decreased by $48.8 million to $46.8 million from $95.6 million for the six months ended June 30, 2024 and 2023, respectively. This year-over-year decrease was the result of an increase in the reimbursements of capital expenditures of $43.1 million and $17.9 million in proceeds from the sale of certain assets within our International Telecom segment which was completed during 2024. These amounts were partially offset by an increase in capital expenditures, including reimbursable amounts, of $11.6 million.

Cash provided by (used in) financing activities. Cash provided by (used in) financing activities was $0.5 million of cash used in financing activities during the six months ended June 30, 2024 and $42.8 million of cash provided by financing activities during the six months ended June 30, 2023. The change of $43.3 million was primarily the result of a reduction in borrowings, net of repayments, of $38.0 million, and increase in cash used to repurchase our common stock (including shares repurchased from employees and directors to satisfy certain tax withholding obligations) of $3.7 million and an increase in cash used for the payment of dividends to our common stockholders of $0.8 million.

Working Capital.  Historically, we have internally funded our working capital needs. Pursuant to the FirstNet Agreement, AT&T has the option to repay construction costs, with interest, over an eight-year period. To fund the working capital needs created by AT&T’s option to extend its payment terms, we completed the Receivables Credit Facility, as discussed below, on March 26, 2020.

For the six months ended June 30, 2024 and 2023, we spent approximately $108.0 million and $96.4 million, respectively, on capital expenditures relating to our telecommunications networks and business support systems of which $46.2 million and $7.0 million, respectively, are reimbursable under various government programs. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Six months ended June 30,	Telecom	Telecom	Other (1)	Consolidated
2024	$28,951	$77,498	$1,579	$108,028
2023	38,906	57,531	—	96,437
(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

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

Dividends.   For the six months ended June 30, 2024, our Board of Directors declared $7.3 million of dividends to our stockholders which includes a $0.24 per share dividend declared on June 20, 2024 and paid on July 10, 2024. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. On December 14, 2023, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”). As of June 30, 2024, we had $15.0 million available to repurchase shares of our common stock under the 2023 Repurchase Plan. We repurchased $10.0 million and $6.8 million of our common stock during the six months ended June 30, 2024 and 2023, respectively.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $58.4 million for the six months ended June 30, 2024 as compared to $60.3 million for the six months ended June 30, 2023.  The decrease of $1.9 million was primarily related to an increase in net income of $11.1 million offset by an increase in gain on the sale of certain assets within our International Telecom segment of $16.7 million and a change in working capital.

2023 CoBank Credit Facility

On July 13, 2023, we, along with certain of our subsidiaries as guarantors, entered into a new Credit Agreement with CoBank, ACB and a syndicate of other lenders (as may be amended from time to time, the “2023 CoBank Credit Facility”). On July 10, 2024, we amended our credit facility to add certain subsidiaries as guarantors and to provide further flexibility to take on certain grant and government program obligations. The amendment to the 2023 CoBank Credit Facility is filed herewith as Exhibit 10.1.

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

We capitalized $4.3 million of fees associated with the 2023 CoBank Credit Facility which are being amortized over the life of the debt and $3.5 million were unamortized as of June 30, 2024.

We had $127.6 million outstanding under the 2023 CoBank Term Loan as of June 30, 2024. Under the 2023 CoBank Revolving Loan, we had $58.6 million outstanding and $111.4 million of availability as of June 30, 2024. We were in compliance with all financial covenants as of June 30, 2024.

In October 2023, we entered into a two year, forward starting 1-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, has a fixed SOFR rate of 4.896% and matures on November 13, 2025. The swap agreement had a fair value of $(0.1) million and $(0.5) million as of June 30, 2024 and December 31, 2023, respectively.

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

Letter of Credit Facility

On November 14, 2022, we entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of us and our subsidiaries. As of June 30, 2024, $30.9 million of Standby Letters of Credit had been issued under this agreement.

Alaska Credit Facility

On December 23, 2022, Alaska Communications entered into a Credit Agreement (the “Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a Revolving Credit Commitment of $75.0 million (the “Alaska Revolving Facility”) and Term Loan Commitment of $230.0 million (the “Alaska Term Loan”).

As of June 30, 2024, Alaska Communications had drawn $49.5 million on the Alaska Revolving Facility and had $25.5 million available to draw. The Alaska Term Loan balance was $225.7 million and principal payments commenced in the fourth quarter of 2023. Both facilities mature on July 22, 2026.

Alaska Communications capitalized $7.3 million of fees associated with the Alaska Credit Facility which are being amortized over the life of the debt and $3.1 million were unamortized as of June 30, 2024.

The Alaska Credit Facility also provides for incremental facilities up to an aggregate principal amount of the greater of $70.0 million and Alaska Communications’ trailing twelve-month Consolidated EBITDA (as defined in the Alaska Credit Facility).

The key terms and conditions of the Alaska Credit Facility include the following:

●	Amounts outstanding bear an interest rate of the forward-looking SOFR rate with a one-month interest period, plus the SOFR Spread Adjustment of 10 basis points, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or an alternate base rate may be selected at a margin that is 1% lower than the counterpart SOFR margin;

●	Principal repayments are due quarterly and commenced in the fourth quarter of 2023 in amounts as follows: from the fourth quarter of 2023 through the third quarter of 2024, $1.4 million; and from the fourth quarter of 2024 through the third quarter of 2026, $2.9 million. The remaining unpaid balance is due on the final maturity date;

●	Alaska Communications is required to maintain financial ratios as defined in the Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1, stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1. In addition to these financial ratios, Alaska Communications is subject to customary representations, warranties and covenants, including limitations on additional indebtedness, liens, consolidations, mergers, assets sales, advances, investments and loans, transactions with affiliates, sale and leaseback transactions, subordinated indebtedness, and changes in the nature of its business; and

●	The Alaska Credit Facility is non-recourse to us and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

In November 2023, Alaska Communications entered into two forward starting 1-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200.0 million, with fixed SOFR rates of 4.8695% and 4.8980% and both agreements mature on June 30, 2025. The swap agreements had a fair value of $0.1 million and $(1.2) million as of June 30, 2024 and December 31, 2023, respectively.

Alaska Term Facility

On June 15, 2022, Alaska Communications Systems Holdings, the parent company of Alaska Communications, entered into a secured lending arrangement with Bristol Bay Industrial, LLC (the “Alaska Term Facility”).

The Alaska Term Facility provided for a secured delayed draw term loan in an aggregate principal amount of up to $7.5 million and the proceeds were used to pay certain invoices from a contractor for work performed in connection with a fiber build. Interest on the Alaska Term Facility accrued at a fixed rate of 4.0% and scheduled quarterly payments of principal commenced on March 31, 2023. The Alaska Term Facility was repaid in full during the three months ended June 30, 2024.

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

As of June 30, 2024, Commnet Wireless had $46.5 million outstanding, of which $7.7 million was classified as being current on our balance sheet, and $11.3 million of availability under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.4 million were unamortized as of June 30, 2024.

GTT Credit Facilities

On October 12, 2022, GTT received approval from Republic Bank (Guyana) Limited for a $2.9 million term facility and a $5.7 million overdraft facility (the “GTT Credit Facilities”).

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

As of June 30, 2024, there were no outstanding amounts under the GTT Credit Facilities.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2021. Sacred Wind submitted a corrective action plan to comply with the financial covenant as of December 31, 2025. On May 5, 2022, Sacred Wind’s corrective action plan was accepted by the RUS. As of June 30, 2024, we were in compliance with that corrective action plan.

As of June 30, 2024, $26.6 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.3 million was current and $23.3 million was long term.

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

As of June 30, 2024, $60.0 million of the Viya Debt remained outstanding and $0.2 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually, and we were in compliance with the Net Leverage Ratio as of December 31, 2023.

Debt Maturity

The table below summarizes the annual maturities of our debt instruments (amounts in thousands):

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other	Debt	Credit Facility
July 1, 2024 through December 31, 2024	$6,050	$—	$1,625	$7,675	$3,786
Year ending December 31, 2025	14,969	—	4,875	19,844	7,833
Year ending December 31, 2026	262,969	60,000	8,125	331,094	8,195
Year ending December 31, 2027	3,723	—	9,750	13,473	8,576
Year ending December 31, 2028	3,858	—	68,370	72,228	8,978
Thereafter	10,192	—	93,438	103,630	9,160
Total	301,761	60,000	186,183	547,944	46,528
Debt Discounts	(3,386)	(199)	(3,524)	(7,109)	(427)
Book Value as of June 30, 2024	$298,375	$59,801	$182,659	$540,835	$46,101

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

In addition, the 2023 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2024, we were in compliance with all of the financial covenants of the 2023 CoBank Credit Facility.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During each of the three months ended June 30, 2024 and 2023, we recorded $0.3 million and $0.4 million, respectively, in losses on foreign currency transactions. During each of the six months ended June 30,

2024 and 2023, we recorded $0.5 million and $0.6 million, respectively, in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

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

Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income on our consolidated statements of operations.

Employee Benefit Plans. We sponsor pension and other postretirement benefit plans for employees of certain subsidiaries.  Net periodic pension expense is recognized in our consolidated statements of operations. We recognize a pension or other postretirement plan’s funded status as either an asset or liability in our consolidated balance sheets.  Actuarial gains and losses are reported as a component of other comprehensive income and amortized through other income in subsequent periods.

Interest Rate Sensitivity. As of June 30, 2024, we had $211.4 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 100-basis-point change in the interest rates on our variable rate debt would result in a $2.1 million change in our annual interest expense.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loans within our credit facilities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On December 14, 2023, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”).  We have $15.0 million available to be repurchased under the 2023 Repurchase Plan as of June 30, 2024.

The following table reflects the repurchases by us of our common stock during the quarter ended June 30, 2024:

					(d)
					Maximum
					Number (or
				(c)	Approximate
			(b)	Total Number of	Dollar Value) of
	(a)		Average	Shares Purchased	Shares that May
	Total Number		Price	as Part of Publicly	be Purchased
	of Shares		Paid per	Announced Plans	Under the Plans or
Period	Purchased		Share	or Programs	Programs
April 1, 2024 — April 30, 2024	92,102		$25.11	92,102	$22,566,380
May 1, 2024 — May 31, 2024	327,190	(1)	23.13	327,167	15,000,007
June 1, 2024 — June 30, 2024	1,667	(1)	21.55	—	15,000,007

(1)	Includes 23 shares purchased on May 3, 2024 and 1,667 shares purchased on June 18, 2024 from our executive officers, other employees and directors who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the 2023 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

While the Company does allow for its officers and directors to enter into trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1 with the Company’s prior approval, during the quarter ended June 30, 2024, none of the Company's directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits:

10.1*

Joinder, Consent, First Amendment and Reaffirmation Agreement, dated July 10, 2024, among ATN International, Inc as Borrower, SWC Telesolutions, Inc., ATN International Telecom Group, LLC, CoBank, ACB, as Administrative Agent, Fifth Third Bank, N.A., MUFG Bank, Ltd. and the Guarantors party thereto.

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

ATN International, Inc.

Date: August 9, 2024	/s/ Brad W. Martin
Brad W. Martin
Chief Executive Officer

Date: August 9, 2024	/s/ Carlos R. Doglioli
Carlos R. Doglioli
Chief Financial Officer