Form 10-Q
period 2024-09-30
ATN International, Inc.
filed 2024-11-12
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, the registrant had outstanding 15,114,216 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended September 30, 2024

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$100,689	$49,225
Restricted cash	16,075	12,942
Short-term investments	310	300
Accounts receivable, net of allowances for credit losses of $15.3 million and $16.4 million, respectively	88,706	88,030
Replace and remove program receivable	35,622	50,586
Customer receivable	7,924	7,249
Inventory, materials and supplies	15,815	19,133
Prepayments and other current assets	60,465	53,807
Total current assets	325,606	281,272

Fixed Assets, net	1,049,002	1,080,659
Telecommunication licenses, net	113,319	113,319
Goodwill	4,835	40,104
Intangible assets, net	13,889	19,585
Operating lease right-of-use assets	99,231	99,335
Customer receivable - long term	41,925	45,676
Other assets	103,574	103,764
Total assets	$1,751,381	$1,783,714
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$7,413	$24,290
Current portion of customer receivable credit facility	7,935	7,110
Accounts payable and accrued liabilities	175,741	182,069
Dividends payable	3,627	3,701
Accrued taxes	10,685	10,876
Current portion of lease liabilities	15,310	15,164
Advance payments and deposits	47,719	49,984
Total current liabilities	268,430	293,194
Deferred income taxes	1,878	19,775
Lease liabilities, excluding current portion	77,033	76,936
Deferred revenue, long-term	57,088	64,035
Other liabilities	77,979	74,531
Customer receivable credit facility, net of current portion	38,274	38,943
Long-term debt, excluding current portion	561,493	492,580
Total liabilities	1,082,175	1,059,994
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	64,248	60,094
Common redeemable noncontrolling interests	10,835	25,823
Total redeemable noncontrolling interests	75,083	85,917
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,879,110 and 17,702,476 shares issued, respectively, 15,114,216 and 15,421,481 shares outstanding, respectively	173	173
Treasury stock, at cost; 2,764,894 and 2,280,995 shares, respectively	(102,379)	(90,447)
Additional paid-in capital	211,401	205,797
Retained earnings	373,022	417,282
Accumulated other comprehensive income	8,578	8,268
Total ATN International, Inc. stockholders’ equity	490,795	541,073
Noncontrolling interests	103,328	96,730
Total equity	594,123	637,803
Total liabilities, redeemable noncontrolling interests and equity	$1,751,381	$1,783,714

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
REVENUE:
Communication services	$174,422	$184,601	$533,055	$547,484
Construction	203	2,038	2,609	3,648
Other	3,826	4,397	12,863	12,118
Total revenue	178,451	191,036	548,527	563,250
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	78,973	80,367	235,499	237,125
Cost of construction revenue	205	2,031	2,588	3,635
Selling, general and administrative	53,601	60,792	172,580	184,055
Stock-based compensation	1,831	1,956	6,521	6,473
Transaction-related charges	3,791	45	3,809	496
Restructuring and reorganization expenses	2,345	1,383	3,535	4,640
Depreciation and amortization	37,299	34,370	107,196	106,991
Amortization of intangibles from acquisitions	1,991	3,124	5,916	9,514
(Gain) loss on disposition of assets and transfers	1,504	132	(14,919)	410
Goodwill impairment	35,269	—	35,269	—
Total operating expenses	216,809	184,200	557,994	553,339
Income from operations	(38,358)	6,836	(9,467)	9,911
OTHER INCOME (EXPENSE)
Interest income	212	136	799	362
Interest expense	(12,695)	(11,445)	(36,552)	(30,700)
Other income (expense)	(645)	213	(1,052)	2,623
Other (expense)	(13,128)	(11,096)	(36,805)	(27,715)
LOSS BEFORE INCOME TAXES	(51,486)	(4,260)	(46,272)	(17,804)
Income tax benefit	(12,035)	(542)	(10,213)	(6,369)
NET LOSS	(39,451)	(3,718)	(36,059)	(11,435)
Net loss attributable to noncontrolling interests, net of tax (benefit) expense of $(0.9) million, $(0.6) million, $(1.0) million and $(1.8) million respectively	6,760	134	6,059	2,733
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(32,691)	$(3,584)	$(30,000)	$(8,702)
NET LOSS PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(2.26)	$(0.31)	$(2.24)	$(0.80)
Diluted	$(2.26)	$(0.31)	$(2.24)	$(0.80)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,114	15,601	15,268	15,666
Diluted	15,114	15,601	15,268	15,666
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.24	$0.21	$0.72	$0.63

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

(In Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(39,451)	$(3,718)	$(36,059)	$(11,435)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	229
Reclassification of foreign currency losses on investment	—	1,349	—	1,349
Reclassification of loss on pension settlement, net of $(0.2) million of tax	—	—	—	195
Unrealized gain (loss) on derivatives, net of tax expense of $0.5 million and $(0.1) million	(1,412)	—	310	—
Other comprehensive income (loss), net of tax	(1,412)	1,349	310	1,773
Comprehensive loss	(40,863)	(2,369)	(35,749)	(9,662)
Less: Comprehensive loss attributable to noncontrolling interests	6,760	134	6,059	2,733
Comprehensive loss attributable to ATN International, Inc.	$(34,103)	$(2,235)	$(29,689)	$(6,929)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, June 30, 2024	$173	$(102,379)	$209,944	$409,043	$9,990	$526,771	$101,994	$628,765
Excise tax paid on shares repurchased	—	—	(115)	—	—	(115)	—	(115)
Stock-based compensation	—	—	1,572	—	—	1,572	259	1,831
Dividends declared on common stock ($0.24 per common share)	—	—	—	(3,628)	—	(3,628)	(110)	(3,738)
Accrued dividend - redeemable preferred units	—	—	—	(1,426)	—	(1,426)	—	(1,426)
Deemed dividend - redeemable common units	—	—	—	1,724	—	1,724	7,945	9,669
Comprehensive income:
Net income	—	—	—	(32,691)	—	(32,691)	(6,760)	(39,451)
Other comprehensive income	—	—	—	—	(1,412)	(1,412)	—	(1,412)
Total comprehensive income	—	—	—	(32,691)	(1,412)	(34,103)	(6,760)	(40,863)
Balance, September 30, 2024	$173	$(102,379)	$211,401	$373,022	$8,578	$490,795	$103,328	$594,123

Balance, June 30, 2023	$173	$(82,086)	$202,623	$429,909	$6,634	$557,253	$97,723	$654,976
Purchase of 141,923 shares of common stock	—	(4,891)	—	—	—	(4,891)	—	(4,891)
Stock-based compensation	—	—	1,802	—	—	1,802	154	1,956
Dividends declared on common stock ($0.21 per common share)	—	—	—	(3,260)	—	(3,260)	—	(3,260)
Repurchase of noncontrolling interests	—	—	—	—	—	—	4	4
Accrued dividend - redeemable preferred units	—	—	—	(1,303)	—	(1,303)	—	(1,303)
Deemed dividend - redeemable common units	—	—	—	(1,612)	—	(1,612)	1,612	—
Comprehensive income:
Net income (loss)	—	—	—	(3,584)	—	(3,584)	(134)	(3,718)
Other comprehensive loss	—	—	—	—	1,349	1,349	—	1,349
Total comprehensive income (loss)	—	—	—	(3,584)	1,349	(2,235)	(134)	(2,369)
Balance, September 30, 2023	$173	$(86,977)	$204,425	$420,150	$7,983	$545,754	$99,359	$645,113

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2023	$173	$(90,447)	$205,797	$417,282	$8,268	$541,073	$96,730	$637,803
Purchase of 483,899 shares of common stock	—	(11,932)	(115)	—	—	(12,047)	—	(12,047)
Stock-based compensation	—	—	5,719	—	—	5,719	802	6,521
Dividends declared on common stock ($0.72 per common share)	—	—	—	(10,973)	—	(10,973)	(2,266)	(13,239)
Accrued dividend - redeemable preferred units	—	—	—	(4,154)	—	(4,154)	—	(4,154)
Deemed dividend - redeemable common units	—	—	—	867	—	867	14,121	14,988
Comprehensive income:
Net income	—	—	—	(30,000)	—	(30,000)	(6,059)	(36,059)
Other comprehensive income	—	—	—	—	310	310	—	310
Total comprehensive income	—	—	—	(30,000)	310	(29,690)	(6,059)	(35,749)
Balance, September 30, 2024	$173	$(102,379)	$211,401	$373,022	$8,578	$490,795	$103,328	$594,123

Balance, December 31, 2022	$173	$(73,825)	$198,449	$449,806	$6,210	$580,813	$96,016	$676,829
Purchase of 359,620 shares of common stock	—	(13,152)	—	—	—	(13,152)	—	(13,152)
Stock-based compensation	—	—	6,057	—	—	6,057	416	6,473
Dividends declared on common stock ($0.63 per common share)	—	—	—	(9,864)	—	(9,864)	(1,447)	(11,311)
Repurchase of noncontrolling interests	—	—	(81)	—	—	(81)	(681)	(762)
Accrued dividend - redeemable preferred units	—	—	—	(3,593)	—	(3,593)	—	(3,593)
Deemed dividend - redeemable common units	—	—	—	(7,497)	—	(7,497)	7,788	291
Comprehensive income:
Net loss	—	—	—	(8,702)	—	(8,702)	(2,733)	(11,435)
Other comprehensive income	—	—	—	—	1,773	1,773	—	1,773
Total comprehensive income (loss)	—	—	—	(8,702)	1,773	(6,929)	(2,733)	(9,662)
Balance, September 30, 2023	$173	$(86,977)	$204,425	$420,150	$7,983	$545,754	$99,359	$645,113

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(36,059)	$(11,435)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	107,196	106,991
Amortization of intangibles from acquisitions	5,916	9,514
Provision for doubtful accounts	4,209	4,014
Amortization of debt issuance costs	1,915	1,806
(Gain) loss on disposition of assets and contingent consideration	(14,919)	410
Stock-based compensation	6,521	6,473
Deferred income taxes	(14,409)	(9,452)
Loss on pension settlement	—	369
Loss on extinguishment of debt	760	—
Gain on investments	(484)	(2,752)
Goodwill impairment	35,269	—
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable and replace and remove program receivable	8,958	(2,881)
Customer receivable	3,076	1,185
Prepaid income taxes	23	739
Accrued taxes	(3,187)	2,863
Materials and supplies, prepayments, and other current assets	(893)	424
Accounts payable and accrued liabilities and advance payments and deposits	(1,163)	(6,769)
Other assets	288	(4,683)
Other liabilities	(5,591)	(7,332)
Net cash provided by operating activities	97,426	89,484
Cash flows from investing activities:
Capital expenditures	(85,672)	(126,640)
Government capital programs
Amounts disbursed	(71,849)	(14,261)
Amounts received	72,531	16,065
(Purchases) and sales of strategic investments	790	(1,055)
Acquisition of business	—	1,314
Purchase of intangible assets	(573)	—
Purchase of investments - employee benefit plan	(55)	—
Proceeds from investments - employee benefit plan	560	—
Proceeds from sale of assets	17,910	—
Net cash used in investing activities	(66,358)	(124,577)
Cash flows from financing activities:
Dividends paid on common stock	(11,047)	(9,918)
Distributions to noncontrolling interests	(2,226)	(1,447)
Payment of debt issuance costs	(6,548)	(3,708)
Finance lease payments	(1,357)	(932)
Term loan - repayments	(239,430)	(3,532)
Term loan - borrowings	300,000	130,000
Revolving credit facility – borrowings	90,000	126,893
Revolving credit facility – repayments	(94,002)	(174,292)
Proceeds from customer receivable credit facility	5,740	4,300
Repayment of customer receivable credit facility	(5,669)	(4,998)
Purchases of common stock – stock- based compensation	(1,932)	(1,473)
Purchases of common stock – share repurchase plan	(10,000)	(11,679)
Repurchases of noncontrolling interests	—	(762)
Net cash (used in) provided by financing activities	23,529	48,452
Net change in cash, cash equivalents, and restricted cash	54,597	13,359
Total cash, cash equivalents, and restricted cash, beginning of period	62,167	59,728
Total cash, cash equivalents, and restricted cash, end of period	$116,764	$73,087
Supplemental cash flow information:
Interest paid	$34,757	$26,390
Taxes paid	$5,739	$2,765
Dividends declared, not paid	$3,627	$3,260
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses
Amounts accrued for reimbursable capital expenditures from government capital programs	$32,467	$25,244
Amounts accrued for non-reimbursable capital expenditures	$14,031	$19,107

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

The Company has developed significant operational expertise and resources that it uses to augment its capabilities in its local markets. With this support, the Company’s operating subsidiaries are able to improve their quality of service with greater economies of scale and expertise than would typically be available in the size markets they operate in. The Company provides management, technical, financial, regulatory, and marketing services to its operating subsidiaries and typically receives a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. The Company also actively evaluates investment opportunities and other strategic transactions, both domestic and international, and generally looks for those that it believes fit the Company’s profile of telecommunications businesses and have the potential to complement the Company’s “First-to-Fiber” and “Glass & Steel™” approach in markets while keeping a focus on generating excess operating cash flows over extended periods of time. The Company uses the cash generated from its operations to maintain an appropriate ratio of debt and cash on hand to fund growth, capital expenditures, return cash to its stockholders through dividends or stock repurchases, and make strategic investments or acquisitions.

For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Notes 1 and 13 to the Consolidated Financial Statements included in this Report.

As of September 30, 2024, the Company offered the following types of services to its customers:

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

Through September 30, 2024, the Company identified two operating segments to manage and review its operations and to facilitate investor presentations of its results. These two operating segments are as follows:

●	International Telecom. In the Company’s international markets, it offers fixed services, mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the United States, the Company offers fixed services, carrier services, and managed services to business customers and consumers in Alaska and the western United States. As of September 30, 2024, the Company provided mobility services to retail customers in the western United States.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served during the three months ended September 30, 2024:

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

In September 2024, the Company undertook a rebranding of its retail services in its International Telecom segment to “One Communications” in Guyana, and is scheduled to implement that brand in the Cayman Islands and U.S. Virgin Islands in the first half of 2025. The Company intends to utilize the GTT and Viya brands for legacy voice services in certain markets for a period of time.

For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Restructuring and reorganization expense

2023 Restructuring

In order to reduce the Company’s US Telecom and International Telecom segments’ cost structure, the Company has incurred certain network termination and reduction in force costs totaling $12.4 million during the restructuring program which began in the first quarter of 2023 and ended March 31, 2024. Of this amount, $1.2 million and $4.6 million were recorded during the nine months ended September 30, 2024 and 2023, respectively. A summary of the costs is below (in thousands):

	US	International
	Telecom	Telecom	Total
Employee termination benefits	$1,960	$4,681	$6,641
Contract termination costs	5,777	—	5,777
Total	$7,737	$4,681	$12,418

The charge is recorded in Restructuring and reorganization expenses on the Company’s Consolidated Statements of Operations. During the nine months ended September 30, 2024, the Company paid $5.7 million of the restructuring costs. In total, since the first quarter of 2023 and through September 30, 2024, the Company paid $11.4 million, recorded a gain of $0.3 million on lease termination, and $1.3 million of the restructuring costs remain accrued. In conjunction with the restructuring, the Company terminated certain leases and removed $5.6 million of lease right of use assets and $5.9 million of lease liabilities from its balance sheet.

2024 Reorganization

In our efforts to advance our cost management actions to drive higher operating margins, the Company initiated a corporate reorganization to reduce operating expenses. Under this initiative, the Company incurred $2.3 million of employee severance costs and termination costs during the three months ended September 30, 2024. Of this $2.3 million, $0.7 million was paid with the remaining $1.6 million being accrued for as of September 30, 2024.

Asset Dispositions and Transfers

During the nine months ended September 30, 2024, the Company’s International Telecom segment disposed of a non-core fixed asset of real property recording a gain of $15.7 million on the transaction. The Company received cash proceeds of $17.8 million which was offset by the asset’s book value of $0.5 million and $1.6 million of transaction costs.

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

Recent Accounting Pronouncements

In December 2023, the FASB released ASU 2023-09, titled "Enhancements to Income Tax Disclosures," with the aim of improving the clarity and usefulness of income tax disclosures. The update focuses primarily on enhancing disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 becomes effective for annual reporting periods starting after December 15, 2024, with early adoption permitted. While the changes prescribed by ASU 2023-09 are implemented prospectively, retrospective application is also allowed. The Company has chosen not to adopt this standard early and is currently assessing its potential impact on our consolidated financial statements and accompanying disclosures.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07), which requires that a public entity disclose, on an interim and annual basis, significant segment expense categories and amounts that are regularly provided to its chief operating decision maker (CODM) and included in each reported measure of segment profit or loss. An entity must also disclose, by reportable segment, the amount and composition of other expenses. The standard requires an entity to disclose the title and position of its CODM and explain how the CODM uses these reported measures in assessing segment performance and determining how to allocate resources. ASU 2023-07 will be effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 31, 2024, with retrospective application. The Company will adopt the standard on January 1, 2025 and is currently evaluating the disclosure impacts of adoption.

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statements Expenses (DISE)” (ASU 2024-03), which requires that a public entity provide additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with retrospective application. The standard allows early adoption of these requirements and the Company is currently evaluating the disclosure impacts of adoption.

3. REVENUE RECOGNITION AND RECEIVABLES

Revenue Accounted for in Accordance with Other Guidance

The Company records revenue in accordance with ASC 606 from contracts with customers and ASC 842 from lease agreements, as well as government grants. Lease revenue recognized under ASC 842 is disclosed in Note 4 and government grant revenue is disclosed in Note 8.

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the periods presented below (in thousands):

	Three months ended September 30, 2024			Three months ended September 30, 2023
	International	US		International	US
	Telecom	Telecom	Total	Telecom	Telecom	Total
Services transferred over time	$89,139	$69,856	$158,995	$87,657	$81,459	$169,116
Goods and services transferred at a point in time	3,591	2,016	5,607	4,752	4,111	8,863
Total revenue accounted for under ASC 606	$92,730	$71,872	$164,602	$92,409	$85,570	$177,979
Operating lease income	157	1,918	2,075	72	1,876	1,948
Government grant revenue (1)	1,394	10,380	11,774	1,397	9,712	11,109
Total revenue	$94,281	$84,170	$178,451	$93,878	$97,158	$191,036

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	International	US		International	US
	Telecom	Telecom	Total	Telecom	Telecom	Total
Services transferred over time	$267,970	$219,728	$487,698	$260,066	$242,862	$502,928
Goods and services transferred at a point in time	10,243	8,935	19,178	11,792	9,255	21,047
Total revenue accounted for under ASC 606	$278,213	$228,663	$506,876	$271,858	$252,117	$523,975
Operating lease income	304	5,989	6,293	217	5,593	5,810
Government grant revenue (1)	4,180	31,178	35,358	4,192	29,273	33,465
Total revenue	$282,697	$265,830	$548,527	$276,267	$286,983	$563,250

(1)	Revenue recognized from CAF II, USF and RDOF programs. Refer to Note 8.

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

Contract assets and liabilities consisted of the following (amounts in thousands):

	September 30, 2024	December 31, 2023	$ Change	% Change
Contract asset – current	$3,657	$3,616	$41	1.1%
Contract asset – noncurrent	4,846	5,509	(663)	(12.0)%
Contract liability – current	(30,319)	(30,990)	671	(2.2)%
Contract liability – noncurrent	(57,177)	(64,035)	6,858	(10.7)%
Net contract liability	$(78,993)	$(85,900)	$6,907	(8.0)%

The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and recognition of deferred revenue. During the nine months ended September 30, 2024, the Company recognized revenue of $26.2 million related to its December 31, 2023 contract liability and amortized $3.7 million of the December 31, 2023 contract asset to revenue.

Contract Acquisition Costs

The September 30, 2024 and December 31, 2023 balance sheets include contract acquisition costs of $10.9 million and $11.3 million, respectively, in other assets. During the three and nine months ended September 30, 2024, the Company amortized $1.7 million and $4.9 million, respectively, of contract acquisition costs. During the three and nine months ended September 30, 2023, the Company amortized $1.4 million and $4.1 million, respectively, of contract acquisition costs.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear Mobility and Fixed communication services contracts, Managed Services contracts, and the Company’s Carrier Services construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $605 million at September 30, 2024. The Company expects to satisfy approximately 41% of the remaining performance obligations and recognize the transaction price within 24 months and approximately $60 million annually from 2026 through 2031. The Company has elected the practical expedient to exclude revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, from the remaining performance obligation estimate.

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

Receivables

The Company records an estimate of future credit losses in conjunction with revenue transactions based on the information available including historical experience and management’s expectations of future conditions. Those estimates are updated as additional information becomes available. The Company’s allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.

The Company had gross accounts receivable of $104.0 million and an allowance for credit losses of $15.3 million as of September 30, 2024. In addition, the Company had receivables under the FirstNet Agreement totaling $49.8 million, of which $41.9 million was long-term. At December 31, 2023, the Company had gross accounts receivable of $104.4 million and an allowance for credit losses of $16.4 million and a receivable under the FirstNet Agreement totaling $52.9 million, of which $45.7 million was long-term. The Company monitors receivables through the use of historical operating data adjusted for the expectation of future performance as appropriate. Activity in the allowance for credit losses is below (in thousands):

	Nine months ended
	September 30, 2024	September 30, 2023

Balance at beginning of period	$16,362	$15,171
Current period provision for expected losses	4,209	4,014
Write-offs charged against the allowance	(5,511)	(3,017)
Recoveries collected	255	414
Balance at end of period	$15,315	$16,582

4. LEASES

Lessee Disclosure

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between three and 10 years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease cost:
Operating lease cost	$5,884	$5,975	$16,989	$17,719
Short-term lease cost	657	655	2,105	1,958
Variable lease cost	1,415	1,266	4,539	3,311
Total operating lease cost	$7,956	$7,896	$23,633	$22,988

Finance lease cost:
Amortization of right-of-use asset	$1,647	$735	$3,235	$2,239
Variable costs	170	211	538	641
Interest costs	87	103	287	265
Total finance lease cost	$1,904	$1,049	$4,060	$3,145

During the nine months ended September 30, 2024 and 2023, the Company paid $14.8 million and $14.6 million, respectively, for operating lease liabilities. During the nine months ended September 30, 2024 and 2023, the Company recorded $11.5 million and $15.8 million, respectively, of operating lease liabilities arising from right of use assets. During the nine months ended September 30, 2023, in conjunction with the restructuring activities the Company terminated certain leases and removed $5.6 million of lease right of use assets and $5.9 million of lease liabilities from its balance sheet, resulting in the recording of a gain of $0.3 million in the restructuring expense line of its statement of operations.

At September 30, 2024, finance leases with a cost of $32.3 million and accumulated amortization of $19.5 million were included in fixed assets, net. During the nine months ended September 30, 2024, the Company paid $1.4 million of financing cash flows and $0.3 million of operating cash flows for finance lease liabilities. During the nine months ended September 30, 2023, the Company paid $0.9 million of financing cash flows, $3.5 million of investing cash flows and $0.3 million of operating cash flows for finance lease liabilities. At September 30, 2024, finance leases had a lease liability of $4.8 million, of which $1.6 million was current.

At December 31, 2023, finance leases with a cost of $31.7 million and accumulated amortization of $16.4 million were included in fixed assets, net.

The weighted average remaining lease terms and discount rates as of September 30, 2024 and December 31, 2023 are noted in the table below:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term
Operating leases	12.6 years	13.3 years
Financing leases	4.8 years	9.2 years

Weighted-average discount rate
Operating leases	6.7%	6.3%
Financing leases	7.3%	6.6%

Maturities of lease liabilities as of September 30, 2024 were as follows (in thousands):

	Operating Leases	Financing Leases
2024 (excluding the nine months ended September 30, 2024)	$4,957	$543
2025	18,858	1,541
2026	15,023	721
2027	12,143	685
2028	9,273	554
Thereafter	84,025	2,145
Total lease payments	144,279	6,189
Less imputed interest	(56,694)	(1,431)
Total	$87,585	$4,758

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

	Operating Leases	Financing Leases
2024	$18,048	$2,030
2025	16,022	1,488
2026	11,755	601
2027	9,327	534
2028	7,807	505
Thereafter	80,637	2,145
Total lease payments	143,596	7,303
Less imputed interest	(57,133)	(1,662)
Total	$86,463	$5,641

As of September 30, 2024, the Company did not have any material operating or finance leases that have not yet commenced.

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its wireless cell sites and buildings. For the nine months ended September 30, 2024 and 2023, the Company recorded $6.3 million and $5.8 million, respectively, of lease income from agreements in which the Company is the lessor. For the three months ended September 30, 2024 and 2023, the Company recorded $2.1 million and $1.9 million, respectively, of lease income from agreements in which the Company is the lessor. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated (in thousands):

2024 (excluding the nine months ended September 30, 2024)	$1,837
2025	7,178
2026	6,848
2027	5,624
2028	5,228
Thereafter	13,568
Total future lease payments	$40,283

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

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes corporate obligations and non-exchange traded derivative contracts.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	September 30, 2024
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$310	$—	$—	$310
Employee benefit plan investments	2,800	—	—	2,800
Interest rate swap	—	(1,962)	—	(1,962)
Alaska Communications redeemable common units	—	—	—	—
Alloy redeemable common units (1)	—	—	(10,834)	(10,834)
Warrants on Alaska Communications redeemable common units	—	—	(249)	(249)
Total assets and liabilities measured at fair value	$3,110	$(1,962)	$(11,083)	$(9,935)

	December 31, 2023
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$300	$—	$—	$300
Other investments	—	—	1,197	1,197
Employee benefit plan investments	3,014	—	—	3,014
Interest rate swap	—	(1,750)	—	(1,750)
Alaska Communications redeemable common units	—	—	(11,063)	(11,063)
Alloy redeemable common units (1)	—	—	(14,760)	(14,760)
Warrants on Alaska Communications redeemable common units	—	—	(249)	(249)
Total assets and liabilities measured at fair value	$3,314	$(1,750)	$(24,875)	$(23,311)

(1)	Represents redeemable common units in Alloy, Inc. (“Alloy”), the parent company of our operations in the western United States.

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

	Investments without a readily determinable fair value	Fair value investments	Equity method investments	Total
Balance, December 31, 2023	$41,710	$1,197	$—	$42,907
Income recognized	47	195	—	242
Distributions	—	(602)	—	(602)
Sale of investment	—	(790)	—	(790)
Balance, September 30, 2024	$41,757	$—	$—	$41,757

Balance, December 31, 2022	$22,590	$1,616	$13,963	$38,169
Income recognized	2,430	229	93	2,752
Contributions / (distributions)	425	(567)	630	488
Foreign currency gain	—	—	229	229
Reclassification of foreign currency losses	—	—	1,349	1,349
Transfers	16,264	—	(16,264)	—
Balance, September 30, 2023	$41,709	$1,278	$—	$42,987

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

The fair value of long-term debt is estimated using Level 2 inputs. At September 30, 2024, the fair value of long-term debt, including the current portion, was $575.6 million and its book value was $568.9 million. At December 31, 2023, the fair value of long-term debt, including the current portion, was $525.1 million and its book value was $516.9 million.

The fair value of the customer receivable credit facility is estimated using Level 2 inputs. At September 30, 2024, the fair value of the customer receivable credit facility, including the current portion, was $45.3 million and its book value was $46.2 million. At December 31, 2023, the fair value of the customer receivable credit facility, including the current portion, was $46.5 million and its book value was $46.1 million.

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

The Company capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility which are being amortized over the life of the debt and $3.5 million were unamortized as of September 30, 2024.

The Company had $126.8 million outstanding under the 2023 CoBank Term Loan as of September 30, 2024. Under the 2023 CoBank Revolving Loan, the Company had $69.1 million outstanding and $100.9 million of availability as of September 30, 2024. The Company was in compliance with all financial covenants as of September 30, 2024.

In October 2023, the Company entered into a two year, forward starting 1-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, has a fixed SOFR rate of 4.896% and matures on November 13, 2025. The swap agreement had a fair value of $(0.7) million and $(0.5) million as of September 30, 2024 and December 31, 2023.

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

Letter of Credit Facility

On November 14, 2022, the Company entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of the Company and its subsidiaries. As of September 30, 2024, $30.9 million of Standby Letters of Credit had been issued under this agreement.

2024 Alaska Credit Facility

On August 29, 2024, Alaska Communications (the “Borrower”) entered into a Credit Agreement (the “2024 Alaska Credit Agreement”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders (the “2024 Alaska Credit Facility”), to provide debt financing in the form of a $300 million, five-year secured term loan facility (the “2024 Alaska Term Facility”) and a $90 million revolving facility (the “2024 Alaska Revolving Facility”).

The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the 2022 Alaska Credit Facility, as defined below, in the amount of approximately $279 million plus accrued and unpaid interest, (b) to pay fees and expenses associated with the completion of this transaction, and (c) for general corporate purposes. As of September 30, 2024, $300.0 million was outstanding under the 2024 Alaska Term Facility.

 Proceeds from the 2024 Alaska Revolving Facility are to be used, subject to certain limitations, (a) to issue letters of credit to replace or backstop existing letters of credit of Alaska Communications and its direct and indirect subsidiaries, and (b) for working capital purposes, capital expenditures and other general corporate purposes. As of September 30, 2024, there were no outstanding borrowings under the 2024 Alaska Revolving Facility and $1.3 million of letters of credit were issued. As a result, $88.7 million was available under the 2024 Alaska Revolving Facility as of September 30, 2024.

 The 2024 Alaska Credit Facility also provides for incremental term loans (“Incremental Term Loans”) up to an aggregate principal amount of the greater of $91 million and Alaska Communications’ trailing consolidated twelve-month EBITDA (as defined in the 2024 Alaska Credit Agreement), subject to the Borrower meeting certain conditions.

In connection with the 2024 Alaska Credit Facility, the Company incurred $6.9 million of fees and rolled over $2.1 million of fees from the 2022 Alaska Credit Facility to be amortized over the life of the debt. Additionally, the Company expensed $3.8 million of costs as a transaction-related charge and $0.7 million as a loss on extinguishment of debt included in other expense, within our statement of operations, during the three months ended September 30, 2024.

The maturity date for the 2024 Alaska Credit Facility is August 29, 2029.

Amounts outstanding under the 2024 Alaska Credit Facility bear an interest rate of the following:

Tier / Level	Alaska Communications Total Net Leverage Ratio	Applicable Margin for Term SOFR Loans and L/C Participation Fees	Applicable Margin for Base Rate Loans and Reimbursement Obligations	Applicable Margin for Commitment Fees
I	Greater than 4.00:1.00	4.50%	3.50%	0.40%
II	Less than or equal to 4.00:1.00 but greater than 3.25:1.00	4.00%	3.00%	0.35%
III	Less than or equal to 3.25:1.00 but greater than 2.50:1.00	3.50%	2.50%	0.30%
IV	Less than or equal to 2.50:1.00	3.00%	2.00%	0.25%

Principal payments on the 2024 Alaska Term Facility are due quarterly commencing in the fourth quarter of 2026 in quarterly amounts as follows: from the fourth quarter of 2026 through the third quarter of 2027, $1,875,000; and from the fourth quarter of 2027 through the second quarter of 2029, $3,750,000. The remaining unpaid balance is due on the final maturity date. Payments on any principal amount outstanding under the Incremental Term Loans will be made in installments, on the dates and in the amounts set forth in the applicable amendment for such Incremental Term Loans. The Borrower may prepay all revolving loans under the 2024 Alaska Revolving Facility at any time without premium or penalty (other than any customary SOFR breakage costs), subject to certain notice requirements and balance restrictions.

 The Borrower is required to maintain financial ratios, based on a calculation of EBITDA defined in the 2024 Alaska Credit Agreement, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.75:1.00, stepping down to 4.50:1.00 beginning with the third quarter of 2027, and stepping down to 4.25:1.00 beginning with the third quarter of

2028; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25:1.00. Customary covenants restricting the incurrence or assumption of debt, granting or assuming liens, declaring dividends and making other restricted payments, making investments, dispositions, engaging in transactions with affiliates, changes to the nature of business, modifying organizational documents and material agreements, entering into sale and leaseback transactions, amending or making prepayments on certain subordinated debt, and entering into mergers and acquisitions.

 The 2024 Alaska Credit Facility is secured by substantially all of the personal property and certain material real property owned by Alaska Communications Systems Holdings, the parent company of Alaska Communications (“Holdings”), the Borrower, and its wholly owned subsidiaries, excluding, among other things, certain federal and state licenses where a pledge is prohibited by applicable law or is permitted only with the consent of a governmental authority that has not been obtained.

 The 2024 Alaska Credit Agreement contains usual and customary affirmative and negative covenants of the parties for credit facilities of this type or as otherwise deemed appropriate by the administrative agent, subject to customary exceptions and materiality standards. The 2024 Alaska Credit Agreement also contains certain customary covenants and events of default, as well as, in the event of an occurrence of an “Event of Default,” customary remedies for the lenders, including the acceleration of any amounts outstanding under the 2024 Alaska Credit Facility. Holdings and its wholly owned subsidiaries are guarantors of the Borrower’s obligations under the 2024 Alaska Credit Agreement. The Company is not a guarantor under the 2024 Alaska Credit Agreement, and the lenders have no recourse against the Company in the event of an occurrence of an “Event of Default.” Additionally, the 2024 Alaska Credit Agreement includes certain customary conditions that must be met for the Borrower to borrow under the 2024 Alaska Credit Agreement from time to time.

2022 Alaska Credit Facility

On December 23, 2022, Alaska Communications entered into a Credit Agreement (the “2022 Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a Revolving Credit Commitment of $75.0 million (the “2022 Alaska Revolving Facility”) and Term Loan Commitment of $230.0 million (the “2022 Alaska Term Loan”).

The key terms and conditions of the 2022 Alaska Credit Facility included the following:

●	Amounts outstanding bore an interest rate of the forward-looking SOFR rate with a one-month interest period, plus the SOFR Spread Adjustment of 10 basis points, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or at an alternate base rate at a margin that is 1% lower than the counterpart SOFR margin;

●	Principal repayments of $1.4 million were made quarterly commencing with the fourth quarter of 2023;

●	Alaska Communications was required to maintain financial ratios as defined in the 2022 Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1, stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1. In addition to these financial ratios, Alaska Communications was subject to customary representations, warranties and covenants, including limitations on additional indebtedness, liens, consolidations, mergers, assets sales, advances, investments and loans, transactions with affiliates, sale and leaseback transactions, subordinated indebtedness, and changes in the nature of its business; and

●	The 2022 Alaska Credit Facility was non-recourse to the Company and is secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

On August 29, 2024, all outstanding amounts under the 2022 Alaska Credit Facility were repaid in full using the proceeds received upon the completion of the 2024 Alaska Credit Facility.

Alaska Term Facility

On June 15, 2022, Holdings entered into a secured lending arrangement with Bristol Bay Industrial, LLC (the “Alaska Term Facility”).

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

Alaska Interest Rate Swap Agreements

In November 2023, Alaska Communications entered into two forward starting 1-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200.0 million, with fixed SOFR rates of 4.8695% and 4.8980% and both agreements mature on June 30, 2025. The swap agreements had a fair value of $(1.3) million and $(1.2) million as of September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024, Commnet Wireless had $46.6 million outstanding, of which $7.9 million was classified as being current on the Company’s balance sheet, and $9.2 million of availability under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.4 million were unamortized as of September 30, 2024.

One Communications (Guyana) Credit Facilities

On October 12, 2022, One Communications (Guyana) f/k/a GTT received approval from Republic Bank (Guyana) Limited for a $2.9 million term facility and a $5.7 million overdraft facility (the “Guyana Credit Facilities”).

The Guyana Credit Facilities are secured by real estate assets and carry a fixed interest rate of 7.5% which will be reviewed by the bank from time to time and subject to change at the bank’s discretion. The term facility is repayable over five years in equal monthly installments of principal and interest, commencing one month after funds are advanced. The overdraft facility will expire on February 28, 2025.

As of September 30, 2024, there were no outstanding amounts under the GTT Credit Facilities.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2021. Sacred Wind submitted a corrective action plan to comply with the financial covenant as of December 31, 2025. On May 5, 2022, Sacred Wind’s corrective action plan was accepted by the RUS. As of September 30, 2024, the Company was in compliance with that corrective action plan.

As of September 30, 2024, $25.8 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.4 million was current and $22.4 million was long term.

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

As of September 30, 2024, $60.0 million of the Viya Debt remained outstanding and $0.2 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually, and the Company was in compliance with the Net Leverage Ratio as of December 31, 2023.

Debt Maturity

The table below summarizes the annual maturities of the Company’s debt instruments (amounts in thousands):

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other	Debt	Credit Facility
October 1, 2024 through December 31, 2024	$919	$—	$813	$1,732	$1,950
Year ending December 31, 2025	3,469	—	4,875	8,344	8,027
Year ending December 31, 2026	5,469	60,000	8,125	73,594	8,405
Year ending December 31, 2027	13,098	—	9,750	22,848	8,803
Year ending December 31, 2028	18,858	—	78,870	97,728	9,224
Thereafter	283,942	—	93,437	377,379	10,198
Total	325,755	60,000	195,870	581,625	46,607
Debt Discounts	(9,083)	(175)	(3,461)	(12,719)	(398)
Book Value as of September 30, 2024	$316,672	$59,825	$192,409	$568,906	$46,209

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

The Company was awarded approximately $22.7 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”). Revenue recognized from the RDOF program is recognized as revenue from government grants. During the nine months ended September 30, 2024, the Company entered into agreements to transfer $13.0 million of RDOF obligations.  In conjunction with these agreements, the Company recorded a loss of $0.9 million as a loss disposition of assets and transfers during the three months September 30, 2024.  The Company has a liability of $2.0 million accrued as of September 30, 2024, for the transfer agreements.  The transfer applications are pending regulatory approval.

All of the programs are subject to certain operational and reporting compliance requirements. The Company believes it is in compliance with these requirements as of September 30, 2024. Revenue recognized from the USF High Cost Program, including the CAF II and E-ACAM programs, is recognized as revenue from government grants. Revenue from other programs is recognized in accordance with ASC 606.

The Company recorded the amounts below as communication services revenue for the reported periods (in thousands):

	Three months ended			Three months ended
	September 30, 2024			September 30, 2023

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$3,473	$1,394	$4,867	$2,288	$1,397	$3,685
CAF II	6,731	—	6,731	6,815	—	6,815
RDOF	175	—	175	608	—	608
ECF	—	—	—	6,813	—	6,813
RHC	4,420	—	4,420	3,007	—	3,007
Other	1,908	3	1,911	4,997	5	5,002
Total	$16,707	$1,397	$18,104	$24,528	$1,402	$25,930

	Nine months ended			Nine months ended
	September 30, 2024			September 30, 2023

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$10,411	$4,180	$14,591	$7,004	$4,192	$11,196
CAF II	20,303	—	20,303	20,445	—	20,445
RDOF	465	—	465	1,824	—	1,824
ECF	7,312	—	7,312	21,694	—	21,694
RHC	11,539	—	11,539	8,795	—	8,795
Other	10,316	473	10,789	14,356	14	14,370
Total	$60,346	$4,653	$64,999	$74,118	$4,206	$78,324

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

Amount
Grants awarded, December 31, 2023	$100,149
New grants	—
Construction complete	—
Transferred grants	—
Grants awarded, September 30, 2024	$100,149

During the nine months ended September 30, 2024, the Company disbursed capital expenditures of $4.7 million under these programs and received reimbursement of $4.1 million. These cash flows are classified as investing activities in the Company’s statement of cash flows.

In addition, the Company partners with tribal governments to obtain grants under various government programs including the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”). The TBCP and ReConnect programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas. The Company was identified as a sub recipient of grants under these programs totaling $192.6 million as of September 30, 2024. Through September 30, 2024, the Company has received $15.9 million of funding under these programs and spent $16.1 million on construction obligations. These amounts are recorded as operating cash flows in the Company’s statement of cash flows.

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

A summary of the amounts spent and reimbursed under the Replace and Remove Program is below (in thousands):

	Capital	Operating	Total

Total spend, December 31, 2023	$49,262	$15,126	$64,388
Amounts spent	66,501	9,049	75,550
Total spend, September 30, 2024	$115,763	$24,175	$139,938

Total reimbursements, December 31, 2023	$(12,773)	$(4,354)	$(17,127)
Reimbursements received	(68,450)	(18,739)	(87,189)
Total reimbursements, September 30, 2024	$(81,223)	$(23,093)	$(104,316)

Amount pending reimbursement	$34,540	$1,082	$35,622

	Capital	Operating	Total

Total spend, December 31, 2022	$1,836	$1,489	$3,325
Amounts spent	27,060	8,151	35,211
Total spend, September 30, 2023	$28,896	$9,640	$38,536

Total reimbursements, December 31, 2022	$—	$—	$—
Reimbursements received	(833)	(1,115)	(1,948)
Total reimbursements, September 30, 2023	$(833)	$(1,115)	$(1,948)

Amount pending reimbursement	$28,063	$8,525	$36,588

At September 30, 2024, $31.1 million of the capital expenditures were accrued and unpaid. The Company expects to be reimbursed, within the next twelve months, for all amounts spent to date. Amounts identified as capital are recorded as investing cash flows and amounts identified as operating are recorded as operating cash flows in the Company’s statement of cash flows.

9. GOODWILL

During the quarter ended September 30, 2024, the Company completed an impairment assessment for its US Telecom segment after identifying events that indicate that the fair value of a reporting unit may be below its carrying value. These events included, the Company’s continued shift away from wholesale roaming and retail operations towards carrier managed services and fixed broadband services, delays in completing significant network upgrade projects, the conclusion of certain government subsidy programs leading to slower consumer growth, and delays in enterprise sales and delivery. The combination of these events led to the reporting unit being unable to meet key financial and operational forecasted targets.

The Company’s quantitative test for goodwill impairment involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. The Company determines the fair value of a reporting unit using the income approach. The income approach is based on a discounted cash flow (“DCF”) model. The DCF model requires the exercise of significant judgment, including judgments and assumptions about appropriate discount rates and revenue growth. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The revenue growth and cash flows employed in the DCF model were derived from internal earnings and forecasts and external market forecasts.

As a result of that analysis, the Company recorded an impairment of $35.3 million during the three months ended September 30, 2024. The table below discloses goodwill recorded in each of the Company’s segments and accumulated impairment changes (in thousands):

	International	US
	Telecom	Telecom	Consolidated
Balance at December 31, 2023
Goodwill	$25,423	$35,268	$60,691
Accumulated Impairment	(20,587)	—	(20,587)
Goodwill, net of accumulated impairment	4,836	35,268	40,104
Balance at September 30, 2024
Goodwill	25,422	35,269	60,691
Accumulated Impairment	(20,587)	(35,269)	(55,856)
Goodwill, net of accumulated impairment	$4,835	$—	$4,835

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

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended				Nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$22	$16	$38	$31	$67	$49	$113	$62
Non-operating expense
Interest cost	824	45	593	35	2,473	136	1,780	70
Expected return on plan assets	(729)	—	(953)	—	(2,188)	—	(2,858)	—
Amortization of unrecognized actuarial gain	(11)	(28)	—	—	(32)	(84)	—	—
Settlements	—	—	—	—	—	—	369	—
Net periodic pension expense (benefit)	$106	$33	$(322)	$66	$320	$101	$(596)	$132

The Company was not required to make contributions to its pension plans during the nine months ended September 30, 2024 and 2023. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions to its pension plans during the nine months ended September 30, 2024 and 2023.

11.  INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 was 23.4% and 12.7% respectively.

The Company recorded an income tax benefit of $12.0 million in relation to a pretax loss of $51.5 million for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2024 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $0.8 million expense associated with sale of a partnership interest, and a $0.8 million expense for interest on unrecognized tax positions.

The Company recorded an income tax benefit of $0.5 million in relation to a pretax loss of $4.3 million for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2023 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete item including a $0.7 million expense for interest on unrecognized tax positions.

The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 was 22.1% and 35.8%, respectively.

The Company recorded an income tax benefit of $10.2 million in relation to a pretax loss of $46.3 million for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2024 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $2.4 million expense associated with the gain on sale of land in a foreign jurisdiction, a $3.7 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, a $1.5 million expense to record an unrecognized tax position for the current year, a $2.2 million expense for interest on unrecognized tax positions, and a $0.8 million expense associated with the sale of a partnership interest.

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

12. EARNINGS PER SHARE AND REDEEMABLE NONCONTROLLING INTERESTS

Earnings Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to ATN International, Inc. stockholders- Basic	(32,691)	(3,584)	(30,000)	(8,702)
Less: Preferred dividends	(1,426)	(1,303)	(4,154)	(3,593)
Net income (loss) attributable to ATN International, Inc. common stockholders- Diluted	$(34,117)	$(4,887)	$(34,154)	$(12,295)

Denominator:
Weighted-average shares outstanding- Basic	15,114	15,601	15,268	15,666
Weighted-average shares outstanding- Diluted	15,114	15,601	15,268	15,666

Redeemable Noncontrolling Interests

In connection with certain acquisitions, the Company accounts for third-party non-controlling minority investments as redeemable noncontrolling interests, which consist of both redeemable common and, in some instances, preferred units, in its consolidated financial statements.

The common units contain put options allowing the holder to sell at a future date, the common units to a subsidiary of the Company at the then fair market value. The common units participate in the earnings and losses of the subsidiaries and are allocated their applicable share of earnings and losses. After the allocation of earnings and losses, the Company estimates the fair value of the common units and records the common units at the higher of the book value of the common units or the estimated fair value.

The preferred units contain put options allowing the holder to sell at a future date, the preferred units to a subsidiary of the Company at a fixed price equal to face value of the units plus unpaid dividends. The preferred units hold a distribution preference over common units and carry a fixed dividend rate.

The put options for both the common and preferred units, if any, are nonrecourse to the Company. The put options for the Alloy common units are exercisable beginning in 2026 and the put options for the Alaska Communications common and preferred units are exercisable at the earlier of a future initial public offering of the subsidiary or January 1, 2028.

For the three months ended September 30, 2024 and 2023, the Company allocated losses of $7.9 million and $1.6 million, respectively, to the redeemable common units representing their proportionate share of operating losses. For the nine month periods ended September 30, 2024 and 2023, the Company allocated losses of $14.1 million and $7.8 million, respectively, to the redeemable common units representing their proportionate share of operating losses. The Company then compared the book value of the common units to the fair value. As a result, the book value was decreased by $0.9 million and increased $7.5 million during the nine months ended September 30, 2024 and 2023, respectively.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for the nine months ended September 30, 2024 and 2023 (in thousands):

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2023	$60,094	$25,823	$85,917
Accrued preferred dividend	4,154	—	4,154
Allocated net loss	—	(14,121)	(14,121)
Change in fair value	—	(867)	(867)
Balance, September 30, 2024	$64,248	$10,835	$75,083

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2022	$55,152	$37,317	$92,469
Accrued preferred dividend	3,609	—	3,609
Allocated net loss	—	(7,788)	(7,788)
Change in fair value	—	7,497	7,497
Balance, September 30, 2023	$58,761	$37,026	$95,787

13. SEGMENT REPORTING

The Company has the following two reportable and operating segments: i) International Telecom and ii) US Telecom.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended September 30, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$5,007	$68	$—	$5,075
Mobility - Consumer	21,802	638	—	22,440
Total Mobility	26,809	706	—	27,515
Fixed - Business	18,692	29,576	—	48,268
Fixed - Consumer	43,067	21,440	—	64,507
Total Fixed	61,759	51,016	—	112,775
Carrier Services	3,272	29,430	—	32,702
Other	1,175	255	—	1,430
Total Communication Services Revenue	93,015	81,407	—	174,422
Construction	—	203	—	203
Other
Managed Services	1,266	2,560	—	3,826
Total other revenue	1,266	2,560	—	3,826
Total Revenue	94,281	84,170	—	178,451
Depreciation and amortization	18,414	18,681	204	37,299
Amortization of intangibles from acquisitions	251	1,740	—	1,991
Stock-based compensation	102	157	1,572	1,831
Goodwill impairment	—	35,269	—	35,269
Operating income (loss)	12,853	(44,333)	(6,878)	(38,358)

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

For the Three Months Ended September 30, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,818	$128	$—	$3,946
Mobility - Consumer	23,973	817	—	24,790
Total Mobility	27,791	945	—	28,736
Fixed - Business	18,016	35,680	—	53,696
Fixed - Consumer	41,967	22,662	—	64,629
Total Fixed	59,983	58,342	—	118,325
Carrier Services	3,441	32,319	—	35,760
Other	1,236	544	—	1,780
Total Communication Services Revenue	92,451	92,150	—	184,601
Construction	—	2,038	—	2,038
Other
Managed Services	1,427	2,970	—	4,397
Total Other Revenue	1,427	2,970	—	4,397
Total Revenue	93,878	97,158	—	191,036
Depreciation and amortization	14,354	19,398	618	34,370
Amortization of intangibles from acquisitions	240	2,884	—	3,124
Stock-based compensation	130	23	1,803	1,956
Operating income (loss)	12,800	3,017	(8,981)	6,836

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

For the Nine Months Ended September 30, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$14,747	$209	$—	$14,956
Mobility - Consumer	64,910	2,103	—	67,013
Total Mobility	79,657	2,312	—	81,969
Fixed - Business	55,939	95,359	—	151,298
Fixed - Consumer	129,356	66,033	—	195,389
Total Fixed	185,295	161,392	—	346,687
Carrier Services	10,481	89,539	—	100,020
Other	3,038	1,341	—	4,379
Total Communication Services Revenue	278,471	254,584	—	533,055
Construction	—	2,609	—	2,609
Other
Managed Services	4,226	8,637	—	12,863
Total Other Revenue	4,226	8,637	—	12,863
Total Revenue	282,697	265,830	—	548,527
Depreciation and amortization	50,814	56,052	330	107,196
Amortization of intangibles from acquisitions	754	5,162	—	5,916
Stock-based compensation	319	483	5,719	6,521
Goodwill impairment	—	35,269	—	35,269
Operating income (loss)	56,944	(42,852)	(23,559)	(9,467)

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

For the Nine Months Ended September 30, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$11,484	$415	$—	$11,899
Mobility - Consumer	69,270	2,666	—	71,936
Total Mobility	80,754	3,081	—	83,835
Fixed - Business	52,602	107,494	—	160,096
Fixed - Consumer	125,944	67,852	—	193,796
Total Fixed	178,546	175,346	—	353,892
Carrier Services	11,011	95,978	—	106,989
Other	2,084	684	—	2,768
Total Communication Services Revenue	272,395	275,089	—	547,484
Construction	—	3,648	—	3,648
Other
Managed Services	3,872	8,246	—	12,118
Total other revenue	3,872	8,246	—	12,118
Total Revenue	276,267	286,983	—	563,250
Depreciation and amortization	42,646	62,315	2,030	106,991
Amortization of intangibles from acquisitions	984	8,530	—	9,514
Stock-based compensation	307	109	6,057	6,473
Operating income (loss)	41,177	(3,719)	(27,547)	9,911

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

Selected balance sheet data for each of the Company’s segments as of September 30, 2024 and December 31, 2023 consists of the following (in thousands):

	International	US	Corporate and
	Telecom	Telecom	Other	Consolidated
September 30, 2024
Cash, cash equivalents, and restricted cash	$52,043	$62,772	$1,949	$116,764
Total current assets	149,987	167,440	8,179	325,606
Fixed assets, net	468,559	573,997	6,446	1,049,002
Goodwill	4,835	—	—	4,835
Total assets	695,127	967,028	89,226	1,751,381
Total current liabilities	96,384	140,689	31,357	268,430
Total debt, including current portion	59,825	316,672	192,409	568,906
December 31, 2023
Cash, cash equivalents, and restricted cash	$26,354	$33,574	$2,239	$62,167
Total current assets	107,469	162,768	11,035	281,272
Fixed assets, net	481,911	593,833	4,915	1,080,659
Goodwill	4,836	35,268	—	40,104
Total assets	672,171	1,019,924	91,619	1,783,714
Total current liabilities	86,540	169,297	37,357	293,194
Total debt, including current portion	64,254	293,607	159,009	516,870

For the nine months ended September 30, 2024 and 2023, the Company spent $157.5 million and $140.9 million, respectively, on capital expenditures relating to its telecommunications networks and business support systems of which $71.8 million and $14.3 million, respectively, are reimbursable under various government programs. The following notes the Company’s capital expenditures, by operating segment, for these periods (in thousands).

	Capital Expenditures

	International	US	Corporate and
Nine months ended September 30,	Telecom	Telecom	Other (1)	Consolidated
2024	$39,440	$116,220	$1,861	$157,521
2023	57,610	83,291	—	140,901

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

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

On May 8, 2024, the Company entered into a Consent Decree with the FCC Enforcement Bureau, regarding both the USAC and FCC Enforcement Bureau’s investigation and agreed to (i) pay a settlement amount of approximately $6.3 million, and (ii) enter into a three-year compliance agreement in connection with Alaska Communication’s continued participation in the RHC Program. At this time, the Company believes that it can comply with all of the terms of the compliance agreement.

The settlement amount of $6.3 million consists of a $5.3 million cash payment and the $1.0 million forgiveness of certain receivables, both of which have been accrued on the Company’s balance sheet as of September 30, 2024. As such, this settlement will not impact the statement of operations in future periods.

With respect to all of the foregoing unresolved matters, the Company believes that some adverse outcome is probable and has accordingly accrued $13.1 million as of September 30, 2024 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of digital infrastructure and communications services with a focus on rural and remote markets in the United States, and internationally, including Bermuda and the Caribbean region.

We have developed significant operational expertise and resources that we use to augment our capabilities in our local markets. With this support, our operating subsidiaries are able to improve their quality of service with greater economies of scale and expertise than would typically be available in the size markets we operate in. We provide management, technical, financial, regulatory, and marketing services to our operating subsidiaries and typically receive a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. We also actively evaluate investment opportunities and other strategic transactions, both domestic and international, and generally look for those that we believe fit our profile of telecommunications businesses and have the potential to complement our “First-to-Fiber” and “Glass & Steel™” approach in markets while keeping a focus on generating excess operating cash flows over extended periods of time. We use the cash generated from our operations to maintain an appropriate ratio of debt and cash on hand to fund growth, capital expenditures, return cash to our stockholders through dividends or stock repurchases, and make strategic investments or acquisitions.

For further information about our financial segments and geographical information about our operating revenues and assets, see Notes 1 and 13 to the Consolidated Financial Statements included in this Report.

As of September 30, 2024, we offered the following types of services to our customers:

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

Through September 30, 2024, we identified two operating segments to manage and review our operations and to facilitate investor presentations of our results. These operating segments are as follows:

●	International Telecom. In our international markets, we offer fixed services, mobility services, carrier services and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the United States, we offer fixed services, carrier services, and managed services to business customers and consumers in Alaska and the western United States. As of September 30, 2024, we provided mobility services to retail customers in the western United States.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served as of September 30, 2024:

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

Carrier Managed Services

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we subsequently amended through December 31, 2023 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating areas in the western United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time. Since the inception of the project through September 30, 2024, we have recorded $75.8 million in construction revenue and expect to record approximately $7.5 million in additional construction revenue and related costs as sites are completed. We expect to substantially complete the build by the end of 2025 with the remainder to be completed in 2026. Revenues from construction are expected to have minimal impact on operating income.

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

We were awarded approximately $22.7 million over 10 years to provide broadband and voice coverage to over 10,000 households in the United States (not including Alaska) under the 2020 Rural Digital Opportunity Fund Phase I Auction (“RDOF”). During the nine months ended September 30, 2024, we entered into agreements to transfer $13.0 million of RDOF obligations.  The transfer applications are pending regulatory approval.

All of the programs are subject to certain operational and reporting compliance requirements. We believe we are in compliance with these requirements as of September 30, 2024.

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is generally distributed after we incur reimbursable costs. Completion deadlines begin in 2024 and once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants.  As of September 30, 2024, we were awarded $100.1 million of construction grants.

During the three months ended September 30, 2024, we disbursed capital expenditures of $4.7 million under these programs and received reimbursement of $4.1 million.  These cash flows are classified as investing activities in our statement of cash flows.

In addition, we partner with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”).  These programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas.  We were identified as a sub recipient of grants under these programs totaling $192.6 million as of September 30, 2024.  Through September 30, 2024, we have received $15.9 million of funding under these programs and spent $16.1 million on construction obligations.  These amounts are recorded as operating cash flows in the company’s statement of cash flows.

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

We have incurred total expenditures of $139.9 million related to this project, of which $75.6 million were incurred in 2024. Of these total expenditures, $115.8 million were classified as capital.

At September 30, 2024, $31.1 million of capital expenditures were accrued and unpaid. We expect to be reimbursed, within the next twelve months, for all amounts spent to date. During the nine months ended September 30, 2024 we have received $87.2 million of reimbursement under the program, of which $18.7 million was classified as operating cash inflows and $68.5 million was classified as investing cash inflows in our statement of cash flows.

Selected Segment Financial Information

The following represents selected segment information for the three months ended September 30, 2024 and 2023 (in thousands):

For the Three Months Ended September 30, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$5,007	$68	$—	$5,075
Mobility - Consumer	21,802	638	—	22,440
Total Mobility	26,809	706	—	27,515
Fixed - Business	18,692	29,576	—	48,268
Fixed - Consumer	43,067	21,440	—	64,507
Total Fixed	61,759	51,016	—	112,775
Carrier Services	3,272	29,430	—	32,702
Other	1,175	255	—	1,430
Total Communication Services Revenue	93,015	81,407	—	174,422
Construction	—	203	—	203
Other
Managed Services	1,266	2,560	—	3,826
Total Other Revenue	1,266	2,560	—	3,826
Total Revenue	94,281	84,170	—	178,451
Depreciation and amortization	18,414	18,681	204	37,299
Amortization of intangibles from acquisitions	251	1,740	—	1,991
Stock-based compensation	102	157	1,572	1,831
Goodwill impairment	—	35,269	—	35,269
Operating income (loss)	12,853	(44,333)	(6,878)	(38,358)

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

For the Three Months Ended September 30, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$3,818	$128	$—	$3,946
Mobility - Consumer	23,973	817	—	24,790
Total Mobility	27,791	945	—	28,736
Fixed - Business	18,016	35,680	—	53,696
Fixed - Consumer	41,967	22,662	—	64,629
Total Fixed	59,983	58,342	—	118,325
Carrier Services	3,441	32,319	—	35,760
Other	1,236	544	—	1,780
Total Communication Services Revenue	92,451	92,150	—	184,601
Construction	—	2,038	—	2,038
Other
Managed Services	1,427	2,970	—	4,397
Total Other Revenue	1,427	2,970	—	4,397
Total Revenue	93,878	97,158	—	191,036
Depreciation and amortization	14,354	19,398	618	34,370
Amortization of intangibles from acquisitions	240	2,884	—	3,124
Stock-based compensation	130	23	1,803	1,956
Operating income (loss)	12,800	3,017	(8,981)	6,836

(1) Corporate and other items refer to corporate overhead costs and consolidating adjustments.

A comparison of our segment results for the three months ended September 30, 2024 and 2023 is as follows:

International Telecom. Revenues within our International Telecom segment increased $0.4 million, or 0.4%, to $94.3 million from $93.9 million for the three months ended September 30, 2024 and 2023, respectively, primarily as a result of an increase in Fixed revenues of $1.8 million, or 3.0%, to $61.8 million from $60.0 million for the three months ended September 30, 2024 and 2023, respectively. This increase in Fixed revenues was primarily the result of network upgrades and expansions which led to an increase in the number of homes passed by high-speed data solutions which allowed us to migrate legacy copper customers to more durable and higher revenue generating fiber services.   Partially offsetting the increase in Fixed revenues were decreases in both Mobility revenues, as a result of a decrease in subscribers, and Carrier Services revenues, primarily related to the amendment to certain carrier contracts.

Operating expenses within our International Telecom segment increased by $0.3 million to $81.4 million from $81.1 million for the three months ended September 30, 2024 and 2023, respectively.  The net increase was the result of an increase in marketing costs incurred in connection with the rebranding of our operations in a certain market partially offset by certain cost savings initiatives that were implemented in the current and previous periods.

As a result, our International Telecom segment’s operating income increased $0.1 million, to $12.9 million, from $12.8 million for the three months ended September 30, 2024 and 2023, respectively.

US Telecom.  Revenue within our US Telecom segment decreased by $13.0 million, or 13.4%, to $84.2 million from $97.2 million for the three months ended September 30, 2024 and 2023, respectively, primarily as a result of the conclusion of the Emergency Connectivity Fund during the second quarter of 2024.

Operating expenses within our US Telecom segment increased $34.4 million, or 36.6%, to $128.5 million from $94.1 million for the three months ended September 30, 2024 and 2023, respectively, as a result of the $35.3 million goodwill impairment charge, $3.8 million of transaction-related expenses that were recorded during the three months ended September 30, 2024 and a $1.5 million loss on the transfer of certain assets. Partially offsetting these increases was the impact of certain cost savings initiatives that were implemented in the current and previous periods.

As a result of the above, our US Telecom segment’s operating income (loss) decreased by $47.3 million to a loss of $44.3 million from income of $3.0 million for the three months ended September 30, 2024 and 2023, respectively.

The following represents a year over year discussion and analysis of our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
REVENUE:
Communication services	$174,422	$184,601	$(10,179)	(5.5)%
Construction	203	2,038	(1,835)	(90.0)
Other	3,826	4,397	(571)	(13.0)
Total revenue	178,451	191,036	(12,585)	(6.6)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communications services and other	78,973	80,367	(1,394)	(1.7)
Cost of construction revenue	205	2,031	(1,826)	(89.9)
Selling, general and administrative	53,601	60,792	(7,191)	(11.8)
Stock-based compensation	1,831	1,956	(125)	(6.4)
Transaction-related charges	3,791	45	3,746	8,324.4
Restructuring charges	2,345	1,383	962	69.6
Depreciation and amortization	37,299	34,370	2,929	8.5
Amortization of intangibles from acquisitions	1,991	3,124	(1,133)	(36.3)
Goodwill impairment	35,269	—	35,269	100.0
Loss on disposition of long-lived assets	1,504	132	1,372	1,039.4
Total operating expenses	216,809	184,200	32,609	17.7
Income from operations	(38,358)	6,836	(45,194)	(661.1)
OTHER INCOME (EXPENSE):
Interest income	212	136	76	55.9
Interest expense	(12,695)	(11,445)	(1,250)	10.9
Other income (expense)	(645)	213	(858)	(402.8)
Other expense, net	(13,128)	(11,096)	(2,032)	18.3
LOSS BEFORE INCOME TAXES	(51,486)	(4,260)	(47,226)	1,108.6
Income tax benefit	(12,035)	(542)	(11,493)	2,120.5
NET LOSS	(39,451)	(3,718)	(35,733)	961.1
Net loss attributable to noncontrolling interests, net of tax:	6,760	134	6,626	4,944.8
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(32,691)	$(3,584)	$(29,107)	812.1%

Communications Services Revenue

Mobility Revenue. Our Mobility revenue consists of retail revenue generated within both our International Telecom and US Telecom segments by providing retail mobile voice and data services over our wireless networks as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our retail subscribers.

Mobility revenue decreased by $1.2 million, or 4.2%, to $27.5 million for the three months ended September 30, 2024 from $28.7 million for the three months ended September 30, 2023. Mobility revenue from consumer customers decreased by $2.4 million partially offset by an increase in Mobility revenue from business customers of $1.2 million.

The net decrease in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue decreased by $1.0 million, or 3.6%, to $26.8 million for the three months ended September 30, 2024 from $27.8 million for the three months ended September 30, 2023. This decrease was primarily related to a decrease in the demand for prepaid voice services partially offset by an increase in the demand for data services. Mobility revenue from consumer customers decreased $2.2 million partially offset by an increase in Mobility revenue from business customers of $1.2 million.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $0.2 million, or 22.2%, to $0.7 million from $0.9 million for the three months ended September 30, 2024 and 2023, respectively. Substantially all of the decrease related to a decrease in revenue from consumers within our retail operations due to a reduction in subscribers as we continue to put more emphasis on other revenue sources within this segment.

Mobility revenue within our International Telecom may decrease as a result of increased competition and regulatory changes partially offset by our continued network upgrades, marketing efforts and conversion of our current subscriber base to higher margin prepaid and postpaid plans. We expect that Mobility revenue within our US Telecom segment will decrease over time as we put more emphasis on other revenue sources within that segment.

Fixed Revenue. Fixed revenue is primarily generated by broadband, voice, and video service revenues provided to retail and business customers over our wireline networks. Fixed revenue within our US Telecom segment also includes awards from the Connect America Fund Phase II program, the Enhanced Alternative Connect America Cost Model program, and the Alaska Universal Service Fund. In addition, and through early April 2024, Fixed revenue within the US Telecom segment also included revenue from the Emergency Connectivity Fund (ECF) and Affordable Care Program (ACP). Within our International Telecom segment, Fixed revenue includes funding under the FCC’s High Cost Program in the US Virgin Islands.

Fixed revenue decreased by $5.5 million, or 4.6%, to $112.8 million from $118.3 million for the three months ended September 30, 2024 and 2023, respectively. Of this decrease, revenue from business and consumer customers decreased by $5.4 million and $0.1 million, respectively. The net decrease in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue increased by $1.8 million, or 3.0%, to $61.8 million from $60.0 million for the three months ended September 30, 2024 and 2023, respectively. Of this increase, $1.1 million and $0.7 million relate to increases in revenue from business and consumer customers, respectively. This increase was a result of network upgrades and expansions which led to an increase in the number of homes passed by high-speed data solutions which allowed us to migrate legacy copper customers to more durable and higher revenue generating fiber services.

●	US Telecom. Fixed revenue within our US Telecom segment decreased by $7.3 million, or 12.5%, to $51.0 million from $58.3 million for the three months ended September 30, 2024 and 2023, respectively. Revenue from business and consumer customers decreased by $6.1 million and $1.2 million, respectively, primarily as a result of the conclusion of the Emergency Connectivity Fund and Affordable Care Program, both of which provided revenue through April 2024.

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

Within our US Telecom segment, we expect Fixed revenue to decrease in the short term as a result of the impact of the expiration of the Emergency Connectivity Fund and Affordable Care Program. Over time, we expect these decreases to be partially offset by increases in other business revenue in Alaska and our western United States operations as we further deploy fiber and fiber-fed broadband access to both consumers and businesses.

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

Carrier Services revenue decreased by $3.1 million, or 8.7%, to $32.7 million from $35.8 million for the three months ended September 30, 2024 and 2023, respectively. The decrease, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue decreased by $0.1 million, or 2.9%, to $3.3 million, from $3.4 million for the three months ended September 30, 2024 and 2023, respectively, primarily as a result of a decrease in roaming revenues in some of our international markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $2.9 million, or 9.0%, to $29.4 million from $32.3 million, for the three months ended September 30, 2024 and 2023, respectively, as a result of the transition of legacy roaming arrangements to carrier service management contracts.

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

Other Communications Services Revenue. Other Communications Services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers and project-related revenue generated within both our International and US Telecom segments. Other Communications Services revenue decreased by $0.4 million, or 22.2%, to $1.4 million from $1.8 million for the three months ended September 30, 2024 and 2023, respectively, primarily as a result of non-recurring project-related revenue being recognized within both our International Telecom and US Telecom segments, during the three months ended September 30, 2024.

We expect that other communications services revenue will decline to previously reported levels as the project-related fiber deployment engineering services revenue, reported during the quarter ended September 30, 2024, is not expected to continue subsequent to the completion of that project.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended September 30, 2024 and 2023, Construction revenue decreased to $0.2 million from $2.0 million, respectively, as a result of a decrease in the number of sites completed during 2024 as compared to 2023. We expect to substantially complete the build by the end of 2025 with the remainder to be completed in 2026.

Other Revenue

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services. Managed Services revenue decreased $0.6 million, or 13.6%, to $3.8 million from $4.4 million during the three months ended September 30, 2024 and 2023, respectively. The net decrease in Managed Services revenue, within our segments, consisted of the following:

Within our International Telecom segment, Managed Services revenue decreased $0.2 million, or 14.3%, to $1.2 million from $1.4 million for the three months ended September 30, 2024 and 2023, respectively.

Within our US Telecom segment, Managed Services revenue decreased $0.4 million, or 13.3%, to $2.6 million from $3.0 million for the three months ended September 30, 2024 and 2023, respectively.

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

Cost of communication services and other decreased by $1.4 million, or 1.7%, to $79.0 million from $80.4 million for the three months ended September 30, 2024 and 2023, respectively. The net decrease in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other decreased $3.0 million, or 8.0%, to $34.4 million from $37.4 million for the three months ended September 30, 2024 and 2023, respectively. This segment incurred a decrease in its cost of communication services and other expenses as a result of the impact of certain cost savings initiatives that were implemented in the current and previous periods and lower transport and termination costs.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $1.2 million, or 2.8%, to $44.5 million from $43.3 million for the three months ended September 30, 2024 and 2023, respectively. Such increase was a result of an increase in transport and cell site costs partially offset by the beneficial impact of certain cost savings initiatives that were implemented in the current and previous periods as well as a reduction in the costs associated with the Emergency Connectivity Fund program which was terminated during the second quarter of 2024.

Cost of communication services in both our International and US Telecom segments may decrease as a result of the ongoing cost reduction initiatives that commenced in previous periods but may be partially offset by future inflationary pressure.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. During the three months ended September 30, 2024 and 2023, cost of construction revenue decreased to $0.2 million from $2.0 million as a result of a decrease in the number of sites completed during 2024 as compared to 2023. We expect to substantially complete the build by the end of 2025 with the remainder to be completed in 2026.

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

Selling, general and administrative expenses decreased $7.2 million, or 11.8%, to $53.6 million from $60.8 million for the three months ended September 30, 2024 and 2023, respectively. The changes in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses decreased by $1.4 million, or 4.8%, to $27.6 million from $29.0 million for the three months ended September 30, 2024 and 2023, respectively. This decrease was the result of the beneficial impact of certain cost savings initiatives that were implemented in the current and previous periods within most of our international markets partially offset by an increase in marketing costs incurred in connection with the rebranding of our operations in a certain market.

●	US Telecom. Selling, general and administrative expenses decreased within our US Telecom segment by $3.3 million, or 13.2%, to $21.7 million from $25.0 million, for the three months ended September 30, 2024 and 2023, respectively. This decrease, which was incurred in all of our US markets, was primarily related to certain cost savings initiatives that were implemented in the current and previous periods, including lower compensation costs and professional fees.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead decreased by $2.6 million, or 37.7%, to $4.3 million from $6.9 million, for the three months ended September 30, 2024 and 2023, respectively, primarily related to certain cost savings initiatives that were implemented in the current and previous periods and a decrease in professional fees.

Selling, general and administrative expenses in both our International and US Telecom segments, as well as our Corporate Overhead, may continue to decrease as a result of the ongoing cost reduction initiatives that commenced in previous periods but may be partially offset by future inflationary pressure.

Stock-based compensation. Stock-based compensation represents a non-cash expense related to the amortization of grants of equity awards to employees and directors.

Stock-based compensation for the three months ended September 30, 2024 and 2023 was $1.8 million and $2.0 million, respectively.

Transaction-related charges.  Transaction-related charges include the external costs, such as legal, tax, accounting and consulting fees directly associated with acquisition and disposition-related activities and certain financing activities, and are expensed as incurred. Transaction-related charges do not include employee salary and travel-related expenses incurred in connection with acquisitions or dispositions or any integration-related costs.

We incurred $3.8 million of transaction-related charges in connection with the refinancing of our Alaska subsidiary debt during the three months ended September 30, 2024 and a nominal amount during the three months ended September 30, 2023.

Restructuring and reorganization expenses.  In our efforts to advance our cost management actions to drive higher operating margins, we incurred certain reductions in force and contract termination costs totaling $2.3 million during the three months ended September 30, 2024. Of this amount, $0.3 million, $1.2 million and $0.8 million was incurred in the International Telecom segment, US Telecom segment and Corporate and Other segment, respectively.

 In connection with our repositioning of our legacy wholesale roaming operations in our US Telecom segment, we recorded a $4.6 million restructuring charge during the nine months ended September 30, 2023 primarily related to the decommissioning of certain cell sites.

 Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses increased by $2.9 million, or 8.4%, to $37.3 million from $34.4 million for the three months ended September 30, 2024 and 2023, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $4.0 million, or 27.8%, to $18.4 million from $14.4 million, for three months ended September 30, 2024 and 2023, respectively. Increases were incurred in certain of our international markets as a result of recent capital expenditures used to expand and upgrade our network operations.

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $0.7 million, or 3.6%, to $18.7 million from $19.4 million, for the three months ended September 30, 2024 and 2023, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $0.4 million, or 66.7%, to $0.2 million from $0.6 million, for the three months ended September 30, 2024 and 2023, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

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

Amortization of intangibles from acquisitions decreased by $1.1 million to $2.0 million from $3.1 million for the three months ended September 30, 2024 and 2023, respectively, as a result of certain intangible assets becoming fully amortized in recent periods.

We expect that amortization of intangibles from acquisitions will decrease in future periods as such costs continue to amortize.

Gain (loss) on disposition of assets and transfers. During the three months ended September 30, 2024, we recorded a loss on the disposition and transfer of assets of $1.5 million primarily relating to the disposal of certain assets within our US Telecom segment.

During the three months ended September 30, 2023, we recorded a loss on the disposition of long-lived assets of $0.2 million within our US Telecom segment.

Goodwill impairment. During the quarter ended September 30, 2024, we completed our impairment assessment for our US Telecom segment after identifying events that indicate that the fair value of a reporting unit may be below its carrying value. These events included, the Company’s continued shift away from wholesale roaming and retail operations towards carrier managed services and fixed broadband services, delays in completing significant network upgrade projects, the conclusion of certain government subsidy programs leading to slower consumer growth, and delays in enterprise sales and delivery. The combination of these events led to the reporting unit being unable to meet key financial and operational forecasted targets.

As a result of that analysis, we recorded an impairment of $35.3 million during the three months ended September 30, 2024.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances. Interest income was $0.2 million and a nominal amount for the three months ended September 30, 2024 and 2023, respectively. Such increase was the result of increased cash, cash equivalents and restricted cash balances.

Interest expense.   We incur interest expense on the 2023 CoBank Credit Facility, the 2022 and 2024 Alaska Credit Facilities, the FirstNet Receivables Credit Facility, the GTT Credit Facilities, the Sacred Wind Term Debt and the Viya Debt. In addition, interest expense includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense increased to $12.7 million from $11.4 million for the three months ended September 30, 2024 and 2023, respectively, as additional interest expense was incurred as a result of an increase in borrowings under our credit facilities.

Interest expense may increase in future periods as a result of additional borrowings or an increase in interest rates.

Other income (expense).   For the three months ended September 30, 2024, other income (expense) was $0.6 million of expense primarily related to a loss on the extinguishment of the 2022 Alaska Credit Facility, as discussed below.

For the three months ended September 30, 2023, other income (expense) was $0.2 million of income primarily related to gains from our noncontrolling investments.

Income taxes. Our effective tax rate for the three months ended September 30, 2024 and 2023 was 23.4% and 12.7% respectively.

We recorded an income tax benefit of $12.0 million in relation to a pretax loss of $51.5 million for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2024 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $0.8 million expense associated with sale of a partnership interest , and a $0.8 million expense for interest on unrecognized tax positions.

We recorded an income tax benefit of $0.5 million in relation to a pretax loss of $4.3 million for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2023 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete item including a $0.7 million expense for interest on unrecognized tax positions.

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

Net income (loss) attributable to noncontrolling interests, net of tax.  Net income (loss) attributable to noncontrolling interests, net of tax reflected an allocation of $6.8 million and $0.1 million of losses generated by our less than wholly owned subsidiaries for the three months ended September 30, 2024 and 2023, respectively. Changes in net income (loss) attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income (loss) attributable to noncontrolling interests, net of tax increased by $0.1 million, or 5.6%, to an allocation of $1.9 million of our less than wholly owned subsidiaries’ income from an allocation of $1.8 million of income for the three months ended September 30, 2024 and 2023, respectively.

●	US Telecom. Within our US Telecom segment, net income (loss) attributable to noncontrolling interests, net of tax decreased by $6.8 million to an allocation of losses of $8.7 million from an allocation of losses of $1.9 million for the three months ended September 30, 2024 and 2023, respectively, as a result of increased losses, including the impact of the impairment of goodwill, at our less than wholly owned subsidiaries within this segment.

Net loss attributable to ATN International, Inc. stockholders.  Net loss attributable to ATN International, Inc. stockholders was $32.7 million for the three months ended September 30, 2024, as compared to $3.6 million for the three months ended September 30, 2023.

On a per diluted share basis, net loss per share was $2.26 per share for the three months ended September 30, 2024, as compared to $0.31 per share for the three months ended September 30, 2023. Such per share amounts were negatively impacted by accrued preferred dividends of $1.4 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively.

Selected Segment Financial Information

The following represents selected segment information for the nine months ended September 30, 2024 and 2023 (in thousands):

For the Nine Months Ended September 30, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$14,747	$209	$—	$14,956
Mobility - Consumer	64,910	2,103	—	67,013
Total Mobility	79,657	2,312	—	81,969
Fixed - Business	55,939	95,359	—	151,298
Fixed - Consumer	129,356	66,033	—	195,389
Total Fixed	185,295	161,392	—	346,687
Carrier Services	10,481	89,539	—	100,020
Other	3,038	1,341	—	4,379
Total Communication Services Revenue	278,471	254,584	—	533,055
Construction	—	2,609	—	2,609
Other
Managed Services	4,226	8,637	—	12,863
Total Other Revenue	4,226	8,637	—	12,863
Total Revenue	282,697	265,830	—	548,527
Depreciation and amortization	50,814	56,052	330	107,196
Amortization of intangibles from acquisitions	754	5,162	—	5,916
Stock-based compensation	319	483	5,719	6,521
Goodwill impairment	—	35,269	—	35,269
Operating income (loss)	56,944	(42,852)	(23,559)	(9,467)

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

For the Nine Months Ended September 30, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$11,484	$415	$—	$11,899
Mobility - Consumer	69,270	2,666	—	71,936
Total Mobility	80,754	3,081	—	83,835
Fixed - Business	52,602	107,494	—	160,096
Fixed - Consumer	125,944	67,852	—	193,796
Total Fixed	178,546	175,346	—	353,892
Carrier Services	11,011	95,978	—	106,989
Other	2,084	684	—	2,768
Total Communication Services Revenue	272,395	275,089	—	547,484
Construction	—	3,648	—	3,648
Other
Managed Services	3,872	8,246	—	12,118
Total Other Revenue	3,872	8,246	—	12,118
Total Revenue	276,267	286,983	—	563,250
Depreciation and amortization	42,646	62,315	2,030	106,991
Amortization of intangibles from acquisitions	984	8,530	—	9,514
Stock-based compensation	307	109	6,057	6,473
Operating income (loss)	41,177	(3,719)	(27,547)	9,911

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

A comparison of our segment results for the nine months ended September 30, 2024, and 2023 is as follows:

International Telecom. Revenues within our International Telecom segment increased $6.4 million, or 2.3%, to $282.7 million from $276.3 million for the nine months ended September 30, 2024 and 2023, respectively, primarily as a result of an increase in Fixed Revenues which increased $6.8 million, or 3.8%, to $185.3 million from $178.5 million for the nine months ended September 30, 2024 and 2023, respectively. This increase in Fixed Revenues was primarily the result of network upgrades and expansions as well as improved customer care and marketing strategies which led to an increase in the number of homes passed by high-speed data solutions which allowed us to migrate legacy copper customers to more durable fiber services.

Operating expenses within our International Telecom segment decreased by $9.3 million, or 4.0%, to $225.8 million from $235.1 million for the nine months ended September 30, 2024 and 2023, respectively.  The net decrease was the result of a $15.7 million gain on the disposition of long-lived assets, primarily real estate, and certain cost savings initiatives that were implemented in the current and previous periods partially offset by a $1.5 million charge for restructuring and reorganization costs as well as an increase in other operating expenses.

As a result, our International Telecom segment’s operating income increased $15.7 million, or 38.1%, to $56.9 million from $41.2 million for the nine months ended September 30, 2024 and 2023, respectively.

US Telecom.  Revenue within our US Telecom segment decreased by $21.2 million, or 7.4%, to $265.8 million from $287.0 million for the nine months ended September 30, 2024 and 2023, respectively, primarily as a result of the conclusion of the Emergency Connectivity Fund and Affordable Care Program, both of which provided revenue through April 2024.

Operating expenses within our US Telecom segment increased $18.0 million, or 6.2%, to $308.7 million from $290.7 million for the nine months ended September 30, 2024 and 2023, respectively, as a result of the $35.3 million goodwill impairment charge that was recorded during the nine months ended September 30, 2024 as well as a $3.8 million increase in transaction-related expenses. Partially offsetting these increases was a $3.5 million decrease in the restructuring and reorganization expenses and the impact of certain cost savings initiatives that were implemented in the current and previous periods.

As a result of the above, our US Telecom segment’s operating loss increased by $38.6 million to $42.9 million from $3.7 million for the nine months ended September 30, 2024 and 2023, respectively.

The following represents a year over year discussion and analysis of our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)

REVENUE:
Communication services	$533,055	$547,484	$(14,429)	(2.6)%
Construction	2,609	3,648	(1,039)	(28.5)
Other	12,863	12,118	745	6.1
Total revenue	548,527	563,250	(14,723)	(2.6)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	235,499	237,125	(1,626)	(0.7)
Cost of construction revenue	2,588	3,635	(1,047)	(28.8)
Selling, general and administrative	172,580	184,055	(11,475)	(6.2)
Stock-based compensation	6,521	6,473	48	0.7
Transaction-related charges	3,809	496	3,313	667.9
Restructuring and reorganization expenses	3,535	4,640	(1,105)	(23.8)
Depreciation and amortization	107,196	106,991	205	0.2
Amortization of intangibles from acquisitions	5,916	9,514	(3,598)	(37.8)
Goodwill impairment	35,269	—	35,269	100.0
(Gain) loss on disposition of assets and transfers	(14,919)	410	(15,329)	(3,738.8)
Total operating expenses	557,994	553,339	4,655	0.8
Income (loss) from operations	(9,467)	9,911	(19,378)	(195.5)
OTHER INCOME (EXPENSE):
Interest income	799	362	437	120.7
Interest expense	(36,552)	(30,700)	(5,852)	19.1
Other income (expense)	(1,052)	2,623	(3,675)	(140.1)
Other expense, net	(36,805)	(27,715)	(9,090)	32.8
LOSS BEFORE INCOME TAXES	(46,272)	(17,804)	(28,468)	159.9
Income tax benefit	(10,213)	(6,369)	(3,844)	60.4
NET LOSS	(36,059)	(11,435)	(24,624)	215.3
Net loss attributable to noncontrolling interests, net of tax:	6,059	2,733	3,326	121.7
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(30,000)	$(8,702)	$(21,298)	244.7%

Communications Services Revenue

Mobility Revenue. Mobility revenue decreased by $1.8 million, or 2.1%, to $82.0 million for the nine months ended September 30, 2024 from $83.8 million for the nine months ended September 30, 2023. Mobility revenue from consumer customers decreased by $4.9 million partially offset by an increase in Mobility revenue from business customers of $3.1 million.

The net decrease in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue decreased by $1.1 million, or 1.4%, to $79.7 million for the nine months ended September 30, 2024 from $80.8 million for the nine months ended September 30, 2023. This decrease was primarily related to a decrease in the demand for prepaid voice services partially offset by an increase in the demand for data services. Mobility revenue from consumer customers decreased $4.4 million partially offset by an increase in Mobility revenue from business customers of $3.3 million.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $0.8 million, or 25.8%, to $2.3 million from $3.1 million for the nine months ended September 30, 2024 and 2023, respectively. Mobility revenue from consumer and business customers decreased $0.6 million and $0.2 million, respectively, due to a reduction in subscribers as we continue to put more emphasis on other revenue sources within this segment.

Fixed Revenue. Fixed revenue decreased by $7.2 million, or 2.0%, to $346.7 million from $353.9 million for the nine months ended September 30, 2024 and 2023, respectively. Revenue from business customers decreased by $8.8 million, partially offset by an increase in revenue from consumer customers of $1.6 million. The decrease in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue increased by $6.8 million, or 3.8%, to $185.3 million from $178.5 million for the nine months ended September 30, 2024 and 2023, respectively. Of this increase, $3.3 million and $3.4 million relate to increases in revenue from business and consumer customers, respectively. This increase was a result of network upgrades and expansions which led to an increase in the number of homes passed by high-speed data solutions which allowed us to migrate legacy copper customers to more durable and higher revenue generating fiber services.

●	US Telecom. Fixed revenue within our US Telecom segment decreased by $13.9 million, or 7.9%, to $161.4 million from $175.3 million for the three months ended September 30, 2024 and 2023, respectively. Revenue from business and consumer customers decreased by $12.1 million and $1.8 million, respectively, primarily as a result of the conclusion of the Emergency Connectivity Fund and Affordable Care Programs, both of which provided revenue through April 2024.

Carrier Services Revenue. Carrier Services revenue decreased by $7.0 million, or 6.5%, to $100.0 million from $107.0 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue decreased by $0.5 million, or 4.5%, to $10.5 million, from $11.0 million for the three months ended September 30, 2024 and 2023, respectively, primarily as a result of a decrease in roaming revenues in some of our international markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $6.5 million, or 6.8%, to $89.5 million from $96.0 million, for the nine months ended September 30, 2024 and 2023,

respectively, as a result of the transition of legacy roaming arrangements to carrier service management contracts.

Other Communications Services Revenue. Other Communications Services revenue increased by $2.3 million to $4.4 million from $2.1 million for the nine months ended September 30, 2024 and 2023, respectively, primarily as a result of non-recurring project-related revenue being recognized within our International Telecom and US Telecom segments, respectively, during the nine months ended September 30, 2024.

Construction Revenue

During the nine months ended September 30, 2024 and 2023, Construction revenue decreased to $2.6 million from $3.6 million, respectively, as a result of a decrease in the number of sites completed during 2024 as compared to 2023.

Other Revenue

Managed Services Revenue. Managed Services revenue increased $0.8 million, or 6.6%, to $12.9 million from $12.1 million during the nine months ended September 30, 2024 and 2023, respectively. The net increase in Managed Services revenue, within our segments, consisted of the following:

Within our International Telecom segment, Managed Services revenue increased $0.3 million, or 7.7%, to $4.2 million from $3.9 million for the nine months ended September 30, 2024 and 2023, respectively, as a result of our continued efforts to sell Managed Services solutions across all of our international markets.

Within our US Telecom segment, Managed Services revenue increased $0.4 million, or 4.9%, to $8.6 million from $8.2 million for the nine months ended September 30, 2024 and 2023, respectively, as a result of our continued efforts to sell Managed Services solutions to all of our US markets.

Operating Expenses

Cost of communication services and other. Cost of communication services and other decreased by $1.6 million, or 0.7%, to $235.5 million from $237.1 million for the nine months ended September 30, 2024 and 2023, respectively. The net decrease in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other decreased $3.7 million, or 3.5%, to $102.4 million from $106.1 million for the nine months ended September 30, 2024 and 2023. This segment incurred a decrease in its cost of communication services and other expenses as a result of the impact of cost savings initiatives that were implemented in the current and previous periods partially offset by an increase in these costs to support this segment’s revenue growth.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $1.6 million, or 1.2%, to $133.3 million from $131.7 million for the nine months ended September 30, 2024 and 2023, respectively. Such increase was primarily related to increases in transport costs as well as costs associated with the increase in project-related revenues. These increases, however, were partially offset by the beneficial impact of certain cost savings initiatives that commenced during previous periods as well as a reduction in the costs associated with the Emergency Connectivity Fund program, which was terminated during the second quarter of 2024.

Cost of construction revenue. During the nine months ended September 30, 2024 and 2023, cost of construction revenue decreased to $2.6 million from $3.6 million as a result of a decrease in the number of sites completed during 2024 as compared to 2023.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $11.5 million, or 6.2%, to $172.6 million from $184.1 million during the nine months ended September 30, 2024 and 2023, respectively. The changes in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $0.4 million, or 0.5%, to $85.5 million from $85.1 million for the nine months ended September 30, 2024 and 2023, respectively. This decrease was the result of the beneficial impact of certain cost savings initiatives that were implemented in the current and previous periods within most of our international markets partially offset by an increase in marketing costs incurred in connection with the rebranding of our operations in a certain market.

●	US Telecom. Selling, general and administrative expenses decreased within our US Telecom segment by $9.5 million, or 12.0%, to $69.7 million from $79.2 million, for the nine months ended September 30, 2024 and 2023, respectively. This decrease was primarily related to certain cost savings initiatives that were implemented in the current and previous periods.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead decreased by $2.3 million, or 11.7%, to $17.4 million from $19.7 million, for the nine months ended September 30, 2024 and 2023, respectively, primarily related to certain cost savings initiatives that were implemented in the current and previous periods.

Stock-based compensation. Stock-based compensation for each of the nine months ended September 30, 2024 and 2023 was $6.5 million.

Transaction-related charges.  We incurred $3.8 million of transaction-related charges during the nine months ended September 30, 2024 and $0.5 million during the nine months ended September 30, 2023.

Restructuring and reorganization expenses. In our efforts to advance our cost management actions to drive higher operating margins, we incurred contract terminations and reductions in force costs totaling $3.5 million during the nine months ended September 30, 2024. Of this amount, $1.5 million, $1.1 million and $0.9 million was incurred in the International Telecom segment, US Telecom segment and Corporate and Other segment, respectively.

 In connection with our repositioning of our legacy wholesale roaming operations in our US Telecom segment, we recorded a $4.6 million restructuring charge during the nine months ended September 30, 2023 primarily related to the decommissioning of certain cell sites.

 Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $0.2 million, or 0.2%, to $107.2 million from $107.0 million for the nine months ended September 30, 2024 and 2023, respectively.  The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $8.2 million, or 19.2%, to $50.8 million from $42.6 million, for nine months ended September 30, 2024 and 2023, respectively. Increases were incurred in certain of our international markets as a result of recent capital expenditures used to expand and upgrade our network operations.

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $6.2 million, or 10.0%, to $56.1 million from $62.3 million, for the nine months ended September 30, 2024 and 2023, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $1.7 million to $0.3 million from $2.0 million, for the nine months ended September 30, 2024 and 2023, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions decreased by $3.6 million to $5.9 million from $9.5 million for the nine months ended September 30, 2024 and 2023, respectively, as a result of certain intangible assets becoming fully amortized in recent periods.

Gain on disposition and transfer of assets. During the nine months ended September 30, 2024, we recorded a gain on the disposition of assets of $14.9 million. This gain is comprised primarily of a $15.5 million gain, mostly related to the sale of real estate within our International Telecom segment and a $0.5 million gain pertaining to the previously completed disposition of our renewable energy assets partially offset by a $1.5 million loss on the transfer of certain assets within our US Telecom segment.

During the nine months ended September 30, 2023, we recorded a loss on the disposition of long-lived assets of $0.4 million within our US Telecom segment.

Goodwill impairment. During the nine months ended September 30, 2024, we completed our impairment assessment for our US Telecom segment after identifying events that indicate that the fair value of a reporting unit may be below its carrying value. These events included, the Company’s continued shift away from wholesale roaming and retail operations towards carrier managed services and fixed broadband services, delays in completing significant network upgrade projects, the conclusion of certain government subsidy programs leading to slower consumer growth, and delays in enterprise sales and delivery. The combination of these events led to the reporting unit being unable to meet key financial and operational forecasted targets.

As a result of that analysis, we recorded an impairment of $35.3 million during the nine months ended September 30, 2024.

Interest income. Interest income was $0.8 million and a nominal amount for the nine months ended September 30, 2024 and 2023, respectively. Such increase was the result of increased cash, cash equivalents and restricted cash balances.

Interest expense. Interest expense increased to $36.6 million from $30.7 million for the nine months ended September 30, 2024 and 2023, respectively, as additional interest expense was incurred as a result of an increase in borrowings under our credit facilities.

Other income (expense).   For the nine months ended September 30, 2024, other income (expense) was $1.1 million of expense primarily related to a loss on the extinguishment of the 2022 Alaska Credit Facility, as discussed below, losses on foreign currency transactions and expenses incurred for certain employee benefit plans.

For the nine months ended September 30, 2023, other income (expenses) was $2.6 million of income primarily related to gains from our noncontrolling investments.

Income taxes. Our effective tax rate for the nine months ended September 30, 2024 and 2023 was 22.1% and 35.8%, respectively.

We recorded an income tax benefit of $10.2 million in relation to a pretax loss of $46.3 million for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2024 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $2.4 million expense to associated with the gain on sale of land in a foreign jurisdiction, a $3.7 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, a $1.5 million expense to record an unrecognized tax position for the current year, $2.2 million expense for interest on unrecognized tax positions, and a $0.8 million expense associated with the sale of a partnership interest.

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

Net income (loss) attributable to noncontrolling interests, net of tax.  Net income (loss) attributable to noncontrolling interests, net of tax reflected an allocation of $6.1 million of income and $2.7 million of losses generated by our less than wholly owned subsidiaries for the nine months ended September 30, 2024 and 2023, respectively. Changes in net income (loss) attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income (loss) attributable to noncontrolling interests, net of tax increased by $2.8 million, or 49.1%, to an allocation of $8.5 million of income from an allocation of $5.7 million of income for the nine months ended September 30, 2024 and 2023, respectively, largely as a result of the $15.5 million gain we recorded on the disposition of assets, primarily real estate, and increased profitability at certain less than wholly owned subsidiaries.

●	US Telecom. Within our US Telecom segment, net income (loss) attributable to noncontrolling interests, net of tax decreased by $6.1 million to an allocation of losses of $14.5 million from an allocation of losses of $8.4 million for the nine months ended September 30, 2024 and 2023, respectively, as a result of increased losses, including the impact of the an impairment of goodwill, at our less than wholly owned subsidiaries within this segment.

Net loss attributable to ATN International, Inc. stockholders.  Net loss attributable to ATN International, Inc. stockholders was $30.0 million for the nine months ended September 30, 2024 as compared to $8.7 million for the nine months ended September 30, 2023.

On a per diluted share basis, net loss was $2.24 per diluted share for the nine months ended September 30, 2024 as compared to a loss of $0.80 per diluted share for the nine months ended September 30, 2023. Such per share amounts were negatively impacted by accrued preferred dividends of $4.2 million and $3.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For discussion of ongoing proceedings, see Note 14 to the Consolidated Financial Statements in this Report.

Liquidity and Capital Resources

Historically, we have met our operational liquidity needs and have funded our capital expenditures and acquisitions through a combination of cash-on-hand, internally generated funds, borrowings under our credit facilities, proceeds from dispositions, and seller financings. We believe our current cash, cash equivalents, short term investments and availability under our current credit facilities will be sufficient to meet our cash needs for at least the next twelve months for working capital and capital expenditure requirements.

Total liquidity.  As of September 30, 2024, we had approximately $116.8 million in cash, cash equivalents, and restricted cash. Of this amount, $45.8 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $568.9 million of debt, net of unamortized deferred financing costs, as of September 30, 2024. How and when we deploy our balance sheet capacity, including the availability under our various credit facilities (as further described below), will figure prominently in our longer-term growth prospects and stockholder returns.

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

Cash used in investing activities. Cash used in investing activities decreased by $58.2 million to $66.4 million from $124.6 million for the nine months ended September 30, 2024 and 2023, respectively. This year-over-year decrease in cash used in investing activities was primarily the result of a $56.5 million increase in cash inflows related to the reimbursements of capital expenditures under certain government programs and the 2024 sale of certain assets, primarily within our International Telecom segment, which generated $18.7 million in cash proceeds. These amounts were partially offset by the increase in cash outflows for capital expenditures, including reimbursable amounts, of $16.6 million.

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

For the nine months ended September 30, 2024, we spent approximately $85.7 million for capital expenditures, net of $71.8 million of capital expenditures that are reimbursable under certain government programs. For the nine months ended September 30, 2023, we spent approximately $126.6 million for capital expenditures, net of $14.3 million of capital expenditures that are reimbursable under certain government programs. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Nine months ended September 30,	Telecom	Telecom	Other (1)	Consolidated
2024	$39,440	$116,220	$1,861	$157,521
2023	57,610	83,291	—	140,901
(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

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

Dividends.   During the nine months ended September 30, 2024, our Board of Directors declared $11.0 million of dividends to our stockholders which includes a $0.24 per share dividend declared on September 19, 2024 and paid on October 4, 2024. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. On December 14, 2023, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”). As of September 30, 2024, we had $15.0 million available to repurchase shares of our common stock under the 2023 Repurchase Plan. We did not repurchase any of our common stock during the three months ended September 30, 2024 and repurchased $4.9 million during the three months ended September 30, 2023. We repurchased $10.0 million and $11.7 million of our common stock during the nine months ended September 30, 2024 and 2023, respectively.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $97.5 million for the nine months ended September 30, 2024 as compared to $89.5 million for the nine months ended September 30, 2023.  The increase was primarily related to an increase in net income which, excluding the non-cash goodwill impairment charge and transaction-related charges that were recorded during the nine months ended September 30, 2024, increased by $14.4 million as compared to the nine months ended September 30, 2023.

Cash provided by financing activities. Cash provided by financing activities was $23.5 million and $48.5 million during the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash provided by financing activities of $25.0 million was primarily the result of an increase in cash used for debt repayments, net of borrowings, of $21.7 million, an increase in cash used to pay debt issuance costs of $2.8 million and an increase in cash used for the payment of dividends to our common stockholders of $1.1 million. These increases in cash used for financing activities was partially offset by a decrease in cash used to repurchase our common stock (including shares repurchased from employees and directors to satisfy certain tax withholding obligations) of $1.2 million.

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

We capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility which are being amortized over the life of the debt and $3.5 million were unamortized as of September 30, 2024.

We had $126.8 million outstanding under the 2023 CoBank Term Loan as of September 30, 2024. Under the 2023 CoBank Revolving Loan, we had $69.1 million outstanding and $100.9 million of availability as of September 30, 2024. We were in compliance with all financial covenants as of September 30, 2024.

In October 2023, we entered into a two year, forward starting 1-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, has a fixed SOFR rate of 4.896% and matures on November 13, 2025. The swap agreement had a fair value of $(0.7) million and $(0.5) million as of September 30, 2024 and December 31, 2023.

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

Letter of Credit Facility

On November 14, 2022, we entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of us and our subsidiaries. As of September 30, 2024, $30.9 million of Standby Letters of Credit had been issued under this agreement.

2024 Alaska Credit Facility

On August 29, 2024, Alaska Communications (the “Borrower”) entered into a Credit Agreement (the “2024 Alaska Credit Agreement”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders (the “2024 Alaska Credit Facility”), to provide debt financing in the form of a $300 million, five-year secured term loan facility (the “2024 Alaska Term Facility”) and a $90 million revolving facility (the “2024 Alaska Revolving Facility”).

The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the 2022 Alaska Credit Facility, as defined below, in the amount of approximately $279 million plus accrued and unpaid interest, (b) to pay fees and expenses associated with the completion of this transaction, and (c) for general corporate purposes. As of September 30, 2024, $300.0 million was outstanding under the 2024 Alaska Term Facility.

 Proceeds from the 2024 Alaska Revolving Facility are to be used, subject to certain limitations, (a) to issue letters of credit to replace or backstop existing letters of credit of Alaska Communications and its direct and indirect subsidiaries, and (b) for working capital purposes, capital expenditures and other general corporate purposes. As of September 30, 2024, there were no outstanding borrowings under the 2024 Alaska Revolving Facility and $1.3 million of letters of credit were issued. As a result, $88.7 million was available under the 2024 Alaska Revolving Facility as of September 30, 2024.

 The 2024 Alaska Credit Facility also provides for incremental term loans (“Incremental Term Loans”) up to an aggregate principal amount of the greater of $91 million and Alaska Communications’ trailing consolidated twelve-month EBITDA (as defined in the 2024 Alaska Credit Agreement), subject to the Borrower meeting certain conditions.

In connection the with 2024 Alaska Credit Facility, we incurred $6.9 million of fees and rolled over $2.1 million of fees for the 2022 Alaska Credit Facility to be amortized over the life of the debt. Additionally, we expensed $3.8 million of costs as transaction-related charges and $0.7 million of as a loss on extinguishment of debt included in other expense, within our statement of operations, during the three months ended September 30, 2024.

The maturity date for the 2024 Alaska Credit Facility is August 29, 2029.

Amounts outstanding under the 2024 Alaska Credit Facility bear an interest rate of the following:

Tier / Level	Alaska Communications Total Net Leverage Ratio	Applicable Margin for Term SOFR Loans and L/C Participation Fees	Applicable Margin for Base Rate Loans and Reimbursement Obligations	Applicable Margin for Commitment Fees
I	Greater than 4.00:1.00	4.50%	3.50%	0.40%
II	Less than or equal to 4.00:1.00 but greater than 3.25:1.00	4.00%	3.00%	0.35%
III	Less than or equal to 3.25:1.00 but greater than 2.50:1.00	3.50%	2.50%	0.30%
IV	Less than or equal to 2.50:1.00	3.00%	2.00%	0.25%

Principal payments on the 2024 Alaska Term Facility are due quarterly commencing in the fourth quarter of 2026 in quarterly amounts as follows: from the fourth quarter of 2026 through the third quarter of 2027, $1,875,000; and from the fourth quarter of 2027 through the second quarter of 2029, $3,750,000. The remaining unpaid balance is due on the final maturity date. Payments on any principal amount outstanding under the Incremental Term Loans will be made in installments, on the dates and in the amounts set forth in the applicable amendment for such Incremental Term Loans. The Borrower may prepay all revolving loans under the 2024 Alaska Revolving Facility at any time without premium or penalty (other than any customary SOFR breakage costs), subject to certain notice requirements and balance restrictions.

 The Borrower is required to maintain financial ratios, based on a calculation of EBITDA defined in the 2024 Alaska Credit Agreement, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.75:1.00, stepping down to 4.50:1.00 beginning with the third quarter of 2027, and stepping down to 4.25:1.00 beginning with the third quarter of 2028; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25:1.00. Customary covenants restricting the incurrence or assumption of debt, granting or assuming liens, declaring dividends and making other restricted payments, making investments, dispositions, engaging in transactions with affiliates, changes to the nature of business, modifying organizational documents and material agreements, entering into sale and leaseback transactions, amending or making prepayments on certain subordinated debt, and entering into mergers and acquisitions.

 The 2024 Alaska Credit Facility is secured by substantially all of the personal property and certain material real property owned by Alaska Communications Systems Holdings, the parent company of Alaska Communications (“Holdings”), the Borrower, and its wholly owned subsidiaries, excluding, among other things, certain federal and state licenses where a pledge is prohibited by applicable law or is permitted only with the consent of a governmental authority that has not been obtained.

 The 2024 Alaska Credit Agreement contains usual and customary affirmative and negative covenants of the parties for credit facilities of this type or as otherwise deemed appropriate by the administrative agent, subject to customary exceptions and materiality standards. The 2024 Alaska Credit Agreement also contains certain customary covenants and events of default, as well as, in the event of an occurrence of an “Event of Default,” customary remedies for the lenders, including the acceleration of any amounts outstanding under the 2024 Alaska Credit Facility. Holdings and its wholly owned subsidiaries are guarantors of the Borrower’s obligations under the 2024 Alaska Credit Agreement. The Company is not a guarantor under the 2024 Alaska Credit Agreement, and the lenders have no recourse against the Company in the event of an occurrence of an “Event of Default.” Additionally, the 2024 Alaska Credit Agreement includes certain customary conditions that must be met for the Borrower to borrow under the 2024 Alaska Credit Agreement from time to time.

2022 Alaska Credit Facility

On December 23, 2022, Alaska Communications entered into a Credit Agreement (the “2022 Alaska Credit Facility”) with Fifth Third Bank, National Association, as Administrative Agent, and a syndicate of lenders to provide a Revolving Credit Commitment of $75.0 million (the “2022 Alaska Revolving Facility”) and Term Loan Commitment of $230.0 million (the “2022 Alaska Term Loan”).

The key terms and conditions of the 2022 Alaska Credit Facility included the following:

●	Amounts outstanding bore an interest rate of the forward-looking SOFR rate with a one-month interest period, plus the SOFR Spread Adjustment of 10 basis points, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or at an alternate base rate at a margin that is 1% lower than the counterpart SOFR margin;

●	Principal repayments of $1.4 million were made quarterly commencing with the fourth quarter of 2023;

●	Alaska Communications was required to maintain financial ratios as defined in the 2022 Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1, stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1. In addition to these financial ratios, Alaska Communications was subject to customary representations, warranties and covenants, including limitations on additional indebtedness, liens, consolidations, mergers, assets sales, advances, investments and loans, transactions with affiliates, sale and leaseback transactions, subordinated indebtedness, and changes in the nature of its business; and

●	The 2022 Alaska Credit Facility was non-recourse to us and was secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

On August 29, 2024, all outstanding amounts under the 2022 Alaska Credit Facility were repaid in full using the proceeds received upon the completion of the 2024 Alaska Credit Facility.

Alaska Term Facility

On June 15, 2022, Holdings entered into a secured lending arrangement with Bristol Bay Industrial, LLC (the “Alaska Term Facility”).

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

Alaska Interest Rate Swap Agreements

In November 2023, Alaska Communications entered into two forward starting 1-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200.0 million, with fixed SOFR rates of 4.8695% and 4.8980% and both agreements mature on June 30, 2025. The swap agreements had an aggregate fair value of $(1.3) and $(1.2) million as of September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024, Commnet Wireless had $46.6 million outstanding, of which $7.9 million was classified as being current on our balance sheet, and $9.2 million of availability under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.4 million were unamortized as of September 30, 2024.

One Communications (Guyana) Credit Facilities

On October 12, 2022, One Communications (Guyana) f/k/a GTT received approval from Republic Bank (Guyana) Limited for a $2.9 million term facility and a $5.7 million overdraft facility (the “Guyana Credit Facilities”).

The Guyana Credit Facilities are secured by real estate assets and carry a fixed interest rate of 7.5% which will be reviewed by the bank from time to time and subject to change at the bank’s discretion. The term facility is repayable over five years in equal monthly installments of principal and interest, commencing one month after funds are advanced. The overdraft facility will expire on February 28, 2025.

As of September 30, 2024, there were no outstanding amounts under the GTT Credit Facilities.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2021. Sacred Wind submitted a corrective action plan to comply with the financial covenant as of December 31, 2025. On May 5, 2022, Sacred Wind’s corrective action plan was accepted by the RUS. As of September 30, 2024, we were in compliance with that corrective action plan.

As of September 30, 2024, $25.8 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.4 million was current and $22.4 million was long term.

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

As of September 30, 2024, $60.0 million of the Viya Debt remained outstanding and $0.2 million of the rate lock fee was unamortized.

On May 5, 2022, RTFC agreed to amend the Net Leverage Ratio to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually, and we were in compliance with the Net Leverage Ratio as of December 31, 2023.

Debt Maturity

The table below summarizes the annual maturities of our debt instruments (amounts in thousands):

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other	Debt	Credit Facility
October 1, 2024 through December 31, 2024	$919	$—	$813	$1,732	$1,950
Year ending December 31, 2025	3,469	—	4,875	8,344	8,027
Year ending December 31, 2026	5,469	60,000	8,125	73,594	8,405
Year ending December 31, 2027	13,098	—	9,750	22,848	8,803
Year ending December 31, 2028	18,858	—	78,870	97,728	9,224
Thereafter	283,942	—	93,437	377,379	10,198
Total	325,755	60,000	195,870	581,625	46,607
Debt Discounts	(9,083)	(175)	(3,461)	(12,719)	(398)
Book Value as of September 30, 2024	$316,672	$59,825	$192,409	$568,906	$46,209

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

In addition, the 2023 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of September 30, 2024, we were in compliance with all of the financial covenants of the 2023 CoBank Credit Facility.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During each of the three months ended September 30, 2024 and 2023, we recorded $0.1 million and $0.3 million, respectively, in losses on foreign currency transactions. During each of the nine months ended September 30, 2024 and 2023, we recorded $0.6 million and $0.9 million, respectively, in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

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

Interest Rate Sensitivity. As of September 30, 2024, we had $245.9 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 100-basis-point change in the interest rates on our variable rate debt would result in a $2.5 million change in our annual interest expense.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loans within our credit facilities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On December 14, 2023, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”).  We did not repurchase any of our common stock during the three months ended September 30, 2024 and have $15.0 million available to be repurchased under the 2023 Repurchase Plan as of September 30, 2024.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

While the Company does allow for its officers and directors to enter into trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1 with the Company’s prior approval, during the quarter ended September 30, 2024, none of the Company's directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits:

10.1

Joinder, Consent, First Amendment and Reaffirmation Agreement, dated July 10, 2024, among ATN International, Inc as Borrower, SWC Telesolutions, Inc., ATN International Telecom Group, LLC, CoBank, ACB, as Administrative Agent, Fifth Third Bank, N.A., MUFG Bank, Ltd. and the Guarantors party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file No. 001-12593) filed on August 9, 2024.

10.2

Credit Agreement, dated as of August 29, 2024 among Alaska Communications Systems Group, Inc., as borrower (the “Borrower”), and its holding company, Alaska Management, Inc. (“Holdings”), and certain of Holdings’ direct and indirect subsidiaries, as guarantors, Bank of America, N.A., as administrative agent, an L/C issuer and swing line lender, Fifth Third Bank, National Association, as an L/C issuer, the lenders party thereto, and BofA Securities, Inc, Fifth Third Bank, National Association, BMO Bank NA, The Huntington Bank National Association, and MUFG Bank Ltd., as joint lead arrangers, and BofA Securities, Inc, Fifth Third Bank, National Association, and MUFG Union Bank, N.A., as joint bookrunners, and Fifth Third Bank, National Association, and MUFG Bank Ltd., as co-syndication agents, and BMO Bank NA, The Huntington Bank National Association and CoBank ACB, as co-documentation agents, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-12593) filed on August 29, 2024.

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

ATN International, Inc.

Date: November 12, 2024	/s/ Brad W. Martin
Brad W. Martin
Chief Executive Officer

Date: November 12, 2024	/s/ Carlos R. Doglioli
Carlos R. Doglioli
Chief Financial Officer