Form 10-K
period 2024-12-31
ATN International, Inc.
filed 2025-03-17
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2024, was approximately $231 million based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market.

As of March 17, 2025, the registrant had 15,481,207 outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the impact of federal support program revenues; expectations regarding future revenue, operating income, EBITDA and capital expenditures; the competitive environment in our key markets, demand for our services and industry trends; expectations regarding litigation; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of our operations, including operating margins, revenues, capital expenditures, and the retention of and future growth of our subscriber base and ARPU; (2) our ability to replace and remove all prohibited mobile telecommunications equipment in our US network on the timeframe and at the cost approved by the Federal Communications Commission; (3) our ability to satisfy the needs and demands of our major carrier customers; (4) our ability to maintain government funding, including as a result of changes to governmental policies and programs, regulation of our businesses, and changes to funding imposed by the new US administration, which may impact our revenue, operating costs, and telecommunications licenses; (5) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (6) our ability to efficiently and cost-effectively upgrade our networks and information technology platforms to address rapid and significant technological changes in the telecommunications industry; (7) continued access to capital and credit markets on terms we deem favorable; (8) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (9) our ability to continue to cost-effectively service our debt to levels needed to fund our business  given rising interest rates; (10) our estimated plan with respect to material construction projects and the effect such progress will have on our financial results; (11) increased risk of political, geopolitical and other risks and opportunities facing our operations, including those resulting from the new US administration, the persistence of high inflation, and other macroeconomic headwinds including increased costs, higher interest rates, availability of exchanging foreign currency into US dollars, and supply chain disruptions; (12) the loss of, or an inability to recruit and retain skilled personnel in our various jurisdictions, including key members of management; (13) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals; (14) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage for these assets; and (15) increased competition.

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

References to dollars ($) refer to US dollars unless otherwise specifically indicated

PART I

ITEM 1.  BUSINESS

Strategy

We believe that access to reliable, high-quality communications services for data, voice and video is fundamental to the economic growth and well-being of every community and should be easy and ubiquitous. Our strategy is informed by our mission which is to digitally empower people and communities so that they can connect with the world and prosper. We seek to do so by providing our customers with critical communication technologies that enable rural and remote communities to access reliable, high-speed broadband access through fiber or fiber-like services. These services are essential for allowing these communities to access things such as healthcare, education, and economic opportunities.

At the start of 2022, we launched a three-year strategy to deploy capital into fiber and fiber-fed high-speed data solutions to increase our network reach and grow the number of business and consumers utilizing high-speed broadband services. The key elements of our strategy are the following:

●	Glass & Steel™. We have focused on building and owning advanced digital infrastructure to adapt and meet our customers’ evolving connectivity needs. This investment period has been focused on advancing our carrier managed services business, enabling us to utilize critical infrastructure while transitioning away from legacy wholesale services business.

●	First-to-Fiber. We have pursued a “first-to-fiber” strategy targeting underbuilt or historically underserved markets to “close the digital divide” in our rural or remote markets. We used a variety of technologies to pursue our goal of closing the digital divide while ensuring a viable return on our investment. In addition to deploying our own capital, we utilized federal, state, local or tribal government funding incentives and programs. As of December 31, 2024, we had approximately 800,900 homes passed by our broadband services of which 53% of those homes had access to high-speed data (HSD) (defined as download speeds equal to or more than 100 megabits per second), and approximately 203,200 broadband subscribers, of which 69% were HSD broadband subscribers, and 11,921 fiber route miles. While we expect that our rate of organic investment will continue to slow, we anticipate that we will continue to access federal, state, local or tribal government funding incentives and programs to supplement our investments in this area.

●	Operational Efficiencies. We have focused on enhancing operational efficiencies to reduce operating costs and improve operating margins. This includes initiatives to streamline legacy copper-based networks and align our workforce with our business needs. We anticipate these efforts will continue across both of our segments.

●	Localized Operations. We believe that strong local management enhances our customer relationships and reduces risk. By maintaining these relationships and leveraging our management experience and operational, technical, and financial expertise with company-wide resources, we can assist these local management teams in further improving operations and growing their businesses.

●	Capital Allocation Strategy Designed for Long-Term Investor Return. We take a long-term perspective on our businesses, which we believe enhances our likelihood of success while mitigating risk. When evaluating investment opportunities, we seek out infrastructure-based services that result in steady, long-term cash flows. The durability of these investments ensures consistent operating cash flows over extended periods that enable us to re-invest in our core operations, reduce debt, and return value to our investors through dividends or stock repurchases. We consider new investments, acquisitions and dispositions on a disciplined, return-on-investment basis.

As of December 31, 2024, we completed our planned three-year capital investment phase which has increased the capabilities and lifespan and reduced the operating costs of our networks. We are focused on fully leveraging our upgraded network assets. Our strategy prioritizes optimizing business performance to enhance margins, generating increased cash flow and delivering sustained value to our shareholders and customers over the long term.

Overview

We provide digital infrastructure and communications services in the United States, primarily in the western US, the Navajo Nation and Alaska, and internationally, including Bermuda and the Caribbean region. We focus on smaller markets, many of which are rural or remote, that have a growing demand for connectivity services. Through our operating subsidiaries, we primarily provide: (i) fixed and mobile telecommunications connectivity to residential, business and government customers, including a range of high-speed internet and data services, fixed and mobile wireless solutions, and video and voice services; and (ii) carrier communications services, such as communications tower facilities to large business and government customers, and terrestrial and submarine fiber optic transport.

About the Company

We are a leading provider of digital infrastructure and communications services with a focus on rural and remote markets in the United States, and internationally, including Bermuda and the Caribbean region.

We have developed significant operational expertise and resources that we use to augment our capabilities in our local markets. With this support, our operating subsidiaries can improve their quality of service with greater economies of scale and expertise than would typically be available in the size markets we operate in. We provide management, technical, financial, regulatory, and marketing services to our operating subsidiaries and typically receive a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. We also actively evaluate investment opportunities and other strategic transactions, both domestic and international, and generally look for those that we believe fit our profile of telecommunications businesses while keeping a focus on generating excess operating cash flows over extended periods of time. We use the cash generated from our operations to maintain an appropriate ratio of debt and cash on hand and to re-invest in organic growth, to fund capital expenditures, to return value to our stockholders through dividends or stock repurchases, and to make strategic investments or acquisitions.

For further information about our financial segments and geographical information about our operating revenues and assets, see Notes 1 and 14 to the Consolidated Financial Statements included in this Report.

As of December 31, 2024, we offered the following types of services to our customers:

●	Fixed Telecommunications Services. We provide fixed data and voice telecommunications services to business and consumer customers. These services include high-speed consumer broadband and high-speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. We deliver services to other telecommunications providers including the leasing of critical network infrastructure such as tower and transport facilities, wholesale roaming and long-distance voice services, site maintenance and international long-distance services.

●	Mobile Telecommunications Services. We offer mobile communications services over our wireless networks and related equipment (such as handsets) to both business and consumer customers.

●	Managed Services. We provide information technology services such as network, application, infrastructure and hosting services to both our business and consumer customers to complement our fixed telecommunications services in our existing markets.

Through December 31, 2024, we identified two operating segments to manage and review our operations, as well as to support investor presentations of our results. These operating segments are as follows:

●	US Telecom. In the United States, we offer fixed, carrier, and managed services to customers in Alaska and the western United States. In 2024, we ceased providing mobility services to retail customers in the western United States.

●	International Telecom. In our international markets, we offer fixed, carrier, mobility and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served during 2024:

International Telecom			US Telecom
Services	Markets	Tradenames	Services	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications, GTT (1), Viya	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic, GTT, Viya	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands	One Communications, GTT, Viya, Essextel	Carrier Services	United States	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, GTT, Viya, Brava, Fireminds (2)	Managed Services	United States	Alaska Communications, Choice
(1)	In 2024, we completed a rebranding in Guyana. GTT is now known as One Communications. We refer throughout this report to our business in Guyana as “OneGY.”
(2)	In 2024, we completed a rebranding of our services offerings to government and large business customers, including those services formally known as Fireminds, which is now known as Brava.

Our principal corporate offices are located at 500 Cummings Center, Suite 2450, Beverly, Massachusetts, 01915. The telephone number at our principal corporate offices is (978) 619-1300.

Available Information

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

US Telecom Segment

Our US Telecom segment generates fixed, carrier, mobility and managed services revenues in Alaska and parts of the western United States.

In Alaska, we own approximately 52% of the common equity of the operating company, Alaska Communications, and control its operations and management. Our co-investors in Alaska Communications, Freedom 3 Capital, LLC as well as other institutional investors (collectively the “Freedom 3 Investors”), collectively own the remaining 48% of the common equity of Alaska Communications.

In November 2022, we acquired the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), a rural telecommunications provider in New Mexico (the “Sacred Wind Transaction”). As part of the Sacred Wind Transaction, we paid a combination of cash and equity for Sacred Wind, resulting in the Sacred Wind stockholders becoming minority owners in the new business formed by combining Sacred Wind with our existing operations in the western United States, Commnet. Beginning on November 7, 2022, the results of the Sacred Wind Transaction are included in our US Telecom segment.

Revenues from our US Telecom segment were approximately 48% of our consolidated revenues for fiscal years 2024 and 2023.

Carrier Services

Carrier Services.  In Alaska, we provide wholesale voice and internet connectivity to carrier customers.  In the western United States, we provide wholesale mobile voice and data roaming services in rural markets and wholesale transport services to national, regional, local and select international wireless carriers as part of our carrier services as well as tower rental, backhaul and maintenance services. Our largest wholesale networks are located principally in the western United States.

In Alaska, we provide connectivity to our wholesale customers, either through direct sales of wholesale transport over our terrestrial or subsea networks or by entering into transactions whereby we agree to build, host or maintain networks on behalf of another carrier over a contracted term.

In the western United States, we provide network infrastructure services as part of our expanded carrier services, such as tower leasing and transport facilities to our carrier partners, to supplement our historic revenue base. By the end of 2024, we substantially completed the build of AT&T’s network for the First Responder Network Authority (“FirstNet”). Ongoing, we are providing equipment and site maintenance and high-capacity transport from these FirstNet cell sites to AT&T’s core network for an initial term ending in 2031. In March of 2025, we amended the FirstNet agreement to extend the deadline for completing the build requirements. In 2023, we signed our second major Carrier Managed Services (“CMS”) agreement with Verizon to build out a large network to support their customer base. We expect the Verizon build to be substantially complete by the end of 2025.

We also have roaming agreements with each of the three US national wireless network carriers (AT&T, T-Mobile, and Verizon Wireless) along with several other wireless service providers. Other than these agreements with the national carriers, our standard roaming agreements are usually terminable within 90 days. While we continue to provide services pursuant to these roaming agreements, our business focus has shifted away from traditional roaming and toward a network infrastructure model of carrier services.

Sales and Marketing. Our wholesale transport customers are predominately communications carriers such as local exchange carriers, wireless carriers, internet service providers and interstate integrated providers. Our services are mainly sold through direct and inside sales. Our business customers select from our wide range of service offerings tailored to meet their needs.

We believe that our ability to deliver reliable, high capacity backhaul across multiple provider footprints, both from licensed fixed wireless microwave and fiber access solutions, creates value for our customers who are typically unable to scale their rural access capacities as rapidly and successfully as they can in less remote markets. We are investing in the expansion of our regional fiber and network asset footprint, and in enhanced network reliability and route diversity, in the expectation that our carrier customers will have greater demand for higher capacity, higher reliability and lower latency backhaul to support their own investments in network deployments.

Fixed Services

Services. In Alaska, we provide fiber broadband and managed IT services, offering technology and service-enabled customer solutions to business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers in the most populated communities throughout the state. Our facilities-based communications network connects to the contiguous states via our two diverse undersea fiber optic cable systems. We provide high-capacity data networking, internet connectivity, voice communications and IT Services. Networking services include Ethernet and IP routed services as well as switched and dedicated voice services. In addition, we offer other value-added services such as network hosting, managed IT services and long-distance services. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a largely two-player terrestrial wireline market and our customers are primarily business customers.

In the western United States, we provide fiber and fixed wireless services to business customers such as schools, libraries, mine operators and state and local governments as well as residential customers. Our focus in the western United States is to continue to build-out our residential and commercial broadband services.

Network. We provide communications and IT solutions that connect Alaskans, as well as customers in the continental United States, to the world. This is based on an extensive facilities-based wireline telecommunications network in Alaska that we operate. We continually upgrade our network to provide higher levels of performance, higher bandwidth speeds, increased levels of security and additional value-added services for our customers. We operate significant terrestrial and submarine fiber miles which serve as the backbone of our network with a focus on reaching government and large business customers. Our network is extensive within Alaska’s urban areas and connects our largest markets, including Anchorage, Fairbanks and Juneau with each other and the contiguous states as well as many rural areas. Residential broadband customers are served in Alaska with a mix of fiber-driven broadband and copper-based DSL internet access.

We own and operate two undersea fiber optic cable systems, AKORN® and Northstar, that provide diverse routing from our Alaskan network to our facilities in Oregon and Washington designed to serve the critical communications requirements of our internal companies and the requirements of our external customers. Through our landing stations in pacific northwest, we also provide an at-the-ready landing point for other large fiber optic cables, and their operators, connecting the US to networks in Asia and other parts of the world.

Our terrestrial fiber network on the North Slope of Alaska allows us to provide broadband solutions to the oil and gas sector and to advance our sales of managed IT services.  Rural healthcare, education, and business customers are served by a satellite earth station network utilizing a combination of Geosynchronous Equatorial Orbit (“GEO”) and low earth orbit (“LEO”) satellite capacity. These satellite services provide internet and WAN backhaul connectivity to our customers.

In the western United States, we have deployed, and are working to deploy more, carrier-grade fiber optic networks strategically throughout our markets to continue to serve government, education, healthcare, business, consumer and tribal customers in Arizona, Nevada, New Mexico, Colorado and Utah. We are continuing to expand our capacity offerings with a focus on enhancing our owned and leased transport facilities. The expansion of our network anchored by new fiber deployments is facilitating a long-held vision for reducing reliance on limited capacity microwave backhaul and enabling new wholesale agreements with additional national and regional carriers for both lit and dark fiber services.

Competition. In Alaska, we face competition in our markets from larger competitors with substantial resources. For traditional voice and broadband services, we compete with GCI and AT&T on a statewide basis, and smaller providers such as Matanuska Telephone Association, Inc., a co-op owned telephone and internet service provider operating in the Matanuska Valley region of Alaska, on a more local basis.

In the western United States, we experience competitive pressures from ILEC providers such as AT&T, Comcast, Windstream Lumen and Frontier along with their channel partners and other smaller regional providers and cooperatives. Similarly, national fiber providers such as Zayo also offer our customers services and employ vast wholesale channel solutions. Our ability to offer full-service solutions across multiple LEC service areas and very remote sites back to mobile telephone switching offices continues to be a market differentiator and a key driver of our success.

Our fixed services in the United States also face additional competitive pressure from the continued development and commercialization of LEO satellite technologies with the capacity for providing high-quality data services to our customers.

Mobility Services

Mobility Services. Historically, we offered mobile services to retail customers in certain rural markets already covered by our wholesale networks in the western United States. During 2024, we transitioned our focus to carrier services and at the end of the year, we ceased providing retail mobile services under our own brand to retail customers.

Replace and Remove Program. In July 2022, we were approved to participate in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of communications equipment and services in their networks that has been deemed to pose a national security risk. Pursuant to the Replace and Remove Program, our eligible subsidiaries in the western United States and in the US Virgin Islands were initially allocated up to approximately $207 million under the Replace and Remove Program, however, in December 2024 this program was fully funded for an increased allocation to the Company of approximately $517 million. The Replace and Remove Program requires each of our participating subsidiaries to complete the project no later than a specified deadline, which is currently in the third quarter of 2025. As of December 31, 2024, we have received approximately $131 million in reimbursements under the Replace and Remove Program. For a discussion of our risks in completing the project on the timeline and currently allocated budget, please see “We are reliant on government funding to execute on the FCC’s Replace and Remove program” in our Risk Factors.

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

International Telecom Segment

Our International Telecom segment generates fixed, carrier, mobility and managed services revenues in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands. Revenues from our International Telecom segment were approximately 52% of our consolidated revenues for fiscal years 2024 and 2023.

During 2024, we took significant steps to integrate and align management across our international markets, thereby driving efficiencies and advancing the shared mission of these markets. As part of these efforts, we consolidated our international management team and developed new shared branding across the segment. We launched our new brand, Brava, in our four international markets and in the Caribbean region generally. Brava is focused on the delivery of high-quality business, managed and connectivity solutions to government and large business customers. We also introduced unified branding across two of our networks; now, we sell fixed and mobility services under the “One Communications” brand in both Bermuda and Guyana.

Fixed Services

High-Speed Data Services and Networks. We offer high-speed broadband and data connectivity services to   residential and business customers in all our International Telecom markets. We provide a number of broadband internet plans with varying speeds to address different customer needs and price requirements in our various markets. As of December 31, 2024, we had approximately 203,200 broadband customers across our international markets and approximately 69% of those customers had access to high-speed networks.

Our high speed data services are delivered over fiber to the premises using fiber-optic and hybrid fiber coaxial cable (“HFC”) networks throughout our international markets. We make efforts to construct our high speed networks with durable materials and routes redundancies that are designed to withstand the climate of the regions, including challenges such as high winds. In Guyana, we are working to migrate customers in Guyana from the legacy copper network and its DSL broadband internet service to either fiber or fixed wireless networks.

Voice Services and Digital Switching. We offer fixed voice services that include local exchange, regional and long distance calling and voice messaging services to residential, government and business customers in Bermuda, Guyana, the Cayman Islands and the US Virgin Islands. With respect to our international long-distance business, we also collect payments from foreign carriers for handling international long-distance calls originating from the foreign carriers’ countries and terminating on our network. We also make payments to foreign carriers for international calls originating on one of our networks and terminating in the foreign carrier’s countries and collect from our subscribers or a local originating carrier a rate that is market-based or set by regulatory tariff. All fixed access lines in our network are digitally switched from our switching centers in the US Virgin Islands, Bermuda, Cayman Islands and Guyana.  Our switching centers in these markets enable dedicated monitoring of our network designed to ensure quality and reliable service to our customers.

Video services. We offer video services in Bermuda, the Cayman Islands, and the US Virgin Islands. We have several offerings available to our video customers, including basic and tiered local and cable TV channels grouped into various content categories, such as news, sports and entertainment.

Sub-Sea Fiber Networks. Our international voice and data networks link with the rest of the world through undersea fiber-optic cables in the Caribbean and Atlantic regions. These cables are crucial arteries that supply access to communications services for islands and remote markets like the ones in which we operate. Our sub-sea fiber connectivity utilizes physically diverse routes, designed to supply resilient services to our customers. Our sub-sea fiber network is comprised of both owned assets (through memberships of certain consortia) and assets leased from third parties.

Sales and Marketing. Our fixed services are sold through five main distribution channels: digital, company owned and operated retail/pop-up retail, authorized dealers and agents, direct sales, and inside sales. Business and residential customers are able to purchase any of our standalone or bundled data, managed services, security services, and voice services through any of our above channels. We are seeking to grow and protect our existing business customer base with our Brava service offerings, which are provided through a simplified bundling approach that enhances our value proposition and brand position in our markets. We have invested in a number of Brava sales support and delivery resources to support subscriber growth and enhance delivery quality.

Competition. We compete with a limited number of other providers, including Digicel, Liberty Latin America, and individual newer entrants in select markets, with respect to various services. We believe our breadth of services and regional strategy to strengthen and enhance our business offerings provide us with a strong competitive position and the ability to win and retain an economically viable share of our markets.

Mobility

We provide mobile, data, and voice services to retail and business customers in Bermuda, Guyana and in the US Virgin Islands. We also provide roaming services for many of the largest US providers’ and other international operators’ customers visiting these locations. As of December 31, 2024, we had approximately 389,000 mobile subscribers in our International Telecom segment.

Products and Services. A significant majority of our international customers use prepay plans, which require them to pay in advance for our mobile services. These plans allow customers to purchase a specific amount of voice minutes, text messages, or data for a specified period of time before usage. A smaller minority of customers subscribe to our postpaid plans that allow customers to select a plan with voice minutes, text messaging, a given amount of data and other features that recur on a monthly basis and are billed at the end of the service period.

Network and Operations: We offer our mobility services over 4G (LTE) in all of our markets (other than in the Cayman Islands) with emerging 5G in Bermuda and the US Virgin Islands. We own and operate base stations on owned and leased sites throughout our international markets. Except for VoLTE, which has components in each market and leverages shared components in Miami and Denver, all of our mobile networks have their core supporting facilities in the home network in the US Virgin Islands, Bermuda and Guyana. Our local Network Operations Centers (“NOCs”) provide dedicated monitoring of our networks and are designed to ensure that we have continuous monitoring of all our wireless and wireline facilities.

The transport networks in all the markets are primarily fiber based with route diversity provided by the deployment of fiber rings where possible and supplemental microwave deployments. The vast majority of the networks are IP based utilizing MPLS for redundancy to provide high availability networks. Standby power is provided by back up battery and generators. As part of our three-year capital investment strategy, we have made upgrades designed to enhance the resiliency of our network. We have standardized business continuity and disaster recovery plans and engaged in regular reviews and testing of those plans throughout the markets. Connection between these markets and the rest of the world is principally through subsea fiber networks described in our “International Telecom – Fixed Services – Sub-Sea Fiber Networks” section above.

Sales and Marketing. We provide mobile services, mobile connectivity devices and account management through five main distribution channels: digital, company owned retail/pop-up retail, authorized dealers/agents, direct sales, and inside sales. Business and residential customers are able to purchase any of our services, prepaid mobile, postpaid mobile, and mobile data, through any of the above channels. Customers are also able to purchase devices and accessories to enhance their services through these same channels. We offer a full suite of mobile devices and add-on accessories, similar to what is typically available in most other countries. Our sales channels are strategically located throughout our service areas, staffed by trained, branded, and supported sales and service representatives.

Handsets and Accessories. We offer a diverse line of wireless devices and accessories designed to meet both the personal and professional needs of our customers. These devices support a variety of wireless connectivity technologies that are deployed across our various markets. Our device assortment includes a wide range of smartphones including those featuring the Android™ and iOS™ operating systems in addition to a full line of feature phones, wireless hotspots and various wireless solutions for small businesses. To complement our phone offerings, we sell a complete range of original equipment manufacturer and after-market accessories that allow our customers to personalize their wireless experience, including phone protection, battery charging solutions and Bluetooth hands-free kits.

Competition. We believe we compete for wireless retail customers in our international markets based on features, price, technology deployed, network coverage (including through roaming arrangements), quality of service and customer care. We compete against Digicel and Liberty Latin America in the Caribbean region, other smaller local providers, and in the US Virgin Islands, against one or more US national operators or mobile virtual network operators.

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

ATN Values	Description
Commitment	Operate for the Long-Term
Respect	Variety of Viewpoints
Excellence	Smart and Determined Work
Accountability	Do What You Say
Thoughtfulness	Caring Behavior
Empowerment	Leaders at Every Level

ATN Workforce Overview

As of December 31, 2024, we had approximately 2,300 employees, of whom approximately 900 were employed in the United States (including the US Virgin Islands) and approximately 1,400 were employed by our international subsidiaries. At the holding company level, we employ our executive management team and staff. Approximately 31% of our total employee population are covered by contracts with various unions. Employees represented by unions are located in Alaska and all our international markets except for the Cayman Islands. As of the end of 2024, we believe we have a good relationship with our unions.

Commitment to Local Management and Variety of Viewpoints

We seek engaged managers who have strong values, integrity, knowledge of our market and business model, and have respect for differing viewpoints. We strive to cultivate a dynamic working environment that fosters a greater understanding of our differences and strengthens our company.

We rely heavily on local management teams to run our subsidiary operating units. Many of the markets in which we operate are small and remote, and in some cases are subject to government restrictions on granting work visas, all of which makes it difficult to attract and retain talented and qualified managers and staff in those markets.

Employee Engagement and Development

Together with our subsidiaries, we are dedicated to enhancing the use of technology in the various communities we serve. We believe having management and staff with deep local expertise of the communities in which they operate is crucial to our success and to our ability to have a positive impact on those communities. We celebrate different perspectives and backgrounds because we believe they help us to have a stronger, more creative, and more successful workplace.

We are proud to offer benefits to our employees that promote wellness and personal care, a safe work environment and career growth opportunities. We regularly utilize performance development tools for our employees, which are focused on driving engagement and high performance through frequent communication throughout the year.

Our employee engagement survey provides employees with the opportunity to share confidential feedback on what they believe has been working well and where they believe we can improve to better support our employees. Our focus areas for engagement include skills development and manager performance. Anonymous, aggregated results are shared with employees, and the results inform our long-term action plans aimed at continuously improving our work environment.

US Federal Regulation

At the federal level in the United States, we are regulated in large part by the FCC. Our operations in the United States are subject to the Communications Act of 1934, as amended, including the Telecommunications Act of 1996 (“Communications Act”), and the FCC’s implementing regulations.

The FCC provides regulations that impose certain disclosures, operational measures, and regulatory payment obligations applicable to both our fixed and wireless services. To date, that includes, but is not limited to:

●	Regulatory Fees and Contributions. We are obligated to pay certain annual regulatory fees and assessments to support FCC regulation of wireless and wireline providers, as well as fees to support federal universal service programs, number portability, regional database costs, centralized telephone numbering administration, telecommunications relay service for people who are deaf or hard of hearing, and application filing fees. These fees are subject to periodic change by the FCC and the manner in which carriers may recoup these fees from customers is subject to various restrictions.
●	Broadband Disclosures. The FCC requires broadband service providers to display “nutrition labels” at the point of sale, that disclose information about broadband prices, introductory rates, data allowances, broadband speeds, and latency, and to disclose their broadband network management practices on their websites or via an FCC website.
●	Broadband Data Collection. The FCC requires broadband service providers to submit twice annual reports detailing their broadband deployment by location, speed, and technology.

●	Robocalls. The FCC continues to take steps to limit unwanted and illegal telephone calls, including restricting the use of automatic telephone dialing systems and artificial or prerecorded voice messages, requiring the implementation of STIR/SHAKEN caller ID authentication framework in the Internet Protocol (“IP”) portions of provider networks, establishing the Do-Not-Call registry in coordination with the Federal Trade Commission, and permitting voice service providers to block calls in certain circumstances.
●	Telecommunications Privacy Regulations. We are subject to federal regulations relating to privacy and data security that impact all parts of our business.
●	911 and 988 Call Routing. The FCC requires that providers transmit all 911 emergency calls to an appropriate public safety answering point (“PSAP”) based on the caller’s location and all 988 calls to the National Suicide Prevention Lifeline.
●	CALEA and Cybersecurity. We are required to provide law enforcement agencies with capacity and technical capabilities to support lawful wiretaps pursuant to the Communications Assistance for Law Enforcement Act. Furthermore, we are required to secure our networks from unlawful access and interception.

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

Spectrum Licenses. We provide our wireless services pursuant to various commercial mobile radio services (“CMRS”) licenses issued by the FCC. Some of these licenses are site-based while others cover specified geographic market areas. The specific radio frequencies, the authorized spectrum amounts, and certain of the technical and service rules vary depending on the licensed service. In addition to CMRS licenses, our wireless business relies on common carrier and non-common carrier fixed point-to-point microwave licenses issued by the FCC.  Most of our license grants are for a period of ten years and are renewable upon application to the FCC. The FCC conditions some spectrum licenses on the satisfaction of certain obligations to construct networks covering a specified geographic area or population by specific dates. We are substantially in compliance with the applicable construction requirements that have arisen for the licenses we currently hold and at this time, do not expect to be in violation of future construction requirements.

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

The FCC has adopted requirements for CMRS providers to promote access to reliable 911, hearing aid compatible devices, emergency alerting, and first responder communications. For example, wireless providers are obligated to transmit all 911 calls to an appropriate PSAP based on geographic data generated by increasingly accurate location information technologies mandated by the FCC. The FCC also has adopted obligations on wireless providers related to network reliability and resiliency and disaster management. To our knowledge, we comply with the foregoing obligations currently applicable to our operations, and we devote resources necessary to meet these obligations and maintain network services.

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

USF High-Cost Support. The FCC’s high-cost USF (or alternatives to former high-cost USF) mechanisms promote the deployment and operation of voice and broadband networks in areas where high costs would otherwise undermine the availability of service to consumers, including in rural, insular, and remote areas. High-cost support mechanisms generally include explicit conditions to deploy broadband to new locations and provide service meeting specified standards.

We receive several forms of high-cost support, including but not limited to, as follows:

●	We receive federal USF support under the Alaska Connect Fund (“ACF”). Beginning January 1, 2025, we expect to receive $25.6 million per year until December 31, 2028. Beginning in 2029 and continuing through 2034, the amount of ACF support will be determined by FCC staff taking into consideration broadband deployment funded through the Broadband Equity Access and Deployment Program. The ACF replaced the $19.7 million per year that we had received in Connect America Fund II support in Alaska;
●	As part of the Enhanced Alternative Connect America Model funding available to our operations in the western United States, we are estimated to receive approximately $109 million over the next 14 years, through 2038, with approximately $9 million annually through 2030 before a gradual step down to $6 million annually in 2038. This funding is subject to a requirement to deploy voice and broadband service at speeds of 100/20 Mbps to all required locations by the end of calendar year 2028;
●	We receive approximately $8 million per year in Connect America Fund II support in the rural southwest until July 2028;
●	We receive approximately $5.5 million annually in the US Virgin Islands through December 31, 2025 (this annual support is scheduled to end in 2025), subject to the requirement to enhance network resiliency and operations in those markets;
●	We were awarded approximately $2.3 million annually in the western United States through December 31, 2031 as part of the Rural Digital Opportunity Fund Phase I (“RDOF”) auction. In exchange for this support, we committed to deploy voice and broadband service to areas covered by our remaining winning bids within six years and to provide service in those areas for ten years. In 2024, we transferred $1.3 million of the annual awards to other providers and returned $0.3 million of the annual awards to the FCC;
●	We receive state USF support in Alaska, which for the fiscal year ended December 31, 2024 was approximately $2.5 million.

As of December 31, 2024, we were in compliance in all material respects with our deployment and service requirements associated with such funding. If we fail to meet these obligations or require substantial additional capital expenditures to meet the obligations in a timely manner, our revenue, results of operations and liquidity may be materially adversely impacted.

Rural Health Care Universal Service Support Program. The FCC’s Rural Health Care Universal Service Support Mechanism (“RHC program”) provides funding to help make broadband telecommunications and Internet access services provided by us and other service providers affordable for eligible rural health care providers.

Subsidies for Low-Income Customers. The FCC’s Lifeline support mechanism provides a subsidy to eligible low-income consumers against the cost of voice services, as well as broadband in CAF II locations. In addition, from  January 1, 2022, to June 1, 2024, the FCC administered the Affordable Connectivity Program (“ACP”), which provided eligible low-income consumers and students with a monthly subsidy for the purchase of broadband Internet access service from service providers that elected to participate in the program, which we did.

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

In March 2025, the US Supreme Court will hear arguments about the constitutionality of the federal USF program. In July 2024, the US Court of Appeals for the Fifth Circuit ruled that the statute creating the federal USF program constituted an unconstitutional delegation by Congress of its revenue-raising powers to the FCC and that the FCC’s further delegation of the administration of the fund to the Universal Service Administrative Company (a private company) was impermissible. Conversely, the United States Court of Appeals for the Sixth and Eleventh Circuit have upheld the constitutionality of the USF statute and the FCC’s administration of the USF program. The US Supreme Court is expected to render a decision regarding the constitutionality of USF in June or July 2025.

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

US State and Territorial Regulation

In addition to FCC regulation, we are subject to state and local regulation, such as environmental, zoning, land use, privacy, consumer protection, and other regulations.

Alaska Regulation

Providers of intrastate wireline (i.e., voice, broadband internet, and cable video) telecommunication services in Alaska are required to obtain a certificate of public convenience and necessity from the Regulatory Commission of Alaska (the “RCA”), which Alaska Communications holds. The RCA also adopts and administers various regulatory requirements applicable to certificate holders, although the scope of such regulations was materially reduced in 2019. We believe that Alaska Communications complies with these RCA requirements.

US Virgin Islands Regulation

Our wireline operations in the US Virgin Islands are subject to the US Virgin Islands Public Utilities Code, pursuant to which the Virgin Islands Public Service Commission (“PSC”) regulates certain telecommunications and cable TV services that Viya provides in the US Virgin Islands.

Our video, internet, and wireless companies in the US Virgin Islands also receive tax benefits as qualifying participants in the US Virgin Islands’ Research & Technology Park (“RTPark”) program. These benefits resulted in tax exemptions of approximately $2.7 million during the year ended December 31, 2024. In order to qualify, we are required to pay monthly management fees of 0.4% of tenant company revenue, make annual charitable contributions to the University of the Virgin Islands, purchase products and services locally when feasible and provide in-kind services to RTPark. Our RTPark program agreement is up for renewal in 2025 and at this time, we currently expect to be able to renew such agreement.

Guyana Regulation

Our subsidiary, One Communications (Guyana) Inc. (formerly known as GTT Inc., (“OneGY”), in which we hold an 80% interest, is subject to regulation in Guyana under the provisions of a telecommunications License from the Government of Guyana, the Guyana Public Utilities Commission Act of 2016 as amended and the Guyana Telecommunications Act of 2016 including its various regulations. The Public Utilities Commission of Guyana is an independent statutory body with the principal responsibility for regulating telecommunications rates and services in Guyana. The Prime Minister, acting on and behalf of the Government of Guyana, has statutory authority over telecommunications licensing and related issues. The Telecommunications Agency advises and makes recommendations to the Prime Minister, or its delegee, implements policy and has principal responsibility for operating licenses and frequency authorizations.

Licenses. In Guyana, OneGY provides domestic fixed wireline and mobile as well as international voice and data services pursuant to licenses from the Government of Guyana granting OneGY the right to provide a variety of domestic fixed wireline and mobile and international voice and data services. This license was issued in October 2020.

On October 5, 2020, the Prime Minister of Guyana formally implemented telecommunications legislation previously passed by the Guyana Parliament in 2016 that introduces material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of creating a more competitive market. The regulations include new requirements for the market as a whole, that impact our operations, administrative reporting and services.  There can be no assurance that these regulations will be administered in such a way that does not lead to adverse impacts for OneGY’s operational and financial performance.

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

In 2024, the RA initiated a process to review the telecommunications market. The outcome of the review may result in the RA imposing certain remedies or restrictions on operators in the market, such as binding restrictions or specifying low-cost service plans. While we do not have any indication regarding the outcome of this review, which will largely take place in 2025, any such restrictions could impact our financial results or operations in Bermuda.

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

We are highly dependent on our information technology (“IT”) systems for the operation of our network, our facilities, delivery of services to our customers and the compilation of our financial results. Telecommunications providers, including vendors to providers, are increasingly being targeted by cyber criminals. These attacks do not always target data specific to our business but often seek access to the data from market participants in more lucrative industries. Disruptions in our networks and the unavailability of our services or our inability to efficiently and effectively complete necessary technology or systems upgrades, or conversions could lead to a loss of customers, damage to our reputation and violation of the terms of our licenses and contracts with customers. Additionally, breaches of security may lead to unauthorized access to our customer or employee information processed and stored in, and transmitted through, our IT systems. We may be required to expend significant resources to protect our IT and operational networks and may need to expend additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. There can be no assurance that we will be able to successfully prevent a material security breach stemming from future cyberattacks or avoid major outages caused by such an attack or breach. These failures could also lead to significant negative publicity, and we may be subject to litigation, regulatory penalties and financial losses.

Network outages and rising energy costs could have an adverse effect on our business.

Network outages could have a material adverse effect on our business and can be caused by a myriad of incidents, including aging or faulty infrastructure, natural disasters, and third-party outages, such as power loss or subsea cable outage. Much of our underlying physical infrastructure (particularly in Guyana and Alaska), including buildings, fleet vehicles and related systems and equipment, has been in service for an extended period of time. In addition, our aging network exposes us to increased energy consumption and costs may expose us to additional cybersecurity risks  as we maintain out-of-date software to maintain these systems. We may not be able to adequately fund the maintenance and replacement of this infrastructure on a basis timely enough to avoid material outages, accurately predict equipment failure rates, or be able to locate replacement parts or spares to repair existing equipment due to its age.

Due to the rural and island locations of our networks, our energy costs tend to be high, and due to the nature of our network on average can be higher than those of our competitors operating in the same markets. We are reliant on the stability of the energy grid in each of our markets to provide services, however, frequent power outages in several of our markets result in our service outages. We are working to shut down certain energy-inefficient parts of our network, such as our copper plants in Guyana, but rising energy costs may offset any efficiencies gained. While generator backups are in place where blackouts are common, generators run on costly fuel which contributes to higher energy costs. Notwithstanding the significant investments that are being made in the US Virgin Islands and in Guyana to upgrade the country's power network, there is no guarantee that the local governments will be able to stabilize the electric infrastructure in the future.

Any network outage could negatively impact our operations, including the provision of service to our customers, and could result in adverse effects to our financial condition and reputation.

Inclement weather, changes in meteorological conditions and other natural disasters may materially disrupt our operations.

Many of the areas in which we operate have experienced severe weather conditions including hurricanes, tornadoes, blizzards, fires, damaging storms, floods and earthquakes. Such events may materially disrupt and adversely affect our business operations. Major hurricanes have hit the US Virgin Islands, Bermuda, and Cayman several times in the past decade, causing damage to our network and to the infrastructure on the islands. Guyana and Cayman have each suffered from severe rains and flooding in the past as well. In Alaska, our operations face earthquake, volcanic, fire and winter storm risk. This risk to our company is heightened by the limited emergency response resources in many of our service areas, which may be difficult to access during an emergency situation, potentially delaying service restoration during critical times following a natural disaster or other disruptive event. In addition, the impacts of climate change may exacerbate the risk of significant damage in the areas in which we operate if the frequency or duration of more intense weather events increase. We cannot be sure that these types of events will not have an impact in the future or that we can procure insurance coverage against these types of severe weather and geological events under reasonable business terms and conditions, or that any insurance coverage we are able to maintain will fully fund the replacement of assets and adequately compensate us for all damage and economic losses resulting from natural catastrophes. If we are unable to restore service on a timely and cost-effective basis, it could harm our reputation and have a material adverse effect on our business, financial condition or results of operations through continued loss of revenue and customer attrition.

We rely on a limited number of key suppliers and vendors.

As a telecommunications service provider, we depend on a limited number of suppliers for equipment and services relating to our network infrastructure, mobile handset lineup, and back-office IT systems infrastructure. If these suppliers experience interruptions, price increases due to tariffs, including those imposed or that may be imposed by the  new US administration, or higher inflation, or other problems delivering equipment to us on a timely and cost-effective basis, our subscriber or revenue growth and operating results could suffer significantly. For instance, our retail wireless businesses depend on access to compelling handset devices at reasonable prices on the primary and secondary markets. The size of our business, relative to many of our competitors puts us at a disadvantage in terms of whether we will get access to the newest technologies at the same time as our competitors, as well as a financial disadvantage in terms of the ability to achieve economies of scale and receive commensurate discounts that may be available to our competitors.

A large portion of our equipment is sourced, directly or indirectly, from outside the United States. Major changes in tax policy or trade relations, such as the disallowance of tax deductions for imported products or the imposition of higher tariffs or duties on imported products imposed or that may be imposed by the new US administration , could also adversely affect our business, results of operations, effective income tax rate, liquidity and net income. We continue to monitor other supply chain risks such as the increased cost and impact of tariffs, inflationary trends, availability of materials and services based on the subsidized dollars available for telecommunications companies in the US.

Our inability to recruit and retain experienced management and technical personnel could adversely affect our results of operations and our ability to maintain effective internal controls.

The success of our business depends on the ability of our executive officers and operating unit leaders to develop and execute our business plan, identify and pursue new opportunities and product innovations, and attract and retain these leaders along with other highly qualified technical and management personnel. We believe that there is, and will continue to be, strong competition for qualified personnel in the communications industry and in our markets and we cannot be certain that we will be able to attract and retain the personnel necessary for the development of our business.

We rely heavily on local management to run our operating units. Many of the markets in which we operate are small and remote, and in some cases are subject to government restrictions on granting work visas, which could make it difficult for us to attract and retain talented and qualified managers and staff in those markets. While the Company has consolidated certain key management roles, particularly in our international segment, reducing the risk associated with filling and maintaining fewer positions, it also increases the need for effective change management and continuity planning. The loss of key personnel or the inability to attract or retain individuals with the expertise to operate complex communications equipment, networks and systems could have a material adverse effect on our ability to maintain effective internal controls, and on our business, financial condition and results of operations. We do not currently maintain “key person” life insurance on any of our key employees and none of the executives at our parent company have executed employment agreements requiring a specified period of service.

We are reliant on government funding to execute on the FCC’s Remove and Replace program.

The FCC’s governmental restrictions on the procurement of equipment from certain vendors has resulted in a costly network replacement build in our western United States operations that is funded in part by the FCC’s Replace and Remove Program. In July 2022, the FCC approved our eligible subsidiaries’ participation in the program but also announced that the total amount of approved costs for which reimbursement was sought by all applicants was far in excess of the amount appropriated by Congress. In December 2024 this program was fully funded for reimbursement to the Company of up to approximately $517 million. See US Telecom Segment – Mobility Services –Replace and Remove Program.

Companies that were awarded funding must complete the removal, replacement, and disposal of Covered List equipment and services in their networks within a specified project completion deadline. However, delays due to factors such as supply-chain issues, delayed approval of reimbursement requests, the underfunding of the program, and other external circumstances could prevent our subsidiaries from meeting these timelines.

We cannot predict whether and to what extent the fund administrator will approve our subsidiaries’ requests for the specific reimbursement of costs, whether we will obtain additional necessary extensions of the completion deadlines, or whether we can complete our participation in the program within the timelines set by the FCC.

Finally, there is a risk that the FCC may continue to enumerate requirements, change stated rules, or delay or withhold funding, including as result of changes to governmental policies and programs, including loans, grants, guarantees and other subsidies. For example, if the FCC were to add a new company to the Covered List of foreign companies whose telecommunications equipment is subject to usage restrictions that has provided a significant amount of equipment to our subsidiaries, we cannot predict how our business will be impacted or what sort of adverse consequences may result.

We are reliant on government funding which brings compliance obligations and risk of change in federal or state funding, including as a result of changes to governmental policies and programs.

In the western United States, we are using government awards to both enable our expanded carrier service initiative and grow the footprint of our network. We receive federal and state universal service revenues to support our wireline operations in high-cost areas in Alaska, the US Virgin Islands, and in the western United States. We receive US government funding and awards from numerous other sources, including E-rate, EACAM, RHC program, Tribal Broadband Connectivity, CAF II, RDOF, and state funding. Each government award or support imposes explicit conditions regarding operational requirements, timelines and deployment of service, and required reporting, each that require strict compliance. Administrative and operational expertise is required to meet the growing number of government award programs that we have been awarded. If we are unable to meet the terms of the awards, our funding may be subject to claw back in addition to other consequences.  For example, on May 8, 2024, we entered into a Consent Decree with the FCC Enforcement Bureau, regarding both the USAC and FCC Enforcement Bureau’s investigation with respect to our compliance with Rural Healthcare Program Rules in the 2017 year and agreed to (i) pay a settlement amount of approximately $6.3 million, and (ii) enter into a three-year compliance agreement in connection with Alaska Communication’s continued participation in the RHC Program. While we believe that we are in material compliance with the Consent Decree and our ongoing RHC Program obligations, any violation of the Consent Decree or other compliance failures may result in additional penalties.

Further, there can be no assurance that we will continue to meet our various government obligations in a capital-efficient manner. For example, if we fail to meet our buildout and service obligations, or if we require substantial additional capital expenditures to meet the obligations under the timeline required, or if the relevant government agencies reduce funding availability, our revenue, results of operations, and liquidity may be materially adversely impacted.

Finally, there is uncertainty regarding any future levels of these revenues, as the new US administration may choose to decrease or cease funding certain programs, and the constitutionality of the federal universal service program is currently under judicial review. There can be no assurance that government support will continue at its current levels and decreases, losses, or disruptions in the funding of certain programs may have a materially adverse impact on our revenues.

Strategic Risks

Increased competition may require increased capital expenditures or result in the loss of existing customers.

Over the past decade, an increase in competition in many areas of the telecommunications industry has contributed to a decline in prices for communication services, including mobile wireless services, local and long-distance telephone services and data services.  This is exacerbated by declining or stagnant population trends and changes in the local business environment in certain island markets where we operate, notably Bermuda. Thus, the growth of our retail businesses relies on our ability to upsell our existing customer base with new or higher quality products while decreasing operating expenses. Increased competition, whether from new market entrants or heightened capital investment by our competitors in their existing networks, will make it more difficult for us to attract and retain customers in our small markets, which could result in lower revenue and cash flow from operating activities.

We may not be able to realize the benefits of our investments in our operating markets.

Historically, we have funded our capital expenditures and transactional matters from a combination of cash on hand, cash from operations, and debt. With the acquisitions of Alaska Communications and Sacred Wind and our investment in our “First-to-Fiber” and “Glass & Steel™” strategies, we have substantially decreased our cash reserves and increased our leverage on a consolidated basis.

Beginning in 2022, we invested in higher-than-average capital expenditures to support our strategies of “First-to-Fiber” and “Glass & Steel™” in our businesses. In 2025, we intend to return to more normalized investment levels. However, our ability to support multiple organic and inorganic growth opportunities across our businesses may be limited by our liquidity resources and require significant oversight from our senior management. Major business initiatives are underway, focusing on improving mobile and other enterprise sales across all markets, digitizing internal processes to enhance response times to customer requirements, modernizing and centralizing existing processes in select markets, and improving operational execution of certain US Telecom businesses. Execution on multiple simultaneous and transformational initiatives requires in-depth management attention in multiple jurisdictions to capitalize on economic growth in Guyana, capture additional operational efficiencies, and develop and grow enterprise revenue streams in our US Telecom segment.

To support multiple simultaneous growth opportunities, we may need to raise additional capital or incur additional debt to fund our future operations or investment opportunities. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings on terms acceptable to us, if at all. As we exit our planned period of capital investments in various infrastructure projects, particularly upgrading and expanding our fiber network in Guyana, the success of those investments is largely dependent on the business being able to maintain and expand its customer base. We also face execution risk with respect to our planned margin expansion, which relies on reducing operating expenses without compromising service quality or losing revenues. Whether due to increased competition, ineffective sales activity or other market forces, we may fail to achieve our sales targets and cost reduction goals on our upgraded networks.

Rapid and significant technological changes and advancements in the telecommunications industry may adversely affect us.

Our industry faces rapid and significant changes in technology that may directly impact our business, including the introduction of new telecom delivery platforms. For example, Starlink began offering direct-to-consumer products which in some locations in our markets is a direct competitive alternative to our new fiber offerings in certain locations, such as in Alaska and Guyana. Given the high capital investments that we have already made in the new fiber offerings, this competition may have an adverse impact on our anticipated return on investment.

For us to keep pace with these technological changes and advancements and remain competitive, at a minimum we must continue to make capital expenditures to add to our networks’ capacity, coverage and technical capability. We cannot predict the effect of technological changes and advancements on our business. Alternative or new technologies, including artificial intelligence technologies, may be developed that provide communications services superior to those available from us, which may adversely affect our business. Failure to provide these services or to upgrade to new technologies on a timely basis and at an acceptable cost, or to secure any necessary regulatory approvals to roll out such new technologies on a timely basis, all could have a material adverse effect on our ability to compete with carriers in our markets and may expose us to additional risks. For example, failure to implement the right artificial intelligence technologies could lead to poor customer experience or brand damage.  Any problems with our implementation or use of artificial intelligence or other technological advancements could also negatively impact our business or results of our operations.

Regulatory Risks

Regulatory changes may impose restrictions that adversely affect us or cause us to incur significant unplanned costs in modifying our business plans or operations.

We are subject to US federal, state, and local regulations and foreign government regulations, all of which are subject to change, including as a result of the new administration in the US. As new laws and regulations are issued or discontinued, we may be required to materially modify our business plans or operations. We cannot be certain that we can do so in a cost-effective or timely manner. The interpretation and implementation of the various provisions of the Communications Act and the FCC rules implementing the Communications Act continue to be heavily debated and may have a material adverse effect on our business.

FCC regulatory activity has increased since 2023, particularly in connection with broadband.  We cannot predict how increased regulatory activity at the FCC will impact our businesses.

Our international operations are subject to similar regulations, the interpretation and implementation of which are also often debated, and which may have a material adverse effect on our business. For instance, in 2020, the Government of Guyana formally implemented telecommunications legislation that introduces material changes to many features of Guyana’s existing telecommunications regulatory regime that impact our operations, administrative reporting and services. There can be no assurance that these regulations will be effectively or uniformly administered, and Guyana remains a high-risk environment due to economic, political, and judicial uncertainty.

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

In the United States, wireless licenses generally are valid for 10 years from the effective date of the license and generally may be renewed for additional 10-year periods by filing renewal applications with the FCC. While to date we have successfully renewed our licenses in the ordinary course of operations, failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area.

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

Slower economic activity, increased unemployment, concerns about inflation, decreased consumer confidence and other adverse business conditions could have an impact on our businesses. For example, among other things:

●	the new US administration’s threats to impose, or imposition of, new or increased tariffs may impact our ability to timely or cost effectively procure materials (such as steel, aluminum, or copper) that we use to construct our networks;
●	the economies of Alaska and Guyana depend heavily on the strength of the natural resource industries, particularly oil production and prices of crude oil. The supply and price of crude oil can be volatile and influenced by a myriad of factors beyond our control, including foreign actors (like OPEC), worldwide supply and demand, war, economic sanctions, natural disasters, the move by many governments, businesses, and institutions towards “de-carbonization” and other political conditions. Overall economic impacts from a sustained lower price of crude oil, on Alaska on the one hand, and from projected revenue from sales of oil, for Guyana on the other hand, if maintained over time, will impact our growth in the future;
●	a decrease in tourism could negatively affect revenues and growth opportunities from operations in the islands and in a number of areas covered by US rural and wholesale wireless operations that serve tourist destinations;

●	the lack of foreign exchange, specifically US dollars, available in Guyana is impacting our ability to pay for goods and services because many of our key vendors in Guyana, including the vendor that we use to construct our fiber assets, will not accept payment in Guyana dollars. This affects the liquidity available in the market to fund key capital projects, as well as cash requirements in other areas of the local operating company. With a shortage of foreign currency in the jurisdiction, we are relying on foreign currency from intercompany sources, including debt, which is impacting both our liquidity and leverage.
●	if we are unable to collect subscription fees from our subscribers, we may have an increase in credit losses on trade receivables or the amounts that we have to write off of our accounts receivable.

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

The credit facilities that we and our subsidiaries maintain include certain financial and other covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include restrictions on our ability to do the following:

●	incur additional debt;
●	sell, create liens or negative pledges with respect to our assets;
●	pay dividends or distributions on, or redeem or repurchase, our capital stock;
●	make investments, loans or advances or other forms of payments;
●	issue, sell or allow distributions on capital stock of specified subsidiaries;
●	enter into transactions with affiliates; or
●	merge, consolidate or sell our assets.

Failure to comply with the restrictions of the credit facilities or any subsequent financing agreements may result in an event of default. Such default may allow our creditors to accelerate the repayment of the related debt and may result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applies. In addition, these creditors may be able to terminate any commitments they have made to provide us with additional funding.

As our debt levels have increased over the last three years to fund our higher-than-normal capital expenditures, the higher debt levels coupled with higher interest rates has increased our interest expense burden and negatively impacted our earnings, cash flow and financial condition.

Labor costs and the terms of collective bargaining agreements can negatively impact our ability to remain competitive, which could cause our financial performance to suffer.

Our four largest markets all have some unionized labor pools. Alaska Communications presents a particular operating challenge that differs from those that we have in other markets given the remote location of operations and the extent of the unionized workforce. Labor costs are a significant component of Alaska Communications’ expenses and, as of December 31, 2024, approximately 59% of its workforce is represented by the International Brotherhood of Electrical Workers (“IBEW”). The collective bargaining agreement (“CBA”) between Alaska Communications and the IBEW, which was extended through mid-2025, governs the terms and conditions of employment for all IBEW represented employees working for Alaska Communications and has significant economic impacts on it as the CBA relates to wage and benefit costs and work rules. We believe Alaska Communications’ labor costs are higher than our competitors who employ a non-unionized workforce. In addition, Alaska Communications may make strategic and operational decisions that require the consent of the IBEW. In all of our markets, the local union may not provide consent when needed to execute upon strategic new initiatives or cost saving measures, it may require additional wages, benefits or that other consideration be paid in return for its consent, or it may call for a work stoppage against our operating companies. Any deterioration in the relationship with our local unions could have a negative impact on our operations and on our ability to achieve our plans for growth.

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

For the three months prior to March 17, 2025, the average daily trading volume of our Common Stock was approximately 83,000 shares. As a result, our stockholders may have difficulty selling a large number of shares of our Common Stock in the manner or at a price that might be attainable if our Common Stock were more actively traded. In addition, the market price of our Common Stock may not be reflective of its underlying value.

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

Our subsidiaries and affiliates are typically private companies whose securities are not traded in any public market. In the past, we have partnered with other equity investors as well and may have majority or minority holdings in certain investments. Investment agreements for both our majority and minority held subsidiaries often contain investor rights and obligations, such as rights of first refusal, co-sale, and “drag along” provisions related to liquidity events and transfers that may force us to sell or exit our holdings at times or on terms that are not optimal or limit our ability to sell or exit our holdings at our discretion. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises to satisfy the repurchase of such investments from our other equity investors in the event such company desires, or in the case of our Alaska Communications and Sacred Wind entities, may be required to repurchase such securities pursuant to contractual arrangements. Such illiquidity could also cause us to miss other investment opportunities. There can also be no assurance that our investments will appreciate in value or that we will have the opportunity to divest such investments at acceptable prices or within the timeline envisaged. If any of the above circumstances arise, it could result in impairments to such investments, and could have a material adverse impact on our earnings, cash flow and financial condition.

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

In developing our cybersecurity incident response plan and assessing the maturity of our cybersecurity threat program, we utilize the National Institute of Standards and Technology Cybersecurity Framework (NIST).  We use NIST as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. We make it a practice to continually review the maturity of our program, utilizing the NIST standards and leveraging the feedback of both internal resources and external advisors in an effort to continuously improve our program in relation to evolving cybersecurity threats in our industry.

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

Our cybersecurity risk management program includes:

●	risk assessments performed internally and with the help of third-party vendors that are designed to help identify material cybersecurity risks to our critical systems, information, products, services, equipment, and our broader enterprise IT and customer-facing network environments;
●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, (3) our response to cybersecurity incidents, and (4) our assessment of new products and business processes;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with the analysis of our security controls and those of our key vendors;
●	cybersecurity awareness training of our employees, incident response personnel, and senior management; and
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

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

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management from time to time on our cyber risk management program.  Board members receive presentations and training on cybersecurity topics from our Chief Information Officer (CIO), Vice President of Security, or external experts as part of the Board’s continuing education on topics that impact public companies. Our CTIO is an experienced information technology professional with just under 30 years of experience in the networking and communications industries. His extensive experience extends to all facets of information technology, including enterprise applications, cloud and SaaS systems, network infrastructure, and network management. For the past decade, he has been at the forefront of cloud systems development and security. Our VP of Security has over 30 years of experience in IT and Security and has the Certified Information System Security Professional (CISSP) certification as well as various technology vendor certifications.

As referenced above, our Risk Council is responsible for day-to-day cyber risk management, and reports to the Audit Committee on these matters. Our management team, including our General Counsel, who serves as the lead of our Risk Council, and our CIO are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our internal security team is made up of experienced professionals that have an average of more than 25 years of IT and security experience, including certifications such as CISSP, CompTia Security+.  We also have developed an internal training program to develop new talent within our organization and work with vendor and third-party training programs to mentor and educate these team members to expand and enhance the capabilities of our team.

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

ITEM 2. PROPERTIES

We lease approximately 21,000 square feet of office space at 500 Cummings Center, Beverly, MA 01915 for our corporate headquarters. Worldwide, we utilize the following approximate square footage of space for our operations:

	International		Corporate
Type of space	Telecom	US Telecom	and Other
Office	301,000	220,000	41,000
Retail stores	29,000	30,000	—
Technical operations	2,023,000	291,000	—

All of the above locations are leased except for certain of the office and technical spaces within our International Telecom segment, which we own. As of December 31, 2024, we operated seven retail stores in our US Telecom segment and twenty retail stores in our International Telecom segment.

Our offices and technical operations are in the following locations:

International Telecom	US Telecom
Georgetown, Guyana	Castle Rock, CO
Bermuda	Atlanta, GA
US Virgin Islands	Anchorage, AK
Cayman Islands	Albuquerque, NM

Within our communications operations, we globally own approximately 366 towers, lease an additional approximate 379 towers and have 4 switch locations within rented locations. We consider our owned and leased properties to be suitable and adequate for our business operations.

ITEM 3. LEGAL PROCEEDINGS

We and our subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. Historically, our subsidiary, OneGY, has been subject to other long-standing litigation proceedings and disputes in Guyana that have not yet been resolved. It has been OneGY’s practice to make payments of undisputed spectrum and license fees as amounts are invoiced by the Telecommunications Authority (“TA”) and to accrue for a reasonable determination of any amounts that are disputed or not invoiced by the TA. We believe that, except for the items discussed below, for which we are currently unable to predict the final outcome, the disposition of matters currently pending will not have a material adverse effect on our financial position or results of operations.

Beginning in 2006, the National Frequency Management Unit (now the Telecommunications Agency, or the “NFMU/TA”) and OneGY have been engaged in discussions regarding the amount of and methodology for calculation of spectrum fees payable by OneGY in Guyana. Since that time, OneGY has made payments of undisputed spectrum fees as amounts invoiced by the NFMU, and to its successor, the TA. There have been limited further discussions on the subject of a revised spectrum fee methodology with the TA.

OneGY has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of OneGY’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. Digicel filed counterclaims alleging that OneGY has violated the terms of the interconnection agreement and Guyana laws. These suits, filed in 2010 and 2012, are currently pending in the Court of Appeals in Guyana, however, we cannot accurately predict at this time when the consolidated suit will reach a court of final determination.

OneGY is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority (the “GRA”) dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. OneGY has maintained that it has no unpaid corporation tax due to the GRA and that any liability OneGY might be found to have with respect to the disputed tax assessments would be offset in part by the amounts claimed with respect to rights ATN has pursuant to its agreement with the government of Guyana. OneGY’s position has been upheld by various High Court rulings made in its favor including most recently in February 2024, and while all matters have been appealed by the GRA, only one remains pending for determination by the High Court.

In February 2020, our subsidiary, Alaska Communications, received a draft audit report from USAC in connection with USAC’s inquiry into Alaska Communications’ funding requests under the Rural Health Care Support Program for certain customers for the time period of July 2012 through June 2017. Alaska Communications also received a Letter of Inquiry on March 18, 2018, and subsequent follow up information requests, from the FCC Enforcement Bureau requesting historical information regarding Alaska Communications’ participation in the FCC’s Rural Health Care Support Program. On May 8, 2024, we entered into a Consent Decree with the FCC Enforcement Bureau, regarding both the USAC and FCC Enforcement Bureau’s investigation and agreed to (i) pay a settlement amount of approximately $6.3 million, and (ii) enter into a three-year compliance agreement in connection with Alaska Communication’s continued participation in the RHC Program. At this time, we believe that it can comply with all of the terms of the compliance agreement.

The settlement amount of $6.3 million consists of a $5.3 million cash payment and the $1.0 million forgiveness of certain receivables, both of which have been accrued on our balance sheet as of December 31, 2024.  As such, this settlement will not impact the statement of operations in future periods.

With respect to all of the foregoing unresolved matters, we believe that some adverse outcome is probable and have accordingly accrued $13.8 million as of December 31, 2024 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. We also face contingencies that are reasonably possible to occur that cannot currently be estimated. It is our policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of March 17, 2025:

Name	Age	Position
Brad W. Martin	49	Chief Executive Officer and Director
Carlos R. Doglioli	55	Chief Financial Officer
Mary Mabey	43	Senior Vice President, General Counsel and Secretary
Justin Leon	39	Senior Vice President, Corporate Development

Executive Officers

Brad W. Martin is our Chief Executive Officer and a member of our Board of Directors. Mr. Martin joined the Company in April 2018 as Executive Vice President and became our Chief Operating Officer in 2021. In January 2024, Mr. Martin was appointed our Chief Executive Officer and a member of our Board of Directors. Prior to joining us in 2018, he previously served as Chief Operating Officer for Senet Inc., a leading "low power wide area" network (LPWAN) operator and global service provider. From 2013 through 2015, Mr. Martin served as Senior Vice President and Chief Quality Officer with Extreme Networks, a global leader in software-driven networking solutions for Enterprise and Service Provider customers. Between 2008 and 2013, he served as Vice President of Engineering Operations and Quality with Siemens Enterprise Communications and Enterasys Networks, delivering voice and data networking hardware and software solutions to global enterprises. Mr. Martin holds a B.S. in Mechanical Engineering from the University of Maine, and is a published author and featured industry speaker.

Carlos R. Doglioli is our Chief Financial Officer. Mr. Doglioli joined us in 2024 and brings significant telecom experience. Prior to becoming our Chief Financial Officer, he served as the Chief Financial Officer of Centennial Towers, a developer, owner, and operator of wireless communication towers in Latin America from 2014 to 2023, and from 2004 to 2007 at MetroRED Mexico, a leading integrated communications provider that owned and operated state-of-the-art high-capacity fiber optic communications focused on large and medium size corporate clients, ISPs, Internet-content providers, and telecommunications providers in Mexico City. Previously, Mr. Doglioli served in multiple senior finance roles for portfolio companies of Devonshire Investors (the private equity group of Fidelity Investments), including as Chief Financial Officer of Backyard Farms and as Managing Director of Finance at J. Robert Scott. Mr. Doglioli received a B.S. of Management Information Systems (Lic. en Sistemas) from CAECE University in Buenos Aires, Argentina and an MBA from Babson College, and is fluent in English, Spanish, and Portuguese.

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

Justin Leon is our Senior Vice President of Corporate Development. He joined the Company in 2015 and brings over fifteen years of investing experience to the team. Prior to joining ATN, Mr. Leon worked in Corporate Strategy & Development for Nuance Communications, a publicly traded software company focused on speech recognition and machine learning where he executed over $1 billion in acquisitions in the healthcare, mobile, and enterprise software verticals. Mr. Leon started his career at Stonebridge Associates, a boutique investment bank in Boston advising clients in technology, medical device, and consumer products verticals. Mr. Leon earned a degree in corporate finance from Bentley College and an M.B.A. from the Tuck School of Business at Dartmouth.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock, $.01 par value, is listed on the Nasdaq Global Select Market under the symbol “ATNI.” The number of holders of record of Common Stock as of March 17, 2025 was 85.

Issuer Purchases of Equity Securities

On December 14, 2023, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s Common Stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”). As of December 31, 2024, had $15.0 million available to repurchase the Company’s Common Stock. In the aggregate, during the years ended December 31, 2024 and 2023 (and prior to the effectiveness of the 2023 Repurchase Plan), we repurchased $10.0 million and $15.0 million of our common stock, respectively.

There were no repurchases by the Company of its Common Stock during the quarter ended December 31, 2024.

Dividends

For the year ended December 31, 2024, our Board of Directors declared $14.6 million of dividends to our stockholders which includes a $0.24 per share dividend declared on December 18, 2024 and paid on January 8, 2025. We have declared quarterly dividends since the fourth quarter of 1998. Future dividend payments, if any, are subject to approval of our Board of Directors.

Stock Performance Graph

The graph below matches the cumulative 5-Year total return of holders of ATN International's common stock with the cumulative total returns of the Russell 2000 index, the S&P SmallCap 600 index, the Nasdaq Telecommunications index and Nasdaq Small Cap Telecommunications Services index. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2019 and tracks it through 12/31/2024.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of digital infrastructure and communications services with a focus on rural and remote markets in the United States, and internationally, including Bermuda and the Caribbean region.

We have developed significant operational expertise and resources that we use to augment our capabilities in our local markets. With this support, our operating subsidiaries can improve their quality of service with greater economies of scale and expertise than would typically be available in the size markets we operate in. We provide management, technical, financial, regulatory, and marketing services to our operating subsidiaries and typically receive a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. We also actively evaluate investment opportunities and other strategic transactions, both domestic and international, and generally look for those that we believe fit our profile of telecommunications businesses while keeping a focus on generating excess operating cash flows over extended periods of time. We use the cash generated from our operations to maintain an appropriate ratio of debt and cash on hand and to re-invest in organic growth, to fund capital expenditures, to return value to our stockholders through dividends or stock repurchases, and to make strategic investments or acquisitions.

For further information about our financial segments and geographical information about our operating revenues and assets, see Notes 1 and 14 to the Consolidated Financial Statements included in this Report.

As of December 31, 2024, we offered the following types of services to our customers:

●	Fixed Telecommunications Services. We provide fixed data and voice telecommunications services to business and consumer customers. These services include high-speed consumer broadband and high-speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. We deliver services to other telecommunications providers including the leasing of critical network infrastructure such as tower and transport facilities, wholesale roaming and long-distance voice services, site maintenance and international long-distance services.

●	Mobile Telecommunications Services. We offer mobile communications services over our wireless networks and related equipment (such as handsets) to both business and consumer customers.

●	Managed Services. We provide information technology services such as network, application, infrastructure and hosting services to both our business and consumer customers to complement our fixed telecommunications services in our existing markets.

Through December 31, 2024, we identified two operating segments to manage and review our operations, as well as to support investor presentations of our results. These operating segments are as follows:

●	US Telecom. In the United States, we offer fixed, carrier, and managed services to business customers and consumers in Alaska and the western United States. In 2024, we ceased providing mobility services to retail customers in the western United States.

●	International Telecom. In our international markets, we offer fixed, carrier, mobility and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served during 2024:

International Telecom			US Telecom
Services	Markets	Tradenames	Services	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications, GTT (1), Viya	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic, GTT, Viya	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands	One Communications, GTT, Viya, Essextel	Carrier Services	United States	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, GTT, Viya, Brava, Fireminds (2)	Managed Services	United States	Alaska Communications, Choice

(1)	In 2024, we completed a rebranding in Guyana and GTT is now known as One Communications. We refer throughout this report to our business in Guyana as “OneGY.”
(2)	In 2024, we completed a rebranding of our services offerings to government and large business customers, including those services formally known as Fireminds, which is now known as Brava.

Carrier Managed Services

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we subsequently amended through December 31, 2023 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating areas in the western United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time. Since the inception of the project through December 31, 2024, we have recorded $74 million in construction revenue and expect to record approximately $6 million in additional construction revenue and related costs as sites are completed. We expect to substantially complete the build by the end of 2025. Revenues from construction are expected to have minimal impact on the Company’s operating income.

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

On May 10, 2023, we entered into a Carrier Managed Services Master Agreement (the “Verizon CMS Agreement”) with Cellco Partnership d/b/a Verizon Wireless (“Verizon”), pursuant to which we will provide a variety of network, infrastructure and technical services that will help deliver next generation wireless services to Verizon’s subscribers in our current operating area in the southwestern United States.

Pursuant to the Verizon CMS Agreement and subject to certain limitations contained therein, we will upgrade our wireless service in specific areas and provide services to Verizon for an initial term ending in 2030.

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

Universal Service Fund and Other Domestic Funding Programs

We recognize revenue from several government funded programs including the USF, a subsidy program managed by the Federal Communications Commission (“FCC”), and state equivalents. For a discussion of the USF programs in which we participate, please refer to Part I - Item 1. Business – US Federal Regulation - Universal Service Support and Contributions.

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is generally distributed after we incur reimbursable costs. Completion deadlines began in 2024 and once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants.  As of December 31, 2024, we were awarded $150.2 million of construction grants.

During the year ended December 31, 2024, we disbursed capital expenditures of $10.8 million under these programs and received reimbursement of $5.0 million.  These cash flows are classified as investing activities in our statement of cash flows.

In addition, we partner with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”).  These programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas.  We were identified as a sub recipient of grants under these programs totaling $178.3 million as of December 31, 2024.  Through December 31, 2024, we have received and spent $19.7 million of funding under these programs on construction obligations.  These amounts are recorded as operating cash flows in the Company’s statement of cash flows.

Replace and Remove Program

In July 2022, we were approved to participate in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of communications equipment and services in their networks that has been deemed to pose a national security risk. Pursuant to the Replace and Remove Program, our eligible subsidiaries were initially allocated up to approximately $207 million to replace, remove and securely destroy such communications equipment and services in our networks in the western United States and in the US Virgin Islands, however, in December 2024 this program was fully funded for an increased allocation to the Company of approximately $517 million. The Replace and Remove Program requires each of our participating subsidiaries to complete the project no later than a specified deadline, which is currently in the third quarter of 2025.

We have incurred total expenditures of $168.4 million related to this project, of which $104.0 million were incurred in 2024. Of these total expenditures, $140.9 million were classified as capital.

At December 31, 2024, $25.0 million of capital expenditures were accrued and unpaid under the Replace and Remove Program. We expect to be reimbursed, within the next twelve months, for all amounts spent to date. During the year ended December 31, 2024, we received $113.6 million of reimbursement under the program, of which $22.8 million was classified as operating cash inflows and $90.8 million was classified as investing cash inflows in our statement of cash flows.

Selected Segment Financial Information

Through December 31, 2024, the Company has the following two reportable and operating segments: (i) International Telecom and (ii) US Telecom.

Operating income is the segment measure of profit or loss reported to the chief operating decision maker for purposes of assessing the segments' performance and making capital allocation decisions. We believe operating income is a useful measure of our operating results as it provides relevant and useful information to investors and other users of our financial data in evaluating the effectiveness of our operations and underlying business trends in a manner that is consistent with management's evaluation of business performance. Our chief operating decision maker is our Chief Executive Officer.

The following tables provide information for each operating segment (in thousands):

For the Year Ended December 31, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$19,794	$277	$—	$20,071
Mobility - Consumer	87,407	2,494	—	89,901
Total Mobility	107,201	2,771	—	109,972
Fixed - Business	74,087	125,439	—	199,526
Fixed - Consumer	172,078	86,760	—	258,838
Total Fixed	246,165	212,199	—	458,364
Carrier Services	13,724	119,561	—	133,285
Other	4,680	1,457	—	6,137
Total Communication Services Revenue	371,770	335,988	—	707,758
Construction	—	3,900	—	3,900
Other
Managed Services	5,693	11,724	—	17,417
Total Other Revenue	5,693	11,724	—	17,417
Total Revenue	377,463	351,612	—	729,075

Operating Expenses
Cost of communication services and other	136,137	176,268	(149)	312,256
Cost of construction revenue	—	3,866	—	3,866
Selling, general and administrative	114,175	91,650	23,044	228,869
Stock-based compensation	354	621	7,262	8,237
Transaction-related charges	—	3,789	1,058	4,847
Restructuring and reorganization expenses	1,489	1,167	879	3,535
Depreciation and amortization	63,708	73,994	633	138,335
Amortization of intangibles from acquisitions	1,006	6,901	—	7,907
(Gain) loss on disposition of assets and transfers	(15,179)	2,529	(601)	(13,251)
Goodwill impairment	—	35,269	—	35,269
Total Operating Expenses	301,690	396,054	32,126	729,870
Income from operations	75,773	(44,442)	(32,126)	(795)
Other income (expenses)
Interest income				1,186
Interest expense				(49,548)
Other expense				(1,809)
Other expense				(50,171)
Loss before income taxes				(50,966)

Other segment disclosures:
Net (income) loss attributable to non-controlling interests	(12,844)	18,267	—	5,423

For the Year Ended December 31, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$16,333	$527	$—	$16,860
Mobility - Consumer	92,153	3,510	—	95,663
Total Mobility	108,486	4,037	—	112,523
Fixed - Business	71,215	143,322	—	214,537
Fixed - Consumer	167,953	90,283	—	258,236
Total Fixed	239,168	233,605	—	472,773
Carrier Services	14,686	128,195	—	142,881
Other	3,066	3,839	—	6,905
Total Communication Services Revenue	365,406	369,676	—	735,082
Construction	—	10,629	—	10,629
Other
Managed Services	5,327	11,178	—	16,505
Total other revenue	5,327	11,178	—	16,505
Total Revenue	370,733	391,483	—	762,216

Operating Expenses
Cost of communication services and other	141,771	178,829	(877)	319,723
Cost of construction revenue	—	10,345	—	10,345
Selling, general and administrative	113,007	102,375	27,315	242,697
Stock-based compensation	431	247	7,857	8,535
Transaction-related charges	—	172	379	551
Restructuring and reorganization expenses	3,491	7,737	—	11,228
Depreciation and amortization	57,420	81,594	2,613	141,627
Amortization of intangibles from acquisitions	1,253	11,383	—	12,636
(Gain) loss on disposition of assets and transfers	(60)	4,323	(2,564)	1,699
Total Operating Expenses	317,313	397,005	34,723	749,041
Income from operations	53,420	(5,522)	(34,723)	13,175
Other income (expenses)
Interest income				476
Interest expense				(42,686)
Other income				1,496
Other expense				(40,714)
Loss before income taxes				(27,539)

Other segment disclosures:
Net (income) loss attributable to non-controlling interests	(7,105)	11,321	—	4,216

(1)	Reconciling items refer to corporate overhead costs and consolidating adjustments.

A comparison of our segment results for the years ended December 31, 2024 and 2023 is as follows:

International Telecom. Revenues within our International Telecom segment increased $6.8 million, or 1.8%, to $377.5 million from $370.7 million for the years ended December 31, 2024 and 2023, respectively, primarily as a result of an increase in fixed revenues of $7.0 million, or 2.9%, to $246.2 million from $239.2 million for the years ended December 31, 2024 and 2023, respectively. This increase in fixed revenues was primarily the result of network upgrades and expansions, which led to an increase in the number of homes passed by high-speed data solutions that allowed us to migrate customers to more durable and higher revenue-generating fiber services.   Partially offsetting the increase in Fixed revenues were decreases in both Mobility revenues, as a result of a decrease in prepaid subscribers, and Carrier Services revenues, primarily related to the amendment to certain carrier contracts.

Operating expenses within our International Telecom segment decreased by $15.6 million, or 4.9%, to $301.7 million from $317.3 million for the years ended December 31, 2024 and 2023, respectively.  The net decrease was primarily the result of a $15.1 million increase in the gain on the dispositions of long-lived assets, primarily real estate, and certain cost savings initiatives, including reorganizations and reductions in force and contract terminations, that were implemented in the current and previous periods.

As a result, our International Telecom segment’s operating income increased $22.4 million, or 41.9%, to $75.8 million from $53.4 million for the years ended December 31, 2024 and 2023, respectively.

US Telecom.  Revenue within our US Telecom segment decreased by $39.9 million, or 10.2%, to $351.6 million from $391.5 million for the years ended December 31, 2024 and 2023, respectively, primarily as a result of a $21.4 million reduction in Fixed revenues which were negatively impacted by the conclusion of both the Emergency Connectivity Fund and the Affordable Care Program, both of which provided revenue through April 2024. In addition, the US Telecom segment’s Carrier Services revenue decreased by $8.6 million primarily as the result of the transition of legacy roaming arrangements to carrier service management contracts, construction revenue declined by $6.7 million as a result of a decrease in the number of sites completed during 2024 as compared to 2023 and Mobility revenue decreased $1.2 million within our retail operations due to a decrease in subscribers as we continue to put more emphasis on other revenue sources within this segment.

Operating expenses within our US Telecom segment decreased $0.9 million, or 0.2%, to $396.1 million from $397.0 million for the years ended December 31, 2024 and 2023, respectively, as a result of the impact of certain cost savings initiatives, including reorganization and reductions in force, that were implemented in the current and previous periods, and a $6.6 million decrease in the restructuring and reorganization expenses. Partially offsetting these decreases were the $35.3 million goodwill impairment charge that was recorded during the year ended December 31, 2024, as well as the $3.6 million increase in transaction-related expenses.

As a result of the above, our US Telecom segment’s operating loss increased by $38.9 million to a loss of $44.4 million from a loss of $5.5 million for the years ended December 31, 2024 and 2023, respectively.

A discussion and analysis of our results of operations for the year ended December 31, 2023 compared to 2022 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 15, 2024, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at https://.ir.atni.com under the “Financials and Filings” section.

The following represents a year over year discussion and analysis of our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended		Amount of	Percent
	December 31,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)

REVENUE:
Communication services	$707,758	$735,082	$(27,324)	(3.7)%
Construction	3,900	10,629	(6,729)	(63.3)
Other	17,417	16,505	912	5.5
Total revenue	729,075	762,216	(33,141)	(4.3)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	312,256	319,723	(7,467)	(2.3)
Cost of construction revenue	3,866	10,345	(6,479)	(62.6)
Selling, general and administrative	228,869	242,697	(13,828)	(5.7)
Stock-based compensation	8,237	8,535	(298)	(3.5)
Transaction-related charges	4,847	551	4,296	779.7
Restructuring and reorganization expenses	3,535	11,228	(7,693)	(68.5)
Depreciation and amortization	138,335	141,627	(3,292)	(2.3)
Amortization of intangibles from acquisitions	7,907	12,636	(4,729)	(37.4)
Goodwill impairment	35,269	—	35,269	100.0
(Gain) loss on disposition of assets and transfers	(13,251)	1,699	(14,950)	(879.9)
Total operating expenses	729,870	749,041	(19,171)	(2.6)
Income (loss) from operations	(795)	13,175	(13,970)	(106.0)
OTHER INCOME (EXPENSE):
Interest income	1,186	476	710	149.2
Interest expense	(49,548)	(42,686)	(6,862)	16.1
Other income (expense)	(1,809)	1,496	(3,305)	(220.9)
Other expense, net	(50,171)	(40,714)	(9,457)	23.2
LOSS BEFORE INCOME TAXES	(50,966)	(27,539)	(23,427)	85.1
Income tax benefit	(19,114)	(8,785)	(10,329)	117.6
NET LOSS	(31,852)	(18,754)	(13,098)	69.8
Net loss attributable to noncontrolling interests, net of tax:	5,423	4,216	1,207	28.6
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(26,429)	$(14,538)	$(11,891)	81.8%

Communications services revenue

Mobility Revenue. Our Mobility revenue consists of revenue generated within both our International Telecom and US Telecom segments by providing business and retail mobile voice and data services over our wireless networks as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our subscribers.

Mobility revenue decreased by $2.5 million, or 2.2%, to $110.0 million for the year ended December 31, 2024 from $112.5 million for the year ended December 31, 2023. Of this decrease, Mobility revenue from consumer customers decreased by $5.8 million while Mobility revenue from business customers increased by $3.3 million.

The decrease in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue decreased by $1.3 million, or 1.2%, to $107.2 million for the year ended December 31, 2024 from $108.5 million for the year ended December 31, 2023. Consumer mobility revenue decreased $4.8 million primarily related to a decrease in the demand for prepaid voice services partially offset by an increase in the demand for data services partially offset by a $3.5 million increase in business Mobility revenue as a result of improved marketing strategies which led to an increase in business subscribers.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $1.2 million, or 30.0%, to $2.8 million from $4.0 million for the years ended December 31, 2024 and 2023, respectively. This decrease related to the conclusion of the Company providing retail mobility services under its own brand name to retail customers.

Mobility revenue within our International Telecom may decrease as a result of increased competition and regulatory changes partially offset by our continued network upgrades, marketing efforts and conversion of our current subscriber base to higher margin prepaid and postpaid plans.

We expect that Mobility revenue within our US Telecom segment will decrease as we no longer provide retail mobility services under our brand.

Fixed Revenue. Fixed revenue is primarily generated by broadband, voice, and video service revenues provided to retail and business customers over our wireline networks. Fixed revenue within our US Telecom segment also includes awards from the Connect America Fund Phase II program, the Enhanced Alternative Connect America Cost Model program, and the Alaska Universal Service Fund. In addition, and through early April 2024, Fixed revenue within the US Telecom segment also included revenue from the Emergency Connectivity Fund (ECF) and Affordable Care Program (ACP). Within our International Telecom segment, Fixed revenue includes funding under the FCC’s High- Cost Program in the US Virgin Islands.

Fixed revenue decreased by $14.4 million, or 3.0%, to $458.4 million from $472.8 million for the years ended December 31, 2024 and 2023, respectively. Of this decrease, $0.6 million pertained to an increase in Fixed revenue from consumer customers while Fixed revenue from business customers declined by $15.0 million, respectively. The net decrease in Fixed revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue increased by $7.0 million, or 2.9%, to $246.2 million from $239.2 million for the years ended December 31, 2024 and 2023, respectively. Of this increase, $4.1 million and $2.9 million related to increases in revenue from consumer and business customers, respectively. This increase was a result of network upgrades and expansions which allowed us to increase consumer and business customers.

●	US Telecom. Fixed revenue within our US Telecom segment decreased by $21.4 million, or 9.2%, to $212.2 million from $233.6 million for the years ended December 31, 2024 and 2023, respectively. Of this decrease, $3.5 million and $17.9 million related to decreases in revenue from consumer and business customers, respectively, primarily as a result of the conclusion of the Emergency Connectivity Fund and Affordable Care Programs, both of which provided revenue through April 2024.

Fixed revenue within our International Telecom segment may continue to increase as we expect the popularity of video and audio streaming, the demand for cloud services and smart home, business and city solutions to increase the demand for broadband and other data services from consumers, businesses and governments. However, such increases may be offset by a decrease in demand for our legacy services due to subscribers using alternative methods to receive video and audio content.

Within our US Telecom segment, we expect Fixed revenue to decrease in the short term as a result of the impact of the expiration of the Emergency Connectivity Fund and Affordable Care Program. Over time, we expect these decreases to be partially offset by increases in other business revenue in Alaska and our western United States operations as we further deploy fiber and fiber-fed broadband with organic and government grants to access to both consumers and businesses.

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

Carrier Services revenue decreased by $9.6 million, or 6.7%, to $133.3 million from $142.9 million for the years ended December 31, 2024 and 2023, respectively. The decrease, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue decreased by $1.0 million, or 6.8%, to $13.7 million, from $14.7 million for the years ended December 31, 2024 and 2023, respectively, primarily as a result of a decrease in roaming revenues in some of our international markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $8.6 million, or 6.7%, to $119.6 million from $128.2 million, for the years ended December 31, 2024 and 2023, respectively. This decrease is primarily the result of the transition of legacy roaming arrangements to carrier service management contracts.

Within our International Telecom segment, Carrier Services revenue may increase if international travel increases. Such increases, however, may be partially offset by a decrease within our international long-distance business in Guyana as consumers seek to use alternative technology services to place long-distance calls.

Within our US Telecom segment, Carrier Services revenue may decrease as a result of the impact of recent carrier service management contracts.

Other Communications Services Revenue. Other Communications Services revenue includes miscellaneous services that the operations within our International Telecom segment provide to retail subscribers and project-related revenue generated within both our International and US Telecom segments. Other Communications Services revenue decreased $0.8 million, or 11.6%, to $6.1 million from $6.9 million for the years ended December 31, 2024 and 2023, respectively, as a result of a $2.3 million reduction in certain non-recurring project-related revenue being recognized in our US Telecom segment partially offset by an increase in such revenue in our International Telecom segment.

Other Communication Services revenue may decline in future periods as such non-recurring projects are completed.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the years ended December 31, 2024 and 2023, Construction revenue decreased to $3.9 million from $10.6 million, respectively, as a result of customer-related delays which decreased the number of sites completed during 2024 as compared to 2023. We expect to substantially complete the build by the end of 2025.

Other Revenue

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services.

Managed Services revenue increased by $0.9 million, or 5.5%, to $17.4 million from $16.5 million for the years ended December 31, 2024 and 2023, respectively. The increases, within our segments, which were driven by a continued effort to sell Managed Services solution to primarily business customers, consisted of the following:

International Telecom. Managed Services revenue in our International Telecom segment increased $0.4 million, or 7.5%, to $5.7 million from $5.3 million for the years ended December 31, 2024 and 2023, respectively.

US Telecom. Within our US Telecom segment, Managed Services revenue increased $0.5 million, or 4.5%, to $11.7 million from $11.2 million for the years ended December 31, 2024 and 2023, respectively.

Managed Services revenue may continue to increase in both our US and International Telecom segments as a result of our continued effort to sell certain Managed Services solutions to primarily business customers in all of our markets.

Operating expenses

Cost of communication services and other. Cost of communication services and other are charges that we incur for voice and data transport circuits, internet capacity, video programming costs, access fees we pay to terminate our calls, telecommunication spectrum fees and direct costs associated within our managed services businesses. These costs also include expenses associated with developing, operating, upgrading and supporting our telecommunications networks, including the salaries and benefits paid to employees directly involved in the development and operation of those businesses, as well as credit loss allowances and the cost of handsets and customer resale equipment incurred by our retail businesses.

Cost of communication services and other decreased by $7.4 million, or 2.3%, to $312.3 million from $319.7 million for the years ended December 31, 2024 and 2023, respectively. The net decrease in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other decreased by $5.7 million, or 4.0%, to $136.1 million from $141.8 million, for the years ended December 31, 2024 and 2023, respectively. This segment decreased its cost of communication services and other expenses as a result of the impact of cost savings initiatives, including reorganizations and reductions in force and contract terminations, that were implemented in the current and previous periods partially offset by an increase in these costs to support this segment’s revenue growth.

●	US Telecom. Cost of communication services and other within our US Telecom segment decreased by $2.5 million, or 1.4%, to $176.3 million from $178.8 million for the years ended December 31, 2024 and 2023, respectively. Such decrease was a result of the beneficial impact of certain cost savings initiatives, including reorganizations and reductions in force and contract terminations, that were implemented in the current and previous periods as well as a reduction in the costs associated with the Emergency Connectivity Fund program which was terminated during the second quarter of 2024. These decreases were partially offset by an increase in transport and cell site costs.

Cost of communication services in both our International and US Telecom segments may decrease as a result of the ongoing cost reduction initiatives that commenced in previous periods, but such decrease may be partially offset by future inflationary pressure.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. During the years ended December 31, 2024 and 2023, cost of construction revenue decreased to $3.9 million from $10.3 million as a result of a decrease in the number of sites completed during 2024 as compared to 2023. We expect to substantially complete the build by the end of 2025.

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

Selling, general and administrative expenses decreased by $13.8 million, or 5.7%, to $228.9 million from $242.7 million for the years ended December 31, 2024 and 2023, respectively. The net decrease in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $1.2 million, or 1.1%, to $114.2 million from $113.0 million for the years ended December 31, 2024 and 2023, respectively. This increase was the result of an increase in marketing costs incurred in connection with the rebranding of our operations in certain markets partially offset by the beneficial impact of certain cost savings initiatives, including reorganizations and reductions in force and contract terminations, that were implemented in the current and previous periods.

●	US Telecom. Selling, general and administrative expenses decreased within our US Telecom segment by $10.7 million, or 10.4%, to $91.7 million from $102.4 million, for the years ended December 31, 2024 and 2023, respectively. This decrease was primarily related to certain cost savings initiatives, including reorganizations and reductions in force and contract terminations, that were implemented in the current and previous periods.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead decreased by $4.3 million, or 15.8%, to $23.0 million from $27.3 million, for the years ended December 31, 2024 and 2023, respectively, primarily related to certain cost savings initiatives that were implemented in the current and previous periods.

Selling, general and administrative expenses in all our segments may continue to decrease as a result of the ongoing cost reduction initiatives that commenced in previous periods, but such decrease may be partially offset by future inflationary pressure.

Stock-based compensation. Stock-based compensation represents a non-cash expense related to the amortization of grants of equity awards to employees and directors.

Stock-based compensation for the years ended December 31, 2024 and 2023 was $8.2 million and $8.5 million, respectively.

Transaction-related charges.  Transaction-related charges include the external costs, such as legal, tax, accounting and consulting fees directly associated with acquisition and disposition-related activities and certain financing activities that are expensed as incurred. Transaction-related charges do not include employee salary and travel-related expenses incurred in connection with acquisitions or dispositions or any integration-related costs.

We incurred $4.8 million, primarily related to the extinguishment of the 2022 Alaska Credit Facility, as defined below, during the year ended December 31, 2024. We incurred $0.6 million of transaction-related charges during the year ended December 31, 2023.

Restructuring expenses and reorganization expenses. In our efforts to advance our cost management actions to drive higher operating efficiencies and margins, we incurred certain reductions in force and contract termination costs totaling $1.5 million, $1.1 million and $0.9 million within our International Telecom segment, US Telecom segment and Corporate and Other segment, respectively, during the year ended December 31, 2024.

During the year ended December 2023, we incurred $7.7 million and $3.5 million of restructuring expenses within our International Telecom and US Telecom segment, respectively.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses decreased by $3.3 million, or 2.3%, to $138.3 million from $141.6 million for the years ended December 31, 2024 and 2023, respectively.  The net decrease in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $6.3 million, or 11.0%, to $63.7 million from $57.4 million, for the years ended December 31, 2024 and 2023, respectively. Increases were incurred in certain international markets as a result of recent capital expenditures used to expand and upgrade our network operations.

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $7.6 million, or 9.3%, to $74.0 million from $81.6 million, for the years ended December 31, 2024 and 2023, respectively, primarily as a result of a decrease in capital expenditures and certain assets becoming fully depreciated in recent periods.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead by $2.0 million, or 76.9%, to $0.6 million from $2.6 million, for the years ended December 31, 2024 and 2023, respectively, primarily as a result of certain assets becoming fully depreciated in recent periods.

We expect depreciation and amortization expenses to decrease as a result of a decline in capital expenditures and as a result of some of our previously acquired assets becoming fully depreciated in recent periods.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions include the amortization of customer relationships and trade names related to our completed acquisitions.

Amortization of intangibles from acquisitions decreased by $4.7 million to $7.9 million from $12.6 million for the years ended December 31, 2024 and 2023, respectively.

We expect that amortization of intangibles from acquisitions will decrease in future periods as such costs continue to amortize.

(Gain) loss on disposition of assets and transfers. During the year ended December 31, 2024, we recorded a net gain on the disposition of assets of $13.3 million. This net gain is comprised of a $15.5 million gain, primarily related to the sale of real estate, within our International Telecom segment and a $0.6 million gain pertaining to the previously completed disposition of our renewable energy assets within our Corporate and Overhead segment. These gains were partially offset by a $2.5 million loss, within our US Telecom segment, primarily related to the transfer of certain assets.

During the year ended December 31, 2023, we recorded a net loss on the disposition of long-lived assets of $1.7 million representing a $4.3 million loss in our US Telecom segment primarily relating to the recognition of contingent consideration related to the Sacred Wind Transaction partially offset by a $2.6 million gain pertaining to a settlement of the Vibrant Transaction.

Goodwill impairment. During the quarter ended September 30, 2024, we completed our impairment assessment for our US Telecom segment after identifying events that indicated that the fair value of a reporting unit may be below its carrying value. These events included the Company’s continued shift away from wholesale roaming and retail operations towards carrier managed services and fixed broadband services, delays in completing significant network upgrade projects, the conclusion of certain government subsidy programs leading to slower consumer growth, and delays in enterprise sales and delivery. The combination of these events led to the reporting unit being unable to meet key financial and operational forecasted targets.

As a result of that analysis, we recorded an impairment of $35.3 million during the quarter ended September 30, 2024.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances. Interest income was $1.2 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively. Such increase was the result of increased cash, cash equivalents and restricted cash balances in addition to an increase in interest rates we earned on those balances.

Interest expense.   We incur interest expense on the 2023 CoBank Credit Facility, the 2022 and 2024 Alaska Credit Facilities, the FirstNet Receivables Credit Facility, the OneGY Credit Facilities, the Sacred Wind Term Debt and the Viya Debt. In addition, interest expense includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense increased to $49.5 million from $42.7 million for the years ended December 31, 2024 and 2023, respectively, as additional interest expense was incurred as a result of an increase in borrowings under our credit facilities.

Interest expense may increase in future periods as a result of additional borrowings or an increase in interest rates on those borrowings.

Other income (expense).   For the year ended December 31, 2024, other income (expense) was $1.8 million of expense primarily related to $1.9 million in losses on foreign currency transactions, $0.8 million of expense on the extinguishment of the 2022 Alaska Credit Facility, as defined below, and $0.2 million of expenses incurred for certain employee benefit plans. These expenses were partially offset by $0.4 million of gains from our noncontrolling investments.

For the year ended December 31, 2023, other income (expenses) was $1.5 million of income primarily related to $2.8 million of gains from our noncontrolling investments partially offset by $1.4 million of losses on foreign currency transactions.

Income taxes. Our effective tax rate for the years ended December 31, 2024 and 2023 was 37.5% and 31.9%, respectively.

Our effective tax rate for the year ended December 31, 2024 was primarily impacted by the following items: (i) a $7.1 million net benefit associated with the change in unrecognized tax positions, (ii) a $6.7 million net expense related to valuation allowances placed on certain deferred tax assets, (iii) a $3.4 million expense associated with Global Intangible Low Tax Income inclusion, (iv) a $3.8 million benefit related to state income taxes, net of federal benefit, and (v) a $12.3 million benefit associated with the mix of income generated among the foreign jurisdictions in which we operate.

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

Net loss attributable to noncontrolling interests, net of tax.  Net loss attributable to noncontrolling interests, net of tax reflected an allocation of $5.4 million and $4.2 million of losses generated by our less than wholly owned subsidiaries for the years ended December 31, 2024 and 2023, respectively. Changes in net loss attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income attributable to noncontrolling interests, net of tax increased by $5.7 million, or 80.3%, to an allocation of $12.8 million of income from an allocation of $7.1 million of income for the years ended December 31, 2024 and 2023, respectively, largely as the result of the $15.5 million gain we recorded on the disposition of assets, primarily real estate, and the result of increased profitability at certain less than wholly owned subsidiaries.

●	US Telecom. Within our US Telecom segment, net loss attributable to noncontrolling interests, net of tax increased by $7.0 million, or 61.9%, to an allocation of losses of $18.3 million from an allocation of losses of $11.3 million for the years ended December 31, 2024 and 2023, respectively, as a result of increased losses at our less than wholly owned subsidiaries within this segment.

Net loss attributable to ATN International, Inc. stockholders.  Net loss attributable to ATN International, Inc. stockholders was $26.4 million for the year ended December 31, 2024 as compared to $14.5 million for the year ended December 31, 2023.

On a per diluted share basis, net loss was $2.10 per diluted share for the year ended December 31, 2024 as compared to $1.25 per diluted share for the year ended December 31, 2023. Such per share amounts were negatively impacted by accrued preferred dividends of $5.6 million and $4.9 million for the years ended December 31, 2024 and 2023, respectively.

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

Total liquidity.  As of December 31, 2024, we had approximately $89.2 million in cash, cash equivalents, and restricted cash. Of this amount, $32.2 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $557.4 million of debt, net of unamortized deferred financing costs, as of December 31, 2024. How and when we deploy our balance sheet capacity, including the availability under our various credit facilities (as further described below), will figure prominently in our longer-term growth prospects and stockholder returns.

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

Cash used in investing activities. Cash used in investing activities decreased by $61.3 million to $103.8 million from $165.1 million for the years ended December 31, 2024 and 2023, respectively. This year-over-year decrease in cash used in investing activities was primarily the result of a $63.9 million increase in cash inflows related to the reimbursement of capital expenditures under certain government programs, a decrease in cash used for non- reimbursable capital expenditures of $52.9 million and the 2024 sale of certain assets, primarily real estate within our International Telecom segment, which generated $18.6 million in cash proceeds. These amounts were partially offset by the increase in cash outflows for reimbursable capital expenditures of $75.6 million.

Working Capital.  We have funded our working capital needs through a combination of internally generated funds and borrowings under our credit facilities. Pursuant to the FirstNet Agreement, AT&T has the option to repay construction costs, with interest, over an eight-year period. To fund the working capital needs created by AT&T’s option to extend its payment terms, we completed the Receivables Credit Facility, as discussed below, on March 26, 2020.

For the year ended December 31, 2024, we spent approximately $110.4 million for capital expenditures and $108.5 million for capital expenditures that are reimbursable under certain government programs. For the year ended December 31, 2023, we spent approximately $163.3 million for capital expenditures and $32.9 million for capital expenditures that are reimbursable under certain government programs. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Year ended December 31,	Telecom	Telecom	Other (1)	Consolidated
2024	$56,693	$53,652	$29	$110,374
2023	76,379	86,918	—	163,297
(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  For the year ending December 31, 2025, such investments are expected to total approximately $90 million to $100 million of non-reimbursable capital expenditures and will primarily relate to network expansion and upgrades which are expected to further drive subscriber and revenue growth in future periods.

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

Dividends.   For the year ended December 31, 2024, our Board of Directors declared $14.7 million of dividends to our stockholders which includes a $0.24 per share dividend declared on December 18, 2024 and paid on January 8, 2025. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. On December 14, 2023, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”). The 2023 Repurchase Plan replaced the previously approved 2016 Repurchase Plan and, as of December 31, 2024, had $15.0 million available to repurchase shares of our common stock. During the years ended December 31, 2024 and 2023 (and prior to the effectiveness of the 2023 Repurchase Plan), we repurchased $10.0 million and $15.0 million of our common stock, respectively.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $127.9 million for the year ended December 31, 2024 as compared to $111.6 million for the year ended December 31, 2023.  The increase of $16.3 million was primarily related to improvements in working capital.

Cash provided by financing activities. Cash provided by financing activities was $2.9 million and $55.9 million during the years ended December 31, 2024 and 2023, respectively. The decrease in cash provided by financing activities of $52.9 million was primarily the result of an increase in cash used for debt repayments, net of borrowings, of $55.9 million, an increase in cash used to pay debt issuance costs of $2.7 million and an increase in cash used for the payment of dividends to our common stockholders of $1.5 million. These increases in cash used for financing activities was partially offset by a decrease in cash used to repurchase our common stock (including shares repurchased from employees and directors to satisfy certain tax withholding obligations) of $4.5 million.

2023 CoBank Credit Facility

On July 13, 2023, we, along with certain of our subsidiaries as guarantors, entered into a new Credit Agreement with CoBank, ACB and a syndicate of other lenders (as may be amended from time to time, the “2023 CoBank Credit Facility”). On July 10, 2024, we amended the 2023 CoBank Credit Facility credit facility to add certain subsidiaries as guarantors and to provide further flexibility in order to accept certain grant and government program obligations.

The 2023 CoBank Credit Facility provides for a five-year $170 million revolving credit facility (the “2023 CoBank Revolving Loan”) and a six-year $130 million term loan facility (the “2023 CoBank Term Loan”). We may use (i) up to $25 million under the 2023 CoBank Revolving Loan for letters of credit, and (ii) up to $20 million under a swingline sub-facility. Upon the closing of the 2023 CoBank Credit Facility, we drew all of the 2023 CoBank Term Loan and approximately $13.6 million of the 2023 CoBank Revolving Loan. These borrowings were used to repay all of the $139.5 million of debt outstanding under the 2019 CoBank Credit Facility, as defined below, at close.

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

Amounts borrowed under the 2023 CoBank Credit Facility bear interest at a rate equal to, at our option, either (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR) plus an applicable margin ranging between 2.00% to 3.75% for the 2023 CoBank Term Loan and 1.75% to 3.50% for Revolving Loans or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.75% for the Term Loan and 0.75% to 2.50% for the 2023 CoBank Revolving Loans. Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the one-month SOFR rate (ii) the federal funds effective rate (as defined in the 2023 CoBank Credit Agreement) plus 0.50% per annum; or (iii) the prime rate (as defined in the 2023 CoBank Credit Agreement). The applicable margin is determined based on the ratio (as further defined in the 2023 CoBank Credit Agreement) of our maximum Total Net Leverage Ratio. Under the terms of the 2023 CoBank Credit Agreement, we must also pay a fee ranging from 0.25% to 0.50% on the average daily unused portion of the 2023 CoBank Credit Facility over each calendar quarter.

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

We capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility which are being amortized over the life of the debt and $3.3 million were unamortized as of December 31, 2024.

We had $125.9 million outstanding under the 2023 CoBank Term Loan as of December 31, 2024. Under the 2023 CoBank Revolving Loan, we had $58.6 million outstanding and $111.4 million of availability as of December 31, 2024. We were in compliance with all financial covenants as of December 31, 2024.

In October 2023, we entered into a two year, forward starting 1-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, has a fixed SOFR rate of 4.896% and matures on November 13, 2025. The swap agreement had a fair value of $(0.3) million and $(0.5) million as of December 31, 2024 and 2023, respectively.

2019 CoBank Credit Facility

On April 10, 2019, we entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (as amended, the “2019 CoBank Credit Facility”). The 2019 CoBank Credit Facility provided for a $200 million revolving credit facility that included (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility. In connection with the execution of the 2023 CoBank Credit Facility, as defined above, all outstanding borrowings under the 2019 CoBank Credit Facility were repaid in full.

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

Letter of Credit Facility

On November 14, 2022, we entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of us and our subsidiaries. As of December 31, 2024, $30.9 million of Standby Letters of Credit had been issued under this agreement.

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

The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the 2022 Alaska Credit Facility, as defined below, in the amount of approximately $279 million plus accrued and unpaid interest, (b) to pay fees and expenses associated with the completion of this transaction, and (c) for general corporate purposes. As of December 31, 2024, $300.0 million was outstanding under the 2024 Alaska Term Facility.

 Proceeds from the 2024 Alaska Revolving Facility are to be used, subject to certain limitations, (a) to issue letters of credit to replace or backstop existing letters of credit of Alaska Communications and its direct and indirect subsidiaries, and (b) for working capital purposes, capital expenditures and other general corporate purposes. As of December 31, 2024, there were no outstanding borrowings under the 2024 Alaska Revolving Facility and $1.0 million of letters of credit were issued. As a result, $89.0 million was available under the 2024 Alaska Revolving Facility as of December 31, 2024.

 The 2024 Alaska Credit Facility also provides for incremental term loans (“Incremental Term Loans”) up to an aggregate principal amount of the greater of $91 million and Alaska Communications’ trailing consolidated twelve-month EBITDA (as defined in the 2024 Alaska Credit Agreement), subject to the Borrower meeting certain conditions.

In connection with the 2024 Alaska Credit Facility, we incurred $6.9 million of fees and rolled over $2.1 million of fees for the 2022 Alaska Credit Facility to be amortized over the life of the debt. Additionally, we expensed $3.8 million of costs as transaction-related charges and $0.7 million of as a loss on extinguishment of debt, included in other expense, within our statement of operations during the year ended December 31, 2024. As of December 31, 2024, we had $8.4 million of unamortized fees, which are being amortized over the life of the debt, associated with the 2024 Alaska Credit Facility.

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

Alaska Interest Rate Swap Agreements

In November 2023, Alaska Communications entered into two forward starting 1-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200 million, with fixed SOFR rates of 4.8695% and 4.8980% and both agreements mature on June 30, 2025. The swap agreements had an aggregate fair value of $(0.5) and $(1.2) million as of December 31, 2024 and 2023, respectively.

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

On December 27, 2024, CoBank amended the Receivables Credit Facility and extended the delayed draw period to December 31, 2025.

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

As of December 31, 2024, Commnet Wireless had $44.6 million outstanding, of which $8.0 million was classified as being current and $36.6 million as long-term on our balance sheet, and $9.2 million of availability under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.4 million were unamortized as of December 31, 2024.

OneGY Credit Facilities

On October 12, 2022 , OneGY entered into a $2.9 million term facility and a $5.7 million overdraft facility (the “Guyana Credit Facilities”) with Republic Bank (Guyana) Limited.

The Guyana Credit Facilities were secured by real estate assets and carried a fixed interest rate of 7.5%. On November 29, 2024, the overdraft facility and term facility were canceled at the request of OneGY and there were no outstanding amounts at that time.

Sacred Wind Term Debt

The Sacred Wind Term Debt with the United States of America, acting through the Administrator of the Rural Utilities Service (“RUS”) which provides financial assistance in the form of loans under the Rural Electrification Act of 1936 to furnish or improve telecommunications and/or broadband services in rural areas, is secured by substantially all of the assets of Sacred Wind and is an underlying mortgage to the United States of America. These mortgage notes are to be repaid in equal monthly installments covering principal and interest beginning after date of issue and expiring by 2035.

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2024. Sacred Wind submitted a corrective action plan to comply with the financial covenant by December 31, 2028. The corrective action plan was accepted by the RUS and, as of December 31, 2024, we were in compliance with that corrective action plan.

As of December 31, 2024, $24.9 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.5 million was current and $21.4 million was long term.

The mortgage notes carry fixed interest rates ranging from 0.88% to 5.0%.

Viya Debt

We, and certain of our subsidiaries, have entered into a $60.0 million loan agreement (the “Viya Debt”) with National Cooperative Services Corporation (“NCSC”). The Viya Debt agreement contains customary representations, warranties, and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”). This covenant is tested on an annual basis at the end of each fiscal year. Interest is paid quarterly at a fixed rate of 4.0% per annum and principal repayment is not required until maturity on July 1, 2026. Prepayment of the Viya Debt may be subject to a fee under certain circumstances. The debt is secured by certain assets of the Viya subsidiaries and is guaranteed by us.

We paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the Viya Debt. The fee was recorded as a reduction to the Viya Debt carrying amount and is being amortized over the life of the loan.

As of December 31, 2024, $60.0 million of the Viya Debt remained outstanding and $0.2 million of the rate lock fee was unamortized.

On May 5, 2022, the Net Leverage Ratio was amended to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually, and we were in compliance with the Net Leverage Ratio as of December 31, 2024.

Debt Maturity

The table below summarizes the annual maturities of our debt instruments (amounts in thousands).

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other	Debt	Credit Facility
Year ending December 31, 2025	$3,469	$—	$4,757	$8,226	$8,031
Year ending December 31, 2026	5,469	60,000	8,125	73,594	8,409
Year ending December 31, 2027	13,098	—	9,750	22,848	8,807
Year ending December 31, 2028	18,858	—	68,370	87,228	9,229
Year ending December 31, 2029	277,749	—	93,556	371,305	6,041
Thereafter	6,239	—	—	6,239	4,085
Total	324,882	60,000	184,558	569,440	44,602
Debt Discounts	(8,641)	(150)	(3,293)	(12,084)	(368)
Book Value as of December 31, 2024	$316,241	$59,850	$181,265	$557,356	$44,234

Factors Affecting Sources of Liquidity

Internally generated funds. The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry.

Restrictions under 2023 Credit Facility.  Our 2023 CoBank Credit Facility contains customary representations, warranties and covenants, including covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.

In addition, the 2023 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of December 31, 2024, we were in compliance with all of the financial covenants of the 2023 CoBank Credit Facility.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the years ended December 31, 2024 and 2023, we recorded $1.9 million and $1.4 million, respectively, in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

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

Material Cash Obligations and Sources

Capital Expenditures. We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  Such investments include the upgrade and expansion of both our mobility and fixed telecommunications networks as well as our service delivery platforms. For 2025, we expect capital expenditures to be approximately $90 million to $100 million (net of reimbursable amounts), and will primarily relate to network maintenance and upgrades. We expect to fund our 2025 capital expenditures primarily from our current cash balances, cash generated from operations and our existing credit facilities including the Receivables Credit Facility.

Long-term Debt. To service our previously described debt facilities, we will be required to make future minimum principal repayments (not including interest, commitment fees or letter of credit fees) of $8.3 million in 2025 and then $73.6 million, $22.8 million, $87.2 million, and $371.2 million during 2026 through 2029, respectively, and then $6.2 million in subsequent years.

Lease Commitments. We have operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. In order to comply with our lease agreements, we will be required to pay $22.4 million in 2025 and then $16.7 million, $13.8 million, $10.5 million and $7.6 million during 2026 through 2029, respectively, and then $81.5 million in subsequent years.

FirstNet Agreement. In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating area in the western United States. We expect to incur construction costs of approximately $6 million, primarily during 2025 with the remainder in 2026, in order to complete the network build portion of that agreement. Following acceptance of the cell sites, AT&T will own the sites and we will assign to AT&T any third-party tower lease applicable to such cell site.  If the cell site is located on a communications tower we own, AT&T will pay us pursuant to a separate lease agreement for an initial term of eight years. In addition to building the network, we will provide ongoing equipment and site maintenance and high-capacity transport to and from these cell sites for an initial term ending in 2031.

Connect America Fund II (CAF II). We are a recipient under the Connect America Fund Phase II program which will offer subsidies to us in order to expand our broadband coverage in designated areas. In connection with this program, we are expecting to spend $16.2 million in capital expenditures during the year ended December 31, 2025 (which is included in our capital expenditure estimates for the US Telecom segment above in order to meet our build-out obligations under this program. We are not expecting any commitments under the CAF II program after 2025.

Spectrum Buildout Commitments.  In connection with our spectrum licenses in the United States and other jurisdictions in which we operate, we will have to achieve certain spectrum build-out obligations. We expect to comply with all applicable requirements related to these licenses but cannot currently estimate the cost of building our network in the covered areas.  If we do not comply with such requirements in a certain area within timeframe specified in the applicable spectrum license, our spectrum license for that area may be forfeited.

Construction grants. We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants reimburse us for our construction costs. As of December 31, 2024, $150.2 million of such construction obligations remain with completion deadlines beginning in 2025. Once these projects are constructed, we are obligated to provide service to the participants.

Software licensing, maintenance and other business support systems. We have committed to agreements with vendors to provide us with software licensing and maintenance services as well as other business support systems. These agreements expire primarily during the year ending December 31, 2025 and will require us to pay approximately $37.0 million in 2025, and then $12.8 million, $4.3 million, $2.7 million, and $2.4 million during 2026 through 2029, respectively and then $14.8 million thereafter.

Circuits and other transport costs. We expect to pay $32.5 million, $26.0 million, $14.3 million, $8.1 million and $4.3 million during the years ended December 31, 2025, 2026, 2027, 2028 and 2029, respectively, for circuit and other telecommunication transport costs. Thereafter, we are obligated to pay an additional $8.9 million for such services.

Sources of Cash. In addition to future internally generated funds, as of December 31, 2024, we have $111.4 million, $89.0 million and $9.2 million available to us under the CoBank Credit Facility, the Alaska Revolving Facility and the Receivables Credit Facility, respectively, and may be able to raise funds in the capital markets by making an offering under our universal shelf registration.

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

We assess the recoverability of the value of our telecommunications licenses using either a market or income approach. We believe that our telecommunications licenses generally have an indefinite life based on historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the related technology used is not expected to be replaced in the foreseeable future. If the value of these assets was impaired by some factor, such as an adverse change in the subsidiary’s operating market, we may be required to record an impairment charge. We test the impairment of our telecommunications licenses annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of telecommunications licenses with their carrying amount.

During the quarter ended September 30, 2024, we completed our impairment assessment for our US Telecom segment after identifying events that indicated that the fair value of a reporting unit may be below its carrying value. These events included the Company’s continued shift away from wholesale roaming and retail operations towards carrier managed services and fixed broadband services, delays in completing significant network upgrade projects, the conclusion of certain government subsidy programs leading to slower consumer growth, and delays in enterprise sales and delivery. The combination of these events led to the reporting unit being unable to meet key financial and operational forecasted targets. As a result of that analysis, we recorded an impairment of $35.3 million during the quarter ended September 30, 2024.

Contingencies. We are subject to proceedings, lawsuits, tax audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business as further described in Note 13 to the Consolidated Financial Statements included in this Report. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as the potential ranges of probable losses. A determination of the amount of loss accruals required, if any, for these contingencies is made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingency. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter.  We believe that some adverse outcome is probable and have accordingly accrued $13.8 million as of December 31, 2024 for these matters.

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

Employee Benefit Plans. We sponsor pension and other post-retirement benefit plans for employees of certain subsidiaries.  Net periodic pension expense is recognized in our consolidated statements of operations. We recognize a pension or other postretirement plan’s funded status as either an asset or liability in our consolidated balance sheets.  Actuarial gains and losses are reported as a component of other comprehensive income and amortized through other income in subsequent periods.

Interest Rate Sensitivity. As of December 31, 2024, we had $484.6 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 100-basis-point change in the interest rates on our variable rate debt would result in a $4.8 million change in our annual interest expense.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loans within our credit facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section to this Report. See “Item 15. Exhibits, Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

While the Company does allow for its officers and directors to enter into trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1 with the Company’s prior approval, during the quarter ended December 31, 2024, none of the Company's directors or officers informed the Company of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is contained in Part I of this Form 10-K under the caption “Information About Our Executive Officers”.

The following table sets forth information regarding our directors as of March 17, 2025:

Name	Age	Position
Brad W. Martin	49	Chief Executive Officer and Director
Michael T. Prior	60	Executive Chairman and Director
Bernard J. Bulkin	83	Director
Richard J. Ganong	61	Director
April V. Henry	55	Director
Derek G. Hudson	69	Director
Patricia A. Jacobs	61	Director
Pamela F. Lenehan	72	Director

Employee Director

Brad W. Martin

Brad Martin is our Chief Executive Officer and a member of our Board of Directors. Brad joined the Company in April 2018 as Executive Vice President and became our Chief Operating Officer in 2021. In January 2024, Brad was appointed our Chief Executive Officer and a member of our Board of Directors. Prior to joining us in 2018, he previously served as Chief Operating Officer for Senet Inc., a leading "low power wide area" network (LPWAN) operator and global service provider. From 2013 through 2015, Brad served as Senior Vice President and Chief Quality Officer with Extreme Networks, a global leader in software-driven networking solutions for Enterprise and Service Provider customers. Between 2008 and 2013, he served as Vice President of Engineering Operations and Quality with Siemens Enterprise Communications and Enterasys Networks, delivering voice and data networking hardware and software solutions to global enterprises. Brad holds a B.S. in Mechanical Engineering from the University of Maine and is a published author and featured industry speaker.

Non-Employee Directors

Michael T. Prior

Executive Chairman

Michael Prior is the Executive Chairman of the Board of Directors and was our President and Chief Executive Officer from December 2005 through December 2023. He is currently a member of our Investment Committee. He was elected to the Board in May 2008 and had been an officer of the Company since 2003. Prior to joining the Company, Mr. Prior was a partner with Q Advisors LLC, a Denver based investment banking and financial advisory firm focused on the technology and telecommunications sectors. Mr. Prior began his career as a corporate attorney with Cleary Gottlieb Steen & Hamilton LP in London and New York. He received a B.A. degree from Vassar College and a J.D. degree, summa cum laude, from Brooklyn Law School. Mr. Prior currently serves on the Board of Directors of the Competitive Carriers Association. In 2008, Mr. Prior was named Entrepreneur of the Year for the New England Region by Ernst & Young LLP and One of America's Best CEOs by DeMarche Associates, Inc.

Dr. Bernard J. Bulkin

Dr. Bernard Bulkin has been a director of the Company since March 2016 and is currently the Independent Lead Director of our Board of Directors. He is also Chair of our Nominating and Corporate Governance Committee and a member of our Audit Committee. Dr. Bulkin is also a shareholder director of a holding company for the Company's renewable energy business operating under the "Vibrant" name in India. He held several senior management roles throughout his approximately twenty-year career at British Petroleum (BP), including Director of the refining business, Vice President Environmental Affairs, and Chief Scientist, and left BP in 2003. Dr. Bulkin is currently a director of VH-Global Sustainable Energy Opportunities Plc (LDN:GSEO) (Chairman), and QLM Technology Ltd (Chairman). Dr. Bulkin has served on the boards of Severn Trent plc, Ludgate Investments Limited, HMN Colmworth Ltd., Chemrec AB and REAC Fuel AB, each a Swedish biofuel technology developer, ARQ Ltd, K3 Solar Ltd, and Ze-gen Corporation, a renewable energy company, and chaired the boards of two UK public companies: AEA Technology plc (from 2005 until 2009), and Pursuit Dynamics Plc (from 2011 until 2013). Dr. Bulkin served as Chair of the UK Office of Renewable Energy from 2010 until 2013, was a member of the FTSE Environmental Markets Advisory Committee (2010to 2017) and has held several other UK government roles in sustainable energy and transport. He earned a B.S. in Chemistry from the Polytechnic Institute of Brooklyn and a Ph.D. in Physical Chemistry from Purdue University. Dr. Bulkin is an Emeritus Professorial Fellow at the University of Cambridge and is the author of Crash Course (2015) and Solving Chemistry (2019). He was awarded the Honour of Officer of the Order of the British Empire (OBE) in the 2017 New Year Honours List.

Richard J. Ganong

Richard Ganong has been a director of the Company since June 2018 and is Chair of our Compensation Committee and a member of our Investment Committee. Mr. Ganong has more than 25 years of experience in the financial services industry with a focus on venture capital and hedge fund investing. He was a Partner at the Tudor Investment Corporation, an internationally recognized diversified investment management firm, from 1993 to 2009, including as a Partner from 2000 to 2009, and was a founding General Partner of the Tudor Venture Group which managed a series of funds providing growth capital to private companies in various information technology industries. Mr. Ganong was the Senior Vice President of Development and Alumni Relations at Bowdoin College from 2014 to 2016 and most recently founded Five Pine Partners, an investment and advisory boutique. Mr. Ganong also is an emeritus member of the Board of Overseers at The Tuck School at Dartmouth. He is currently a member of the Board of Directors for LMCG Investments, LLC, the Gasparilla Island Conservation and Improvement Association of Boca Grande and The Island School of Boca Grande. Mr. Ganong holds a B.A. from Bowdoin College and an M.B.A. from the Tuck School at Dartmouth.

April V. Henry

April Henry has been a director of the Company since March 2022. She is the Chair of our Investment Committee and a member of our Compensation Committee. She is the Managing Partner of Hawkeye Digital, a management consulting firm that is focused on driving revenue growth, core decision-making and business and human capital transformation for businesses at critical points in their growth cycle. Previously, Ms. Henry was a director of SciPlay Corporation (Nasdaq: SCPL) until its sale to Light & Wonder on October 23, 2023. Prior to her current roles, Ms. Henry was the Executive Vice President of Corporate Development for Science Inc. and Science Strategic Acquisition Corp. Alpha (Nasdaq: SSAA) from 2020 to 2022, Co-Founder and Chief Revenue Officer of Equell, Inc. from 2018 to 2019, a Senior Vice President of Business Development at NBC Universal, LLC from 2016 to 2018, and the Chief of Staff of Development and Vice President of Corporate Development of Yahoo, Inc. from 2011 to 2015. Prior to that, Ms. Henry spent a number of years in the early part of her career with Morgan Stanley as a research analyst covering telecommunications and technology companies, and held positions with Index Ventures and News Corporation. Ms. Henry is on the Advisory Board of Evalla Advisors LLC and a special advisor to S4 Capital, PLC. Ms. Henry received her undergraduate degree in Political Science from Columbia University.

Derek G. Hudson

Derek Hudson has been a director of the Company since June 2023 and is a member of our Audit and Investment Committees. Mr. Hudson currently serves as the Chairman of the Board of Scotia Bank Trinidad and Tobago Limited and has been a member of the Board since June 2016. Following his retirement from his role as Shell's Vice President and Country Chairman, Trinidad & Tobago, from June 2016 to June 2019, Mr. Hudson served as a business advisor to Shell's Integrated Gas Business until June 2021. Prior to the combination of Royal Dutch Shell and BG Group in February 2016, Mr. Hudson served as President and Asset General Manager of BG Trinidad & Tobago from 2007 to 2012 and thereafter assumed a similar role for BG in East Africa, covering Tanzania, Kenya, and Madagascar. Mr. Hudson joined BG Group in 1995 and held previous roles as Vice President of one of BG's UK upstream businesses from 2000 to 2004 and Chief of Staff in Trinidad and Tobago from 2005 to 2007. Mr. Hudson has also served on the board of Atlantic LNG, a joint venture owned by Shell, BP, and the National Gas Company of Trinidad and Tobago, and at present is a Non-Executive Director of Trinity Energy, a UK-registered independent company focused on Trinidad and Tobago. He has also served on NGOs and other voluntary organizations in Trinidad and Tobago, and performed the role of Non-Executive Chairman of the Port Authority of Trinidad and Tobago from 2005 to 2010.

Patricia A. Jacobs

Patricia Jacobs has been a director of the Company since June 2023 and is a member of our Compensation and Nominating and Corporate Governance Committees. Ms. Jacobs held several leadership positions during her 37-year career in telecommunications, energy, and government, including President, New England Region for AT&T from 2010 to 2020, and President, Northern Region from March 2020 until her retirement from the company in November 2022. Prior to such positions, Ms. Jacobs also served as Vice President for International Public Affairs, where she led international initiatives and corporate reputation campaigns globally; and Regional Vice President for Federal Public Affairs, where she worked on several mergers and a wide range of federal legislative and regulatory matters. Prior to joining AT&T, Ms. Jacobs served as an aide to then Congressman Edward J. Markey (D-MA) at the Subcommittee on Energy and Power, as a member of the staff of the Massachusetts Senate's Commerce and Labor Committee. Ms. Jacobs was appointed to the Board of Directors of the Massachusetts Port Authority in August of 2016, and currently serves as Chair of the Board, and Chairs the Audit and Finance, and the Human Resources, Compensation and Diversity Committees. Ms. Jacobs also serves on the board of Avangrid (NYSE: NGR) and is a member of the Compensation and Nominating and the Unaffiliated Committees. Additionally, she is Vice Chair of the New England Council and serves on the boards of the JFK Presidential Library Foundation, the Boys and Girls Clubs of Boston, and is on the Leadership Council for Home Base (a partnership of Mass General Hospital and the Red Sox Foundation). Ms. Jacobs holds a B.A. from the University of Texas at Austin, and an M.A. and Ph.D. in Political Science from Boston College.

Pamela F. Lenehan

Pamela Lenehan has been a director of the Company since June 2020 and is Chair of our Audit Committee and a member of our Nominating and Corporate Governance Committee. Ms. Lenehan spent more than 20 years in financial services. In June 2002, Ms. Lenehan founded Ridge Hill Consulting, LLC and has served as President since that time. Previously, she served as Chief Financial Officer of Convergent Networks, a high technology start-up and was Senior Vice President, Corporate Development and Treasurer of Oak Industries, a NYSE-listed manufacturer of telecommunications components. She also previously served as a Managing Director in Investment Banking for 14 years at Credit Suisse First Boston and started her career in corporate banking at Chase Manhattan Bank. Ms. Lenehan is also a director of the Center for Women & Enterprise, the National Association of Corporate Directors New England Chapter, and is co-chair of the Boston Chapter of Women Corporate Directors. Ms. Lenehan previously served on the boards of Rithm Capital, Monotype Imaging, Civitas Solutions, American Superconductor, Spartech Corporation and Avid Technology. Ms. Lenehan has a B.A. in Mathematical Economics, cum laude and with honors, and a M.A. in Economics from Brown University. Ms. Lenehan holds a NACD Director Certification from the National Association of Corporate Directors.

Insider Trading Policy

We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities (the “Insider Trading Policy”) that applies to all directors, officers, employees, consultants, contractors of the Company and its subsidiaries, as well as the Company itself. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Company's securities, as well as any listing standards, rules and regulations applicable to us. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Report.

Additional information required by this Item 10 will be set forth in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be set forth in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be set forth in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be set forth in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be set forth in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item 15.
(2)	Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2022, 2023, and 2024 which appears on page F-66 hereof.
(3)	Exhibits. The exhibits listed below are filed herewith in response to this Item 15.

EXHIBIT INDEX

to Form 10-K for the Year Ended December 31, 2024

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

10.13

Fourth Amended and Restated Credit Agreement dated as of December 19, 2014, by and among the Company, as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, Fifth Third Bank, as a Joint Lead Arranger, MUFG Union Bank, N.A., as a Joint Lead Arranger and an Issuing Lender, the Guarantors named therein and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on December 23, 2014).

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

Fourth Amendment to Network Build and Maintenance Agreement dated as of December 21, 2023 and effective as of the 30th day of September, 2023, by and between Commnet Wireless, LLC and AT&T Mobility LLC (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (file No. 001-12593) for the year ended December 31, 2023 filed on March 15, 2024).

10.36	*	Fifth Amendment to Network Build and Maintenance Agreement dated as of March 4, 2025 and effective as of January 1, 2025, by and between Commnet Wireless, LLC and AT&T Mobility LLC.
10.37

Amended and Restated Limited Liability Company Agreement of ALSK Holdings, dated as of July 21, 2021 by and among ALSK Holdings, the Company, F3C IV, certain affiliates of F3C IV, and certain other institutional investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on July 22, 2021).

10.38

Credit Agreement, dated as of July 22, 2021, by and among the Borrower, Parent and certain of the Parent’s direct and indirect subsidiaries, as guarantors, Fifth Third Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on July 22, 2021).

10.39

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

10.40

Credit Agreement, dated as of August 29, 2024 among Alaska Communications Systems Group, Inc., as borrower (the “Borrower”), and its holding company, Alaska Management, Inc. (“Holdings”), and certain of Holdings’ direct and indirect subsidiaries, as guarantors, Bank of America, N.A., as administrative agent, an L/C issuer and swing line lender, Fifth Third Bank, National Association, as an L/C issuer, the lenders party thereto, and BofA Securities, Inc, Fifth Third Bank, National Association, BMO Bank NA, The Huntington Bank National Association, and MUFG Bank Ltd., as joint lead arrangers, and BofA Securities, Inc, Fifth Third Bank, National Association, and MUFG Union Bank, N.A., as joint bookrunners, and Fifth Third Bank, National Association, and MUFG Bank Ltd., as co-syndication agents, and BMO Bank NA, The Huntington Bank National Association and CoBank ACB, as co-documentation agents, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-12593) filed on August 30, 2024.

10.41		ATN International, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on June 13, 2023).
10.42

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on June 13, 2023).

10.43

Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on June 13, 2023).

10.44

Credit Agreement, dated as of July 13, 2023, among ATN International, Inc. as Borrower, CoBank, ACB, as Administrative Agent, Fifth Third Bank, N.A., MUFG Bank, Ltd. and the Guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on July 17, 2023).

10.45

Carrier Managed Services Master Agreement, dated as of May 10, 2023, between Commnet Wireless LLC, a wholly owned subsidiary of ATN International, Inc., and Cellco Partnership d/b/a Verizon Wireless (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on August 9, 2023).

10.46 ⱡ

Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2023 Equity Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on August 9, 2023).

10.47 ⱡ

Offer Letter and Restricted Covenant Agreement by and between ATN International, Inc. and Carlos Doglioli, dated November 13, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on November 16, 2023).

10.48

Third Amendment and Confirmation Agreement, effective as of December 19, 2023, among Commnet Finance, LLC, as Borrower, Commnet Wireless, LLC, as Originator and Servicer, ATN International, Inc., as Limited Guarantor, CoBank, ACB, as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2023 filed on March 15, 2024).

10.49

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

19	*	Insider Trading Policy.
21	*	Subsidiaries of ATN International, Inc.
23.1	*	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1

ATN International, Inc. Executive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10 K (File No. 001 12593) for the year ended December 31, 2023 filed on March 15, 2024.

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101).

ⱡ	Management contract or compensatory plan or arrangement.
*	Filed herewith.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on the 17th day of March, 2025.

ATN International, Inc.
By:	/s/ BRAD W. MARTIN

Brad W. Martin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March, 2025.

Signature	Title
/s/ BRAD W. MARTIN	Chief Executive Officer
Brad W. Martin	(Principal Executive Officer)

/s/ CARLOS R. DOGLIOLI	Chief Financial Officer
Carlos R. Doglioli	(Principal Financial and Accounting Officer)

/s/ MICHAEL T. PRIOR	Chairman and Director
Michael T. Prior

/s/ BERNARD J. BULKIN	Director
Bernard J. Bulkin

/s/ RICHARD J. GANONG	Director
Richard J. Ganong

/s/ APRIL V. HENRY	Director
April V. Henry

/s/ DEREK G. HUDSON	Director
Derek Hudson

/s/ PATRICIA A. JACOBS	Director
Patricia Jacobs

/s/ PAMELA F. LENEHAN	Director
Pamela F. Lenehan

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

December 31, 2024, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ATN International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ATN International, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill impairment assessment for a certain reporting unit in the US Telecom segment

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $4.8 million as of December 31, 2024, and the goodwill impairment charge recorded for a certain reporting unit in the US Telecom segment was $35.3 million for the year ended December 31, 2024. Management assesses goodwill for impairment on an annual basis in the fourth quarter or more frequently when events or circumstances occur indicating that the fair value of a reporting unit may be below its carrying value. If the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit, an impairment charge is recorded equal to the excess, but not more than the total amount of goodwill allocated to the reporting unit. As of September 30, 2024, the Company completed an impairment assessment for the goodwill held in its US Telecom segment after identifying events that indicate that the fair value of the reporting unit may be below its carrying value. Management determined the fair value of the reporting unit using the income approach. The income approach is based on a discounted cash flow model. The discounted cash flow model requires the exercise of significant judgment, including judgments and assumptions about appropriate discount rates and revenue growth.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation for a certain reporting unit in the US Telecom segment. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of significant assumptions used by management related to revenue growth and the discount rate. Evaluating the reasonableness of management’s significant assumptions related to revenue growth involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 17, 2025

We have served as the Company’s auditor since 2002.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

(In Thousands, Except Share Data)

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$73,393	$49,225
Restricted cash	15,851	12,942
Short-term investments	300	300
Accounts receivable, net of allowances for credit losses of $15.1 million and $16.4 million, respectively	83,719	88,030
Government grant receivables	50,511	50,586
Customer receivable	7,986	7,249
Inventory, materials and supplies	15,191	19,133
Prepayments and other current assets	62,210	53,807
Total current assets	309,161	281,272

Fixed Assets, net	1,040,193	1,080,659
Telecommunication licenses, net	113,319	113,319
Goodwill	4,835	40,104
Intangible assets, net	11,990	19,585
Operating lease right-of-use assets	99,427	99,335
Customer receivable - long term	41,030	45,676
Other assets	107,148	103,764
Total assets	$1,727,103	$1,783,714
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$8,226	$24,290
Current portion of customer receivable credit facility	8,031	7,110
Accounts payable and accrued liabilities	178,172	182,069
Dividends payable	3,627	3,701
Accrued taxes	8,234	10,876
Current portion of lease liabilities	16,188	15,164
Advance payments and deposits	44,836	49,984
Total current liabilities	267,314	293,194
Deferred income taxes	4,882	19,775
Lease liabilities, excluding current portion	77,469	76,936
Deferred revenue, long-term	55,116	64,035
Other liabilities	65,235	74,531
Customer receivable credit facility, net of current portion	36,203	38,943
Long-term debt, excluding current portion	549,130	492,580
Total liabilities	1,055,349	1,059,994
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	65,704	60,094
Common redeemable noncontrolling interests	10,599	25,823
Total redeemable noncontrolling interests	76,303	85,917
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,879,110 and 17,702,476 shares issued, respectively, 15,114,216 and 15,421,481 shares outstanding, respectively	179	173
Treasury stock, at cost; 2,764,894 and 2,280,995 shares, respectively	(102,413)	(90,447)
Additional paid-in capital	212,759	205,797
Retained earnings	368,191	417,282
Accumulated other comprehensive income	10,777	8,268
Total ATN International, Inc. stockholders’ equity	489,493	541,073
Noncontrolling interests	105,958	96,730
Total equity	595,451	637,803
Total liabilities, redeemable noncontrolling interests and equity	$1,727,103	$1,783,714

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31, 2024, 2023 and 2022

(In Thousands, Except Per Share Data)

	December 31,
	2024	2023	2022
REVENUE:
Communication services	$707,758	$735,082	$692,221
Construction	3,900	10,629	15,762
Other	17,417	16,505	17,762
Total revenue	729,075	762,216	725,745
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	312,256	319,723	312,895
Cost of construction revenue	3,866	10,345	15,763
Selling, general and administrative	228,869	242,697	224,399
Stock-based compensation	8,237	8,535	7,406
Transaction-related charges	4,847	551	4,798
Restructuring and reorganization expenses	3,535	11,228	—
Depreciation and amortization	138,335	141,627	135,137
Amortization of intangibles from acquisitions	7,907	12,636	13,016
(Gain) loss on disposition of assets and transfers	(13,251)	1,699	4,389
Goodwill impairment	35,269	—	—
Total operating expenses	729,870	749,041	717,803
Income from operations	(795)	13,175	7,942
OTHER INCOME (EXPENSE)
Interest income	1,186	476	174
Interest expense	(49,548)	(42,686)	(20,417)
Other income (expense)	(1,809)	1,496	4,245
Other expense	(50,171)	(40,714)	(15,998)
LOSS BEFORE INCOME TAXES	(50,966)	(27,539)	(8,056)
Income tax benefit	(19,114)	(8,785)	(473)
NET LOSS	(31,852)	(18,754)	(7,583)
Net loss attributable to noncontrolling interests, net of tax (benefit) expense of $(3.1) million, $(2.3) million and $(0.8) million respectively	5,423	4,216	1,938
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(26,429)	$(14,538)	$(5,645)
NET LOSS PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(2.10)	$(1.25)	$(0.67)
Diluted	$(2.10)	$(1.25)	$(0.67)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,229	15,595	15,751
Diluted	15,229	15,595	15,751
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.96	$0.87	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2024, 2023, and 2022

(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(31,852)	$(18,754)	$(7,583)
Other comprehensive income (loss):
Foreign currency translation adjustment net of tax expense of $0, $0, and $(0.2) million	—	229	(1,385)
Projected pension and postretirement benefit obligations, net of tax expense of $(0.1) million, $0 and $(0.2) million, respectively	1,637	2,035	2,428
Reclassification of loss on pension settlement, net of $0, $(0.2) million and $(0.8) million of tax	—	195	915
Reclassification of foreign currency (gains) losses on assets, net of tax expense of $0, $0, and $0.2 million	—	1,348	(500)
Unrealized gain (loss) on derivatives, net of tax expense of $(0.5) million, $0.6 million, and $0	872	(1,749)	(21)
Other comprehensive income (loss), net of tax	2,509	2,058	1,437
Comprehensive loss	(29,343)	(16,696)	(6,146)
Less: Comprehensive loss attributable to noncontrolling interests	5,423	4,216	1,938
Comprehensive loss attributable to ATN International, Inc.	$(23,920)	$(12,480)	$(4,208)

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2024, 2023 and 2022

(In Thousands, Except Share Data)

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2023	$173	$(90,447)	$205,797	$417,282	$8,268	$541,073	$96,730	$637,803
Issuance of 176,634 common units	6	—	—	—	—	6	—	6
Purchase of 483,899 shares of common stock	—	(11,966)	—	—	—	(11,966)	—	(11,966)
Stock-based compensation	—	—	7,262	—	—	7,262	975	8,237
Dividends declared on common stock ($0.96 per common share)	—	—	—	(14,602)	—	(14,602)	(3,645)	(18,247)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	—	—
Repurchase of noncontrolling interests	—	—	(300)	—	—	(300)	(353)	(653)
Accrued dividend - redeemable preferred units	—	—	—	(5,610)	—	(5,610)	—	(5,610)
Deemed dividend - redeemable common units	—	—	—	(2,450)	—	(2,450)	17,674	15,224
Comprehensive income:
Net loss	—	—	—	(26,429)	—	(26,429)	(5,423)	(31,852)
Other comprehensive income	—	—	—	—	2,509	2,509	—	2,509
Total comprehensive income (loss)	—	—	—	(26,429)	2,509	(23,920)	(5,423)	(29,343)
Balance, December 31, 2024	$179	$(102,413)	$212,759	$368,191	$10,777	$489,493	$105,958	$595,451

Balance, December 31, 2022	$173	$(73,825)	$198,449	$449,806	$6,210	$580,813	$96,016	$676,829
Purchase of 460,279 shares of common stock	—	(16,622)	—	—	—	(16,622)	—	(16,622)
Stock-based compensation	—	—	7,857	—	—	7,857	678	8,535
Dividends declared on common stock ($0.87 per common share)	—	—	—	(13,566)	—	(13,566)	(4,039)	(17,605)
Repurchase of noncontrolling interests	—	—	(509)	—	—	(509)	(2,681)	(3,190)
Accrued dividend - redeemable preferred units	—	—	—	(4,942)	—	(4,942)	—	(4,942)
Deemed dividend - redeemable common units	—	—	—	522	—	522	10,972	11,494
Comprehensive income:
Net loss	—	—	—	(14,538)	—	(14,538)	(4,216)	(18,754)
Other comprehensive income	—	—	—	—	2,058	2,058	—	2,058
Total comprehensive income (loss)	—	—	—	(14,538)	2,058	(12,480)	(4,216)	(16,696)
Balance, December 31, 2023	$173	$(90,447)	$205,797	$417,282	$8,268	$541,073	$96,730	$637,803

Balance, December 31, 2021	$172	$(71,714)	$192,132	$475,887	$4,773	$601,250	$101,003	$702,253
Issuance of 107,515 common units	1	—	—	—	—	1	—	1
Purchase of 57,115 shares of common stock	—	(2,111)	—	—	—	(2,111)	—	(2,111)
Stock-based compensation	—	—	6,779	—	—	6,779	572	7,351
Dividends declared on common stock ($0.72 per common share)	—	—	—	(11,346)	—	(11,346)	(3,531)	(14,877)
Investments made by minority shareholders in consolidated affiliates	—	—	—	—	—	—	22	22
Repurchase of noncontrolling interests	—	—	(462)	—	—	(462)	(4,429)	(4,891)
Accrued dividend - redeemable preferred units	—	—	—	(4,856)	—	(4,856)	—	(4,856)
Deemed dividend - redeemable common units	—	—	—	(4,234)	—	(4,234)	4,317	83
Comprehensive income (loss):
Net loss	—	—	—	(5,645)	—	(5,645)	(1,938)	(7,583)
Other comprehensive income	—	—	—	—	1,437	1,437	—	1,437
Total comprehensive income (loss)	—	—	—	(5,645)	1,437	(4,208)	(1,938)	(6,146)
Balance, December 31, 2022	$173	$(73,825)	$198,449	$449,806	$6,210	$580,813	$96,016	$676,829

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024, 2023 and 2022

(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(31,852)	$(18,754)	$(7,583)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	138,335	141,627	135,137
Amortization of intangibles from acquisitions	7,907	12,636	13,016
Provision for doubtful accounts	5,946	5,012	6,693
Amortization of debt issuance costs	2,681	2,431	2,014
(Gain) loss on disposition of assets and transfers	(13,251)	1,699	4,387
Stock-based compensation	8,237	8,535	7,406
Deferred income taxes	(12,777)	(16,756)	(7,452)
Loss on pension settlement	—	369	1,725
Loss on extinguishment of debt	760	—	—
Gain on investments	(464)	(4,201)	(5,656)
Goodwill impairment	35,269	—	—
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable and government grant receivables	9,075	(19,785)	(10,385)
Customer receivable	3,909	(416)	(8,713)
Prepaid income taxes	23	739	6,206
Accrued taxes	(16,246)	7,062	2,981
Materials and supplies, prepayments, and other current assets	(1,906)	7,666	(15,525)
Accounts payable and accrued liabilities and advance payments and deposits	1,785	2,430	(125)
Other assets	(649)	(10,079)	(9,979)
Other liabilities	(8,866)	(8,583)	(11,235)
Net cash provided by operating activities	127,916	111,632	102,912
Cash flows from investing activities:
Capital expenditures	(110,375)	(163,297)	(160,114)
Government capital programs
Amounts disbursed	(108,476)	(32,871)	(7,905)
Amounts received	95,758	31,873	2,853
(Purchases) and sales of strategic investments	790	(1,055)	(2,750)
Sale of businesses, net of transferred cash of $0	—	—	1,835
Spectrum sales and deposits refunded	—	576	1,136
Purchase of intangible assets	(573)	—	—
Proceeds from strategic investments	—	—	15,745
Purchase of spectrum; including deposits	—	—	(1,068)
Acquisition of businesses	—	1,314	(18,044)
Purchase of investments - employee benefit plan	(71)	(2,124)	—
Proceeds from investments - employee benefit plan	588	472	—
Proceeds from sale of assets	18,609	—	1,067
Net cash used in investing activities	(103,750)	(165,112)	(167,245)
Cash flows from financing activities:
Dividends paid on common stock	(14,674)	(13,178)	(10,708)
Distributions to noncontrolling interests	(3,645)	(4,039)	(3,531)
Payment of debt issuance costs	(6,705)	(3,906)	(873)
Finance lease payments	(1,930)	(1,375)	(1,069)
Term loan - repayments	(241,115)	(6,959)	(5,222)
Term loan - borrowings	300,000	130,000	20,000
Revolving credit facility – borrowings	103,000	159,414	115,250
Revolving credit facility – repayments	(117,502)	(185,293)	(72,250)
Proceeds from customer receivable credit facility	5,740	7,300	15,425
Repayment of customer receivable credit facility	(7,674)	(6,712)	(4,960)
Purchases of common stock – stock- based compensation	(1,932)	(1,473)	(1,169)
Purchases of common stock – share repurchase plan	(10,000)	(14,999)	(942)
Investments made by minority shareholders in consolidated affiliates	—	—	22
Repurchases of noncontrolling interests	(652)	(2,861)	(4,891)
Contingent consideration paid for business acquisition	—	—	(1,718)
Net cash provided by financing activities	2,911	55,919	43,364
Net change in cash, cash equivalents, and restricted cash	27,077	2,439	(20,969)
Total cash, cash equivalents, and restricted cash, beginning of period	62,167	59,728	80,697
Total cash, cash equivalents, and restricted cash, end of period	$89,244	$62,167	$59,728
Supplemental cash flow information:
Interest paid	$48,053	$39,251	$19,924
Taxes paid	$7,295	$2,898	$3,241
Dividends declared, not paid	$3,627	$3,701	$3,310
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses
Amounts accrued for reimbursable capital expenditures from government capital programs	$29,924	$31,769	$—
Amounts accrued for non-reimbursable capital expenditures	$13,782	$25,521	$27,811

The accompanying notes are an integral part of these consolidated financial statements.

1. ORGANIZATION AND BUSINESS OPERATIONS

The Company is a leading provider of digital infrastructure and communications services with a focus on rural and remote markets in the United States, and internationally, including Bermuda and the Caribbean region.

The Company has developed significant operational expertise and resources that it uses to augment its capabilities in its local markets. With this support, the Company’s operating subsidiaries can improve their quality of service with greater economies of scale and expertise than would typically be available in the size markets the Company operates in. The Company provides management, technical, financial, regulatory, and marketing services to its operating subsidiaries and typically receive a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. The Company also actively evaluates investment opportunities and other strategic transactions, both domestic and international, and generally looks for those that it believes fit its profile of telecommunications businesses in markets while keeping a focus on generating excess operating cash flows over extended periods of time. The Company uses the cash generated from its operations to maintain an appropriate ratio of debt and cash on hand and to re-invest in organic growth, to fund capital expenditures, to return value to its stockholders through dividends or stock repurchases, and to make strategic investments or acquisitions.

For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Notes 1 and 14 to the Consolidated Financial Statements included in this Report.

As of December 31, 2024, the Company offered the following types of services to its customers:

●	Fixed Telecommunications Services. The Company provides fixed data and voice telecommunications services to business and consumer customers. These services include high-speed consumer broadband and high-speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. The Company delivers services to other telecommunications providers including the leasing of critical network infrastructure such as tower and transport facilities, wholesale roaming and long-distance voice services, site maintenance and international long-distance services.

●	Mobile Telecommunications Services. The Company offers mobile communications services over its wireless networks and related equipment (such as handsets) to both business and consumer customers.

●	Managed Services. The Company provides information technology services such as network, application, infrastructure and hosting services to both its business and consumer customers to complement its fixed telecommunications services in its existing markets.

Through December 31, 2024, the Company has identified two operating segments to manage and review its operations, as well as to support investor presentations of its results. These operating segments are as follows:

●	US Telecom. In the United States, the Company offers fixed, carrier, and managed services to business customers and consumers in Alaska and the western United States. In 2024, the Company ceased providing mobility services to retail customers in the western United States.

●	International Telecom. In its international markets, the Company offers fixed, carrier, mobility and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reported its revenue and the markets it served as of December 31, 2024:

International Telecom			US Telecom
Services	Markets	Tradenames	Services	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications, GTT (1), Viya	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic, GTT, Viya	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands	One Communications, GTT, Viya, Essextel	Carrier Services	United States	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, GTT, Viya, Brava, Fireminds (2)	Managed Services	United States	Alaska Communications, Choice

(1)	In 2024, the Company completed a rebranding in Guyana and GTT is now known as One Communications. The Company refers throughout this report to its business in Guyana as “OneGY.”
(2)	In 2024, the Company completed a rebranding of its services offerings to government and large business customers, including those services formally known as Fireminds, which is now known as Brava.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less at date of purchase to be cash equivalents. The Company places its cash and temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2024, the Company had $34.4 million of its cash on deposit with noninsured institutions such as corporate money market issuers and cash held in foreign banks. The Company’s cash and cash equivalents are not subject to any restrictions (see Note 8). As of December 31, 2024 and 2023, the Company held $18.0 million and $5.7 million, respectively, of its cash in Guyana dollars. While there are risks associated with the conversion of Guyana dollars to US dollars due to limited liquidity in the Guyana foreign currency markets, to date it has not prevented the Company from converting Guyana dollars into US dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate plus an applicable fee.

Restricted Cash

The Company classifies cash that is legally restricted as to withdrawal or usage as restricted cash. Restricted cash as of December 31, 2024 and December 31, 2023 primarily relates to cash that is restricted for regulatory purposes.

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

Allowance for Credit Losses

The Company records an estimate of future credit losses in conjunction with the revenue transactions based on information available including historical experience, credit worthiness of customers, the Company’s historical experience with customers, current market and economic conditions, and management’s expectations of future conditions. That estimate is updated as additional information becomes available. Uncollectible amounts are charged against the allowance account. The Company’s allowance for uncollectible accounts receivable is based on management’s assessment of the collectibility of assets pooled together with similar risk characteristics.

Inventory, Materials and Supplies

Inventory, materials and supplies primarily include handsets and other equipment held for sale to customers. These balances are recorded at the lower of cost, determined on the basis of specific identification, or market, determined using replacement value.

Fixed Assets

The Company’s fixed assets are recorded at cost and depreciated using the straight-line method generally between 3 and 39 years. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized to fixed assets. Repairs and replacements of minor items of property are charged to operating expense as incurred. The cost of fixed assets in service and under construction includes internal and external costs necessary to bring an asset to the condition and location necessary for its intended use. Grants received for the construction of assets are recognized as a reduction of the cost of fixed assets, a subsequent reduction of depreciation expense over the useful lives of those assets within the income statement and as an investing cash flow in the statements of cash flows.

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

The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. In periods subsequent to initial measurement, period-to-period changes in the liability for an asset retirement obligation resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized. The increase in the carrying value of the associated long-lived asset is depreciated over the corresponding estimated economic life. Other liabilities within the consolidated balance sheets include accruals of $11.7  million and $11.4 million as of December 31, 2024 and 2023, respectively, for estimated costs associated with asset retirement obligations.

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

The Company did not record any fixed asset impairments for the years ended December 31, 2024, 2023 or 2022.

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

The Company performed its annual impairment assessment of its goodwill and indefinite-lived intangible assets (telecommunications licenses) for the years ended December 31, 2024 and 2023. See Note 7 for a discussion of the Company’s impairment of its goodwill within its US Telecom segment during the year ended December 31, 2024.

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

Noncontrolling Interests

The noncontrolling interests in the accompanying consolidated balance sheets reflect investments made by minority stockholders in certain subsidiaries of the Company. Noncontrolling interests acquired in a business combination are initially recorded at fair value. Subsequently, noncontrolling interests are adjusted for additional capital contributions, the minority stockholder’s proportional share of the earnings or losses, distributions to the minority stockholders and repurchases, by the Company, of such interests.

Changes in Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), by component, were as follows (in thousands):

	Projected
	Pension and
	Postretirement Benefit	Translation
	Obligations	Adjustment	Other	Total
Balance at December 31, 2021	$4,444	$308	$21	$4,773
Unrecognized actuarial gain, net of tax of $(0.2) million	2,428	—	—	2,428
Pension settlement, net of tax of $(0.8) million	915	—	—	915
Reclassification of foreign currency losses on investments sold, net of tax of $0.2 million	—	(500)	—	(500)
Foreign currency translation adjustment	—	(1,385)	—	(1,385)
Interest rate swap	—	—	(21)	(21)
Balance at December 31, 2022	7,787	(1,577)	—	6,210
Unrecognized actuarial gain, net of tax of $0	2,035	—	—	2,035
Pension settlement, net of tax of $(0.2) million	195	—	—	195
Reclassification of foreign currency losses on investments, net of tax of $0	—	1,348	—	1,348
Foreign currency translation adjustment	—	229	—	229
Interest rate swap, net of tax of $0.6 million	—	—	(1,749)	(1,749)
Balance at December 31, 2023	10,017	—	(1,749)	8,268
Unrecognized actuarial gain, net of tax of $(0.1) million	1,637	—	—	1,637
Interest rate swap, net of tax of $(0.5) million	—	—	872	872
Balance at December 31, 2024	$11,654	$—	$(877)	$10,777

Amounts reclassified from accumulated other comprehensive income to net income for pension and other postretirement benefits plans were $0.2 million, $0.2 million, and $0.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. Additionally, $1.3 million was reclassified from accumulated other comprehensive income to net income as a result of the foreign currency translation adjustments losses on assets sold during the year ended December 31, 2023.

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

In May 2023, the Company amended its current roaming agreement and entered into a carrier management services agreement with Verizon Wireless (“Verizon CMS Agreement”). The transaction includes service performance obligations under which revenue is recognized over time. The Company allocates the transaction price of these agreements to each performance obligation based on the relative standalone selling price of each performance obligation. The standalone selling price is the estimated price the Company would charge for the good or service in a separate transaction with similar customers in similar circumstances.

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

Contract Acquisition Costs

The Company pays sales commissions to its employees and agents for obtaining customer contracts. These costs are incremental because they would not have been incurred if the contract was not obtained. The Company recognizes an asset for these costs in Other assets on the Company’s consolidated balance sheets and subsequently amortizes the asset on a systematic basis consistent with the pattern of the transfer of the services to the customer. The amortization period, which is between 2 and 6 years, considers both the original contract period as well as anticipated contract renewals as appropriate. The amortization period includes contract renewals when renewal commissions are not commensurate with new commissions. The Company estimates contract renewals based on its actual renewals in recent periods. When the expected amortization period is one year or less the Company utilizes the practical expedient and expenses the costs as incurred.

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

Restructuring and reorganization expenses.

2023 Restructuring

In order to reduce the Company’s US Telecom and International Telecom segments’ cost structure the Company has incurred certain network termination and reduction in force costs totaling $12.4 million during the restructuring program which began in the first quarter of 2023 and ended March 31, 2024. A summary of the costs is below:

	US	International
	Telecom	Telecom	Total
Employee termination benefits	$1,960	$4,681	$6,641
Contract termination costs	5,777	—	5,777
Total	$7,737	$4,681	$12,418

Of this amount, $1.2 million and $11.2 million were recorded in Restructuring and reorganization on the Company’s Consolidated Income Statements during the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company paid $11.9 million, recorded a gain of $0.3 million on lease termination, and has $0.8 million of the restructuring expenses accrued. In conjunction with the restructuring, the Company terminated $5.6 million of lease right of use assets and $5.9 million of lease liabilities from its balance sheet.

2024 Reorganization

In efforts to advance its cost management actions to drive higher operating margins, the Company initiated a corporate reorganization to reduce operating expenses. Under this initiative, the Company incurred $2.3 million of employee severance and termination costs during the year ended December 31, 2024. Of this amount, $0.3 million, $1.1 million and $0.9 million were incurred within the International Telecom, US Telecom and Corporate and Other segments, respectively, and $1.6 million was paid during the year ended December 31, 2024 with the remaining $0.7 million being accrued for at December 31, 2024.

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

Goodwill impairment. The Company assesses goodwill for impairment on an annual basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit an impairment charge is recorded equal to the excess, but not more than the total amount of goodwill allocated to the reporting unit. See Note 7 for a discussion of the Company’s impairment of its goodwill within its US Telecom segment in 2024.

(Gain) loss on disposition of assets and transfers. The Company sells or disposes assets from time to time. A gain or loss is recorded by comparing the carrying amount of the assets to the proceeds received. The Company also records losses on assets held for sale if the expected sale price exceeds the carrying value of the assets. A gain or loss is also recorded on changes in the fair value of asset or liability classified contingent consideration from business combinations in the postcombination period. During the year ended December 31, 2024, the Company recorded a gain on the disposition of assets and transfers of $13.3 million primarily related to the International Telecom segment’s disposal of a non-core fixed asset of real property which resulted in a gain of $15.5 million on the transaction. The Company received cash proceeds of $17.8 million which was offset by the asset’s book value of $0.5 million and $1.8 million of transaction costs. This gain was partially offset by a $2.5 million loss, within the US Telecom segment, primarily related to the transfer of certain assets.

Accounting for Grants and Subsidies

The Company receives funding from the US Government and its agencies through the Universal Service Fund, the Secure and Trusted Communications Networks Reimbursement Program, and other programs. These funding programs are generally designed to fund telecommunications operations and infrastructure expansion into rural or underserved areas. The funding programs are evaluated to determine if they represent funding related to revenue, capital expenditures or operating activities. Funding for revenue and operating activities are recorded as revenue or contra expense in the Company’s consolidated income statement as the services are provided. Funding for capital expenditures is recorded as a reduction to property, plant and equipment on the Company’s consolidated balance sheets and a future reduction in depreciation expense in the consolidated income statements. Government funding related to revenue and operations are recorded as operating cash inflows and funding for capital expenditures are recorded as investing cash inflows.

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

Credit Concentrations and Significant Customers

For the years ended December 31, 2024 and 2023, no individual customer accounted for more than 10% of consolidated revenue in that year.

For the years ended December 31, 2024, and 2023, no customers accounted for more than 10% of the Company’s consolidated accounts receivable. In addition, at December 31, 2024 and 2023, the Company recorded $37.7 million and $47.3 million of receivables under the FCC’s Replace and Remove Program, respectively.

Foreign Currency Gains and Losses

The Company translates the assets and liabilities of its foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US dollars at the appropriate spot rates as of the balance sheet date. Changes in the carrying values of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income. Income statement accounts are translated using the monthly average exchange rates during the year.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$300	$—	$—	$300
Employee benefit plan investments	2,768	—	—	2,768
Interest rate swap	—	(723)	—	(723)
Warrants on Alaska Communications redeemable common units	—	—	(249)	(249)
Total assets and liabilities measured at fair value	$3,068	$(723)	$(249)	$2,096

	December 31, 2023
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$300	$—	$—	$300
Other investments	—	—	1,197	1,197
Employee benefit plan investments	3,014	—	—	3,014
Interest rate swap	—	(1,750)	—	(1,750)
Alaska Communications redeemable common units	—	—	(11,063)	(11,063)
Alloy redeemable common units (1)	—	—	(14,760)	(14,760)
Warrants on Alaska Communications redeemable common units	—	—	(249)	(249)
Total assets and liabilities measured at fair value	$3,314	$(1,750)	$(24,875)	$(23,311)
(1)	Represents redeemable common units in Alloy, Inc. (“Alloy”), the parent company of the Company’s operations in the western United States.

Money Market Funds

As of December 31, 2024, this asset class consisted of a money market portfolio that comprises Federal government and US Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Interest Rate swap

The Company holds interest rate swap agreements for certain of its debt instruments. This asset class is classified within Level 2 of the fair value hierarchy because it relies on observable inputs other than Level 1 prices. Refer to Note 8 for additional information.

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

	Investments Without a Readily Determinable Fair Value	Fair Value Investments	Equity Investments	Total
Balance, December 31, 2021	$17,820	$1,925	$28,699	$48,444
Sale of Investments (1)	—	—	(13,212)	(13,212)
Income (Loss) recognized	—	435	(2,234)	(1,799)
Contributions / (distributions)	—	(744)	2,750	2,006
Foreign currency loss	—	—	(2,040)	(2,040)
Gain recognized	4,770	—	—	4,770
Balance, December 31, 2022	$22,590	$1,616	$13,963	$38,169
Income recognized	2,431	316	93	2,840
Contributions / (distributions)	425	(735)	630	320
Foreign currency loss	—	—	1,578	1,578
Transfers	16,264	—	(16,264)	—
Balance, December 31, 2023	$41,710	$1,197	$—	$42,907
Sale of Investments	—	(790)	—	(790)
Income recognized	246	195	—	441
Distributions	—	(602)	—	(602)
Balance, December 31, 2024	$41,956	$—	$—	$41,956
(1)	During 2022, the Company sold an investment previously accounted for using the equity method for $15.7 million of cash. The investment had a book value of $13.2 and the Company recognized a gain of $2.5 million on the transaction.

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

Redeemable Common Units and Warrants

The Company issued redeemable common units, and warrants to purchase additional common units, in a subsidiary of the Company in conjunction with its acquisition of Alaska Communications. The Company also issued redeemable common units in a subsidiary in conjunction with its acquisition of Sacred Wind. (Refer to Note 5). The instruments are redeemable at the option of the holder. The common units are carried at the higher of historical cost or fair value and the warrants to purchase common units are recorded at fair value in the Company’s financial statements. The Sacred Wind put option begins in November 2026 and the Alaska Communications put options begin at the earlier of a qualifying initial public offering of Alaska Communications or July 2028. The Company calculates the fair value of the instruments using a discounted cash flows and market approach with level 3 inputs.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of long-term debt is estimated using Level 2 inputs. At December 31, 2024, the fair value of long-term debt, including the current portion, was $564.4 million and its book value was $557.4 million. At December 31, 2023, the fair value of long-term debt, including the current portion, was $525.1 million and its book value was $516.9 million.

The fair value of the customer receivable credit facility is estimated using Level 2 inputs. At December 31, 2024, the fair value of the customer receivable credit facility, including the current portion, was $42.7 million and its book value was $44.2 million. At December 31, 2023, the fair value of the customer receivable credit facility, including the current portion, was $46.5 million and its book value was $46.1 million.

Net Loss Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Year ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to ATN International, Inc. stockholders- Basic	(26,429)	(14,538)	(5,645)
Less: Preferred dividends	(5,610)	(4,942)	(4,856)
Net loss attributable to ATN International, Inc. common stockholders- Diluted	$(32,039)	$(19,480)	$(10,501)

Denominator:
Weighted-average shares outstanding- Basic	15,229	15,595	15,751
Weighted-average shares outstanding- Diluted	15,229	15,595	15,751

Redeemable Noncontrolling Interests

Sacred Wind Enterprises

In connection with the Sacred Wind Transaction (see Note 5), the Company has accounted for equity consideration issued as common redeemable noncontrolling interests in its consolidated financial statements. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The common units are carried at the higher of historical cost or fair value. In 2024, the units were carried at historical cost of $10.6 million which was higher than the fair value of $10.1 million. At December 31, 2023, the common units were carried at fair value of $14.8 million which exceeded historical cost.

Alaska Communications

In connection with the Company’s ownership in Alaska Communications, the Company has accounted for equity instruments as redeemable noncontrolling interests in its consolidated financial statements. The redeemable noncontrolling interests consists of redeemable common units and redeemable preferred units. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The fair value of the common units was zero and $11.1 million as of December 31, 2024 and 2023, respectively. The redeemable preferred equity carries a 9% preferred dividend which compounds quarterly. The preferred units contain a put option allowing the holder to sell the preferred units to a subsidiary of the Company at the unpaid issuance price plus unpaid dividends. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The preferred units had a book value of $65.7 million and $60.1 million as of December 31, 2024 and 2023, respectively. The preferred units book value includes an unpaid preferred dividend of $17.4 million and $11.8 million as of December 31, 2024 and 2023, respectively. Lastly, the Company issued warrants in the Alaska Communications operations allowing the holders to purchase an additional 3% of the common units at a fixed price. The value of the warrants was $0.3 million as of December 31, 2024 and 2023.

For the year ended December 31, 2024 and 2023 the Company allocated losses of $17.7 million and $11.0 million, respectively, to the redeemable common units representing their proportionate share of operating losses. The Company then compared the book value of the common units to the fair value and the fair value exceeded the book value. As a result, the book value was increased by $2.5 million and decreased by $0.5 million during the years ended December 31, 2024 and 2023, respectively.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for year ended December 31, 2024 and 2023:

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2023	$60,094	$25,823	$85,917
Accrued preferred dividend	5,610	—	5,610
Allocated net loss	—	(17,674)	(17,674)
Change in fair value	—	2,450	2,450
Balance, December 31, 2024	$65,704	$10,599	$76,303

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2022	$55,152	$37,317	$92,469
Accrued preferred dividend	4,942	—	4,942
Allocated net loss	—	(10,972)	(10,972)
Change in fair value	—	(522)	(522)
Balance, December 31, 2023	$60,094	$25,823	$85,917

Stock-Based Compensation

The Company applies the fair value recognition provision of ASU 2018-07, “Compensation—Stock Compensation (Topic 718)” and is expensing the fair value of all stock-based compensation over the vesting periods of such awards within stock-based compensation its Income Statement.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07), which requires that a public entity disclose, on an interim and annual basis, significant segment expense categories and amounts that are regularly provided to its chief operating decision maker (CODM) and included in each reported measure of segment profit or loss. An entity must also disclose, by reportable segment, the amount and composition of other expenses. The standard requires an entity disclose the title and position of its CODM and explain how the CODM uses these reported measures in assessing segment performance and determining how to allocate resources. The Company adopted the standard on December 31, 2024 and the disclosures are included in Note 14.

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

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the periods presented below.

	Year Ended December 31, 2024
	International	US
	Telecom	Telecom	Total
Services transferred over time	$356,564	$290,335	$646,899
Goods and services transferred at a point in time	14,944	12,154	27,098
Total revenue accounted for under ASC 606	$371,508	$302,489	$673,997
Operating lease income	381	7,991	8,372
Government grant revenue (1)	5,574	41,132	46,706
Total revenue	$377,463	$351,612	$729,075

	Year Ended December 31, 2023
	International	US
	Telecom	Telecom	Total
Services transferred over time	$347,769	$326,966	$674,735
Goods and services transferred at a point in time	17,086	18,059	35,145
Total revenue accounted for under ASC 606	$364,855	$345,025	$709,880
Operating lease income	289	7,488	7,777
Government grant revenue (1)	5,589	38,970	44,559
Total revenue	$370,733	$391,483	$762,216

	Year Ended December 31, 2022
	International	US
	Telecom	Telecom	Total
Services transferred over time	$332,507	$301,309	$633,816
Goods and services transferred at a point in time	14,934	29,203	44,137
Total revenue accounted for under ASC 606	$347,441	$330,512	$677,953
Operating lease income	278	5,975	6,253
Government grant revenue (1)	7,862	33,677	41,539
Total revenue	$355,581	$370,164	$725,745

(1)	Revenue recognized from government funded programs. Refer to Note 9.

Contract Assets and Liabilities

Contract assets and liabilities consisted of the following (amounts in thousands):

	December 31, 2024	December 31, 2023	$ Change	% Change
Contract asset – current	$3,920	$3,616	$304	8.4%
Contract asset – noncurrent	5,368	5,509	(141)	(2.6)%
Contract liability – current	(28,932)	(30,990)	2,058	(6.6)%
Contract liability – noncurrent	(55,116)	(64,035)	8,919	(13.9)%
Net contract liability	$(74,760)	$(85,900)	$11,140	(13.0)%

The contract asset-current is included in prepayments and other current assets, the contract asset-noncurrent is included in other assets, the contract liability-current is included in advance payments and deposits, and the contract liability-noncurrent is included in deferred revenue, long-term on the Company’s balance sheet. The decrease in the Company’s net contract liability was due to the recognition of contract liabilities as revenue during the year ended December 31, 2024. During the year ended December 31, 2024, the Company recognized revenue of $30.5 million related to its December 31, 2023 contract liability and amortized $3.5 million of the December 31, 2023 contract asset into revenue. During the year ended December 31, 2023, the Company recognized revenue of $27.6 million related to its December 31, 2022 contract liability and amortized $3.0 million of the December 31, 2022 contract asset into revenue.

Contract Acquisition Costs

The December 31, 2024 balance sheet includes contract acquisition costs of $10.7 million in other assets. The December 31, 2023 balance sheet includes contract acquisition costs of $11.3 million. During the years ended December 31, 2024, 2023 and 2022 the Company amortized $6.6 million, $5.6 million and $3.5 million, respectively, of contract acquisition cost.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear mobility contracts, which include a promotional discount, and the Company’s construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $598 million and $494 million at December 31, 2024 and December 31, 2023, respectively. The Company expects to satisfy approximately 43% of the remaining performance obligations and recognize the transaction price within 24 months and approximately $60 million annually from 2027 through 2032. The Company omits performance obligations with a duration of one year or less and variable consideration under the right to invoice or wholly unsatisfied performance obligation practical expedients from this disclosure.

Disaggregation

The Company's revenue is presented on a disaggregated basis in Note 14 based on an evaluation of disclosures outside the financial statements, information regularly reviewed by the chief operating decision maker for evaluating the financial performance of operating segments and other information that is used for performance evaluation and resource allocations. This includes revenue from Communication Services revenue, Construction revenue and Other revenue. Communication Services is further disaggregated into Mobility, Fixed, Carrier Services, and Other revenue. Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. Other revenue consists of Managed Services revenue. Each of the revenue streams is presented for the Company’s International Telecom and US Telecom segments. This disaggregation of revenue depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Receivables

At December 31, 2024, the Company had gross receivables of $198.4 million and an allowance for credit losses of $15.1 million. Included within these amounts was a receivable under the FirstNet Agreement totaling $49.0 million, of which $8.0 million was current and $41.0 million was long-term, $37.7 million in receivables under the Replace and Remove Program, as well as $12.8 million in receivables related to the Company’s participation in certain other government funded programs. (Refer to Note 9). At December 31, 2023, the Company had gross accounts receivable of $207.9 million and an allowance for credit losses of $16.4 million. The receivable under the FirstNet Agreement totaled $52.9 million of which $7.2 million was current and $45.7 million was long-term. The December 31, 2023 receivables also includes $47.3 million in receivables under the Replace and Remove Program as well as $3.3 million related to participation in certain government funded programs. The Company monitors receivables through the use of historical operating data adjusted for expectation of future performance as appropriate. Activity in the allowance for credit losses is below:

	Year Ended December 31,
	2024	2023

Balance at beginning of period	$16,362	$15,171
Current period provision for expected losses	5,946	5,012
Write-offs charged against the allowance	(7,494)	(4,340)
Recoveries collected	318	519
Balance at end of period	$15,132	$16,362

4. LEASES

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The terms of the leases vary and some include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Operating lease cost:
Operating lease cost	$23,157	$23,232	$24,531
Short-term lease cost	2,578	2,866	2,575
Variable lease cost	5,585	4,896	3,186
Total operating lease cost	$31,320	$30,994	$30,292

Finance lease cost:
Amortization of right-of-use asset	$5,618	$2,930	$3,060
Variable costs	741	814	838
Interest costs	390	372	381
Total finance lease cost	$6,749	$4,116	$4,279

During the year ended December 31, 2024 and 2023, the Company paid $20.6 million and $19.8 million, respectively, related to operating lease liabilities. Also during the years ended December 31, 2024 and 2023, the Company recorded $19.4 million and $16.7 million, respectively, of lease liabilities arising from ROU assets. In addition, during the year ended December 31, 2022, the Company acquired $1.0 million of operating lease assets and $1.0 million of lease liabilities in acquisitions. Refer to Note 5.

At December 31, 2024, finance leases with a cost of $51.4 million and accumulated amortization of $21.8 million were included in property, plant and equipment. During the year ended December 31, 2024, the Company paid $20.8 million for finance lease liabilities, of which $18.5 million was classified as investing, $1.9 million was classified as financing, and $0.4 million was classified as operating cash outflows. At December 31, 2024, finance leases had a lease liability of $4.7 million, of which $1.3 million was current. At December 31, 2023, finance leases with a cost of $31.7 million and accumulated amortization of $16.4 million were included in property, plant and equipment. At December 31, 2023, finance leases had a lease liability of $5.6 million, of which $1.8 million was current. During the year ended December 31, 2023, the Company paid $4.8 million for finance lease liabilities, of which $3.4 million was classified as an investing cash outflow.

The weighted average remaining lease terms and discount rates as of December 31, 2024 and December 31, 2023 are noted in the table below:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term
Operating leases	12.6 years	13.3 years
Financing leases	11.5 years	9.2 years

Weighted-average discount rate
Operating leases	6.8%	6.3%
Financing leases	7.4%	6.6%

Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

	Operating Leases	Financing Leases
2025	20,764	1,649
2026	15,881	847
2027	12,949	825
2028	9,901	632
2029	7,134	516
Thereafter	79,843	1,630
Total lease payments	146,472	6,099
Less imputed interest	(57,512)	(1,402)
Total	$88,960	$4,697

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

	Operating Leases	Financing Leases
2024	$18,048	$2,030
2025	16,022	1,488
2026	11,755	601
2027	9,327	534
2028	7,807	505
Thereafter	80,637	2,145
Total lease payments	143,596	7,303
Less imputed interest	(57,133)	(1,662)
Total	$86,463	$5,641

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its cell sites and buildings. For the years ended December 31, 2024, 2023, and 2022 the Company recorded $8.4 million, $7.8 million, and $6.3 million, respectively, of lease income from agreements in which the Company is the lessor. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated:

2025	$7,197
2026	6,970
2027	5,645
2028	5,040
2029	4,396
Thereafter	4,204
Total future lease payments	$33,452

5. ACQUISITIONS AND DISPOSITIONS

US Telecom

Acquisition of Sacred Wind Enterprises

On November 7, 2022, the Company’s wholly owned subsidiary Alloy acquired all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), Inc., a rural telecommunications provider in New Mexico for $44.6 million of consideration (“Sacred Wind Transaction”). The purchase price allocation was finalized during the year ended December 31, 2023. As part of the Sacred Wind Transaction, the Company transferred consideration of $16.7 million of cash, net of $9.4 million of cash acquired, $14.8 million of redeemable noncontrolling interests, and $3.7 million of contingent consideration. During the year ended December 31, 2023, the Company received $1.3 million as final settlement of working capital amounts. The Company funded the acquisition with borrowings under its CoBank Credit Facility and assumed $31.6 million of Sacred Wind debt, to the United States of America administered through the Rural Utilities Service. Upon completion of the Sacred Wind Transaction, the former Sacred Wind shareholders will own 6% of the Alloy equity. This equity is classified as redeemable noncontrolling interests in the Company’s financial statements because the holders have an option, beginning in 2026, to put the equity interest to a subsidiary of the Company at the then fair market value. The redeemable noncontrolling interests do not have preference relative to other equity units and participate in gains and losses in Alloy. The contingent consideration is earned based on certain operating metrics of Sacred Wind beginning in 2025 through 2027. During the year ended December 31, 2023, Sacred Wind made substantial progress toward achieving the relevant operating metrics and, as a result, the contingent consideration increased by $4.2 million to $7.9 million. During the year ended December 31, 2024, the fair value of the contingent consideration decreased to $7.8 million. Changes in the value of the contingent consideration are included in Loss on Disposition of Assets and Transfers on the Company’s Consolidated Income Statement. The fair value of the contingent consideration was calculated using discounted cash flow analysis based on a range of probability weighted outcomes.

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

The acquired fixed assets are comprised of telecommunication equipment located in the Southwest United States. The fixed assets were valued using the income and cost approaches. Cash flows were discounted between 7% and 12% based on the risk associated with the cash flows to determine fair value under the income approach. The fixed assets have useful lives ranging from 1 to 25 years. The intangible assets include a $0.6 million trade name. The estimated fair value of the trade name was determined using the relief from royalty method. The useful life of the trade name is 5 years. The acquired receivables consist of trade receivables incurred in the ordinary course of business. The Company collected the full amount of the receivables. Other liabilities includes $6.5 million of deposits received under government grant programs and will be used to construct fixed assets in future periods.

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

6. FIXED ASSETS:

As of December 31, 2024 and 2023, property, plant and equipment consisted of the following (in thousands):

	Useful Life
	(in Years)	2024	2023
Telecommunications equipment and towers	5 -15	$1,571,145	$1,539,533
Office and computer equipment	3 -10	112,371	148,693
Buildings	15-39	100,533	138,243
Transportation vehicles	3 -10	20,335	27,480
Leasehold improvements	Shorter of useful life or lease term	16,902	22,424
Land	—	25,887	11,652
Furniture and fixtures	5 -10	9,189	11,438
Total property, plant and equipment		1,856,362	1,899,463
Construction in progress		272,559	192,815
Total property, plant and equipment		2,128,921	2,092,278
Less: Accumulated depreciation		(1,088,728)	(1,011,619)
Net fixed assets		$1,040,193	$1,080,659

Depreciation and amortization of fixed assets, using the straight-line method over the assets’ estimated useful life, for the years ended December 31, 2024, 2023 and 2022 was $138.3 million, $141.6 million and $135.1 million, respectively. Included within telecommunication equipment and towers are finance leases with a cost of $51.4 million and $36.1 million and net book value of $29.6 million and $8.7 million, as of December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024 and 2023, the Company received grant capital expenditure reimbursements of $95.8 million and $31.9 million, respectively, which are reflected in the balance sheet as a reduction to property, plant and equipment.

The Company had $10.9 million and $8.1 million of capitalized implementation costs at December 31, 2024 and 2023, respectively. The Company amortized $2.1 million and $2.2 million of implementation costs during the year ended December 31, 2024 and 2023, respectively.

During 2024, the Company disposed of real estate assets in its International Telecom segment with a book value of $0.5 million. The Company received $17.8 million of sale proceeds recognizing a gain of $15.5 million and selling costs of $1.8 million.

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

The Company’s qualitative goodwill impairment test includes, but is not limited to, assessing macroeconomic conditions, industry and market considerations, technological changes and trends, and overall financial performance of the reporting unit. The Company’s quantitative test for goodwill impairment involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. The Company determines the fair value of a reporting unit using the income approach. The income approach is based on a discounted cash flow (“DCF”) model. The DCF model requires the exercise of significant judgment, including judgments and assumptions about appropriate discount rates and revenue growth. Discount rates are based on a weighted-average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The revenue growth and cash flows employed in the DCF model were derived from internal cash flow forecasts and external market forecasts.

As of September 30, 2024, the Company completed an impairment assessment for its US Telecom segment after identifying events that indicate that the fair value of a reporting unit may be below its carrying value. These events included the Company’s continued shift away from wholesale roaming and retail operations towards carrier managed services and fixed broadband services, delays in completing significant network upgrade projects, the conclusion of certain government subsidy programs leading to slower consumer growth, and delays in enterprise sales and delivery. The combination of these events led to the reporting unit being unable to meet key financial and operational forecasted targets. As a result of these events, the Company performed a quantitative analysis for the $35.3 million of goodwill held in its US Telecom segment. The analysis, using an income approach, indicated that book value of reporting unit was above the fair value of the reporting unit. As a result, the Company recorded an impairment of $35.3 million during 2024.

The Company also completed a qualitative analysis of the goodwill held in its International Telecom segment and determined that no impairment was necessary in 2024.

For its annual impairment assessment in 2023, the Company completed a quantitative analysis for the goodwill held in its US Telecom and International Telecom segments. The analysis concluded that no impairment was necessary in 2023.

The table below discloses goodwill recorded in each of the Company’s segments and accumulated impairment changes (in thousands):

	International	US
	Telecom	Telecom	Consolidated
Balance at December 31, 2023
Gross	$25,423	$35,268	$60,691
Accumulated Impairment	(20,587)	—	(20,587)
Goodwill, net of accumulated impairment	4,836	35,268	40,104
Balance at December 31, 2024
Gross	25,422	35,269	60,691
Accumulated Impairment	(20,587)	(35,269)	(55,856)
Goodwill, net of accumulated impairment	$4,835	$—	$4,835

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

The Company performed a qualitative assessment for all of its remaining reporting units during its annual impairment assessment of its indefinite lived telecommunication licenses in 2024. The assessment determined that there were no indications of potential impairment.

The Company performed a quantitative assessment for certain International Telecom reporting units and a qualitative assessments for its remaining reporting units during its annual impairment assessment of its indefinite lived telecommunications licenses for 2023. The quantitative assessment was performed using a Greenfield Approach. The Greenfield Approach assumes a company initially owns only the telecommunication licenses, and then makes investments required to build an operation comparable to the one that currently utilizes the licenses. The projected cash flows are based on certain factors, including revenue growth rates, margins, subscriber churn rates, and other operational data. The Company used a WACC of 11.5% in the analysis. The Company determined that there were no indications of potential impairment.

The changes in the carrying amount of the Company’s telecommunications licenses, by operating segment, were as follows (in thousands):

	International	US
	Telecom	Telecom	Consolidated
Balance at December 31, 2022	$34,798	$78,900	$113,698
Acquired licenses	—	—	—
Dispositions	—	(379)	(379)
Balance at December 31, 2023	$34,798	$78,521	$113,319
Acquired licenses	—	—	—
Dispositions	—	—	—
Balance at December 31, 2024	$34,798	$78,521	$113,319

The Company recognized a gain of $0.3 million for license dispositions in 2023.

In 2024, the Company entered into a transaction to sell certain spectrum licenses in its US Telecom segment for approximately $14 million. The transaction is pending regulatory approval and is expected to close in stages during 2025. The Company expects to recognize a gain upon closing of the transaction.

Customer Relationships

The customer relationships are being amortized on an accelerated basis, over the expected period during which their economic benefits are to be realized. The Company recorded $6.3 million, $11.1 million, and $11.6 million of amortization related to customer relationships during the years ended December 31, 2024, 2023, and 2022, respectively.

Future amortization of customer relationships is as follows (in thousands):

	International Telecom	US Telecom
2025	$576	$2,779
2026	576	—
2027	576	—
2028	276	—
2029	62	—
Total	$2,066	$2,779

Other Intangible Assets

Other intangible assets includes $7.1 million and $8.4 million of trade names on the Company’s balance sheet as of December 31, 2024 and 2023, respectively. The Company recorded $1.3 million of amortization related to trade names during each of the years ended December 31, 2024, 2023, and 2022.

The tradenames have definite lives and future amortization of the trade names is as follows:

	International Telecom	US Telecom
2025	$311	$879
2026	209	769
2027	37	718
2028	—	657
2029	—	619
Thereafter	—	2,946
Total	$557	$6,588

8. LONG-TERM DEBT

2023 CoBank Credit Facility

On July 13, 2023, the Company, along with certain of its subsidiaries as guarantors, entered into a new Credit Agreement with CoBank, ACB and a syndicate of other lenders (as may be amended from time to time, the “2023 CoBank Credit Facility”). On July 10, 2024, the Company amended the 2023 CoBank Credit Facility credit facility to add certain subsidiaries as guarantors and to provide further flexibility in order to accept certain grant and government program obligations.

The 2023 CoBank Credit Facility provides for a five-year $170 million revolving credit facility (the “2023 CoBank Revolving Loan”) and a six-year $130 million term loan facility (the “2023 CoBank Term Loan”). The Company may use (i) up to $25 million under the 2023 CoBank Revolving Loan for letters of credit, and (ii) up to $20 million under a swingline sub-facility. Upon the closing of the 2023 CoBank Credit Facility, the Company drew all of the 2023 CoBank Term Loan and approximately $13.6 million of the 2023 CoBank Revolving Loan. These borrowings were used to repay all of the $139.5 million of debt outstanding under the 2019 CoBank Credit Facility, as defined below, at close.

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

Amounts borrowed under the 2023 CoBank Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR) plus an applicable margin ranging between 2.00% to 3.75% for the 2023 CoBank Term Loan and 1.75% to 3.50% for Revolving Loans or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.75% for the Term Loan and 0.75% to 2.50% for the 2023 CoBank Revolving Loans.  Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans.  The base rate is equal to the higher of (i) 1.00% plus the one-month SOFR rate (ii) the federal funds effective rate (as defined in the 2023 CoBank Credit Agreement) plus 0.50% per annum; or (iii) the prime rate (as defined in the 2023 CoBank Credit Agreement). The applicable margin is determined based on the ratio (as further defined in the 2023 CoBank Credit Agreement) of the Company’s maximum Total Net Leverage Ratio. Under the terms of the 2023 CoBank Credit Agreement, the Company must also pay a fee ranging from 0.25% to 0.50% on the average daily unused portion of the 2023 CoBank Credit Facility over each calendar quarter.

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

The Company capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility which are being amortized over the life of the debt and $3.3 million were unamortized as of December 31, 2024.

The Company had $125.9 million outstanding under the 2023 CoBank Term Loan as of December 31, 2024. Under the 2023 CoBank Revolving Loan, the Company had $58.6 million outstanding and $111.4 million of availability as of December 31, 2024. The Company was in compliance with all financial covenants as of December 31, 2024.

In October 2023, the Company entered into a two year, forward starting 1-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, has a fixed SOFR rate of 4.896% and matures on November 13, 2025. The swap agreement had a fair value of $(0.3) million and $(0.5) million as of December 31, 2024 and 2023, respectively.

2019 CoBank Credit Facility

On April 10, 2019, the Company entered into a credit facility, with CoBank, ACB and a syndicate of other lenders (as amended, the “2019 CoBank Credit Facility”). The 2019 CoBank Credit Facility provided for a $200 million revolving credit facility that included (i) up to $75 million for standby or trade letters of credit and (ii) up to $10 million under a swingline sub-facility. In connection with the execution of the 2023 CoBank Credit Facility, as defined above, all outstanding borrowings under the 2019 CoBank Credit Facility were repaid in full.

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

Letter of Credit Facility

On November 14, 2022, the Company entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of the Company and its subsidiaries. As of December 31, 2024, $30.9 million of Standby Letters of Credit had been issued under this agreement.

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

The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the 2022 Alaska Credit Facility, as defined below, in the amount of approximately $279 million plus accrued and unpaid interest, (b) to pay fees and expenses associated with the completion of this transaction, and (c) for general corporate purposes. As of December 31, 2024, $300.0 million was outstanding under the 2024 Alaska Term Facility.

 Proceeds from the 2024 Alaska Revolving Facility are to be used, subject to certain limitations, (a) to issue letters of credit to replace or backstop existing letters of credit of Alaska Communications and its direct and indirect subsidiaries, and (b) for working capital purposes, capital expenditures and other general corporate purposes. As of December 31, 2024, there were no outstanding borrowings under the 2024 Alaska Revolving Facility and $1.0 million of letters of credit were issued. As a result, $89.0 million was available under the 2024 Alaska Revolving Facility as of December 31, 2024.

 The 2024 Alaska Credit Facility also provides for incremental term loans (“Incremental Term Loans”) up to an aggregate principal amount of the greater of $91 million and Alaska Communications’ trailing consolidated twelve-month EBITDA (as defined in the 2024 Alaska Credit Agreement), subject to the Borrower meeting certain conditions.

In connection with the 2024 Alaska Credit Facility, the Company incurred $6.9 million of fees and rolled over $2.1 million of fees for the 2022 Alaska Credit Facility to be amortized over the life of the debt. Additionally, the Company expensed $3.8 million of costs as transaction-related charges and $0.7 million of as a loss on extinguishment of debt, included in other expense, within the Company’s statement of operations during the year ended December 31, 2024. As of December 31, 2024, the Company had $8.4 million of unamortized fees, which are being amortized over the life of the debt, associated with the 2024 Alaska Credit Facility.

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

Alaska Interest Rate Swap Agreements

In November 2023, Alaska Communications entered into two forward starting 1-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200 million, with fixed

SOFR rates of 4.8695% and 4.8980% and both agreements mature on June 30, 2025. The swap agreements had an aggregate fair value of $(0.5) and $(1.2) million as of December 31, 2024 and 2023, respectively.

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

On December 27, 2024, CoBank amended the Receivables Credit Facility and extended the delayed draw period to December 31, 2025.

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

As of December 31, 2024, Commnet Wireless had $44.6 million outstanding, of which $8.0 million was classified as being current and $36.6 million as long-term on the Company’s balance sheet, and $9.2 million of availability under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.4 million were unamortized as of December 31, 2024.

OneGY Credit Facilities

On October 12, 2022 , OneGY entered into a $2.9 million term facility and a $5.7 million overdraft facility (the “Guyana Credit Facilities”) with Republic Bank (Guyana) Limited.

The Guyana Credit Facilities were secured by real estate assets and carried a fixed interest rate of 7.5%. On November 29, 2024, the overdraft facility and term facility were canceled at the request of OneGY and there were no outstanding amounts at that time.

Sacred Wind Term Debt

The Sacred Wind Term Debt with the United States of America, acting through the Administrator of the Rural Utilities Service (“RUS”) which provides financial assistance in the form of loans under the Rural Electrification Act of 1936 to furnish or improve telecommunications and/or broadband services in rural areas, is secured by substantially all of the assets of Sacred Wind and is an underlying mortgage to the United States of America. These mortgage notes are to be repaid in equal monthly installments covering principal and interest beginning after date of issue and expiring by 2035.

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent by the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2024. Sacred Wind submitted a corrective action plan to comply with the financial covenant by December 31, 2028. The corrective action plan was accepted by the RUS and, as of December 31, 2024, the Company was in compliance with that corrective action plan.

As of December 31, 2024, $24.9 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.5 million was current and $21.4 million was long term.

The mortgage notes carry fixed interest rates ranging from 0.88% to 5.0%.

Viya Debt

The Company, and certain of its subsidiaries, have entered into a $60.0 million loan agreement (the “Viya Debt”) with National Cooperative Services Corporation (“NCSC”). The Viya Debt agreement contains customary representations, warranties, and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”). This covenant is tested on an annual basis at the end of each fiscal year. Interest is paid quarterly at a fixed rate of 4.0% per annum and principal repayment is not required until maturity on July 1, 2026. Prepayment of the Viya Debt may be subject to a fee under certain circumstances. The debt is secured by certain assets of the Viya subsidiaries and is guaranteed by us.

The Company paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the Viya Debt. The fee was recorded as a reduction to the Viya Debt carrying amount and is being amortized over the life of the loan.

As of December 31, 2024, $60.0 million of the Viya Debt remained outstanding and $0.2 million of the rate lock fee was unamortized.

On May 5, 2022, the Net Leverage Ratio was amended to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually, and the Company was in compliance with the Net Leverage Ratio as of December 31, 2024.

Debt Maturity

The table below summarizes the annual maturities of the Company’s debt instruments (amounts in thousands):

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other	Debt	Credit Facility
Year ending December 31, 2025	$3,469	$—	$4,757	$8,226	$8,031
Year ending December 31, 2026	5,469	60,000	8,125	73,594	8,409
Year ending December 31, 2027	13,098	—	9,750	22,848	8,807
Year ending December 31, 2028	18,858	—	68,370	87,228	9,229
Year ending December 31, 2029	277,749	—	93,556	371,305	6,041
Thereafter	6,239	—	—	6,239	4,085
Total	324,882	60,000	184,558	569,440	44,602
Debt Discounts	(8,641)	(150)	(3,293)	(12,084)	(368)
Book Value as of December 31, 2024	$316,241	$59,850	$181,265	$557,356	$44,234

9. GOVERNMENT SUPPORT AND SPECTRUM PROGRAMS

Universal Service Fund and Other Domestic Funding Programs

The Company recognizes revenue from several government funded programs including but not limited to, as follows:

●	The Company receives federal USF support under the Alaska Connect Fund (“ACF”). Beginning January 1, 2025, we expect to receive $25.6 million per year until December 31, 2028. Beginning in 2029 and continuing through 2034, the amount of ACF support will be determined by FCC staff taking into consideration broadband deployment funded through the Broadband Equity Access and Deployment Program. The ACF replaced the $19.7 million per year that we had received in Connect America Fund II support in Alaska;
●	As part of the Enhanced Alternative Connect America Model funding available to the Company’s operations in the western United States, we are estimated to receive approximately $109 million over the next 14 years, through 2038, with approximately $9 million annually through 2030 before a gradual step down to $6 million annually in 2038;
●	The Company receives $8.0 million per year in Connect America Fund II support in the rural southwest until July 2028;
●	The Company receives $5.5 million annually in the US Virgin Islands through December 31, 2025, subject to the requirement to enhance network resiliency and operations in those markets;
●	The Company were awarded $2.3 million annually in the western United States through December 31, 2031 as part of the Rural Digital Opportunity Fund Phase I (“RDOF”) auction. In exchange for this support, we committed to deploy voice and broadband service to areas covered by our remaining winning bids within six years and to provide service in those areas for ten years. In 2024, we transferred $1.3 million of the annual awards to other providers and returned $0.3 million of the annual awards to the FCC; and
●	The Company receives state USF support in Alaska, which for the fiscal year ended December 31, 2024 was approximately $2.5 million.

As of December 31, 2024, the Company was in compliance in all material respects with its requirements associated with such funding.

Additionally, the Company recognized revenue from the FCC’s Affordable Connectivity Program (“ACP”) and the Emergency Connectivity Fund (“ECF”) in 2024 that expired in the second quarter of 2024.   During 2024, in conjunction with transferring and return of the RDOF awards, the Company recorded a loss of $2.5 million as a loss disposition of assets and transfers. The Company has a liability of $4.6 million accrued as of December 31, 2024 for the transactions. The transfer applications are pending regulatory approval.

Revenue recognized from the USF High Cost Program, including the CAF II, ACF, E-ACAM, and RDOF programs, is recognized as revenue from government grants.  Revenue from other programs is recognized in accordance with ASC 606.

The Company recorded the amounts below as communication services revenue for the reported periods:

	Year ended
	December 31, 2024

	US Telecom	International Telecom	Total

High cost support	$13,848	$5,574	$19,422
CAF II	26,984	—	26,984
RDOF	300	—	300
ECF	6,883	—	6,883
RHC	15,927	—	15,927
Other	11,967	477	12,444
Total	$75,909	$6,051	$81,960

	Year ended
	December 31, 2023

	US Telecom	International Telecom	Total

High cost support	$9,260	$5,571	$14,831
CAF II	27,260	—	27,260
RDOF	2,432	—	2,432
ECF	26,346	—	26,346
RHC	11,995	—	11,995
Other	23,478	1,250	24,728
Total	$100,771	$6,821	$107,592

	Year ended
	December 31, 2022

	US Telecom	International Telecom	Total

High cost support	$4,459	$7,862	$12,321
CAF II	27,264	—	27,264
RDOF	1,954	—	1,954
RHC	11,018	—	11,018
Other	15,638	52	15,690
Total	$60,333	$7,914	$68,247

Construction Grants

The Company has also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse the Company for its construction costs, is generally distributed upon completion of a project. Completion deadlines begin in 2025 and once these projects are constructed, the Company is obligated to provide service to the participants. The Company expects to meet all requirements associated with these grants.  A roll forward of the Company’s grant awards is below (in thousands).

Amount
Grants awarded, December 31, 2023	$100,149
New grants	52,093
Construction complete	(2,053)
Transferred grants	—
Grants awarded, December 31, 2024	$150,189

In addition, the Company partners with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program ("TBCP") and the Rural Development Broadband ReConnect Program (“ReConnect”).  These programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas.  The Company was identified as a sub recipient of grants under these programs totaling $178.3 million as of December 31, 2024. Under these grants the Company expects to enter into agreements to construct and operate the networks for the grant recipient.  Once construction is complete the Company will hold a long-term lease to operate the network.  The operating agreement will require the Company to meet certain minimum service requirements. Through December 31, 2024, the Company has received and spent $19.7 million of funding under these programs on construction obligations.  These amounts are recorded as operating cash flows in the Company’s statement of cash flows.

Replace and Remove Program

In July 2022, the Company was approved to participate in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of communications equipment and services in their networks that has been deemed to pose a national security risk. Pursuant to the Replace and Remove Program, our eligible subsidiaries were initially allocated up to approximately $207 million to replace, remove and securely destroy such communications equipment and services in the Company’s networks in the western United States and in the US Virgin Islands, however, in December 2024 this program was fully funded for an increased allocation to the Company of approximately $517 million. The Replace and Remove Program requires each of the Company’s participating subsidiaries to complete the project no later than a specified deadline, which is currently in the third quarter of 2025.

A summary of the amounts spent and reimbursed under the Replace and Remove Program is below (in thousands):

	Capital	Operating	Total

Total spend, December 31, 2023	$49,262	$15,126	$64,388
Amounts spent	91,687	12,320	104,007
Total spend, December 31, 2024	$140,949	$27,446	$168,395

Total reimbursements, December 31, 2023	$(12,773)	$(4,354)	$(17,127)
Reimbursements received	(90,767)	(22,827)	(113,594)
Total reimbursements, December 31, 2024	$(103,540)	$(27,181)	$(130,721)

Amount pending reimbursement	$37,409	$265	$37,674

	Capital	Operating	Total

Total spend, December 31, 2022	$1,836	$1,489	$3,325
Amounts spent	47,426	13,637	61,063
Total spend, December 31, 2023	$49,262	$15,126	$64,388

Total reimbursements, December 31, 2022	$—	$—	$—
Reimbursements received	(12,773)	(4,354)	(17,127)
Total reimbursements, December 31, 2023	$(12,773)	$(4,354)	$(17,127)

Amount pending reimbursement	$36,489	$10,772	$47,261

10. EQUITY

Common Stock

The Company has paid quarterly dividends on its Common Stock since the fourth quarter of 1998.

Treasury Stock

On December 14, 2023, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of its Common Stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”). The 2023 Repurchase Plan replaced the previously approved 2016 Repurchase Plan and, as of December 31, 2024, had $15.0 million available to use to repurchase the Company’s Common Stock.

During the years ended December 31, 2024, 2023 and 2022, the Company repurchased the following shares under the 2023 Repurchase Plan and the 2016 Repurchase Plan:

	Shares	Aggregate Cost	Average
Year ended December 31,	Repurchased	(in thousands)	Repurchase Price
2024	423,511	$10,000	$23.61
2023	423,328	14,999	35.43
2022	23,714	942	39.70

During the years ended December 31, 2024, 2023 and 2022, the Company repurchased the following shares from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock awards:

	Shares	Aggregate Cost	Average
Year ended December 31,	Repurchased	(in thousands)	Repurchase Price
2024	60,388	$1,851	$30.65
2023	36,951	1,473	39.86
2022	33,401	1,169	35.01

Stock-Based Compensation

On June 6, 2023, the Company established the ATN International, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”) and reserved 1,432,070 shares for the grant of restricted stock units, performance stock units and stock options and awards of shares of Common Stock that are not subject to restrictions or forfeiture. The 2023 Equity Incentive Plan replaces the previously approved ATN International, Inc. 2008 Equity Incentive Plan (the “2008 Equity Incentive Plan”). No additional grants were or will be made under the 2008 Equity Incentive Plan on or after the effective date of the 2023 Equity Incentive Plan. Outstanding grants under the 2008 Equity Incentive Plan continued in effect according to their terms. As of December 31, 2024, the Company has 1,152,949 shares available for grants under the 2023 Equity Incentive Plan.

Restricted Stock

Restricted stock, previously granted under the 2008 Equity Incentive Plan and to be granted under the 2023 Equity Incentive Plan, vests over four years.

The following table summarizes restricted stock activity during the years ended December 31, 2024 and 2023:

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2024	284,284	$40.37
Granted	193,922	28.81
Forfeited	(51,752)	38.04
Vested and issued	(139,654)	37.25
Unvested as of December 31, 2024	286,800	$34.50

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2023	260,497	$43.86
Granted	151,560	38.08
Forfeited	(9,354)	41.95
Vested and issued	(118,419)	44.99
Unvested as of December 31, 2023	284,284	$40.37

In connection with the grant of restricted stock, the Company recognized $4.6 million, $5.4 million and $6.8 million of compensation expense within its income statements for the years ended December 31, 2024, 2023, and 2022, respectively. The Company also recognized $1.0 million, $0.7 million and $0.6 million of compensation expense within its income statement for the years ended December 31, 2024, 2023, and 2022, respectively, for common stock of the Company’s subsidiaries granted to the management team of those subsidiaries.

The unvested shares as of December 31, 2024, represent $6.9 million in unamortized stock-based compensation which will be recognized over a weighted average period of 2.5 years.

Performance-Based Stock

Performance-based stock, previously granted under the 2008 Equity Incentive Plan and to be granted under the 2023 Equity Incentive Plan, vests on the third anniversary of the grant date.

The following table summarizes performance stock activity during the years ended December 31, 2024 and 2023:

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2024	158,550	$49.77
Granted	74,584	34.73
Forfeited	(6,020)	59.77
Vested and issued	(36,980)	59.77
Unvested as of December 31, 2024	190,134	$41.61

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2023	99,450	$52.54
Granted	59,100	45.10
Forfeited	—	—
Vested and issued	—	—
Unvested as of December 31, 2023	158,550	$49.77

In connection with the grant of performance-based stock, the Company recognized $2.6 million, $2.5 million and $1.5 million of compensation expense, during the years ended December 31, 2024, 2023 and 2022, respectively. The unvested shares as of December 31, 2024 represent $3.1 million in unamortized stock based compensation as of that date which will be recognized ratably over the next 1.7 years.

Stock Options

The Company has not granted any options since 2017. The Company did not recognize any compensation expense, related to granted stock options, during the three years ended December 31, 2024.

11. INCOME TAXES

The components of income before income taxes for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	2024	2023	2022
Domestic	$(101,092)	$(57,289)	$(37,777)
Foreign	50,126	29,750	29,721
Total	$(50,966)	$(27,539)	$(8,056)

The following is a reconciliation from the tax computed at statutory income tax rates to the Company’s income tax expense for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Tax computed at statutory US federal income tax rates	$(10,703)	$(5,783)	$(1,681)
Noncontrolling interest	124	(62)	844
Foreign tax rate differential	(12,321)	(8,853)	(6,525)
Over (under) provided in prior periods	328	(179)	(437)
Nondeductible expenses	1,716	1,806	2,111
Global intangible low-taxed income	3,363	-	-
Capitalized transactions costs	-	56	134
Change in tax reserves	(7,100)	2,783	4,052
State Taxes, net of federal benefit	(3,819)	(1,776)	(1,126)
Change in valuation allowance	6,715	2,467	2,117
Investment tax credit	880	84	84
Stock-based compensation	911	812	696
Deferred income tax revaluation	792	(140)	(742)
Total income tax expense	$(19,114)	$(8,785)	$(473)

The components of income tax expense (benefit) for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

\
	2024	2023	2022
Current:
United States—Federal	$(8,730)	$921	$302
United States—State	(26)	404	20
Foreign	2,419	6,646	6,657
Total current income tax expense	$(6,337)	$7,971	$6,979
Deferred:
United States—Federal	$(8,228)	$(7,786)	$(4,527)
United States—State	(3,032)	(2,781)	(1,895)
Foreign	(1,517)	(6,189)	(1,030)
Total deferred income tax expense (benefit)	$(12,777)	$(16,756)	$(7,452)
Consolidated:
United States—Federal	$(16,958)	$(6,865)	$(4,225)
United States—State	(3,058)	(2,377)	(1,875)
Foreign	902	457	5,627
Total income tax expense (benefit)	$(19,114)	$(8,785)	$(473)

The significant components of deferred tax assets and liabilities are as follows as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Deferred tax assets:
Accounts receivable and inventory allowances	$2,548	$2,552
Basis in investments	3,925	3,795
Accrued expenses	7,565	7,331
Deferred revenue	20,774	26,768
Employee benefits	2,304	4,515
Other, net	28,191	14,764
Net operating losses	85,926	78,876
Tax credits	4,918	5,659
Operating lease liability	23,608	23,370
Total deferred tax asset	179,759	167,630

Deferred tax liabilities:
Acquired intangible assets, property and equipment	94,533	105,729
Right-of-use asset	27,087	27,099
Prepaid expense	353	250
Total deferred tax liabilities	121,973	133,078

Valuation allowance	(49,774)	(43,118)

Net deferred tax liabilities	$8,012	$(8,566)

Deferred tax assets and liabilities are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	2024	2023
Deferred tax assets:
Long term	$12,894	$11,209
Total deferred tax asset	$12,894	$11,209
Deferred tax liabilities:
Long term	$(4,882)	$(19,775)
Total deferred tax liabilities	$(4,882)	$(19,775)
Net deferred tax asset (liabilities)	$8,012	$(8,566)

The Company’s effective tax rate for the years ended December 31, 2024 and 2023 was 37.5% and 31.9%, respectively.

The effective tax rate for the year ended December 31, 2024 was primarily impacted by the following items: (i) a $7.1 million net benefit associated with the change in unrecognized tax positions, (ii) a $6.7 million net expense related to valuation allowances placed on certain deferred tax assets, (iii) a $3.4 million expense associated with Global Intangible Low Tax Income inclusion, (iv) a $3.8 million benefit related to state income taxes, net of federal benefit, and (v) a $12.3 million benefit associated with the mix of income generated among the foreign jurisdictions in which the Company operates.

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

As of December 31, 2024, the Company estimated that it had gross federal, state and foreign net operating loss (“NOL”) carryforwards of $158.9 million, $142.7 million and $185.6 million respectively. Of these, $147.1 million will expire between 2028 and 2044 and $340.1 million may be carried forward indefinitely.

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. A significant piece of negative evidence evaluated is cumulative losses incurred in certain reporting jurisdictions over the three-year period ended December 31, 2024. Other negative evidence examined includes, but is not limited to, losses expected in early future years, a history of tax benefits expiring unused, uncertainties whose unfavorable resolution would adversely affect future results, and brief carryback, carry forward periods. On the basis of this evaluation, the Company believed it was more likely than not that the benefit from some of these federal, state, and foreign deferred taxes would not be realized.

In recognition of this risk at December 31, 2024 the Company has provided a valuation allowance against certain domestic and foreign deferred tax assets of $49.8 million. The valuation allowance primarily relates to net operating losses, with the remaining amount applicable to other net deferred tax assets which the Company does not expect to be able to realize.

As of December 31, 2024 the Company had an estimated $222.4 million of undistributed earnings attributable to foreign subsidiaries for which no provision for state income taxes or foreign withholding taxes have been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely unless repatriation can be done substantially tax-free. The Company will generally be free of additional U.S. federal tax consequences on distributed foreign subsidiary earnings due to a dividends received deduction implemented as part of the Tax Act for earnings distributed after January 1, 2018. Additionally, due to the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings, the majority of previously unremitted earnings have already been subjected to U.S. federal income tax. The Company continues to assert indefinite reinvestment on outside basis differences in our non-U.S. subsidiaries, additionally any determination of the amount of the unrecognized deferred tax liability on outside basis differences is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

The Company had unrecognized tax benefits (including interest and penalty) of $42.8 million as of December 31, 2024, $49.9 million as of December 31, 2023 and, $48.6 million as of December 31, 2022. The net decrease of the reserve during the year ended December 31, 2024 was attributable to an increase in tax positions for prior periods of $4.3 million, an increase in tax positions for the current period of $3.0 million, offset by a lapse in statute of prior year positions of $14.4 million.

The following shows the activity related to unrecognized tax benefits (not including interest and penalty) during the three years ended December 31, 2024 (in thousands):

Gross unrecognized uncertain tax benefits at December 31, 2021	$43,714
Increase in unrecognized tax benefits taken during a prior period	—
Increase in unrecognized tax benefits taken during the current period	5,080
Increase in unrecognized tax benefits acquired as part of a business combination	(6,825)
Lapse in statute of limitations	(2,050)
Settlements	—
Gross unrecognized uncertain tax benefits at December 31, 2022	$39,919
Increase in unrecognized tax benefits taken during a prior period	—
Increase in unrecognized tax benefits taken during the current period	2,598
Increase in unrecognized tax benefits acquired as part of a business combination	—
Lapse in statute of limitations	(2,449)
Settlements	—
Gross unrecognized uncertain tax benefits at December 31, 2023	$40,068
Increase in unrecognized tax benefits taken during a prior period	1,505
Increase in unrecognized tax benefits taken during the current period	3,020
Increase in unrecognized tax benefits acquired as part of a business combination	—
Lapse in statute of limitations	(9,557)
Settlements	—
Gross unrecognized uncertain tax benefits at December 31, 2024	$35,036

The Company’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties are $7.8 million as of December 31, 2024, $9.8 million as of December 31, 2023, and $8.7 million as of December 31, 2022.

The majority of unrecognized uncertain tax benefits (including interest and penalty) would impact the effective tax rate if recognized.

The Company and its subsidiaries file income tax returns in the US and in various, state and local and foreign jurisdictions. The statute of limitations related to the consolidated US federal income tax return is closed for all tax years up to and including 2020. The expiration of the statute of limitations related to the various state and foreign income tax returns that the Company and subsidiaries file varies by jurisdiction.

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

The weighted-average rates assumed in the actuarial calculations for the pension and other postretirement benefit plans are as follows as of December 31, 2024, 2023 and 2022:
	2024	2023	2022
Discount Rate – Pension Benefit Obligation	5.7%	4.3%	5.4%
Discount Rate – Pension Benefit Cost	5.2%	5.4%	2.9%
Discount Rate – Postretirement Benefit Obligation	5.6%	5.2%	5.4%
Discount Rate – Postretirement Benefit Cost	5.2%	5.2%	2.8%
Expected long-term return on plan assets	5.3%	5.3%	5.2%

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

The other postretirement benefit plans healthcare cost trend assumptions is based on health care trend rates. The 2024 assumed medical health care cost trend rate is 1% trending to an ultimate rate of 4% in 2074. The assumed dental care cost trend rate is 4% in 2024 and remains at this rate until 2074.

Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows for 2024 and 2023 (in thousands):

	2024		2023

	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Projected benefit obligations:
Balance at beginning of year:	$64,149	$3,625	$66,175	$3,624
Service cost	80	76	90	65
Interest cost	3,190	195	3,323	182
Benefits and settlements paid	(4,896)	(426)	(6,899)	(309)
Actuarial (gain) loss	(2,157)	61	1,460	63
Balance at end of year	$60,366	$3,531	$64,149	$3,625
Plan net assets:
Balance at beginning of year:	$71,504	$—	$71,552	$—
Actual return on plan assets	2,870	—	7,142	—
Company contributions	391	426	207	309
Benefits and settlements paid	(4,896)	(426)	(7,397)	(309)
Balance at end of year	$69,869	$—	$71,504	$—
Over/ (Under) funded status of plan	$9,503	$(3,531)	$7,355	$(3,625)

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

	2024

	Viya Pension Benefit	Alaska Pension Benefit	Viya Postretirement Benefits	Alaska Postretirement Benefits

Projected benefit obligation	$49,889	$10,477	$3,262	$269
Plan Net Assets	60,250	9,619	—	—
Over/ (Under) funded status of plan	$10,361	$(858)	$(3,262)	$(269)

	2023

	Viya Pension Benefit	Alaska Pension Benefit	Viya Postretirement Benefits	Alaska Postretirement Benefits

Projected benefit obligation	$53,075	$11,074	$3,341	$284
Plan Net Assets	62,142	9,362	—	—
Over/ (Under) funded status of plan	$9,067	$(1,712)	$(3,341)	$(284)

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

The fair values for the pension plan’s net assets, by asset category, at December 31, 2024 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2
Cash, cash equivalents, money markets and other	$1,922	$1,922	$—
Common stock	12,445	12,445	—
Mutual funds - fixed income	10,904	10,904	—
Mutual funds - equities	8,245	8,245	—
Fixed income securities	31,421	—	31,421
Other	4,932	4,932	—
Total	$69,869	$38,448	$31,421

The fair values for the pension plan’s net assets, by asset category, at December 31, 2023 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2
Cash, cash equivalents, money markets and other	$2,642	$2,642	$—
Common stock	12,680	12,680	—
Mutual funds - fixed income	8,836	8,836	—
Mutual funds - equities	9,527	9,527	—
Fixed income securities	33,728	—	33,728
Other	4,091	4,091	—
Total	$71,504	$37,776	$33,728

The plan’s weighted-average asset allocations at December 31, 2024 and 2023, by asset category are as follows:

	2024	2023
Cash, cash equivalents, money markets and other	3%	4%
Common stock	18	18
Mutual funds - fixed income	16	12
Mutual funds - equities	12	13
Fixed income securities	45	47
Other	6	6
Total	100%	100%

Amounts recognized on the Company’s consolidated balance sheets consist of (in thousands):

	As of December 31,
	2024		2023
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits

Accrued and current liabilities	$—	$344	$—	$310
Other Liabilities	858	3,189	1,712	3,318
Other Assets	10,363	—	9,070	—
Accumulated other comprehensive income, net of tax	10,348	1,300	8,592	1,415

Amounts recognized in accumulated other comprehensive income consist of (in thousands):

	As of December 31,
	2024		2023
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits

Unrecognized net actuarial gain	$10,729	$1,438	$8,842	$1,614
Accumulated other comprehensive income, pre-tax	10,729	1,438	8,842	1,614
Accumulated other comprehensive income, net of tax	10,348	1,300	8,592	1,415

Components of the plan’s net periodic pension cost are as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024		2023		2022
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$80	$76	$90	$65	$151	$124
Non-operating expense
Interest cost	3,190	195	3,323	182	2,373	139
Expected return on plan assets	(2,982)	—	(2,936)	—	(3,814)	—
Amortization of actuarial (gain) loss	(156)	(54)	(43)	(113)	—	—
Settlement	—	—	—	—	1,725	—
Net periodic pension cost	$132	$217	$434	$134	$435	$263

The Company is currently evaluating whether it will make any contributions to its pension and postretirement benefit plans during the year ending December 31, 2025.

The following estimated benefits, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years as indicated below (in thousands):

	Pension	Postretirement
Fiscal Year	Benefits	Benefits
2025	$4,978	$344
2026	5,292	286
2027	5,091	313
2028	4,830	300
2029	5,069	329
2029-2033	22,549	1,467
Total	$47,809	$3,039

Multi-employer Defined Benefit Plan

Certain employees of the Company’s US Telecom segment participate in the Alaska Electrical Pension Plan (“AEPF”). The Company pays the AEPF a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer.

The following table provides additional information about the AEPF multi-employer pension plan.

Plan name	Alaska Electrical Pension Plan
Number of employees covered	426
Pension Protection Act zone status at the plan's year-end:
December 31, 2024	Green
December 31, 2023	Green
Plan subject to funding improvement plan	No
Plan subject to rehabilitation plan	No
Employer subject to contribution surcharge	No
Company contributions to the plan for the year ended:
December 31, 2024	$ 6.5 million
December 31, 2023	$ 6.2 million
December 31, 2022	$ 6.6 million
Name and expiration date of collective bargaining agreements requiring contributions to the plan:
Collective Bargaining Agreement Between Alaska
Communications Systems and Local Union 1547 IBEW	June 30, 2025
Outside Agreement Alaska Electrical Construction between
Local Union 1547 IBEW and Alaska Chapter National
Electrical Contractors Association Inc.	October 31, 2027
Inside Agreement Alaska Electrical Construction between
Local Union 1547 IBEW and Alaska Chapter National
Electrical Contractors Association Inc.	April 30, 2026

The Company’s contributions to the plan in 2024 and 2023 represent greater than 5% of the total contributions to the plan. The Company cannot accurately project any change in the plan status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market. Minimum required future contributions to the AEPF are subject to the number of employees in each classification and base compensation of employees in future years.

13. COMMITMENTS AND CONTINGENCIES

Regulatory and Litigation Matters

The Company and its subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. Historically, the Company’s subsidiary, OneGY, has been subject to other long-standing litigation proceedings and disputes in Guyana that have not yet been resolved. It has been OneGY’s practice to make payments of undisputed spectrum and license fees as amounts are invoiced by the Telecommunications Authority (“TA”) and to accrue for a reasonable determination of any amounts that are disputed or not invoiced by the TA. The Company believes that, except for the items discussed below, for which the Company is currently unable to predict the final outcome, the disposition of matters currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

Beginning in 2006, the National Frequency Management Unit (now the Telecommunications Agency, or the “NFMU/TA”) and OneGY have been engaged in discussions regarding the amount of and methodology for calculation of spectrum fees payable by OneGY in Guyana. Since that time, OneGY has made payments of undisputed spectrum fees as amounts invoiced by the NFMU, and to its successor, the Telecommunications Authority (“TA”). There have been limited further discussions on the subject of a revised spectrum fee methodology with the TA.

OneGY has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of OneGY’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. Digicel filed counterclaims alleging that OneGY has violated the terms of the interconnection agreement and Guyana laws. These suits, filed in 2010 and 2012, are currently pending in the Court of Appeals in Guyana, however, the Company cannot accurately predict at this time when the consolidated suit will reach a court of final determination.

OneGY is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority (the “GRA”) dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. OneGY has maintained that it has no unpaid corporation tax due to the GRA and that any liability OneGY might be found to have with respect to the disputed tax assessments would be offset in part by the amounts claimed with respect to rights ATN has pursuant to its agreement with the government of Guyana. OneGY’s position has been upheld by various High Court rulings made in its favor including most recently in February 2024, and while all matters have been appealed by the GRA, only one remains pending for determination by the High Court.

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

The settlement amount of $6.3 million consists of a $5.3 million cash payment and the $1.0 million forgiveness of certain receivables, both of which have been accrued on the Company’s balance sheet as of December 31, 2024. As such, this settlement will not impact the statement of operations in future periods.

With respect to all of the foregoing unresolved matters, the Company believes that some adverse outcome is probable and has accordingly accrued $13.8  million as of December 31, 2024, for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Other Obligations

The Company has obligations under non-cancellable contracts for network facilities and transport services, agreements for software licensing, as well as certain agreements to purchase goods or services. Future minimum payments required under these commitments are as follows at December 31, 2024 (in thousands):

2025	$72,389
2026	38,978
2027	18,614
2028	10,757
2029	6,665
Thereafter	23,670
Total obligations	$171,073

14. SEGMENT REPORTING

Through December 31, 2024, the Company has the following two reportable and operating segments: (i) International Telecom and (ii) US Telecom.

Operating income is the segment measure of profit or loss reported to the chief operating decision maker for purposes of assessing the segments' performance and making capital allocation decisions. The Company believes operating income is a useful measure of its operating results as it provides relevant and useful information to investors and other users of our financial data in evaluating the effectiveness of the Company’s operations and underlying business trends in a manner that is consistent with management's evaluation of business performance. The Company’s chief operating decision maker is our Chief Executive Officer.

The following tables provide information for each operating segment (in thousands):

For the Year Ended December 31, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$19,794	$277	$—	$20,071
Mobility - Consumer	87,407	2,494	—	89,901
Total Mobility	107,201	2,771	—	109,972
Fixed - Business	74,087	125,439	—	199,526
Fixed - Consumer	172,078	86,760	—	258,838
Total Fixed	246,165	212,199	—	458,364
Carrier Services	13,724	119,561	—	133,285
Other	4,680	1,457	—	6,137
Total Communication Services Revenue	371,770	335,988	—	707,758
Construction	—	3,900	—	3,900
Other
Managed Services	5,693	11,724	—	17,417
Total Other Revenue	5,693	11,724	—	17,417
Total Revenue	377,463	351,612	—	729,075

Operating Expenses
Cost of communication services and other	136,137	176,268	(149)	312,256
Cost of construction revenue	—	3,866	—	3,866
Selling, general and administrative	114,175	91,650	23,044	228,869
Stock-based compensation	354	621	7,262	8,237
Transaction-related charges	—	3,789	1,058	4,847
Restructuring and reorganization expenses	1,489	1,167	879	3,535
Depreciation and amortization	63,708	73,994	633	138,335
Amortization of intangibles from acquisitions	1,006	6,901	—	7,907
(Gain) loss on disposition of assets and transfers	(15,179)	2,529	(601)	(13,251)
Goodwill impairment	—	35,269	—	35,269
Total Operating Expenses	301,690	396,054	32,126	729,870
Income from operations	75,773	(44,442)	(32,126)	(795)
Other income (expenses)
Interest income				1,186
Interest expense				(49,548)
Other expense				(1,809)
Other expense				(50,171)
Loss before income taxes				(50,966)

Other segment disclosures:
Net (income) loss attributable to non-controlling interests	(12,844)	18,267	—	5,423

For the Year Ended December 31, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$16,333	$527	$—	$16,860
Mobility - Consumer	92,153	3,510	—	95,663
Total Mobility	108,486	4,037	—	112,523
Fixed - Business	71,215	143,322	—	214,537
Fixed - Consumer	167,953	90,283	—	258,236
Total Fixed	239,168	233,605	—	472,773
Carrier Services	14,686	128,195	—	142,881
Other	3,066	3,839	—	6,905
Total Communication Services Revenue	365,406	369,676	—	735,082
Construction	—	10,629	—	10,629
Other
Managed Services	5,327	11,178	—	16,505
Total other revenue	5,327	11,178	—	16,505
Total Revenue	370,733	391,483	—	762,216

Operating Expenses
Cost of communication services and other	141,771	178,829	(877)	319,723
Cost of construction revenue	—	10,345	—	10,345
Selling, general and administrative	113,007	102,375	27,315	242,697
Stock-based compensation	431	247	7,857	8,535
Transaction-related charges	—	172	379	551
Restructuring and reorganization expenses	3,491	7,737	—	11,228
Depreciation and amortization	57,420	81,594	2,613	141,627
Amortization of intangibles from acquisitions	1,253	11,383	—	12,636
(Gain) loss on disposition of assets and transfers	(60)	4,323	(2,564)	1,699
Total Operating Expenses	317,313	397,005	34,723	749,041
Income from operations	53,420	(5,522)	(34,723)	13,175
Other income (expenses)
Interest income				476
Interest expense				(42,686)
Other income				1,496
Other expense				(40,714)
Loss before income taxes				(27,539)

Other segment disclosures:
Net (income) loss attributable to non-controlling interests	(7,105)	11,321	—	4,216

For the Year Ended December 31, 2022

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$14,830	$1,228	$—	$16,058
Mobility - Consumer	87,601	6,359	—	93,960
Total Mobility	102,431	7,587	—	110,018
Fixed - Business	69,903	126,735	—	196,638
Fixed - Consumer	163,408	78,338	—	241,746
Total Fixed	233,311	205,073	—	438,384
Carrier Services	13,459	128,864	—	142,323
Other	1,450	46	—	1,496
Total Communication Services Revenue	350,651	341,570	—	692,221
Construction	—	15,762	—	15,762
Other
Managed Services	4,930	12,832	—	17,762
Total Other Revenue	4,930	12,832	—	17,762
Total Revenue	355,581	370,164	—	725,745

Operating Expenses
Cost of communication services and other	140,099	173,302	(506)	312,895
Cost of construction revenue	—	15,763	—	15,763
Selling, general and administrative	103,933	95,703	24,763	224,399
Stock-based compensation	240	387	6,779	7,406
Transaction-related charges	—	1,669	3,129	4,798
Depreciation and amortization	56,568	75,020	3,549	135,137
Amortization of intangibles from acquisitions	1,572	11,444	—	13,016
(Gain) loss on disposition of assets and transfers	1,157	2,532	700	4,389
Total Operating Expenses	303,569	375,820	38,414	717,803
Income from operations	52,012	(5,656)	(38,414)	7,942
Other income (expenses)
Interest income				174
Interest expense				(20,417)
Other income (expense)				4,245
Other (expense)				(15,998)
Loss before income taxes				(8,056)

Other segment disclosures:
Net (income) loss attributable to non-controlling interests	(6,613)	8,551	—	1,938

	International	US	Corporate and
	Telecom	Telecom	Other	Consolidated
December 31, 2024
Cash, cash equivalents, and restricted cash	$35,231	$51,604	$2,409	$89,244
Total current assets	129,866	168,754	10,541	309,161
Fixed assets, net	466,861	565,625	7,707	1,040,193
Goodwill	4,835	—	—	4,835
Total assets	675,642	957,914	93,547	1,727,103
Total current liabilities	85,588	147,490	34,236	267,314
Total debt, including current portion	59,850	316,241	181,265	557,356
December 31, 2023
Cash, cash equivalents, and restricted cash	$26,354	$33,574	$2,239	$62,167
Total current assets	107,469	162,768	11,035	281,272
Fixed assets, net	481,911	593,833	4,915	1,080,659
Goodwill	4,836	35,268	—	40,104
Total assets	672,171	1,019,924	91,619	1,783,714
Total current liabilities	86,540	169,297	37,357	293,194
Total debt, including current portion	64,254	293,607	159,009	516,870

	Capital Expenditures

	International	US	Corporate and
Year ended December 31,	Telecom	Telecom	Other (1)	Consolidated
2024	$56,693	$53,652	$29	$110,374
2023	76,379	86,918	—	163,297
(1)	Corporate and other refers to corporate overhead expenses and consolidating adjustments.

The table below identifies the Company’s revenues and long-lived assets by geographic location. The Company attributes revenue to geographic location based on location of the customer (in thousands):

	2024		2023		2022
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

US	$353,277	$872,515	$391,870	$938,650	$370,204	$927,177
Guyana	122,576	188,183	119,915	195,030	113,816	174,719
US Virgin Islands	92,104	208,059	95,129	213,553	93,264	209,101
Bermuda	117,845	97,310	114,096	102,227	110,337	100,125
Other Foreign Countries	43,273	51,877	41,206	52,982	38,124	67,058
	$729,075	$1,417,944	$762,216	$1,502,442	$725,745	$1,478,180

SCHEDULE II

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in Thousands)

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Year	Expenses	Deductions	of Year
YEAR ENDED, December 31, 2022
Description:
Valuation allowance on net operating losses and other deferred taxes	$33,642	$2,653	$536	$35,759
Allowance for credit losses	13,885	6,695	5,409	15,171
	$47,527	$9,348	$5,945	$50,930
YEAR ENDED, December 31, 2023
Description:
Valuation allowance on net operating losses and other deferred taxes	$35,759	$8,327	$968	$43,118
Allowance for credit losses	15,171	5,012	3,821	16,362
	$50,930	$13,339	$4,789	$59,480
YEAR ENDED, December 31, 2024
Description:
Valuation allowance on net operating losses and other deferred taxes	$43,118	$6,705	$49	$49,774
Allowance for credit losses	16,362	5,946	7,176	15,132
	$59,480	$12,651	$7,225	$64,906