Form 10-Q
period 2025-03-31
ATN International, Inc.
filed 2025-05-12
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the registrant had outstanding 15,216,530 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended March 31, 2025

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, the Company’s future financial performance, business goals and objectives, and results of operations, expectations regarding its strategic investment plan, its future revenues, operating income, operating margin, cash flows, network and operating costs, EBITDA, Adjusted EBITDA, Net Debt, Net Debt Ratio, cost management initiatives, and capital investments; demand for the Company’s services and industry trends; the timing of revenue, the Company’s liquidity; the expansion of the Company’s customer base and networks; receipt of certain government grants and management’s plans, expectations and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results. Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of the Company’s operations, including operating margins, revenues, capital expenditures, the impact of cost savings initiatives, and the retention of and future growth of the Company’s subscriber base and ARPU; (2) the Company’s reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to the Company’s network infrastructure; (3) the Company’s ability to satisfy the needs and demands of the Company’s major carrier customers; (4) the Company’s ability to realize expansion plans for its fiber markets; (5) the adequacy and expansion capabilities of the Company’s network capacity and customer service system to support the Company’s customer growth; (6) the Company’s ability to efficiently and cost-effectively upgrade the Company’s networks and information technology platforms to address rapid and significant technological changes in the telecommunications industry; (7) the Company’s continued access to capital and credit markets on terms it deems favorable; (8) government subsidy program availability and regulation of the Company’s businesses, which may impact the Company’s telecommunications licenses, the Company’s revenue and the Company’s operating costs; (9) the Company’s ability to successfully transition its US Telecom business away from wholesale mobility to other carrier and consumer-based services; (10) ongoing risk of an economic downturn, political, geopolitical and other risks and opportunities facing the Company’s operations, including those resulting from changes to trade policies or tariff regulations, financial market volatility and disruption, uncertain economic conditions in the U.S. and abroad, inflationary concerns, and other macroeconomic headwinds including increased costs and supply chain disruptions; (11) management transitions, and the loss of, or an inability to recruit skilled personnel in the Company’s various jurisdictions, including key members of management; (12) the Company’s ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (13) the occurrence of weather events and natural catastrophes and the Company’s ability to secure the appropriate level of insurance coverage for these assets; and the impact of such events on the timing of project implementation and corresponding revenue, and (14) increased competition. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025, and the other reports the Company files from time to time with the SEC. The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors that may affect such forward-looking statements, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$83,452	$73,393
Restricted cash	13,807	15,851
Short-term investments	395	300
Accounts receivable, net of allowances for credit losses of $14.3 million and $15.1 million, respectively	85,600	83,719
Government grant receivables	44,155	50,511
Customer receivable	7,713	7,986
Inventory, materials and supplies	13,642	15,191
Prepayments and other current assets	56,943	62,210
Total current assets	305,707	309,161

Fixed Assets, net	1,029,165	1,040,193
Telecommunication licenses, net	113,319	113,319
Goodwill	4,835	4,835
Intangible assets, net	10,855	11,990
Operating lease right-of-use assets	97,683	99,427
Customer receivable - long term	40,289	41,030
Other assets	105,596	107,148
Total assets	$1,707,449	$1,727,103
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$8,226	$8,226
Current portion of customer receivable credit facility	8,127	8,031
Accounts payable and accrued liabilities	171,781	178,172
Dividends payable	3,652	3,627
Accrued taxes	8,089	8,234
Current portion of lease liabilities	17,164	16,188
Advance payments and deposits	46,633	44,836
Total current liabilities	263,672	267,314
Deferred income taxes	3,474	4,882
Lease liabilities, excluding current portion	73,910	77,469
Deferred revenue, long-term	53,065	55,116
Other liabilities	66,790	65,235
Customer receivable credit facility, net of current portion	34,105	36,203
Long-term debt, excluding current portion	554,158	549,130
Total liabilities	1,049,174	1,055,349
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	67,162	65,704
Common redeemable noncontrolling interests	10,393	10,599
Total redeemable noncontrolling interests	77,555	76,303
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 18,017,763 and 17,879,110 shares issued, respectively, 15,216,530 and 15,114,216 shares outstanding, respectively	180	179
Treasury stock, at cost; 2,801,233 and 2,764,894 shares, respectively	(103,143)	(102,413)
Additional paid-in capital	214,362	212,759
Retained earnings	350,728	368,191
Accumulated other comprehensive income	11,208	10,777
Total ATN International, Inc. stockholders’ equity	473,335	489,493
Noncontrolling interests	107,385	105,958
Total equity	580,720	595,451
Total liabilities, redeemable noncontrolling interests and equity	$1,707,449	$1,727,103

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended March 31,
	2025	2024
REVENUE:
Communication services	$174,031	$181,268
Construction	1,046	1,586
Other	4,217	3,940
Total revenue	179,294	186,794
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	78,224	80,390
Cost of construction revenue	1,501	1,570
Selling, general and administrative	55,228	61,315
Stock-based compensation	1,905	1,909
Transaction-related charges	1,436	19
Restructuring and reorganization expenses	1,830	1,190
Depreciation and amortization	34,527	34,340
Amortization of intangibles from acquisitions	1,226	1,980
(Gain) loss on disposition of assets and transfers	750	(493)
Total operating expenses	176,627	182,220
Income from operations	2,667	4,574
OTHER INCOME (EXPENSE)
Interest income	272	445
Interest expense	(11,950)	(11,520)
Other income (expense)	(2,568)	172
Other expense	(14,246)	(10,903)
LOSS BEFORE INCOME TAXES	(11,579)	(6,329)
Income tax expense (benefit)	(192)	1,619
NET LOSS	(11,387)	(7,948)
Net loss attributable to noncontrolling interests, net of tax (benefit) expense of $(0.2) million and $0.3 million respectively	2,459	1,633
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(8,928)	$(6,315)
NET LOSS PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(0.69)	$(0.50)
Diluted	$(0.69)	$(0.50)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,131	15,437
Diluted	15,131	15,437
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.24	$0.24

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

(In Thousands)

	Three months ended March 31,
	2025	2024
Net loss	$(11,387)	$(7,948)
Other comprehensive income (loss):
Unrealized gain on derivatives, net of tax expense of $0 million and $0.5 million	431	1,432
Other comprehensive income, net of tax	431	1,432
Comprehensive loss	(10,956)	(6,516)
Less: Comprehensive loss attributable to noncontrolling interests	2,459	1,633
Comprehensive loss attributable to ATN International, Inc.	$(8,497)	$(4,883)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2024	$179	$(102,413)	$212,759	$368,191	$10,777	$489,493	$105,958	$595,451
Issuance of 138,013 common units	1	—	(1)	—	—	—	—	—
Purchase of 35,699 shares of common stock	—	(730)	—	—	—	(730)	—	(730)
Stock-based compensation	—	—	1,611	—	—	1,611	293	1,904
Dividends declared on common stock ($0.24 per common share)	—	—	—	(3,652)	—	(3,652)	—	(3,652)
Repurchase of noncontrolling interests	—	—	(7)	—	—	(7)	(38)	(45)
Accrued dividend - redeemable preferred units	—	—	—	(1,458)	—	(1,458)	—	(1,458)
Deemed dividend - redeemable common units	—	—	—	(3,425)	—	(3,425)	3,631	206
Comprehensive income:
Net income	—	—	—	(8,928)	—	(8,928)	(2,459)	(11,387)
Other comprehensive income	—	—	—	—	431	431	—	431
Total comprehensive income	—	—	—	(8,928)	431	(8,497)	(2,459)	(10,956)
Balance, March 31, 2025	$180	$(103,143)	$214,362	$350,728	$11,208	$473,335	$107,385	$580,720

Balance, December 31, 2023	$173	$(90,447)	$205,797	$417,282	$8,268	$541,073	$96,730	$637,803
Purchase of 62,940 shares of common stock	—	(2,016)	—	—	—	(2,016)	—	(2,016)
Stock-based compensation	—	—	1,754	—	—	1,754	155	1,909
Dividends declared on common stock ($0.24 per common share)	—	—	—	(3,720)	—	(3,720)	(40)	(3,760)
Accrued dividend - redeemable preferred units	—	—	—	(1,348)	—	(1,348)	—	(1,348)
Deemed dividend - redeemable common units	—	—	—	(868)	—	(868)	3,512	2,644
Comprehensive income:
Net loss	—	—	—	(6,315)	—	(6,315)	(1,633)	(7,948)
Other comprehensive income	—	—	—	—	1,432	1,432	—	1,432
Total comprehensive income (loss)	—	—	—	(6,315)	1,432	(4,883)	(1,633)	(6,516)
Balance March 31,2024	$173	$(92,463)	$207,551	$405,031	$9,700	$529,992	$98,724	$628,716

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

(In Thousands)

	Three Month Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,387)	$(7,948)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	34,527	34,340
Amortization of intangibles from acquisitions	1,226	1,980
Provision for doubtful accounts	1,854	1,322
Amortization of debt issuance costs	716	625
(Gain) loss on disposition of assets and transfers	750	(493)
Stock-based compensation	1,905	1,909
Deferred income taxes	(2,520)	(2,181)
(Gain) loss on investments	4	(170)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable and government grant receivables	(2,440)	2,183
Customer receivable	1,015	254
Accrued taxes	2,223	3,966
Materials and supplies, prepayments, and other current assets	6,004	(626)
Accounts payable and accrued liabilities and advance payments and deposits	2,567	(9,624)
Other assets	1,501	340
Other liabilities	(2,040)	(2,701)
Net cash provided by operating activities	35,905	23,176
Cash flows from investing activities:
Capital expenditures	(20,832)	(36,016)
Government capital programs
Amounts disbursed	(22,445)	(13,473)
Amounts received	17,281	10,546
Purchase of intangible assets	—	(573)
Purchase of investments - employee benefit plan	(14)	(25)
Proceeds from investments - employee benefit plan	729	201
Proceeds from sale of assets	141	3,655
Net cash used in investing activities	(25,140)	(35,685)
Cash flows from financing activities:
Dividends paid on common stock	(3,627)	(3,701)
Payment of debt issuance costs	(172)	(72)
Finance lease payments	(494)	(443)
Term loan - repayments	(1,653)	(3,801)
Revolving credit facility – borrowings	13,000	46,000
Revolving credit facility – repayments	(7,000)	(18,302)
Proceeds from customer receivable credit facility	—	3,700
Repayment of customer receivable credit facility	(2,030)	(1,804)
Purchases of common stock – stock- based compensation	(730)	(1,896)
Purchases of common stock – share repurchase plan	—	(121)
Repurchases of noncontrolling interests	(44)	—
Net cash (used in) provided by financing activities	(2,750)	19,560
Net change in cash, cash equivalents, and restricted cash	8,015	7,051
Total cash, cash equivalents, and restricted cash, beginning of period	89,244	62,167
Total cash, cash equivalents, and restricted cash, end of period	$97,259	$69,218
Supplemental cash flow information:
Interest paid	$10,366	$10,291
Taxes paid	$1,053	$748
Dividends declared, not paid	$3,652	$3,720
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses
Amounts accrued for reimbursable capital expenditures from government capital programs	$22,191	$33,446
Amounts accrued for non-reimbursable capital expenditures	$13,970	$14,032

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

The Company is a leading provider of digital infrastructure and communications services with a focus on rural and remote markets in the United States and internationally, including Bermuda and the Caribbean region.

The Company has developed significant operational expertise and resources that it uses to augment its capabilities in its local markets. With this support, the Company’s operating subsidiaries can improve their quality of service with greater economies of scale and expertise than would typically be available in the size markets the Company operates in. The Company provides management, technical, financial, regulatory and marketing services to its operating subsidiaries and typically receives a management fee calculated as a percentage of their revenues, which is eliminated in consolidation. The Company also actively evaluates investment opportunities and other strategic transactions, both domestic and international, and generally looks for those that it believes fit its profile of telecommunications businesses while keeping a focus on generating excess operating cash flows over extended periods of time. The Company uses the cash generated from its operations to maintain an appropriate ratio of debt and cash on hand and to re-invest in organic growth, fund capital expenditures, return value to its stockholders through dividends or stock repurchases and make strategic investments or acquisitions.

For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Notes 1 and 12 to the Consolidated Financial Statements included in this Report.

As of March 31, 2025, the Company offered the following types of services to its customers:

●	Fixed Telecommunications Services. The Company provides fixed data and voice telecommunications services to business and consumer customers. These services include high-speed broadband for consumers and high-speed data solutions for businesses. For some markets, fixed services also include video services and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services. The Company delivers services to other telecommunications providers including the leasing of critical network infrastructure such as tower and transport facilities, wholesale roaming and long-distance voice services, site maintenance and international long-distance services.

●	Mobile Telecommunications Services. The Company offers mobile communications services over its wireless networks and related equipment (such as handsets) to both business and consumer customers.

●	Managed Services. The Company provides information technology services such as network, application, infrastructure and hosting services to both its business and consumer customers to complement its fixed telecommunications services in its existing markets.

Through March 31, 2025, the Company identified two operating segments to manage and review its operations, as well as to support investor presentations of its results. These two operating segments are as follows:

●	US Telecom. In the United States, the Company offers fixed, carrier, and managed services to business customers and consumers in Alaska and the western United States. In 2024, the Company concluded the provision of mobility services to retail customers.

●	International Telecom. In its international markets, the Company offers fixed, carrier, mobility and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served during the three months ended March 31, 2025:

International Telecom			US Telecom
Services	Markets	Tradenames (1)	Services	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications, Viya	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic, Viya	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands	One Communications, Viya, Essextel	Carrier Services	United States	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, Viya, Brava	Managed Services	United States	Alaska Communications, Choice
(1)	In 2024, the Company completed a rebranding in Guyana and GTT is now known as One Communications. The Company refers throughout this report to its business in Guyana as “OneGY.” In April 2025, the Company completed a rebranding in the US Virgin Islands and Viya is now known as One Communications. The Company will refer to Viya in future reports as “OneVI.”

In 2024, the Company undertook a rebranding of its retail services in its International Telecom segment to “One Communications” in Guyana, completed the brand implementation in the US Virgin Islands during the second quarter of 2025 and is scheduled to implement that brand in the Cayman during the first half of 2025. The Company intends to utilize the GTT and Viya brands for legacy voice services in certain markets for a period of time.

For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 12 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Restructuring and reorganization expense

The Company engages in restructuring and reorganization activities from time to time. These activities include contract termination and reduction in force costs and are incurred to reduce operating costs and improve the Company’s operating margins. The Company’s 2023 restructuring plan began in first quarter of 2023 and was complete in March 2024. The Company’s 2024 reorganization plan began in June 2024 and was complete in December 2024. The Company’s 2025 restructure plan began in January 2025. As of March 31, 2025, $1.6 million was accrued and payable under these restructuring and reorganization plans. A summary of the restructuring and reorganization costs is below (in thousands).

	Three months ended March 31,
	2025	2024
2023 Restructuring Plan	$—	$1,190
2024 Reorganization Plan	—	—
2025 Reorganization Plan	1,830	—
Total	$1,830	$1,190

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for the periods described therein. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07), which requires that a public entity disclose, on an interim and annual basis, significant segment expense categories and amounts that are regularly provided to its chief operating decision maker (CODM) and included in each reported measure of segment profit or loss. An entity must also disclose, by reportable segment, the amount and composition of other expenses. The standard requires an entity to disclose the title and position of its CODM and explain how the CODM uses these reported measures in assessing segment performance and determining how to allocate resources. The Company adopted the standard on December 31, 2024 and the disclosures are included in Note 12.

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

3. REVENUE RECOGNITION AND RECEIVABLES

Revenue Accounted for in Accordance with Other Guidance

The Company records revenue in accordance with ASC 606 from contracts with customers and ASC 842 from lease agreements, as well as government grants. Lease revenue recognized under ASC 842 is disclosed in Note 4 and government support revenue is disclosed in Note 8.

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the periods presented below (in thousands):

	Three months ended March 31, 2025
	International	US
	Telecom	Telecom	Total
Services transferred over time	$89,516	$68,705	$158,221
Goods and services transferred at a point in time	3,512	2,906	6,418
Total revenue accounted for under ASC 606	$93,028	$71,611	$164,639
Operating lease income	155	1,828	1,983
Government support revenue (1)	1,312	11,360	12,672
Total revenue	$94,495	$84,799	$179,294

	Three months ended March 31, 2024
	International	US
	Telecom	Telecom	Total
Services transferred over time	$88,560	$78,043	$166,603
Goods and services transferred at a point in time	3,034	3,271	6,305
Total revenue accounted for under ASC 606	$91,594	$81,314	$172,908
Operating lease income	72	2,034	2,106
Government support revenue (1)	1,393	10,387	11,780
Total revenue	$93,059	$93,735	$186,794

(1)	Revenue recognized from CAF II, USF and RDOF programs. Refer to Note 8.

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

In July 2019, the Company entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that was subsequently amended through March 31, 2025 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, the Company is building a portion of AT&T’s network for the First Responder Network Authority in or near the Company’s current operating areas in the western United States (the “FirstNet Transaction”). The FirstNet Transaction includes construction and service performance obligations. The current portion of receivables under this agreement is recorded in customer receivable and the long-term portion is recorded in customer receivable long-term on the Company’s balance sheet.

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

Contract assets and liabilities consisted of the following (amounts in thousands):

	March 31, 2025	December 31, 2024	$ Change	% Change
Contract asset – current	$3,774	$3,920	$(146)	(3.7)%
Contract asset – noncurrent	4,090	5,368	(1,278)	(23.8)%
Contract liability – current	(29,164)	(28,932)	(232)	0.8%
Contract liability – noncurrent	(53,471)	(55,116)	1,645	(3.0)%
Net contract liability	$(74,771)	$(74,760)	$(11)	0.0%

The Company’s net contract liability remained unchanged during the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company recognized revenue of $18.3 million related to its December 31, 2024 contract liability and amortized $1.1 million of the December 31, 2024 contract asset to revenue.

Contract Acquisition Costs

The March 31, 2025 and December 31, 2024 balance sheets include contract acquisition costs of $11.2 million and $10.7 million, respectively, in other assets. During the three months ended March 31, 2025 and 2024, the Company amortized $1.8 million and $1.6 million, respectively, of contract acquisition costs.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear Mobility and Fixed communication services contracts, Managed Services contracts, and the Company’s Carrier Services construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $595 million at March 31, 2025. The Company expects to satisfy approximately 43% of the remaining performance obligations and recognize the transaction price within 24 months and approximately $60 million annually from 2027 through 2032. The Company omits performance obligations with a duration of one year or less and variable consideration under the right to invoice or wholly unsatisfied performance obligation practical expedients from this disclosure.

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

The Company had gross accounts receivables of $99.9 million and $98.8 million as of March 31, 2025 and December 31, 2024, respectively. The Company also recorded allowances for credit losses against these receivables of $14.3 million and $15.1 million as of March 31, 2025 and December 31, 2024, respectively.

In addition, the Company has also recorded a receivable under the FirstNet Agreement totaling $48.0 million as of March 31, 2025 of which $7.7 million was current and $40.3 million was long-term and had a receivable under that same agreement of $49.0 million as of December 31, 2024, of which $8.0 million was current and $41.0 million was long-term. As of March 31, 2025, the Company has recorded $44.2 million of receivables under certain government support agreements which include $32.3 million under the Replace and Remove Program and $11.9 million related to the Company’s participation in other government support programs. As of December 31, 2024, the Company had recorded $50.5 million of receivables under certain government support agreements which included $37.7 million under the Replace and Remove Program and $12.8 million under the Company’s participation in other government support programs (refer to Note 8).

The Company monitors receivables through the use of historical operating data adjusted for the expectation of future performance as appropriate. Activity in the allowance for credit losses is below (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024

Balance at beginning of period	$15,132	$16,362
Current period provision for expected losses	1,854	1,322
Write-offs charged against the allowance	(2,887)	(903)
Recoveries collected	207	83
Balance at end of period	$14,306	$16,864

4. LEASES

Lessee Disclosure

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between three and 10 years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Operating lease cost:
Operating lease cost	$5,906	$5,479
Short-term lease cost	1,332	691
Variable lease cost	1,955	1,429
Total operating lease cost	$9,193	$7,599

Finance lease cost:
Amortization of right-of-use asset	$1,879	$612
Variable costs	287	198
Interest costs	88	100
Total finance lease cost	$2,254	$910

During the three months ended March 31, 2025 and 2024, the Company paid $6.3 million and $4.8 million, respectively, for operating lease liabilities. During the three months ended March 31, 2025 and 2024, the Company recorded $5.2 million and $2.3 million, respectively, of operating lease liabilities arising from right of use assets.

At March 31, 2025, finance leases with a net book value of $27.5 million were included in fixed assets, net. During the three months ended March 31, 2025, the Company paid $0.5 million of financing cash flows and $0.1 million of operating cash flows for finance lease liabilities. During the three months ended March 31, 2024, the Company paid $0.4 million of financing cash flows and $0.1 million of operating cash flows for finance lease liabilities. At March 31, 2025, finance leases had a lease liability of $4.3 million, of which $1.0 million was current.

At December 31, 2024, finance leases with a net book value of $29.6 million were included in fixed assets, net.

The weighted average remaining lease terms and discount rates as of March 31, 2025 and December 31, 2024 are noted in the table below:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term
Operating leases	12.6 years	12.6 years
Financing leases	3.9 years	11.5 years

Weighted-average discount rate
Operating leases	6.8%	6.8%
Financing leases	7.5%	7.4%

Maturities of lease liabilities as of March 31, 2025 were as follows (in thousands):

	Operating Leases	Financing Leases
2025 (excluding the three months ended March 31, 2025)	$17,474	$1,135
2026	15,799	848
2027	13,029	812
2028	9,867	620
2029	7,080	516
Thereafter	79,553	1,658
Total lease payments	142,802	5,589
Less imputed interest	(56,013)	(1,304)
Total	$86,789	$4,285

Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

	Operating Leases	Financing Leases
2025	$20,764	$1,649
2026	15,881	847
2027	12,949	825
2028	9,901	632
2029	7,134	516
Thereafter	79,843	1,630
Total lease payments	146,472	6,099
Less imputed interest	(57,512)	(1,402)
Total	$88,960	$4,697

As of March 31, 2025, the Company did not have any material operating or finance leases that have not yet commenced.

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its wireless cell sites and buildings. For the three months ended March 31, 2025 and 2024, the Company recorded $2.0 million and $2.1 million, respectively, of lease income from agreements in which the Company is the lessor. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated (in thousands):

2025 (excluding the three months ended March 31, 2025)	$5,895
2026	7,634
2027	6,309
2028	5,626
2029	4,924
Thereafter	4,204
Total future lease payments	$34,592

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are summarized as follows (in thousands):

	March 31, 2025
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$395	$—	$—	$395
Employee benefit plan investments	2,048	—	—	2,048
Interest rate swap	—	(410)	—	(410)
Total assets and liabilities measured at fair value	$2,443	$(410)	$—	$2,033

	December 31, 2024
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$300	$—	$—	$300
Employee benefit plan investments	2,768	—	—	2,768
Interest rate swap	—	(723)	—	(723)
Warrants on Alaska Communications redeemable common units	—	—	(249)	(249)
Total assets and liabilities measured at fair value	$3,068	$(723)	$(249)	$2,096

Other Investments

The Company holds investments in equity securities consisting of noncontrolling investments in privately held companies. Historically, the investments are accounted for using equity method accounting, the measurement alternative for investments without a readily determinable fair value, or fair value. The fair value investments are valued using Level 3 inputs and the Company used the income approach to fair value the investment. The inputs consisted of a discount rate and future cash flows calculated based on the investment attributes. As of March 31, 2025, the Company’s investments are all accounted for under the measurement alternative for investments without a readily determinable value. A roll forward of the investments is below (in thousands):

	Investments without a readily determinable fair value	Fair value investments	Equity method investments	Total
Balance, December 31, 2024	$41,956	$—	$—	$41,956
Income recognized	—	—	—	—
Distributions	—	—	—	—
Sale of investment	—	—	—	—
Balance, March 31, 2025	$41,956	$—	$—	$41,956

Balance, December 31, 2023	$41,710	$1,197	$—	$42,907
Income recognized	—	19	—	19
Contributions / (distributions)	—	(140)	—	(140)
Balance, March 31, 2024	$41,710	$1,076	$—	$42,786

These investments are included with other assets on the consolidated balance sheets.

Redeemable Common Units and Warrants

The Company has issued redeemable common units, and warrants to purchase additional common units, in consolidated subsidiaries of the Company. The instruments are redeemable at the option of the holder. The common units are recorded at the higher or historical cost or fair value and the warrants to purchase common units are recorded at fair value in the Company’s financial statements. The common units are recorded in redeemable noncontrolling interest and the warrants are recorded in other liabilities on the Company’s balance sheets. The put options for the Alloy redeemable common units begin in November 2026. The put options for the Alaska Communications redeemable common units begin the earlier of a public offering or July 2028. The fair value of the Alaska Commun Units was zero at both March 31, 2025 and December 31, 2024. The fair value of the warrants to purchase Alaska common units was zero and $(0.2) million at March 31, 2025 and December 31, 2024, respectively. The Alloy common units were carried at historical cost at of $10.4 million and $10.6 million at March 31, 2025 and December 31, 2024, respectively, which exceeded its fair value. The Company calculates the fair value of the instruments using a combination of market and discounted cash flows approaches with Level 3 inputs.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of long-term debt is estimated using Level 2 inputs. At March 31, 2025, the fair value of long-term debt, including the current portion, was $569.4 million and its book value was $562.4 million. At December 31, 2024, the fair value of long-term debt, including the current portion, was $564.4 million and its book value was $557.4 million.

The fair value of the customer receivable credit facility is estimated using Level 2 inputs. At March 31, 2025, the fair value of the customer receivable credit facility, including the current portion, was $41.3 million and its book value was $42.2 million. At December 31, 2024, the fair value of the customer receivable credit facility, including the current portion, was $42.7 million and its book value was $44.2 million.

7. LONG-TERM DEBT

2023 CoBank Credit Facility

On July 13, 2023, the Company, along with certain of its subsidiaries as guarantors, entered into a new Credit Agreement with CoBank, ACB and a syndicate of other lenders (as may be amended from time to time, the “2023 CoBank Credit Facility”). On July 10, 2024, the Company amended the 2023 CoBank Credit Facility to add certain subsidiaries as guarantors and to provide further flexibility in order to accept certain grant and government program obligations.

The 2023 CoBank Credit Facility provides for a five-year $170 million revolving credit facility (the “2023 CoBank Revolving Loan”) and a six-year $130 million term loan facility (the “2023 CoBank Term Loan”). The Company may use (i) up to $25 million under the 2023 CoBank Revolving Loan for letters of credit, and (ii) up to $20 million under a swingline sub-facility. Upon the closing of the 2023 CoBank Credit Facility, the Company drew all of the 2023 CoBank Term Loan and approximately $13.6 million of the 2023 CoBank Revolving Loan. These borrowings were used to repay all of the $139.5 million of debt outstanding under a previously held credit facility, upon close.

The 2023 CoBank Term Loan has scheduled quarterly principal payments in the amounts set forth below, with the outstanding principal balance maturing on July 13, 2029. The 2023 CoBank Revolving Loan may be repaid at any time on or prior to its maturity on July 13, 2028. All amounts outstanding under the 2023 CoBank Credit Facility will be due and payable upon the earlier of the maturity date or the acceleration of the loans and commitments upon an event of default.

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

The Company capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility which are being amortized over the life of the debt and $3.1 million were unamortized as of March 31, 2025.

The Company had $125.1 million outstanding under the 2023 CoBank Term Loan as of March 31, 2025. Under the 2023 CoBank Revolving Loan, the Company had $64.6 million outstanding and $105.4 million of availability as of March 31, 2025. The Company was in compliance with all financial covenants as of March 31, 2025.

In October 2023, the Company entered into a two year, forward starting 1-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, has a fixed SOFR rate of 4.896% and matures on November 13, 2025. The swap agreement had a fair value of $(0.2) million and $(0.3) million as of March 31, 2025 and December 31, 2024, respectively.

Letter of Credit Facility

On November 14, 2022, the Company entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of the Company and its subsidiaries. As of March 31, 2025, $34.8 million of Standby Letters of Credit had been issued under this agreement.

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

The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the 2022 Alaska Credit Facility, as defined below, in the amount of approximately $279 million plus accrued and unpaid interest, (b) to pay fees and expenses associated with the completion of this transaction, and (c) for general corporate purposes. As of March 31, 2025, $300.0 million was outstanding under the 2024 Alaska Term Facility.

 Proceeds from the 2024 Alaska Revolving Facility are to be used, subject to certain limitations, (a) to issue letters of credit to replace or backstop existing letters of credit of Alaska Communications and its direct and indirect subsidiaries, and (b) for working capital purposes, capital expenditures and other general corporate purposes. As of March 31, 2025 there were no outstanding borrowings under the 2024 Alaska Revolving Facility and $1.0 million of letters of credit were issued. As a result, $89.0 million was available under the 2024 Alaska Revolving Facility as of March 31, 2025.

 The 2024 Alaska Credit Facility also provides for incremental term loans (“Incremental Term Loans”) up to an aggregate principal amount of the greater of $91 million and Alaska Communications’ trailing consolidated twelve-month EBITDA (as defined in the 2024 Alaska Credit Agreement), subject to the Borrower meeting certain conditions.

In connection with the 2024 Alaska Credit Facility, the Company incurred $6.9 million of fees and rolled over $2.1 million of fees for the 2022 Alaska Credit Facility to be amortized over the life of the debt. As of March 31, 2025, the Company had $8.0 million of unamortized fees, which are being amortized over the life of the debt, associated with the 2024 Alaska Credit Facility.

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

The key terms and conditions of the 2022 Alaska Credit Facility included the following:

●	Amounts outstanding bore an interest rate of the forward-looking SOFR rate with a one-month interest period, plus the SOFR Spread Adjustment of 10 basis points, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) or at an alternate base rate at a margin that is 1% lower than the counterpart SOFR margin;

●	Principal repayments of $1.4 million were made quarterly commencing with the fourth quarter of 2023;

●	Alaska Communications was required to maintain financial ratios as defined in the 2022 Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1, stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1. In addition to these financial ratios, Alaska Communications was subject to customary representations, warranties and covenants, including limitations on additional indebtedness, liens, consolidations, mergers, assets sales, advances, investments and loans, transactions with affiliates, sale and leaseback transactions, subordinated indebtedness, and changes in the nature of its business; and

●	The 2022 Alaska Credit Facility was non-recourse to the Company and was secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

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

Alaska Interest Rate Swap Agreements

In November 2023, Alaska Communications entered into two forward starting 1-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200.0 million, with fixed SOFR rates of 4.8695% and 4.8980% and both agreements mature on June 30, 2025. The swap agreements had an aggregate fair value of $(0.2) million and $(0.5) million as of March 31, 2025 and December 31, 2024, respectively.

FirstNet Receivables Credit Facility

On March 26, 2020, Commnet Finance, a wholly owned subsidiary of Commnet Wireless, entered into a receivables credit facility with Commnet Wireless, and CoBank, ACB (the “Receivables Credit Facility”).

The Receivables Credit Facility provides for a senior secured delayed draw term loan in an aggregate principal amount of up to $75.0 million and the proceeds may be used to acquire certain receivables from Commnet Wireless.  The receivables to be financed and sold under the Receivables Credit Facility, which provides the loan security, relate to the obligations of AT&T under the FirstNet Agreement.

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

As of March 31, 2025, Commnet Wireless had $42.6 million outstanding, of which $8.1 million was classified as being current and $34.5 million as long-term on the Company’s balance sheet, and $9.2 million of availability under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.3 million were unamortized as of March 31, 2025.

OneGY Credit Facilities

On October 12, 2022, OneGY entered into a $2.9 million term facility and a $5.7 million overdraft facility (the “Guyana Credit Facilities”) with Republic Bank (Guyana) Limited.

The OneGY Credit Facilities were secured by real estate assets and carried a fixed interest rate of 7.5%. On November 29, 2024, the overdraft facility and term facility were canceled at the request of OneGY.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent of the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2024. Sacred Wind submitted a corrective action plan to comply with the financial covenant by December 31, 2028. The corrective action plan was accepted by the RUS and, as of March 31, 2025, the Company was in compliance with that corrective action plan.

As of March 31, 2025, $24.0 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.4 million was current and $20.6 million was long term.

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

As of March 31, 2025, $60.0 million of the Viya Debt remained outstanding and $0.1 million of the rate lock fee was unamortized.

On May 5, 2022, the Net Leverage Ratio was amended to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually, and the Company was in compliance with the Net Leverage Ratio as of December 31, 2024.

IDB Credit Facilities

On May 8, 2025, OneGY entered into a Credit Agreement (the “2025 IDB Credit Facilities”) with Inter-American Investment Corporation (IDB Invest) to provide a Revolving Credit Commitment of $10.0 million (the “2025 IDB Revolving Facility”) and Term Loan Commitment of up to $30.0 million (the “2025 IDB Term Loan”). The debt is secured by certain assets of OneGY and is not guaranteed by the Company.

Beginning in the second quarter of 2027, the 2025 IDB Term Loan must be repaid in quarterly principal payments in the amounts set forth below, with the outstanding principal balance maturing on the tenth anniversary of the effective date. The 2025 IDB Revolving Loan may be repaid at any time on or prior to its maturity of 360 days after the first disbursement date.

2025 IDB Term Loan Quarterly Payment Dates	2025 IDB Term Loan Quarterly Repayments
June 22, 2027 – December 22, 2030	5.0% bi-annually
June 22, 2031 – December 22, 2034	7.5% bi-annually

Amounts borrowed under the 2025 IDB Credit Facilities bear interest at a rate equal to the applicable secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR) plus an applicable margin ranging of 2.4% for the Revolving Facility and 3.0% for the Term Loans. In the case of the IDB Term Loan, there is a prepayment fee equal to 1% until the first anniversary, 0.5% until the second anniversary, and 0.0% thereafter.

The 2025 IDB Credit Agreement contains a financial covenant that imposes on OneGY a maximum Net Financial Debt to EBITDA Ratio and a maximum Debt to Equity ratio and a minimum EBITDA to Net Financial Expense Ratio, as well as customary representations, warranties and covenants The 2025 IDB Credit Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.

Debt Maturity

The table below summarizes the annual maturities of the Company’s debt instruments (amounts in thousands).

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other	Debt	Credit Facility
April 1, 2025 through December 31, 2025	$2,628	$—	$3,945	$6,573	$6,000
Year ending December 31, 2026	5,469	60,000	8,125	73,594	8,409
Year ending December 31, 2027	13,098	—	9,750	22,848	8,807
Year ending December 31, 2028	18,858	—	74,370	93,228	9,229
Year ending December 31, 2029	277,749	—	93,555	371,304	6,041
Thereafter	6,239	—	—	6,239	4,084
Total	324,041	60,000	189,745	573,786	42,570
Debt Discounts	(8,180)	(125)	(3,097)	(11,402)	(338)
Book Value as of March 31, 2025	$315,861	$59,875	$186,648	$562,384	$42,232

8. GOVERNMENT SUPPORT AND SPECTRUM MATTERS

Universal Service Fund and Other Domestic Funding Programs

The Company recognizes revenue from several government funded programs including but not limited to, as follows:

●	The Company receives federal USF support under the Alaska Connect Fund (“ACF”). Beginning January 1, 2025, the Company began receiving $25.6 million per year and expects such annual funding to continue until December 31, 2028. Beginning in 2029 and continuing through 2034, the amount of ACF support will be determined by FCC staff taking into consideration broadband deployment funded through the Broadband Equity Access and Deployment Program. The ACF replaced the $19.7 million per year that the Company had previously received in Connect America Fund II support in Alaska;
●	As part of the Enhanced Alternative Connect America Model funding available to the Company’s operations in the southwest, we are estimated to receive approximately $109 million over the next 14 years, through 2038, with approximately $9 million annually through 2030 before a gradual step down to $6 million annually in 2038;
●	The Company receives $8.0 million per year in Connect America Fund II support in the rural southwest until July 2028;
●	The Company receives $5.5 million annually in the US Virgin Islands through December 31, 2025, subject to the requirement to enhance network resiliency and operations in those markets;
●	The Company was awarded $2.3 million annually in the western United States through December 31, 2031 as part of the Rural Digital Opportunity Fund Phase I (“RDOF”) auction. In exchange for this support, we committed to deploy voice and broadband service to covered areas within six years and to provide service in those areas for ten years. In 2024, we transferred $1.3 million of the annual awards to other providers and returned $0.3 million of the annual awards to the FCC; and
●	The Company receives state USF support in Alaska of approximately $2.5 million annually.

As of March 31, 2025, the Company was in compliance in all material respects with its requirements associated with such funding.

Additionally, the Company recognized revenue from the FCC’s Affordable Connectivity Program (“ACP”) and the Emergency Connectivity Fund (“ECF”) in 2024 that expired in the second quarter of 2024. The Company has a liability of $4.9 million accrued related to transferring its RDOF awards as of March 31, 2025. The Company expects to complete the transfers in the second half of 2025.

Revenue recognized from the USF High Cost Program, including the CAF II, ACF, E-ACAM, and RDOF programs, is recognized as revenue from government grants.  Revenue from other programs is recognized in accordance with ASC 606.

The Company recorded the amounts below as communication services revenue for the reported periods (in thousands):

	Three months ended
	March 31, 2025

	US Telecom	International Telecom	Total

High cost support	$3,115	$1,312	$4,427
CAF II	8,170	—	8,170
RDOF	75	—	75
RHC	4,363	—	4,363
Other	1,636	5	1,641
Total	$17,359	$1,317	$18,676

	Three months ended
	March 31, 2024

	US Telecom	International Telecom	Total

High cost support	$3,455	$1,393	$4,848
CAF II	6,787	—	6,787
RDOF	145	—	145
ECF	6,813	—	6,813
RHC	3,437	—	3,437
Other	6,701	315	7,016
Total	$27,338	$1,708	$29,046

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

Amount
Grants awarded, December 31, 2024	$150,189
New grants	14,520
Construction complete	(8,610)
Transferred grants	(879)
Grants awarded, March 31, 2025	$155,220

In addition, the Company partners with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program ("TBCP") and the Rural Development Broadband ReConnect Program (“ReConnect”). These programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas. The Company was identified as a sub recipient of grants under these programs totaling $237 million as of March 31, 2025. Under these grants the Company expects to enter into agreements to construct and operate the networks for the grant recipient. Once construction is complete the Company will hold a long-term lease to operate the network. The operating agreement will require the Company to meet certain minimum service requirements. Through March 31, 2025, the Company has received $23.2 million of funding under these programs and spent $22.2 million on construction obligations. These amounts are recorded as operating cash flows in the Company’s statement of cash flows.

Replace and Remove Program

In July 2022, the Company was approved to participate in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of communications equipment and services in their networks that has been deemed to pose a national security risk. Pursuant to the Replace and Remove Program, our eligible subsidiaries were initially allocated up to approximately $207 million to replace, remove and securely destroy such communications equipment and services in the Company’s networks in the western United States and in the US Virgin Islands, however, in December 2024 this program was fully funded for an increased allocation to the Company of an aggregate amount of approximately $517 million. The Replace and Remove Program requires each of the Company’s participating subsidiaries to complete the project no later than a specified deadline, which was recently extended to the second quarter of 2026.

A summary of the amounts spent and reimbursed under the Replace and Remove Program is below (in thousands):

	Capital	Operating	Total

Total spend, December 31, 2024	$140,949	$27,446	$168,395
Amounts spent	11,051	2,625	13,676
Total spend, March 31, 2025	$152,000	$30,071	$182,071

Total reimbursements, December 31, 2024	$(103,540)	$(27,181)	$(130,721)
Reimbursements received	(16,211)	(2,890)	(19,101)
Total reimbursements, March 31, 2025	$(119,751)	$(30,071)	$(149,822)

Amount pending reimbursement	$32,249	$-	$32,249

	Capital	Operating	Total

Total spend, December 31, 2023	$49,262	$15,126	$64,388
Amounts spent	11,734	4,568	16,302
Total spend, March 31, 2024	$60,996	$19,694	$80,690

Total reimbursements, December 31, 2023	$(12,773)	$(4,354)	$(17,127)
Reimbursements received	(8,586)	(5,843)	(14,429)
Total reimbursements, March 31, 2024	$(21,359)	$(10,197)	$(31,556)

Amount pending reimbursement	$39,637	$9,497	$49,134

At March 31, 2025, $19.5 million of the capital expenditures spent under the Replace and Remove Program were accrued and unpaid. The Company expects to be reimbursed, within the next twelve months, for all amounts spent to date. Amounts identified as capital are recorded as investing cash flows and amounts identified as operating are recorded as operating cash flows in the Company’s statement of cash flows.

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

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended
	March 31, 2025		March 31, 2024
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$20	$19	$22	$16
Non-operating expense
Interest cost	795	49	824	45
Expected return on plan assets	(749)	—	(729)	—
Amortization of unrecognized actuarial gain	(44)	(14)	(11)	(28)
Settlements	—	—	—	—
Net periodic pension expense (benefit)	$22	$54	$106	$33

The Company was not required to make contributions to its pension plans during the three months ended March 31, 2025 and 2024. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions to its pension plans during the three months ended March 31, 2025 and 2024.

10.  INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 1.7% and (25.6%) respectively.

The Company recorded an income tax benefit of $0.2 million in relation to a pretax loss of $11.6 million for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2025 was primarily impacted by the following items (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete expenses including $0.6 million for interest on prior years uncertain tax positions and $0.5 million expense associated with shortfalls from share-based compensation.

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

11. EARNINGS PER SHARE AND REDEEMABLE NONCONTROLLING INTERESTS

Earnings Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Three months ended March 31,
	2025	2024
Numerator:
Net loss attributable to ATN International, Inc. stockholders- Basic	(8,928)	(6,315)
Less: Preferred dividends	(1,458)	(1,348)
Net loss attributable to ATN International, Inc. common stockholders- Diluted	$(10,386)	$(7,663)

Denominator:
Weighted-average shares outstanding- Basic	15,131	15,437
Weighted-average shares outstanding- Diluted	15,131	15,437

Redeemable Noncontrolling Interests

In connection with certain acquisitions, the Company accounts for third-party non-controlling minority investments as redeemable noncontrolling interests, which consist of both redeemable common and, in some instances, preferred units, in its consolidated financial statements.

The common units contain put options allowing the holder to sell at a future date, the common units to a subsidiary of the Company at the then fair market value. The common units participate in the earnings and losses of the subsidiaries and are allocated their applicable share of earnings and losses. After the allocation of earnings and losses, the Company estimates the fair value of the common units and records the common units at the higher of the book value or the estimated fair value of the common units.

The preferred units contain put options allowing the holder to sell at a future date, the preferred units to a subsidiary of the Company at a fixed price equal to face value of the units plus unpaid dividends. The preferred units hold a distribution preference over common units and carry a fixed dividend rate.

The put options for both the common and preferred units, if any, are nonrecourse to the Company. The put options for the Alloy common units are exercisable beginning in 2026 and the put options for the Alaska Communications common and preferred units are exercisable at the earlier of a future initial public offering of the subsidiary or July 2028.

For the three months ended March 31, 2025 and 2024, the Company allocated losses of $3.6 million and $3.5 million, respectively, to the redeemable common units representing their proportionate share of operating losses. The Company then compared the book value of the common units to the fair value. As a result, the book value was increased by $3.4 million and $0.9 million during the three months ended March 31, 2025 and 2024, respectively. The fair value of the Alaska common units was zero at both March 31, 2025 and December 31, 2024. The Alloy common units were carried at historical cost at of $10.4 million and $10.6 million at March 31, 2025 and December 31, 2024, respectively, which exceeded its fair value.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for the three months ended March 31, 2025 and 2024 (in thousands):

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2024	$65,704	$10,599	$76,303
Accrued preferred dividend	1,458	—	1,458
Allocated net loss	—	(3,631)	(3,631)
Change in fair value	—	3,425	3,425
Balance, March 31, 2025	$67,162	$10,393	$77,555

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2023	$60,094	$25,823	$85,917
Accrued preferred dividend	1,348	—	1,348
Allocated net loss	—	(3,512)	(3,512)
Change in fair value	—	868	868
Balance, March 31, 2024	$61,442	$23,179	$84,621

12. SEGMENT REPORTING

Through March 31, 2025, the Company has the following two reportable and operating segments: (i) International Telecom and (ii) US Telecom.

Operating income is the segment measure of profit or loss reported to the chief operating decision maker for purposes of assessing the segments' performance and making capital allocation decisions. The Company believes operating income is a useful measure of its operating results as it provides relevant and useful information to investors and other users of its financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management's evaluation of business performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended March 31, 2025

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$4,849	$39	$—	$4,888
Mobility - Consumer	21,192	—	—	21,192
Total Mobility	26,041	39	—	26,080
Fixed - Business	18,493	29,244	—	47,737
Fixed - Consumer	42,872	22,415	—	65,287
Total Fixed	61,365	51,659	—	113,024
Carrier Services	3,904	29,227	—	33,131
Other	1,740	56	—	1,796
Total Communication Services Revenue	93,050	80,981	—	174,031
Construction	—	1,046	—	1,046
Other
Managed Services	1,446	2,771	—	4,217
Total other revenue	1,446	2,771	—	4,217
Total Revenue	94,496	84,798	—	179,294

Operating Expenses
Cost of communication services and other	34,963	43,261	—	78,224
Cost of construction revenue	—	1,501	—	1,501
Selling, general and administrative	27,143	22,521	5,564	55,228
Stock-based compensation	215	78	1,612	1,905
Transaction-related charges	—	—	1,436	1,436
Restructuring and reorganization expenses	1,506	134	190	1,830
Depreciation and amortization	15,377	18,284	866	34,527
Amortization of intangibles from acquisitions	251	975	—	1,226
(Gain) loss on disposition of assets and transfers	291	459	—	750
Total Operating Expenses	79,746	87,213	9,668	176,627
Income from operations	14,750	(2,415)	(9,668)	2,667
Other income (expenses)
Interest income				272
Interest expense				(11,950)
Other income				(2,568)
Other expense				(14,246)
Loss before income taxes				(11,579)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(1,474)	3,933	—	2,459

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

For the Three Months Ended March 31, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$4,808	$74	$—	$4,882
Mobility - Consumer	21,229	764	—	21,993
Total Mobility	26,037	838	—	26,875
Fixed - Business	18,532	34,965	—	53,497
Fixed - Consumer	42,789	22,919	—	65,708
Total Fixed	61,321	57,884	—	119,205
Carrier Services	3,574	30,052	—	33,626
Other	818	744	—	1,562
Total Communication Services Revenue	91,750	89,518	—	181,268
Construction	—	1,586	—	1,586
Other
Managed Services	1,309	2,631	—	3,940
Total Other Revenue	1,309	2,631	—	3,940
Total Revenue	93,059	93,735	—	186,794

Operating Expenses
Cost of communication services and other	34,154	46,385	(149)	80,390
Cost of construction revenue	—	1,570	—	1,570
Selling, general and administrative	29,632	25,076	6,607	61,315
Stock-based compensation	23	132	1,754	1,909
Transaction-related charges	—	—	19	19
Restructuring and reorganization expenses	1,190	—	—	1,190
Depreciation and amortization	16,124	18,138	78	34,340
Amortization of intangibles from acquisitions	251	1,729	—	1,980
(Gain) loss on disposition of assets and transfers	—	108	(601)	(493)
Total Operating Expenses	81,374	93,138	7,708	182,220
Income from operations	11,685	597	(7,708)	4,574
Other income (expenses)
Interest income				445
Interest expense				(11,520)
Other income				172
Other expense				(10,903)
Loss before income taxes				(6,329)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated

Net (income) loss attributable to non-controlling interests	(1,436)	3,069	—	1,633

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

Selected balance sheet data for each of the Company’s segments as of March 31, 2025 and December 31, 2024 consists of the following (in thousands):

	International	US	Corporate and
	Telecom	Telecom	Other	Consolidated
March 31, 2025
Cash, cash equivalents, and restricted cash	$51,614	$44,529	$1,116	$97,259
Total current assets	150,933	146,714	8,060	305,707
Fixed assets, net	461,077	559,816	8,272	1,029,165
Goodwill	4,835	—	—	4,835
Total assets	689,243	926,372	91,834	1,707,449
Total current liabilities	96,590	130,274	36,808	263,672
Total debt, including current portion	59,875	315,861	186,648	562,384
December 31, 2024
Cash, cash equivalents, and restricted cash	$35,231	$51,604	$2,409	$89,244
Total current assets	129,866	168,754	10,541	309,161
Fixed assets, net	466,861	565,625	7,707	1,040,193
Goodwill	4,835	—	—	4,835
Total assets	675,642	957,914	93,547	1,727,103
Total current liabilities	85,588	147,490	34,236	267,314
Total debt, including current portion	59,850	316,241	181,265	557,356

For the three months ended March 31, 2025 and 2024, the Company spent $43.3 million and $49.5 million, respectively, on capital expenditures relating to its telecommunications networks and business support systems of which $22.4 million and $13.5 million, respectively, are reimbursable under various government programs. The following notes the Company’s capital expenditures, by operating segment, for these periods (in thousands).

	Capital Expenditures

	International	US	Corporate and
Three months ended March 31,	Telecom	Telecom	Other (1)	Consolidated
2025	$10,803	$32,472	$2	$43,277
2024	16,915	31,233	1,341	49,489

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

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

Beginning in 2006, the National Frequency Management Unit (now the Telecommunications Agency, or the “NFMU/TA”) and OneGY have been engaged in discussions regarding the amount of and methodology for calculation of spectrum fees payable by OneGY in Guyana. Since that time, OneGY has made payments of undisputed spectrum, license and other fees when invoiced by the NFMU, and to its successor, the Telecommunications Authority (“TA”). There have been limited further discussions on the subject of a revised spectrum fee methodology with the TA.

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

The settlement amount of $6.3 million consists of a $5.3 million cash payment and the $1.0 million forgiveness of certain receivables, both of which have been accrued on the Company’s balance sheet as of March 31, 2025. As such, this settlement will not impact the statement of operations in future periods.

With respect to all of the foregoing unresolved matters, the Company believes that some adverse outcome is probable and has accordingly accrued $14.5 million as of March 31, 2025 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

14. SUBSEQUENT EVENTS

See Note 7 for a discussion of the Company’s IDB Credit Facilities.

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

As of March 31, 2025, we offered the following types of services to our customers:

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

Through March 31, 2025, we identified two operating segments to manage and review our operations, as well as to support investor presentations of our results. These operating segments are as follows:

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

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served as of March 31, 2025:

International Telecom			US Telecom
Services	Markets	Tradenames (1)	Services	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications, Viya	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic, Viya	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands	One Communications, Viya, Essextel	Carrier Services	United States	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, Viya, Brava	Managed Services	United States	Alaska Communications, Choice
(1)	In 2024, we completed a rebranding in Guyana and GTT is now known as One Communications. We refer throughout this report to our business in Guyana as “OneGY.” In April 2025, we completed a rebranding in the US Virgin Islands and Viya is now known as One Communications. We will refer to Viya in future reports as “OneVI.”

Carrier Managed Services

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we subsequently amended through March 31, 2025 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating areas in the western United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time. Since the inception of the project through March 31, 2025, we have recorded $75 million in construction revenue and expect to record approximately $8 million in additional construction revenue and related costs as sites are completed. We expect to substantially complete the build by the end of 2025. Revenues from construction are expected to have minimal impact on the Company’s operating income.

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

USF High-Cost Support. The Federal Communications Commission’s (“FCC) high-cost USF (or alternatives to former high-cost USF) mechanisms promote the deployment and operation of voice and broadband networks in areas where high costs would otherwise undermine the availability of service to consumers, including in rural, insular, and remote areas. High-cost support mechanisms generally include explicit conditions to deploy broadband to new locations and provide service meeting specified standards. We receive several forms of high-cost support, including but not limited to, as follows:

●	We receive federal USF support under the Alaska Connect Fund (“ACF”). Beginning January 1, 2025, we began receiving $25.6 million per year and expect such annual funding to continue until December 31, 2028. Beginning in 2029 and continuing through 2034, the amount of ACF support we receive will be determined by FCC staff taking into consideration broadband deployment funded through the Broadband Equity Access and Deployment Program. The ACF replaced the $19.7 million per year that we had previously received in Connect America Fund II support in Alaska;
●	As part of the Enhanced Alternative Connect America Model funding available to our operations in the southwest, we are estimated to receive approximately $109 million over the next 14 years, through 2038, with approximately $9 million annually through 2030 before a gradual step down to $6 million annually in 2038. This funding is subject to a requirement to deploy voice and broadband service at speeds of 100/20 Mbps to all required locations by the end of calendar year 2028;
●	We expect to receive approximately $8 million per year in Connect America Fund II support in the rural southwest until July 2028;
●	We are estimated to receive approximately $5.5 million annually in the US Virgin Islands through December 31, 2025 (this annual support is scheduled to end in 2025), subject to the requirement to enhance network resiliency and operations in those markets;
●	We were awarded approximately $2.3 million annually in the western United States through December 31, 2031 as part of the Rural Digital Opportunity Fund Phase I (“RDOF”) auction. In exchange for this support, we committed to deploy voice and broadband service to covered areas within six years and to provide service in those areas for ten years. In 2024, we transferred $1.3 million of the annual awards to other providers and returned $0.3 million of the annual awards to the FCC;
●	We receive state USF support in Alaska of approximately $2.5 million annually.

As of March 31, 2025, we were in compliance in all material respects with our deployment and service requirements associated with such funding. If we fail to meet these obligations or require substantial additional capital expenditures to meet the obligations in a timely manner, our revenue, results of operations and liquidity may be materially adversely impacted.

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is generally distributed after we incur reimbursable costs. Completion deadlines began in 2025 and once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants. As of March 31, 2025, we were awarded $155.2 million of construction grants.

During the three months ended March 31, 2025, we disbursed capital expenditures of $1.1 million under these programs and received reimbursement of $5.9 million. These cash flows are classified as investing activities in our statement of cash flows.

In addition, we partner with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”). These programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas. We were identified as a sub recipient of grants under these programs totaling $237 million as of March 31, 2025. Through March 31, 2025, we have received $23.2 million of funding under these programs and spent $22.2 million on construction obligations. These amounts are recorded as operating cash flows in the Company’s statement of cash flows.

Replace and Remove Program

In July 2022, we were approved to participate in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of communications equipment and services in their networks that has been deemed to pose a national security risk. Pursuant to the Replace and Remove Program, our eligible subsidiaries were initially allocated up to approximately $207 million to replace, remove and securely destroy such communications equipment and services in our networks in the western United States and in the US Virgin Islands, however, in December 2024, this program was fully funded for an increased allocation to the Company of an aggregate amount of approximately $517 million. The Replace and Remove Program requires each of our participating subsidiaries to complete the project no later than a specified deadline, which was recently extended to the second quarter of 2026.

We have incurred total expenditures of $182.1 million related to this project, of which $13.7 million were incurred in 2025. Of these total expenditures, $152.0 million were classified as capital.

At March 31, 2025, $19.5 million of capital expenditures were accrued and unpaid under the Replace and Remove Program. We expect to be reimbursed, within the next twelve months, for all amounts spent to date. During the three months ended March 31, 2025, we received $19.1 million of reimbursement under the program, of which $2.9 million was classified as operating cash inflows and $16.2 million was classified as investing cash inflows in our statement of cash flows.

Selected Segment Financial Information

Through March 31, 2025, the Company has the following two reportable and operating segments: (i) International Telecom and (ii) US Telecom.

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

The following represents selected segment information for the three months ended March 31, 2025 and 2024 (in thousands):

For the Three Months Ended March 31, 2025

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$4,849	$39	$—	$4,888
Mobility - Consumer	21,192	—	—	21,192
Total Mobility	26,041	39	—	26,080
Fixed - Business	18,493	29,244	—	47,737
Fixed - Consumer	42,872	22,415	—	65,287
Total Fixed	61,365	51,659	—	113,024
Carrier Services	3,904	29,227	—	33,131
Other	1,740	56	—	1,796
Total Communication Services Revenue	93,050	80,981	—	174,031
Construction	—	1,046	—	1,046
Other
Managed Services	1,446	2,771	—	4,217
Total other revenue	1,446	2,771	—	4,217
Total Revenue	94,496	84,798	—	179,294

Operating Expenses
Cost of communication services and other	34,963	43,261	—	78,224
Cost of construction revenue	—	1,501	—	1,501
Selling, general and administrative	27,143	22,521	5,564	55,228
Stock-based compensation	215	78	1,612	1,905
Transaction-related charges	—	—	1,436	1,436
Restructuring and reorganization expenses	1,506	134	190	1,830
Depreciation and amortization	15,377	18,284	866	34,527
Amortization of intangibles from acquisitions	251	975	—	1,226
(Gain) loss on disposition of assets and transfers	291	459	—	750
Total Operating Expenses	79,746	87,213	9,668	176,627
Income from operations	14,750	(2,415)	(9,668)	2,667
Other income (expenses)
Interest income				272
Interest expense				(11,950)
Other income				(2,568)
Other expense				(14,246)
Loss before income taxes				(11,579)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(1,474)	3,933	—	2,459

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

For the Three Months Ended March 31, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$4,808	$74	$—	$4,882
Mobility - Consumer	21,229	764	—	21,993
Total Mobility	26,037	838	—	26,875
Fixed - Business	18,532	34,965	—	53,497
Fixed - Consumer	42,789	22,919	—	65,708
Total Fixed	61,321	57,884	—	119,205
Carrier Services	3,574	30,052	—	33,626
Other	818	744	—	1,562
Total Communication Services Revenue	91,750	89,518	—	181,268
Construction	—	1,586	—	1,586
Other
Managed Services	1,309	2,631	—	3,940
Total Other Revenue	1,309	2,631	—	3,940
Total Revenue	93,059	93,735	—	186,794

Operating Expenses
Cost of communication services and other	34,154	46,385	(149)	80,390
Cost of construction revenue	—	1,570	—	1,570
Selling, general and administrative	29,632	25,076	6,607	61,315
Stock-based compensation	23	132	1,754	1,909
Transaction-related charges	—	—	19	19
Restructuring and reorganization expenses	1,190	—	—	1,190
Depreciation and amortization	16,124	18,138	78	34,340
Amortization of intangibles from acquisitions	251	1,729	—	1,980
(Gain) loss on disposition of assets and transfers	—	108	(601)	(493)
Total Operating Expenses	81,374	93,138	7,708	182,220
Income from operations	11,685	597	(7,708)	4,574
Other income (expenses)
Interest income				445
Interest expense				(11,520)
Other income				172
Other expense				(10,903)
Loss before income taxes				(6,329)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated

Net (income) loss attributable to non-controlling interests	(1,436)	3,069	—	1,633

(1) Corporate and other items refer to corporate overhead costs and consolidating adjustments.

A comparison of our segment results for the three months ended March 31, 2025 and 2024 is as follows:

International Telecom. Revenues within our International Telecom segment increased $1.4 million, or 1.5%, to $94.5 million from $93.1 million for the three months ended March 31, 2025 and 2024, respectively, primarily as a result of an increase in carrier services revenue due to increased roaming revenues, certain project-related revenues and revenues from ancillary services.

Operating expenses within our International Telecom segment decreased by $1.7 million, or 2.1%, to $79.7 million from $81.4 million for the three months ended March 31, 2025 and 2024, respectively.  The net decrease was primarily the result of certain cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods.

As a result, our International Telecom segment’s operating income increased $3.1 million, or 26.5%, to $14.8 million from $11.7 million for the three months ended March 31, 2025 and 2024, respectively.

US Telecom.  Revenue within our US Telecom segment decreased by $8.9 million, or 9.5%, to $84.8 million from $93.7 million for the three months ended March 31, 2025 and 2024, respectively, primarily as a result of a $6.2 million reduction in Fixed revenues which were negatively impacted by the conclusion of both the Emergency Connectivity Fund and the Affordable Care Program, both of which provided revenue through April 2024. In addition, the US Telecom segment’s Carrier Services revenue decreased by $0.9 million primarily as the result of the transition of legacy roaming arrangements to carrier service management contracts, construction revenue declined by $0.6 million as a result of a decrease in the number of sites completed during 2025 as compared to 2024 and Mobility revenue decreased $0.8 million within our retail operations as a result of our conclusion of our providing retail mobility services under our own brand name to retail customers.

Operating expenses within our US Telecom segment decreased $5.9 million, or 6.3%, to $87.2 million from $93.1 million for the three months ended March 31, 2025 and 2024, respectively, as a result of the reduction in the direct costs of services associated with the revenue decline, and the impact of certain cost savings initiatives, including reorganization and reductions in force, that were implemented in the current and previous periods.

As a result of the above, our US Telecom segment’s operating income decreased to a loss of $2.4 million from income of $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

The following represents a year over year discussion and analysis of our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended		Amount of	Percent
	March 31,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
REVENUE:
Communication services	$174,031	$181,268	$(7,237)	(4.0)%
Construction	1,046	1,586	(540)	(34.0)
Other	4,217	3,940	277	7.0
Total revenue	179,294	186,794	(7,500)	(4.0)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communications services and other	78,224	80,390	(2,166)	(2.7)
Cost of construction revenue	1,501	1,570	(69)	(4.4)
Selling, general and administrative	55,228	61,315	(6,087)	(9.9)
Stock-based compensation	1,905	1,909	(4)	(0.2)
Transaction-related charges	1,436	19	1,417	7,457.9
Restructuring charges	1,830	1,190	640	53.8
Depreciation and amortization	34,527	34,340	187	0.5
Amortization of intangibles from acquisitions	1,226	1,980	(754)	(38.1)
Loss on disposition of long-lived assets	750	(493)	1,243	(252.1)
Total operating expenses	176,627	182,220	(5,593)	(3.1)
Income from operations	2,667	4,574	(1,907)	(41.7)
OTHER INCOME (EXPENSE):
Interest income	272	445	(173)	(38.9)
Interest expense	(11,950)	(11,520)	(430)	3.7
Other income (expense)	(2,568)	172	(2,740)	(1,593.0)
Other expense, net	(14,246)	(10,903)	(3,343)	30.7
LOSS BEFORE INCOME TAXES	(11,579)	(6,329)	(5,250)	83.0
Income tax expense (benefit)	(192)	1,619	(1,811)	(111.9)
NET LOSS	(11,387)	(7,948)	(3,439)	43.3
Net loss attributable to noncontrolling interests, net of tax:	2,459	1,633	826	50.6
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(8,928)	$(6,315)	$(2,613)	41.4%

Communications Services Revenue

Mobility Revenue. Our Mobility revenue consists of revenue generated within both our International Telecom and US Telecom segments by providing business and retail mobile voice and data services over our wireless networks as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our subscribers.

Mobility revenue decreased by $0.8 million, or 3.0%, to $26.1 million for the three months ended March 31, 2025 from $26.9 million for the three months ended March 31, 2024. The decrease in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue remained consistent at $26.0 million between the three months ended March 31, 2025 and 2024. Revenue from both business and consumer customers also remained consistent with the previous year.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $0.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 as we recorded only a nominal amount of Mobility revenue within this segment during the three months ended March 31, 2025 due to the conclusion of our providing retail mobility services under our own brand name to retail customers.

Mobility revenue within our International Telecom may decrease as a result of increased competition and regulatory changes partially offset by our continued network upgrades, marketing efforts and conversion of our current subscriber base to higher margin prepaid and postpaid plans.

We do not expect to record Mobility revenue within our US Telecom segment in future periods due to the conclusion of our providing retail mobility services under our own brand name to retail customers.

Fixed Revenue. Fixed revenue is primarily generated by broadband, voice, and video service revenues provided to retail and business customers over our wireline networks. Fixed revenue within our US Telecom segment also includes awards from the Connect America Fund Phase II program, the Enhanced Alternative Connect America Cost Model program, and the Alaska Universal Service Fund. In addition, and through early April 2024, Fixed revenue within the US Telecom segment also included revenue from the Emergency Connectivity Fund (ECF) and Affordable Care Program (ACP). Within our International Telecom segment, Fixed revenue includes funding under the FCC’s High-Cost Program in the US Virgin Islands.

Fixed revenue decreased by $6.2 million, or 5.2%, to $113.0 million from $119.2 million for the three months ended March 31, 2025 and 2024, respectively. This decrease primarily pertained to a decrease in Fixed revenue from business customers and consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue increased by $0.1 million, or 0.2%, to $61.4 million from $61.3 million for the three months ended March 31, 2025 and 2024, respectively. This increase included a $0.1 million increase in revenue from consumer customers while revenue from business customers remained consistent with the previous year.

●	US Telecom. Fixed revenue within our US Telecom segment decreased by $6.2 million, or 10.7%, to $51.7 million from $57.9 million for the three months ended March 31, 2025 and 2024, respectively. Of this decrease, $0.5 million and $5.7 million related to decreases in revenue from consumer and business customers, respectively, primarily as a result of the conclusion of the Emergency Connectivity Fund and Affordable Care Programs, both of which provided revenue through April 2024.

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

Carrier Services revenue decreased by $0.5 million, or 1.5%, to $33.1 million from $33.6 million for the three months ended March 31, 2025 and 2024, respectively. The decrease, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $0.3 million, or 8.3%, to $3.9 million, from $3.6 million for the three months ended March 31, 2025 and 2024, respectively, primarily as a result of an increase in roaming revenues in some of our international markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $0.9 million, or 3.0%, to $29.2 million from $30.1 million, for the three months ended March 31, 2025 and 2024, respectively. This decrease is primarily the result of the transition of legacy roaming arrangements to carrier service management contracts.

Within our International Telecom segment, Carrier Services revenue may increase if international travel increases.

Within our US Telecom segment, Carrier Services revenue may decrease as a result of the impact of recent carrier service management contracts.

Other Communications Services Revenue. Other Communications Services revenue includes project-related revenue generated within both our International and US Telecom segments and ancillary services that the operations within our International Telecom segment provide to its retail subscribers. Other Communications Services revenue increased $0.2 million, or 12.5%, to $1.8 million from $1.6 million for the three months ended March 31, 2025 and 2024, respectively, as a result of an increase in project-related revenue and revenue from ancillary services in our International Telecom segment partially offset by a reduction in certain non-recurring project-related revenue being recognized in our US Telecom segment.

Other Communication Services revenue may increase in future periods as the demand for ancillary services increase but may be partially offset by a decrease in project-related revenues as the projects are completed.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended March 31, 2025 and 2024, Construction revenue decreased to $1.0 million from $1.6 million, respectively, primarily as a result of a decrease in the number of sites completed during 2025 as compared to 2024. We expect to substantially complete the build by the end of 2025.

Other Revenue

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services.

Managed Services revenue increased by $0.3 million, or 7.7%, to $4.2 million from $3.9 million for the three months ended March 31, 2025 and 2024, respectively. The increases, within our segments, which were driven by a continued effort to sell our Managed Services solution to primarily business customers, consisted of the following:

International Telecom. Managed Services revenue in our International Telecom segment increased $0.1 million, or 7.7%, to $1.4 million from $1.3 million for the three months ended March 31, 2025 and 2024, respectively.

US Telecom. Within our US Telecom segment, Managed Services revenue increased $0.2 million, or 7.7%, to $2.8 million from $2.6 million for the three months ended March 31, 2025 and 2024, respectively.

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

Cost of communication services and other decreased by $2.2 million, or 2.7%, to $78.2 million from $80.4 million for the three months ended March 31, 2025 and 2024, respectively. The net decrease in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other increased by $0.8 million, or 2.3%, to $35.0 million from $34.2 million, for the three months ended March 31, 2025 and 2024, respectively. This increase was the result of increased transport costs, to secure capacity, and equipment expenses, as a result of an increase in equipment revenue, partially offset by the impact of cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods.

●	US Telecom. Cost of communication services and other within our US Telecom segment decreased by $3.1 million, or 6.7%, to $43.3 million from $46.4 million for the three months ended March 31, 2025 and 2024, respectively. Such decrease was a result of the beneficial impact of certain cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods as well as a reduction in the costs associated with the Emergency Connectivity Fund program which concluded during the second quarter of 2024.

Cost of communication services in both our International and US Telecom segments may decrease as a result of the ongoing cost reduction initiatives that commenced in previous periods, but such decrease may be partially offset by future inflationary pressure.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. During the three months ended March 31, 2025 and 2024, cost of construction revenue decreased to $1.5 million from $1.6 million, respectively, as a result of a decrease in the number of sites completed during 2025 as compared to 2024. We expect to substantially complete the build by the end of 2025.

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

Selling, general and administrative expenses decreased by $6.1 million, or 10.0%, to $55.2 million from $61.3 million for the three months ended March 31, 2025 and 2024, respectively. The decreases in selling, general and administrative expenses occurred within all of our segments and were primarily related to certain cost containment initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods. The impact to each of our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses decreased by $2.5 million, or 8.4%, to $27.1 million from $29.6 million for the three months ended March 31, 2025 and 2024, respectively.

●	US Telecom. Selling, general and administrative expenses decreased within our US Telecom segment by $2.6 million, or 10.4%, to $22.5 million from $25.1 million, for the three months ended March 31, 2025 and 2024, respectively.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead decreased by $1.0 million, or 15.2%, to $5.6 million from $6.6 million, for the three months ended March 31, 2025 and 2024, respectively.

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

Stock-based compensation for the three months ended March 31, 2025 and 2024 was consistent at $1.9 million.

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

We incurred $1.4 million and a nominal amount of transaction-related charges during the three months ended March 31, 2025 and 2024, respectively.

Restructuring and reorganization expenses.  In our efforts to advance our cost management actions to drive higher operating efficiencies and margins, we incurred certain restructuring and reorganization expenses, primarily reductions in force, totaling $1.5 million, $0.1 million and $0.2 million within our International Telecom segment, US Telecom segment and Corporate and Other segment, respectively, during the three months ended March 31, 2025.

We incurred certain reduction in force costs totaling $1.2 million within our International Telecom segment during the three months ended March 31, 2024.

 Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses increased by $0.2 million, or 0.6%, to $34.5 million from $34.3 million for the three months ended March 31, 2025 and 2024, respectively. The net increase in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $0.7 million, or 4.3%, to $15.4 million from $16.1 million, for the three months ended March 31, 2025 and 2024, respectively. The decrease was the result of this segment’s reduction in capital expenditures in recent periods.

●	US Telecom. Depreciation and amortization expenses increased within our US Telecom segment by $0.2 million, or 1.1%, to $18.3 million from $18.1 million, for the three months ended March 31, 2025 and 2024, respectively, primarily as a result of an increase in assets being placed into service in certain markets.

●	Corporate Overhead. Depreciation and amortization expenses increased within our corporate overhead to $0.9 million from $0.1 million, for the three months ended March 31, 2025 and 2024, respectively, primarily as a result of additional assets being placed into service.

We expect depreciation and amortization expenses to decrease as a result of an expected decline in capital expenditures and as a result of some of our previously acquired assets becoming fully depreciated.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions include the amortization of customer relationships and trade names related to our completed acquisitions.

Amortization of intangibles from acquisitions decreased by $0.8 million to $1.2 million from $2.0 million for the three months ended March 31, 2025 and 2024, respectively.

We expect that amortization of intangibles from acquisitions will continue to decrease in future periods as such assets continue to amortize.

(Gain) loss on disposition of assets and transfers. During the three months ended March 31, 2025, we recorded a net loss on the disposition of assets of $0.8 million. Of this net loss, $0.3 million and $0.5 million was recognized within our International and US Telecom segments, respectively.

During the three months ended March 31, 2024, we recorded a gain on the disposition of assets of $0.5 million primarily relating to the previously completed disposition of our renewable energy assets.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances. Interest income was $0.3 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

Interest expense.   We incur interest expense on the 2023 CoBank Credit Facility, the 2024 Alaska Credit Facilities, the FirstNet Receivables Credit Facility, the OneGY Credit Facilities, the Sacred Wind Term Debt and the Viya Debt. In addition, interest expense includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense increased to $12.0 million from $11.5 million for the three months ended March 31, 2025 and 2024, respectively, as additional interest expense was incurred as a result of an increase in borrowings under our credit facilities.

Interest expense may increase in future periods as a result of additional borrowings or an increase in interest rates on those borrowings.

Other income (expense).   For the three months ended March 31, 2025, other income (expense) was $2.6 million of expense primarily related to a non-operating employee-related matter, and $0.4 million in losses on foreign currency transactions.

For the three months ended March 31, 2024, other income (expenses) was $0.2 million of income primarily related to certain employee benefit plans partially offset by losses on foreign currency transactions.

Income taxes. Our effective tax rate for the three months ended March 31, 2025 and 2024 was 1.7% and (25.6%), respectively.

We recorded an income tax benefit of $0.2 million in relation to a pretax loss of $11.6 million for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2025 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete expenses including $0.6 million for interest on prior years uncertain tax positions and $0.5 million expense associated with stock option shortfalls.

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

Net loss attributable to noncontrolling interests, net of tax.  Net loss attributable to noncontrolling interests, net of tax reflected an allocation of $2.5 million and $1.6 million of losses generated by our less than wholly owned subsidiaries for the three months ended March 31, 2025 and 2024, respectively. Changes in net loss attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income attributable to noncontrolling interests, net of tax increased by $0.1 million, or 7.1%, to an allocation of $1.5 million of income from an allocation of $1.4 million of income for the three months ended March 31, 2025 and 2024, respectively, as the result of increased profitability at certain less than wholly owned subsidiaries.

●	US Telecom. Within our US Telecom segment, net loss attributable to noncontrolling interests, net of tax increased by $0.8 million, or 25.8%, to an allocation of losses of $3.9 million from an allocation of losses of $3.1 million for the three months ended March 31, 2025 and 2024, respectively, as a result of increased losses at our less than wholly owned subsidiaries within this segment.

Net loss attributable to ATN International, Inc. stockholders.  Net loss attributable to ATN International, Inc. stockholders was $8.9 million for the three months ended March 31, 2025 as compared to $6.3 million for the three months ended March 31, 2024.

On a per diluted share basis, net loss was $0.69 per diluted share for the three months ended March 31, 2025 as compared to $0.50 per diluted share for the three months ended March 31, 2024. Such per share amounts were negatively impacted by accrued preferred dividends of $1.5 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively.

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

Total liquidity.  As of March 31, 2025, we had approximately $97.3 million in cash, cash equivalents, and restricted cash. Of this amount, $42.6 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $562.4 million of debt, net of unamortized deferred financing costs, as of March 31, 2025. How and when we deploy our balance sheet capacity, including the availability under our various credit facilities (as further described below), will figure prominently in our longer-term growth prospects and stockholder returns.

Uses of Cash

Acquisitions and investments.  We have historically funded our acquisitions with a combination of cash-on-hand, borrowings under our credit facilities as well as equity investor and seller financing.

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

Cash used in investing activities. Cash used in investing activities decreased by $10.6 million to $25.1 million from $35.7 million for the three months ended March 31, 2025 and 2024, respectively. This year-over-year decrease in cash used in investing activities was primarily the result of a decrease in cash used for non-reimbursable capital expenditures of $15.2 million and a $6.7 million increase in cash inflows related to the reimbursement of capital expenditures under certain government programs. These amounts were partially offset by the increase in cash outflows for reimbursable capital expenditures of $9.0 million and a reduction in proceeds received from the sale of assets of $3.5 million.

Cash provided (used) by financing activities. Cash used by financing activities was $2.8 million during the three months ended March 31, 2025. Cash provided by financing activities was $19.6 million during the three months ended March 31, 2024. The decrease in cash provided by financing activities of $22.4 million was primarily the result of an increase in cash used for debt repayments, net of borrowings, of $23.5 million partially offset by a decrease in cash used to repurchase our common stock from employees to satisfy certain tax withholding obligations of $1.2 million.

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

For the three months ended March 31, 2025, we spent approximately $20.8 million for capital expenditures and $22.4 million for capital expenditures that are reimbursable under certain government programs. For the three months ended March 31, 2024, we spent approximately $36.0 million for capital expenditures and $13.5 million for capital expenditures that are reimbursable under certain government programs. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Three months ended March 31,	Telecom	Telecom	Other (1)	Consolidated
2025	$10,803	$32,472	$2	$43,277
2024	16,915	31,233	1,341	49,489
(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments.

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

Dividends.   For the three months ended March 31, 2025, our Board of Directors declared $3.7 million of dividends to our stockholders which includes a $0.24 per share dividend declared on March 20, 2025 and paid on April 7, 2025. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. Our Board of Directors has authorized the repurchase of up to $25.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”). We did not repurchase any of our common stock under the 2023 Repurchase Plan during the three months ended March 31, 2025 and repurchased $0.1 million under that Plan during the three months ended March 31, 2024. As of March 31, 2025, we had $15.0 million available to repurchase shares of our common stock under the 2023 Repurchase Plan.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $35.9 million for the three months ended March 31, 2025 as compared to $23.2 million for the three months ended March 31, 2024.  The increase of $12.7 million was primarily related to improvements in working capital.

2023 CoBank Credit Facility

On July 13, 2023, we, along with certain of our subsidiaries as guarantors, entered into a new Credit Agreement with CoBank, ACB and a syndicate of other lenders (as may be amended from time to time, the “2023 CoBank Credit Facility”). On July 10, 2024, we amended the 2023 CoBank Credit Facility to add certain subsidiaries as guarantors and to provide further flexibility in order to accept certain grant and government program obligations.

The 2023 CoBank Credit Facility provides for a five-year $170 million revolving credit facility (the “2023 CoBank Revolving Loan”) and a six-year $130 million term loan facility (the “2023 CoBank Term Loan”). We may use (i) up to $25 million under the 2023 CoBank Revolving Loan for letters of credit, and (ii) up to $20 million under a swingline sub-facility. Upon the closing of the 2023 CoBank Credit Facility, we drew all of the 2023 CoBank Term Loan and approximately $13.6 million of the 2023 CoBank Revolving Loan. These borrowings were used to repay all of the $139.5 million of debt outstanding under a previously held credit facility, upon close.

The 2023 CoBank Term Loan has scheduled quarterly principal payments in the amounts set forth below, with the outstanding principal balance maturing on July 13, 2029. The 2023 CoBank Revolving Loan may be repaid at any time on or prior to its maturity on July 13, 2028. All amounts outstanding under the 2023 CoBank Credit Facility will be due and payable upon the earlier of the maturity date or the acceleration of the loans and commitments upon an event of default.

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

We capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility which are being amortized over the life of the debt and $3.1 million were unamortized as of March 31, 2025.

We had $125.1 million outstanding under the 2023 CoBank Term Loan as of March 31, 2025. Under the 2023 CoBank Revolving Loan, we had $64.6 million outstanding and $105.4 million of availability as of March 31, 2025. We were in compliance with all financial covenants as of March 31, 2025.

In October 2023, we entered into a two year, forward starting 1-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, has a fixed SOFR rate of 4.896% and matures on November 13, 2025. The swap agreement had a fair value of $(0.2) million and $(0.3) million as of March 31, 2025 and December 31, 2024, respectively.

Letter of Credit Facility

On November 14, 2022, we entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of us and our subsidiaries. As of March 31, 2025, $34.8 million of Standby Letters of Credit had been issued under this agreement.

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

The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the 2022 Alaska Credit Facility, as defined below, in the amount of approximately $279 million plus accrued and unpaid interest, (b) to pay fees and expenses associated with the completion of this transaction, and (c) for general corporate purposes. As of March 31, 2025, $300.0 million was outstanding under the 2024 Alaska Term Facility.

 Proceeds from the 2024 Alaska Revolving Facility are to be used, subject to certain limitations, (a) to issue letters of credit to replace or backstop existing letters of credit of Alaska Communications and its direct and indirect subsidiaries, and (b) for working capital purposes, capital expenditures and other general corporate purposes. As of March 31, 2025, there were no outstanding borrowings under the 2024 Alaska Revolving Facility and $1.0 million of letters of credit were issued. As a result, $89.0 million was available under the 2024 Alaska Revolving Facility as of March 31, 2025.

 The 2024 Alaska Credit Facility also provides for incremental term loans (“Incremental Term Loans”) up to an aggregate principal amount of the greater of $91 million and Alaska Communications’ trailing consolidated twelve-month EBITDA (as defined in the 2024 Alaska Credit Agreement), subject to the Borrower meeting certain conditions.

In connection with the 2024 Alaska Credit Facility, we incurred $6.9 million of fees and rolled over $2.1 million of fees for the 2022 Alaska Credit Facility to be amortized over the life of the debt. As of March 31, 2025, we had $8.0 million of unamortized fees, which are being amortized over the life of the debt, associated with the 2024 Alaska Credit Facility.

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

Alaska Interest Rate Swap Agreements

In November 2023, Alaska Communications entered into two forward starting 1-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200 million, with fixed SOFR rates of 4.8695% and 4.8980% and both agreements mature on June 30, 2025. The swap agreement had a fair value of $(0.2) million and $(0.5) million as of March 31, 2025 and December 31, 2024, respectively.

FirstNet Receivables Credit Facility

On March 26, 2020, Commnet Finance, a wholly owned subsidiary of Commnet Wireless, entered into a receivables credit facility with Commnet Wireless, and CoBank, ACB (the “Receivables Credit Facility”).

The Receivables Credit Facility provides for a senior secured delayed draw term loan in an aggregate principal amount of up to $75.0 million and the proceeds may be used to acquire certain receivables from Commnet Wireless. The receivables to be financed and sold under the Receivables Credit Facility, which provides the loan security, relate to the obligations of AT&T under the FirstNet Agreement.

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

As of March 31, 2025, Commnet Wireless had $42.6 million outstanding, of which $8.1 million was classified as being current and $34.5 million as long-term on our balance sheet, and $9.2 million of availability under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.3 million were unamortized as of March 31, 2025.

OneGY Credit Facilities

On October 12, 2022 , OneGY entered into a $2.9 million term facility and a $5.7 million overdraft facility (the “Guyana Credit Facilities”) with Republic Bank (Guyana) Limited.

The OneGY Guyana Credit Facilities were secured by real estate assets and carried a fixed interest rate of 7.5%. On November 29, 2024, the overdraft facility and term facility were canceled at the request of OneGY.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent of the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2024. Sacred Wind submitted a corrective action plan to comply with the financial covenant by December 31, 2028. The corrective action plan was accepted by the RUS and, as of March 31, 2025, we were in compliance with that corrective action plan.

As of March 31, 2025, $24.0 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.4 million was current and $20.6 million was long term.

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

As of March 31, 2025, $60.0 million of the Viya Debt remained outstanding and $0.1 million of the rate lock fee was unamortized.

On May 5, 2022, the Net Leverage Ratio was amended to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually, and we were in compliance with the Net Leverage Ratio as of December 31, 2024.

IDB Credit Facilities

On May 8, 2025, OneGY entered into a Credit Agreement (the “2025 IDB Credit Facilities”) with Inter-American Investment Corporation (IDB Invest) to provide a Revolving Credit Commitment of $10.0 million (the “2025 IDB Revolving Facility”) and Term Loan Commitment of up to $30.0 million (the “2025 IDB Term Loan”). The debt is secured by certain assets of OneGY and is not guaranteed by the Company.

Beginning in the second quarter of 2027, the 2025 IDB Term Loan must be repaid in quarterly principal payments in the amounts set forth below, with the outstanding principal balance maturing on the tenth anniversary of the effective date. The 2025 IDB Revolving Loan may be repaid at any time on or prior to its maturity of 360 days after the first disbursement date.

2025 IDB Term Loan Quarterly Payment Dates	2025 IDB Term Loan Quarterly Repayments
June 22, 2027 – December 22, 2030	5.0% bi-annually
June 22, 2031 – December 22, 2034	7.5% bi-annually

Amounts borrowed under the 2025 IDB Credit Facilities bear interest at a rate equal to the applicable secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR) plus an applicable margin ranging of 2.4% for the Revolving Facility and 3.0% for the Term Loans. In the case of the IDB Term Loan, there is a prepayment fee equal to 1% until the first anniversary, 0.5% until the second anniversary, and 0.0% thereafter.

The 2025 IDB Credit Agreement contains a financial covenant that imposes on OneGY a maximum Net Financial Debt to EBITDA Ratio and a maximum Debt to Equity ratio and a minimum EBITDA to Net Financial Expense Ratio, as well as customary representations, warranties and covenants The 2025 IDB Credit Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.

Debt Maturity

The table below summarizes the annual maturities of our debt instruments (amounts in thousands):

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other	Debt	Credit Facility
April 1, 2025 through December 31, 2025	$2,628	$—	$3,945	$6,573	$6,000
Year ending December 31, 2026	5,469	60,000	8,125	73,594	8,409
Year ending December 31, 2027	13,098	—	9,750	22,848	8,807
Year ending December 31, 2028	18,858	—	74,370	93,228	9,229
Year ending December 31, 2029	277,749	—	93,555	371,304	6,041
Thereafter	6,239	—	—	6,239	4,084
Total	324,041	60,000	189,745	573,786	42,570
Debt Discounts	(8,180)	(125)	(3,097)	(11,402)	(338)
Book Value as of March 31, 2025	$315,861	$59,875	$186,648	$562,384	$42,232

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

In addition, the 2023 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2025, we were in compliance with all of the financial covenants of the 2023 CoBank Credit Facility.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the three months ended March 31, 2025 and 2024, we recorded $0.4 million and $0.2 million, respectively, in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

Inflation

Several of our markets have experienced an increase in operating costs, some of which we believe is attributable to inflation. If inflation continues or worsens, it could negatively impact our Company by increasing our operating expenses. Inflation may lead to cost increases in multiple areas across our business, for example, rises in the prices of raw materials and manufactured goods, increased energy rates, as well as increased wage pressures and other expenses related to our employees. In particular, where we have agreed to undertake infrastructure build-outs on a fixed budget for our carrier customers or by accepting government grants, inflation may result in build costs that exceed our original budget given the long delays experienced in procuring equipment and materials due to global supply chain delays. To the extent that we are unable to pass on these costs through increased prices, revised budget estimates, or offset them in other ways, they may impact our financial condition and cash flows.

Tariffs

The United States government recently announced tariffs on goods imported from various countries to the United States. Furthermore, recent global trade tensions and policy shifts have created an unpredictable environment for businesses operating across international borders. Countries subject to such tariffs or other trade restrictions and other changes in trade policy by the United States or other countries have imposed or may, in the future, impose reciprocal or retaliatory tariffs and other trade measures that may impact our business. We are actively monitoring the tariff developments and analyzing the potential impacts on our businesses, cost structures, supply chain and broader economic environment. We are also working closely with our strategic suppliers to manage their potential impact.

Our International Telecom Segment, including the USVI which is classified as an economic development zone, is not subject to these tariffs.

To date, the implemented tariffs have not had a material impact on our financial condition or results of operations. However, due to their evolving nature, we cannot predict, with certainty, the ultimate impact they may have on our business or results in the future.

Critical Accounting Estimates

There were no changes to critical accounting estimates from those disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Interest Rate Sensitivity. As of March 31, 2025, we had $489.7 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 100-basis-point change in the interest rates on our variable rate debt would result in a $4.9 million change in our annual interest expense.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loans within our credit facilities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Part I, Item 1A “Risk Factors” of our 2024 Annual Report on Form 10-K. The risks described herein and in our 2024 Annual Report on Form 10-K, as amended, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer. On December 14, 2023, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”).  We have $15.0 million available to be repurchased under that plan as of March 31, 2025.

The following table reflects the repurchases by us of our common stock during the quarter ended March 31, 2025:

					(d)
					Maximum
					Number (or
				(c)	Approximate
			(b)	Total Number of	Dollar Value) of
	(a)		Average	Shares Purchased	Shares that May
	Total Number		Price	as Part of Publicly	be Purchased
	of Shares		Paid per	Announced Plans	Under the Plans or
Period	Purchased		Share	or Programs	Programs
January 1, 2025 — January 31, 2025	—		$—	—	$15,000,000
February 1, 2025 — February 28, 2025	—		—	—	15,000,000
March 1, 2025 — March 31, 2025	35,699	(1)	20.46	—	15,000,000

(1)	Includes 35,699 shares purchased on March 7, 2025, March 9, 2025, March 12, 2025 and March 25, 2025, from our executive officers and other employees who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the 2023 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

While the Company does allow for its officers and directors to enter into trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1 with the Company’s prior approval, during the quarter ended March 31, 2025, none of the Company's directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits:

10.1

Fifth Amendment to Network Build and Maintenance Agreement dated as of March 4, 2025 and effective as of January 1, 2025, by and between Commnet Wireless, LLC and AT&T Mobility LLC (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-12593) filed on March 17, 2025).

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

ATN International, Inc.

Date: May 12, 2025	/s/ Brad W. Martin
Brad W. Martin
Chief Executive Officer

Date: May 12, 2025	/s/ Carlos R. Doglioli
Carlos R. Doglioli
Chief Financial Officer