Form 10-Q
period 2025-06-30
ATN International, Inc.
filed 2025-08-11
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the registrant had outstanding 15,257,391 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended June 30, 2025

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$98,965	$73,393
Restricted cash	14,350	15,851
Short-term investments	395	300
Accounts receivable, net of allowances for credit losses of $14.1 million and $15.1 million, respectively	89,924	83,719
Government grant receivables	41,292	50,511
Customer receivable	8,184	7,986
Inventory, materials and supplies	14,703	15,191
Prepayments and other current assets	52,182	62,210
Assets held for sale	7,757	—
Total current assets	327,752	309,161

Fixed assets, net	1,010,631	1,040,193
Telecommunication licenses, net	105,487	113,319
Goodwill	4,835	4,835
Intangible assets, net	9,722	11,990
Operating lease right-of-use assets	102,299	99,427
Customer receivable - long term	39,052	41,030
Other assets	107,228	107,148
Total assets	$1,707,006	$1,727,103
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$14,851	$8,226
Current portion of customer receivable credit facility	8,221	8,031
Accounts payable and accrued liabilities	169,064	178,172
Dividends payable	4,196	3,627
Accrued taxes	11,080	8,234
Current portion of lease liabilities	15,231	16,188
Advance payments and deposits	46,381	44,836
Total current liabilities	269,024	267,314
Deferred income taxes	566	4,882
Lease liabilities, excluding current portion	78,784	77,469
Deferred revenue, long-term	50,752	55,116
Other liabilities	60,845	65,235
Customer receivable credit facility, net of current portion	32,000	36,203
Long-term debt, excluding current portion	568,548	549,130
Total liabilities	1,060,519	1,055,349
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	68,669	65,704
Common redeemable noncontrolling interests	10,046	10,599
Total redeemable noncontrolling interests	78,715	76,303
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 18,061,239 and 17,879,110 shares issued, respectively, 15,257,391 and 15,114,216 shares outstanding, respectively	181	179
Treasury stock, at cost; 2,803,848 and 2,764,894 shares, respectively	(103,183)	(102,413)
Additional paid-in capital	216,856	212,759
Retained earnings	333,231	368,191
Accumulated other comprehensive income	11,634	10,777
Total ATN International, Inc. stockholders’ equity	458,719	489,493
Noncontrolling interests	109,053	105,958
Total equity	567,772	595,451
Total liabilities, redeemable noncontrolling interests and equity	$1,707,006	$1,727,103

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
REVENUE:
Communication services	$174,874	$177,365	$348,905	$358,633
Construction	2,216	820	3,262	2,406
Other	4,210	5,096	8,427	9,037
Total revenue	181,300	183,281	360,594	370,076
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	77,165	76,137	155,389	156,527
Cost of construction revenue	2,183	813	3,684	2,382
Selling, general and administrative	56,160	57,661	111,390	118,979
Stock-based compensation	2,685	2,781	4,590	4,690
Transaction-related charges	193	—	1,628	19
Restructuring and reorganization expenses	4,907	—	6,737	1,190
Depreciation and amortization	33,863	35,558	68,390	69,897
Amortization of intangibles from acquisitions	1,226	1,945	2,452	3,924
(Gain) loss on disposition of assets and transfers	2,685	(15,930)	3,434	(16,422)
Total operating expenses	181,067	158,965	357,694	341,186
Income from operations	233	24,316	2,900	28,890
OTHER INCOME (EXPENSE)
Interest income	132	140	404	586
Interest expense	(12,810)	(12,337)	(24,760)	(23,857)
Other expense	(591)	(578)	(3,158)	(406)
Other expense	(13,269)	(12,775)	(27,514)	(23,677)
INCOME (LOSS) BEFORE INCOME TAXES	(13,036)	11,541	(24,614)	5,213
Income tax expense (benefit)	(3,776)	204	(3,967)	1,822
NET INCOME (LOSS)	(9,260)	11,337	(20,647)	3,391
Net loss attributable to noncontrolling interests, net of tax (benefit) expense of $(0.2) million, ($0.4) million, $(0.4) million and $(0.1) million respectively	2,234	(2,334)	4,693	(701)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(7,026)	$9,003	$(15,954)	$2,690
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(0.56)	$0.50	$(1.25)	$—
Diluted	$(0.56)	$0.50	$(1.25)	$—
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,223	15,254	15,177	15,346
Diluted	15,223	15,255	15,177	15,346
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.275	$0.24	$0.515	$0.48

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

(In Thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(9,260)	$11,337	$(20,647)	$3,391
Other comprehensive income (loss):
Unrealized gain on derivatives, net of tax expense of $0, $(0.1) million, $0 and $(0.6) million	426	290	857	1,722
Other comprehensive income, net of tax	426	290	857	1,722
Comprehensive income (loss)	(8,834)	11,627	(19,790)	5,113
Less: Comprehensive (income) loss attributable to noncontrolling interests	2,234	(2,334)	4,693	(701)
Comprehensive loss attributable to ATN International, Inc.	$(6,600)	$9,293	$(15,097)	$4,412

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, March 31, 2025	$180	$(103,143)	$214,362	$350,728	$11,208	$473,335	$107,385	$580,720
Issuance of 43,476 shares of common stock	1	—	(1)	—	—	—	—	—
Repurchase of 2,615 shares of common stock	—	(40)	—	—	—	(40)	—	(40)
Stock-based compensation	—	—	2,495	—	—	2,495	191	2,686
Dividends declared on common stock ($0.275 per common share)	—	—	—	(4,196)	—	(4,196)	(1,404)	(5,600)
Accrued dividend - redeemable preferred units	—	—	—	(1,507)	—	(1,507)	—	(1,507)
Deemed dividend - redeemable common units	—	—	—	(4,768)	—	(4,768)	5,115	347
Comprehensive income:
Net loss	—	—	—	(7,026)	—	(7,026)	(2,234)	(9,260)
Other comprehensive income	—	—	—	—	426	426	—	426
Total comprehensive income (loss)	—	—	—	(7,026)	426	(6,600)	(2,234)	(8,834)
Balance, June 30, 2025	$181	$(103,183)	$216,856	$333,231	$11,634	$458,719	$109,053	$567,772

Balance, March 31, 2024	$173	$(92,463)	$207,551	$405,031	$9,700	$529,992	$98,724	$628,716
Repurchase of 420,959 shares of common stock	—	(9,916)	—	—	—	(9,916)	—	(9,916)
Stock-based compensation	—	—	2,393	—	—	2,393	388	2,781
Dividends declared on common stock ($0.24 per common share)	—	—	—	(3,626)	—	(3,626)	(2,115)	(5,741)
Accrued dividend - redeemable preferred units	—	—	—	(1,376)	—	(1,376)	—	(1,376)
Deemed dividend - redeemable common units	—	—	—	11	—	11	2,663	2,674
Comprehensive income:
Net income	—	—	—	9,003	—	9,003	2,334	11,337
Other comprehensive income	—	—	—	—	290	290	—	290
Total comprehensive income	—	—	—	9,003	290	9,293	2,334	11,627
Balance June 30, 2024	$173	$(102,379)	$209,944	$409,043	$9,990	$526,771	$101,994	$628,765

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2024	$179	$(102,413)	$212,759	$368,191	$10,777	$489,493	$105,958	$595,451
Issuance of 181,489 shares of common stock	2	—	(2)	—	—	—	—	—
Repurchase of 38,314 shares of common stock	—	(770)	—	—	—	(770)	—	(770)
Stock-based compensation	—	—	4,106	—	—	4,106	484	4,590
Dividends declared on common stock ($0.515 per common share)	—	—	—	(7,848)	—	(7,848)	(1,404)	(9,252)
Repurchase of noncontrolling interests	—	—	(7)	—	—	(7)	(38)	(45)
Accrued dividend - redeemable preferred units	—	—	—	(2,965)	—	(2,965)	—	(2,965)
Deemed dividend - redeemable common units	—	—	—	(8,193)	—	(8,193)	8,746	553
Comprehensive income:
Net loss	—	—	—	(15,954)	—	(15,954)	(4,693)	(20,647)
Other comprehensive income	—	—	—	—	857	857	—	857
Total comprehensive income (loss)	—	—	—	(15,954)	857	(15,097)	(4,693)	(19,790)
Balance, June 30, 2025	$181	$(103,183)	$216,856	$333,231	$11,634	$458,719	$109,053	$567,772

Balance, December 31, 2023	$173	$(90,447)	$205,797	$417,282	$8,268	$541,073	$96,730	$637,803
Repurchase of 483,899 shares of common stock	—	(11,932)	—	—	—	(11,932)	—	(11,932)
Stock-based compensation	—	—	4,147	—	—	4,147	543	4,690
Dividends declared on common stock ($0.48 per common share)	—	—	—	(7,345)	—	(7,345)	(2,156)	(9,501)
Accrued dividend - redeemable preferred units	—	—	—	(2,727)	—	(2,727)	—	(2,727)
Deemed dividend - redeemable common units	—	—	—	(857)	—	(857)	6,176	5,319
Comprehensive income:
Net income	—	—	—	2,690	—	2,690	701	3,391
Other comprehensive income	—	—	—	—	1,722	1,722	—	1,722
Total comprehensive income	—	—	—	2,690	1,722	4,412	701	5,113
Balance, June 30, 2024	$173	$(102,379)	$209,944	$409,043	$9,990	$526,771	$101,994	$628,765

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(20,647)	$3,391
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	68,390	69,897
Amortization of intangibles from acquisitions	2,452	3,924
Provision for doubtful accounts	4,135	2,855
Amortization of debt issuance costs	1,435	1,249
(Gain) loss on disposition of assets and transfers	3,434	(16,422)
Stock-based compensation	4,590	4,690
Deferred income taxes	(5,432)	(2,550)
(Gain) loss on investments	(133)	(218)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable and government grant receivables	(10,148)	(8,751)
Customer receivable	1,780	1,418
Prepaid income taxes	—	23
Accrued taxes	1,666	250
Materials and supplies, prepayments, and other current assets	9,854	2,208
Accounts payable and accrued liabilities and advance payments and deposits	5,715	(1,110)
Other assets	(246)	727
Other liabilities	(7,002)	(3,171)
Net cash provided by operating activities	59,843	58,410
Cash flows from investing activities:
Capital expenditures	(42,016)	(61,830)
Government capital programs
Amounts disbursed	(45,906)	(46,198)
Amounts received	41,364	43,686
Purchase of intangible assets	—	(573)
Purchase of investments - employee benefit plan	(28)	(39)
Proceeds from investments - employee benefit plan	729	201
Proceeds from sale of assets	221	17,910
Net cash used in investing activities	(45,636)	(46,843)
Cash flows from financing activities:
Dividends paid on common stock	(7,279)	(7,421)
Distributions to noncontrolling interests	(1,404)	(2,116)
Payment of debt issuance costs	(280)	(974)
Finance lease payments	(974)	(915)
Term loan - repayments	(3,314)	(12,112)
Revolving credit facility – borrowings	41,000	75,000
Revolving credit facility – repayments	(13,000)	(40,002)
Proceeds from customer receivable credit facility	—	3,700
Repayment of customer receivable credit facility	(4,071)	(3,709)
Purchases of common stock – stock- based compensation	(770)	(1,932)
Purchases of common stock – share repurchase plan	—	(10,000)
Repurchases of noncontrolling interests	(44)	—
Net cash (used in) provided by financing activities	9,864	(481)
Net change in cash, cash equivalents, and restricted cash	24,071	11,086
Total cash, cash equivalents, and restricted cash, beginning of period	89,244	62,167
Total cash, cash equivalents, and restricted cash, end of period	$113,315	$73,253
Supplemental cash flow information:
Interest paid	$22,968	$22,589
Taxes paid	$2,162	$4,615
Dividends declared, not paid	$4,196	$3,626
Noncash operating activity:
Assets held for sale	$7,757	$—
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses
Amounts accrued for reimbursable capital expenditures from government capital programs	$18,279	$27,418
Amounts accrued for non-reimbursable capital expenditures	$8,936	$12,928

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

For further information about the Company’s financial segments see Note 12 to the Consolidated Financial Statements included in this Report.

As of June 30, 2025, the Company offered the following types of services to its customers:

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

Through June 30, 2025, the Company identified two operating segments to manage and review its operations, as well as to support investor presentations of its results. These two operating segments are as follows:

●	US Telecom. In the United States, the Company offers fixed, carrier, and managed services to business and consumer customers in Alaska and the western United States. In 2024, the Company ceased providing mobility services to retail customers in the western United States.

●	International Telecom. In its international markets, the Company offers fixed, carrier, mobility and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served during the three months ended June 30, 2025:

International Telecom			US Telecom
Services	Markets	Tradenames (1)	Services	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands	One Communications, Essextel	Carrier Services	United States	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, Brava	Managed Services	United States	Alaska Communications, Choice
(1)	In 2024, the Company completed a rebranding in Guyana and GTT is now known as “One Communications.” The Company refers to its business in Guyana as “OneGY” throughout this report. In April 2025, the Company completed a rebranding in the US Virgin Islands and Viya is now known as “One Communications.” The Company refers to its business in the U.S. Virgin Islands as “OneVI” throughout this report.”

In 2024, the Company undertook a rebranding of its retail services in its International Telecom segment to “One Communications” in Guyana and completed the brand implementation in the US Virgin Islands during the second quarter of 2025. The Company intends to utilize the GTT and Viya brands for legacy voice services in certain markets for a period of time.

For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 12 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Assets held for sale

The Company reclassified $7.8 million of telecommunication licenses, net, included within our US Telecom segment, to assets held for sale in its June 30, 2025 balance sheet. As of that date, the Company has entered into a sale agreement and received regulatory approval to complete the transaction, and the Company expects to complete the transfer of the licenses in stages during the second half of 2025 and recognize a pre-tax gain of approximately $6.0 million on the transaction.

Restructuring and reorganization expense

The Company engages in restructuring and reorganization activities from time to time. These activities are primarily reduction in force costs incurred to increase operational efficiency and improve the Company’s operating margins. The Company’s 2024 reorganization plan began in July 2024 and was completed in December 2024. As of June 30, 2025, the 2024 reorganization plan is complete and all amounts are expensed and paid. The Company’s 2025 reorganization plan began in January 2025. As of June 30, 2025, the Company recorded $6.7 million of costs under the 2025 reorganization plan and of that amount $3.0 million was accrued and payable. The Company expects the 2025 reorganization plan to end in the second half of 2025 and to incur approximately $2 million of additional costs under the plan. A summary of the restructuring and reorganization costs is below (in thousands).

	Three months ended June 30, 2025
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Employee costs	$1,337	$2,327	$544	$4,208
Consulting costs	—	—	552	552
Other	48	30	69	147
Total	$1,385	$2,357	$1,165	$4,907

	Six months ended June 30, 2025
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Employee costs	$2,843	$2,461	$544	$5,848
Consulting costs	—	—	742	742
Other	48	30	69	147
Total	$2,891	$2,491	$1,355	$6,737

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

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statements Expenses (DISE)” (ASU 2024-03), which requires that a public entity provide additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with retrospective application. The standard allows early adoption of these requirements, and the Company is currently evaluating the disclosure impacts of adoption.

3. REVENUE RECOGNITION AND RECEIVABLES

The Company records revenue in accordance with ASC 606 from contracts with customers and ASC 842 from lease agreements, as well as government grants. Lease revenue recognized under ASC 842 is disclosed in Note 4 and government support revenue is disclosed in Note 8.

Timing of Revenue Recognition

Revenue recognized consisted of the following for the periods presented below (in thousands):

	Three months ended June 30, 2025			Three months ended June 30, 2024
	International	US		International	US
	Telecom	Telecom	Total	Telecom	Telecom	Total
Services transferred over time	$90,196	$69,474	$159,670	$90,271	$71,829	$162,100
Goods and services transferred at a point in time	3,108	3,706	6,814	3,618	3,648	7,266
Total revenue accounted for under ASC 606	$93,304	$73,180	$166,484	$93,889	$75,477	$169,366
Operating lease income	221	1,827	2,048	75	2,036	2,111
Government support revenue (1)	1,370	11,398	12,768	1,393	10,411	11,804
Total revenue	$94,895	$86,405	$181,300	$95,357	$87,924	$183,281

	Six months ended June 30, 2025			Six months ended June 30, 2024
	International	US		International	US
	Telecom	Telecom	Total	Telecom	Telecom	Total
Services transferred over time	$179,712	$138,179	$317,891	$178,831	$149,872	$328,703
Goods and services transferred at a point in time	6,620	6,612	13,232	6,652	6,919	13,571
Total revenue accounted for under ASC 606	$186,332	$144,791	$331,123	$185,483	$156,791	$342,274
Operating lease income	376	3,655	4,031	147	4,070	4,217
Government support revenue (1)	2,682	22,758	25,440	2,786	20,799	23,585
Total revenue	$189,390	$171,204	$360,594	$188,416	$181,660	$370,076

(1)	Revenue recognized from CAF II, USF and RDOF programs. Refer to Note 8.

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

Contract assets and liabilities consisted of the following (amounts in thousands):

	June 30, 2025	December 31, 2024	$ Change	% Change
Contract asset – current	$3,526	$3,920	$(394)	(10.1)%
Contract asset – noncurrent	4,701	5,368	(667)	(12.4)%
Contract liability – current	(30,917)	(28,932)	(1,985)	6.9%
Contract liability – noncurrent	(51,393)	(55,116)	3,723	(6.8)%
Net contract liability	$(74,083)	$(74,760)	$677	(0.9)%

The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and recognition of deferred revenue. During the six months ended June 30, 2025, the Company recognized revenue of $22.8 million related to its December 31, 2024 contract liability and amortized $2.1 million of the December 31, 2024 contract asset to revenue. During the six months ended June 30, 2024, the Company recognized revenue of $22.2 million related to its December 31, 2023 contract liability and amortized $2.5 million of the December 31, 2023 contract asset to revenue.

Contract Acquisition Costs

The June 30, 2025 and December 31, 2024 balance sheets include contract acquisition costs of $11.3 million and $10.7 million, respectively, in other assets. During the three and six months ended June 30, 2025, the Company amortized $1.7 million and $3.5 million, respectively, of contract acquisition costs. During the three and six months ended June 30, 2024, the Company amortized $1.7 million and $3.3 million, respectively, of contract acquisition costs.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear Mobility and Fixed communication services contracts, Managed Services contracts, and the Company’s Carrier Services construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $580 million at June 30, 2025. The Company expects to satisfy approximately 44% of the remaining performance obligations and recognize the transaction price within 24 months and approximately $60 million annually from 2027 through 2032. The Company omits performance obligations with a duration of one year or less and variable consideration under the right to invoice or wholly unsatisfied performance obligation practical expedients from this disclosure.

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

The Company had gross accounts receivables of $104.0 million and $98.8 million as of June 30, 2025 and December 31, 2024, respectively. The Company also recorded allowances for credit losses against these receivables of $14.1 million and $15.1 million as of June 30, 2025 and December 31, 2024, respectively.

In addition, the Company has also recorded a receivable under the FirstNet Agreement totaling $47.2 million as of June 30, 2025 of which $8.2 million was current and $39.0 million was long-term and had a receivable under that same agreement of $49.0 million as of December 31, 2024, of which $8.0 million was current and $41.0 million was long-term. As of June 30, 2025, the Company has recorded $41.3 million of receivables under certain government support agreements which include $32.7 million under the Replace and Remove Program and $8.6 million related to the Company’s participation in other government support programs. As of December 31, 2024, the Company had recorded $50.5 million of receivables under certain government support agreements which included $37.7 million under the Replace and Remove Program and $12.8 million under the Company’s participation in other government support programs (refer to Note 8).

The Company monitors receivables through the use of historical operating data adjusted for the expectation of future performance as appropriate. Activity in the allowance for credit losses is below (in thousands):

	Six months ended
	June 30, 2025	June 30, 2024

Balance at beginning of period	$15,132	$16,362
Current period provision for expected losses	4,135	2,855
Write-offs charged against the allowance	(5,326)	(2,918)
Recoveries collected	147	133
Balance at end of period	$14,088	$16,432

4. LEASES

Lessee Disclosure

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between three and 10 years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease cost:
Operating lease cost	$6,074	$5,626	$11,981	$11,105
Short-term lease cost	1,302	757	2,633	1,448
Variable lease cost	1,819	1,695	3,774	3,124
Total operating lease cost	$9,195	$8,078	$18,388	$15,677

Finance lease cost:
Amortization of right-of-use asset	$1,901	$976	$3,780	$1,588
Variable costs	134	169	422	368
Interest costs	85	100	174	200
Total finance lease cost	$2,120	$1,245	$4,376	$2,156

During the six months ended June 30, 2025 and 2024, the Company paid $13.2 million and $9.5 million, respectively, for operating lease liabilities. During the six months ended June 30, 2025 and 2024, the Company recorded $13.1 million and $5.7 million, respectively, of operating lease liabilities arising from right of use assets.

At June 30, 2025, finance leases with a net book value of $26.2 million were included in fixed assets, net. During the six months ended June 30, 2025, the Company paid $1.0 million of financing cash flows and $0.2 million of operating cash flows for finance lease liabilities. During the six months ended June 30, 2024, the Company paid $0.9 million of financing cash flows and $0.2 million of operating cash flows for finance lease liabilities. At June 30, 2025, finance leases had a lease liability of $4.4 million, of which $0.9 million was current.

At December 31, 2024, finance leases with a net book value of $29.6 million were included in fixed assets, net.

The weighted average remaining lease terms and discount rates as of June 30, 2025 and December 31, 2024 are noted in the table below:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term
Operating leases	12.0 years	12.6 years
Financing leases	5.8 years	11.5 years

Weighted-average discount rate
Operating leases	7.0%	6.8%
Financing leases	8.5%	7.4%

Maturities of lease liabilities as of June 30, 2025 were as follows (in thousands):

	Operating Leases	Financing Leases
2025 (excluding the six months ended June 30, 2025)	$10,736	$686
2026	18,318	1,043
2027	15,207	1,006
2028	11,836	737
2029	8,833	537
Thereafter	80,756	1,658
Total lease payments	145,686	5,667
Less imputed interest	(56,032)	(1,307)
Total	$89,654	$4,360

Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

	Operating Leases	Financing Leases
2025	$20,764	$1,649
2026	15,881	847
2027	12,949	825
2028	9,901	632
2029	7,134	516
Thereafter	79,843	1,630
Total lease payments	146,472	6,099
Less imputed interest	(57,512)	(1,402)
Total	$88,960	$4,697

As of June 30, 2025, the Company did not have any material operating or finance leases that have not yet commenced.

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its wireless cell sites and buildings. For the six months ended June 30, 2025 and 2024, the Company recorded $4.0 million and $4.2 million, respectively, of lease income from agreements in which the Company is the lessor. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated (in thousands):

2025 (excluding the six months ended June 30, 2025)	$4,541
2026	7,904
2027	6,579
2028	5,885
2029	5,206
Thereafter	5,036
Total future lease payments	$35,151

5. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The most significant estimates relate to revenue recognition, goodwill and long-lived intangible assets, income taxes, and contingencies. Actual results could differ significantly from those estimates.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	June 30, 2025
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$395	$—	$—	$395
Employee benefit plan investments	2,199	—	—	2,199
Interest rate swap	—	98	—	98
Warrants on Alaska Communications redeemable common units	—	—	—	—
Total assets and liabilities measured at fair value	$2,594	$98	$—	$2,692

	December 31, 2024
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$300	$—	$—	$300
Employee benefit plan investments	2,768	—	—	2,768
Interest rate swap	—	(723)	—	(723)
Warrants on Alaska Communications redeemable common units	—	—	(249)	(249)
Total assets and liabilities measured at fair value	$3,068	$(723)	$(249)	$2,096

Other Investments

The Company holds investments in equity securities consisting of noncontrolling investments in privately held companies. Historically, the investments are accounted for using the measurement alternative for investments without a readily determinable fair value, or fair value. The fair value investments are valued using Level 3 inputs and the Company used the income approach to fair value the investment. The inputs consisted of a discount rate and future cash flows calculated based on the investment attributes. As of June 30, 2025, the Company’s investments are all accounted for under the measurement alternative for investments without a readily determinable value. A roll forward of the investments is below (in thousands):

	Investments without a readily determinable fair value	Fair value investments	Total
Balance, December 31, 2024 and June 30, 2025	$41,956	$—	$41,956

Balance, December 31, 2023	$41,710	$1,197	$42,907
Income recognized	—	64	64
Distributions	—	(330)	(330)
Balance, June 30, 2024	$41,710	$931	$42,641

These investments are included with other assets on the consolidated balance sheets.

Redeemable Common Units and Warrants

The Company has issued redeemable common units, and warrants to purchase additional common units, in consolidated subsidiaries of the Company. The instruments are redeemable at the option of the holder. The common units are recorded at the higher or historical cost or fair value and the warrants to purchase common units are recorded at fair value in the Company’s financial statements. The common units are recorded in redeemable noncontrolling interest and the warrants are recorded in other liabilities on the Company’s balance sheets. The put options for the Alloy redeemable common units begin in November 2026. The put options for the Alaska Communications redeemable common units begin the earlier of a public offering or July 2028. The fair value of the Alaska Commun Units was zero at both June 30, 2025 and December 31, 2024. The fair value of the warrants to purchase Alaska common units was zero and $(0.2) million at June 30, 2025 and December 31, 2024, respectively. The Alloy common units were carried at historical cost at of $10.0 million and $10.6 million at June 30, 2025 and December 31, 2024, respectively, which exceeded its fair value. The Company calculates the fair value of the instruments using a combination of market and discounted cash flows approaches with Level 3 inputs.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of long-term debt is estimated using Level 2 inputs. At June 30, 2025, the fair value of long-term debt, including the current portion, was $590.4 million and its book value was $583.4 million. At December 31, 2024, the fair value of long-term debt, including the current portion, was $564.4 million and its book value was $557.4 million.

The fair value of the customer receivable credit facility is estimated using Level 2 inputs. At June 30, 2025, the fair value of the customer receivable credit facility, including the current portion, was $39.9 million and its book value was $40.2 million. At December 31, 2024, the fair value of the customer receivable credit facility, including the current portion, was $42.7 million and its book value was $44.2 million.

7. LONG-TERM DEBT

2023 CoBank Credit Facility

On July 13, 2023, the Company, along with certain of its subsidiaries as guarantors, entered into a Credit Agreement with CoBank, ACB and a syndicate of other lenders (as may be amended from time to time, the “2023 CoBank Credit Facility”). On July 10, 2024, the Company amended the 2023 CoBank Credit Facility to add certain subsidiaries as guarantors and to provide further flexibility in order to accept certain grant and government program obligations.

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

The Company capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility which are being amortized over the life of the debt and $2.9 million were unamortized as of June 30, 2025.

The Company had $124.3 million outstanding under the 2023 CoBank Term Loan as of June 30, 2025. Under the 2023 CoBank Revolving Loan, the Company had $76.6 million outstanding and $93.4 million of availability as of June 30, 2025. The Company was in compliance with all financial covenants as of June 30, 2025.

In October 2023, the Company entered into a two year, forward starting 1-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, has a fixed SOFR rate of 4.896% and matures on November 13, 2025. The swap agreement had a fair value of $0.1 million and $(0.3) million as of June 30, 2025 and December 31, 2024, respectively.

Letter of Credit Facility

On November 14, 2022, the Company entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of the Company and its subsidiaries. As of June 30, 2025, $34.8 million of Standby Letters of Credit had been issued under this agreement.

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

The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the 2022 Alaska Credit Facility, as defined below, in the amount of approximately $279 million plus accrued and unpaid interest, (b) to pay fees and expenses associated with the completion of this transaction, and (c) for general corporate purposes. As of June 30, 2025, $300.0 million was outstanding under the 2024 Alaska Term Facility.

 Proceeds from the 2024 Alaska Revolving Facility are to be used, subject to certain limitations, (a) to issue letters of credit to replace or backstop existing letters of credit of Alaska Communications and its direct and indirect subsidiaries, and (b) for working capital purposes, capital expenditures and other general corporate purposes. As of June 30, 2025, $5.0 million was outstanding under the 2024 Alaska Revolving Facility and $1.0 million of letters of credit were issued. As a result, $84.0 million was available under the 2024 Alaska Revolving Facility as of June 30, 2025.

 The 2024 Alaska Credit Facility also provides for incremental term loans (“Incremental Term Loans”) up to an aggregate principal amount of the greater of $91 million and Alaska Communications’ trailing consolidated twelve-month EBITDA (as defined in the 2024 Alaska Credit Agreement), subject to the Borrower meeting certain conditions.

In connection with the 2024 Alaska Credit Facility, the Company incurred $6.9 million of fees and rolled over $2.1 million of fees for the 2022 Alaska Credit Facility to be amortized over the life of the debt. As of June 30, 2025, the Company had $7.5 million of unamortized fees, which are being amortized over the life of the debt, associated with the 2024 Alaska Credit Facility.

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

Alaska Term Facility

On June 15, 2022, Holdings entered into a secured lending arrangement with Bristol Bay Industrial, LLC (the “Alaska Term Facility”).

The Alaska Term Facility provided for a secured delayed draw term loan in an aggregate principal amount of up to $7.5 million and the proceeds were used to pay certain invoices from a contractor for work performed in connection with a fiber build. Interest on the Alaska Term Facility accrued at a fixed rate of 4.0% and scheduled quarterly payments of principal commenced on March 31, 2023. The Alaska Term Facility was repaid in full during the six months ended June 30, 2024.

Alaska Interest Rate Swap Agreements

In November 2023, Alaska Communications entered into two forward starting 1-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200.0 million, with fixed SOFR rates of 4.8695% and 4.8980% and both agreements mature on June 30, 2025. The swap agreement had a fair value of $(0.5) million as of December 31, 2024, and matured on June 30, 2025.

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

As of June 30, 2025, Commnet Wireless had $40.5 million outstanding, of which $8.2 million was classified as being current and $32.3 million as long-term on the Company’s balance sheet, and $9.2 million of availability under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.3 million were unamortized as of June 30, 2025.

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

IDB Credit Facilities

On May 8, 2025, OneGY entered into a Credit Agreement (the “2025 IDB Credit Facilities”) with Inter-American Investment Corporation (“IDB Invest”) to provide a Revolving Credit Commitment of $10.0 million (the “2025 IDB Revolving Facility”) and Term Loan Commitment of up to $30.0 million (the “2025 IDB Term Loan”). The debt is secured by certain assets of OneGY and is not guaranteed by the Company.

Each disbursement under the 2025 IDB Revolving Facility requires an established repayment date. Amounts may be prepaid with prior notice to IDB Invest.

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

Amounts borrowed under the 2025 IDB Credit Facilities bear interest at a rate equal to the applicable secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR) plus an applicable margin of 2.4% for the Revolving Facility and 3.0% for the Term Loans. In the case of the IDB Term Loan, there is a prepayment fee equal to 1% until the first anniversary from the effective date, 0.5% until the second anniversary from the effective date, and 0.0% thereafter.

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

As of June 30, 2025, OneGY had $5.0 million outstanding under the 2025 IDB Revolving Facility. There were no outstanding borrowings under the 2025 IDB Term loan as of that date.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent of the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2024. Sacred Wind submitted a corrective action plan to comply with the financial covenant by December 31, 2028. The corrective action plan was accepted by the RUS and, as of June 30, 2025, the Company was in compliance with that corrective action plan.

As of June 30, 2025, $23.2 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.4 million was current and $19.8 million was long term.

The mortgage notes carry fixed interest rates ranging from 0.88% to 5.0%.

OneVI Debt

The Company, and certain of its subsidiaries, have entered into a $60.0 million loan agreement (the “OneVI Debt”) with National Cooperative Services Corporation (“NCSC”). The OneVI Debt agreement contains customary representations, warranties, and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow of 3.5 to 1.0 (the “Net Leverage Ratio”). This covenant is tested on an annual basis at the end of each fiscal year. Interest is paid quarterly at a fixed rate of 4.0% per annum and principal repayment is not required until maturity on July 1, 2026. Prepayment of the OneVI Debt may be subject to a fee under certain circumstances. The debt is secured by certain assets of the OneVI subsidiaries and is guaranteed by the Company.

The Company paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the OneVI Debt. The fee was recorded as a reduction to the OneVI Debt carrying amount and is being amortized over the life of the loan.

As of June 30, 2025, $60.0 million of the OneVI Debt remained outstanding.

On May 5, 2022, the Net Leverage Ratio was amended to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually, and the Company was in compliance with the Net Leverage Ratio as of December 31, 2024.

On July 17, 2025, NCSC issued a commitment letter to amend and extend the maturity date of the loan to July 1, 2035. The interest rate will be reset on the original loan maturity date of July 1, 2026. On July 1, 2026, the loan will be subject to a quarterly repayment schedule. The covenants tested on an annual basis will change as of December 31, 2026.

Debt Maturity

The table below summarizes the annual maturities of the Company’s debt instruments (amounts in thousands).

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other	Debt	Credit Facility
July 1, 2025 through December 31, 2025	$1,778	$5,000	$3,250	$10,028	$3,960
Year ending December 31, 2026	5,469	60,000	8,125	73,594	8,409
Year ending December 31, 2027	13,098	—	9,750	22,848	8,807
Year ending December 31, 2028	18,858	—	86,370	105,228	9,229
Year ending December 31, 2029	282,749	—	93,438	376,187	6,041
Thereafter	6,239	—	—	6,239	4,085
Total	328,191	65,000	200,933	594,124	40,531
Debt Discounts	(7,719)	(100)	(2,906)	(10,725)	(309)
Book Value as of June 30, 2025	$320,472	$64,900	$198,027	$583,399	$40,222

8. GOVERNMENT SUPPORT AND SPECTRUM MATTERS

Universal Service Fund and Other Domestic Funding Programs

The Company recognizes revenue from several government funded programs including but not limited to, as follows:

●	The Company receives federal USF support under the Alaska Connect Fund (“ACF”). Beginning January 1, 2025, the Company began receiving $25.6 million per year and expects such annual funding to continue until December 31, 2028. Beginning in 2029 and continuing through 2034, the amount of ACF support will be determined by FCC staff taking into consideration broadband deployment funded through the Broadband Equity Access and Deployment Program. The ACF replaced the $19.7 million per year that the Company had previously received in Connect America Fund II support in Alaska;
●	As part of the Enhanced Alternative Connect America Model funding available to the Company’s operations in the southwest, we are estimated to receive approximately $105 million over the next 14 years, through 2038, with approximately $9 million annually through 2030 before a gradual step down to $6 million annually in 2038;
●	The Company receives $8.0 million per year in Connect America Fund II support in the rural southwest until July 2028;
●	The Company receives $5.5 million annually in the US Virgin Islands through December 31, 2025, subject to the requirement to enhance network resiliency and operations in those markets;
●	The Company was awarded $2.3 million annually in the western United States through December 31, 2031, as part of the Rural Digital Opportunity Fund Phase I (“RDOF”) auction. In exchange for this support, we committed to deploy voice and broadband service to covered areas within six years and to provide service in those areas for ten years. As of June 2025, the Company transferred $1.3 million of the annual awards to other providers and returned $0.7 million of the annual awards to the FCC; and
●	The Company receives state USF support in Alaska of approximately $2.5 million annually.

As of June 30, 2025, the Company was in compliance in all material respects with its requirements associated with such funding.

Additionally, in 2024, the Company recognized revenue from the FCC’s Affordable Connectivity Program (“ACP”) and the Emergency Connectivity Fund (“ECF”) that expired in the second quarter of 2024. During the three months ended June 30, 2025 the Company recorded a loss of $1.9 million related to the transfer of RDOF awards. This loss is recorded in Loss on disposition of assets and transfers in the Company’s income statement. The Company has a liability of $5.1 million accrued related to transferring its RDOF awards as of June 30, 2025. The Company expects to complete the transfers in the second half of 2025.

Revenue recognized from the USF High Cost Program, including the CAF II, ACF, E-ACAM, and RDOF programs, is recognized as revenue from government grants.  Revenue from other programs is recognized in accordance with ASC 606.

The Company recorded the amounts below as communication services revenue for the reported periods (in thousands):

	Three months ended			Three months ended
	June 30, 2025			June 30, 2024

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$3,101	$1,370	$4,471	$3,483	$1,393	$4,876
CAF II (including ACF)	8,227	—	8,227	6,784	—	6,784
RDOF	69	—	69	145	—	145
ECF	—	—	—	498	—	498
RHC	4,353	—	4,353	3,682	—	3,682
Other	1,567	4	1,571	1,707	155	1,862
Total	$17,317	$1,374	$18,691	$16,299	$1,548	$17,847

	Six months ended			Six months ended
	June 30, 2025			June 30, 2024

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$6,216	$2,683	$8,899	$6,937	$2,786	$9,723
CAF II (including ACF)	16,397	—	16,397	13,571	—	13,571
RDOF	144	—	144	290	—	290
ECF	—	—	—	7,312	—	7,312
RHC	8,715	—	8,715	7,119	—	7,119
Other	3,204	8	3,212	8,407	470	8,877
Total	$34,676	$2,691	$37,367	$43,636	$3,256	$46,892

Construction Grants

The Company has also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse the Company for its construction costs, is generally distributed upon completion of a project. Completion deadlines begin in 2025 and once these projects are constructed, the Company is obligated to provide service to the participants. In June of 2025, the National Telecommunications and Information Administration (“NTIA”) rescinded previously awarded Broadband Equity, Access and Deployment Program grants.  The Company was awarded $51 million of grants under this program which are presented below in Transferred and rescinded grants. The Company expects to meet all requirements associated with these grants.  A roll forward of the Company’s grant awards is below (in thousands).

Amount
Grants awarded, December 31, 2024	$150,189
New grants	15,781
Construction complete	(9,652)
Transferred and rescinded grants	(52,487)
Grants awarded, June 30, 2025	$103,831

In addition, the Company partners with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program ("TBCP") and the Rural Development Broadband ReConnect Program (“ReConnect”). These programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas. The Company was identified as a sub recipient of grants under these programs totaling $239 million as of June 30, 2025. Under these grants the Company expects to enter into agreements to construct and operate the networks for the grant recipient. Once construction is complete the Company will hold a long-term lease to operate the network. The operating agreement will require the Company to meet certain minimum service requirements. Through June 30, 2025, the Company has received $23.5 million of funding under these programs and spent $25.4 million on construction obligations. These amounts are recorded as operating cash flows in the Company’s statement of cash flows.

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

A summary of the amounts spent and reimbursed under the Replace and Remove Program is below (in thousands):

	Capital	Operating	Total

Total spend, December 31, 2024	$140,949	$27,446	$168,395
Amounts spent	26,878	5,211	32,089
Total spend, June 30, 2025	$167,827	$32,657	$200,484

Total reimbursements, December 31, 2024	$(103,540)	$(27,181)	$(130,721)
Reimbursements received	(31,940)	(5,086)	(37,026)
Total reimbursements, June 30, 2025	$(135,480)	$(32,267)	$(167,747)

Amount pending reimbursement	$32,347	$390	$32,737

	Capital	Operating	Total

Total spend, December 31, 2023	$49,262	$15,126	$64,388
Amounts spent	38,126	9,528	47,654
Total spend, June 30, 2024	$87,388	$24,654	$112,042

Total reimbursements, December 31, 2023	$(12,773)	$(4,354)	$(17,127)
Reimbursements received	(41,421)	(10,721)	(52,142)
Total reimbursements, June 30, 2024	$(54,194)	$(15,075)	$(69,269)

Amount pending reimbursement	$33,194	$9,579	$42,773

At June 30, 2025, $17.0 million of the capital expenditures spent under the Replace and Remove Program were accrued and unpaid. The Company expects to be reimbursed, within the next twelve months, for all amounts spent to date. Amounts identified as capital are recorded as investing cash flows and amounts identified as operating are recorded as operating cash flows in the Company’s statement of cash flows.

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

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended				Six months ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$20	$19	$22	$16	$40	$38	$45	$33
Non-operating expense
Interest cost	795	49	824	45	1,591	98	1,649	90
Expected return on plan assets	(749)	—	(729)	—	(1,500)	—	(1,459)	—
Amortization of unrecognized actuarial gain	(44)	(14)	(11)	(28)	(87)	(27)	(21)	(56)
Net periodic pension expense (benefit)	$22	$54	$106	$33	$44	$109	$214	$67

The Company was not required to make contributions to its pension plans during the six months ended June 30, 2025 and 2024. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions to its pension plans during the six months ended June 30, 2025 and 2024.

10.  INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2025 and 2024 was 29.0% and 1.8% respectively.

The Company recorded an income tax benefit of $3.8 million in relation to a pretax loss of $13.0 million for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2025 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete items including a $4.9 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, a $0.6 million expense for interest on prior years uncertain tax positions, and a $1.0 million benefit from the release of a capital loss carryover valuation allowance based on the Company’s conclusion that it was more likely than not that this deferred tax asset would be realized in the future.

The Company recorded an income tax expense of $0.2 million in relation to a pretax loss of $11.5 million for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2024 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $2.4 million expense associated with the gain on sale of land in a foreign jurisdiction, a $3.7 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration and a $0.8 million expense for interest on unrecognized tax positions.

The Company’s effective tax rate for the six months ended June 30, 2025 and 2024 was 16.1% and 35.0%, respectively.

The Company recorded an income tax benefit of $4.0 million in relation to a pretax loss of $24.6 million for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2025 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete items including a $4.9 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, a $1.2 million expense for interest on prior years uncertain tax positions, a $0.5 million expense associated with stock option shortfalls, and a $1.0 million benefit from the release of a capital loss carryover valuation allowance based on the Company’s conclusion that it was more likely than not that this deferred tax asset would be realized in the future.

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

11. EARNINGS PER SHARE AND REDEEMABLE NONCONTROLLING INTERESTS

Earnings Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to ATN International, Inc. stockholders- Basic	(7,026)	9,003	(15,954)	2,690
Less: Preferred dividends	(1,507)	(1,376)	(2,965)	(2,727)
Net loss attributable to ATN International, Inc. common stockholders- Diluted	$(8,533)	$7,627	$(18,919)	$(37)

Denominator:
Weighted-average shares outstanding- Basic	15,223	15,254	15,177	15,346
Weighted-average shares outstanding- Diluted	15,223	15,255	15,177	15,346

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

For the three months ended June 30, 2025 and 2024, the Company allocated losses of $5.1 million and $2.7 million, respectively, to the redeemable common units representing their proportionate share of operating losses. For the six months ended June 30, 2025 and 2024, the Company allocated $8.7 million and $6.2 million, respectively, to the redeemable common units representing their proportionate share of operating losses. The fair value of the Alaska common units was zero at both June 30, 2025 and December 31, 2024. The Alloy common units were carried at historical cost of $10.0 million and $10.6 million at June 30, 2025 and December 31, 2024, respectively, which exceeded its fair value.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for the six months ended June 30, 2025 and 2024 (in thousands):

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2024	$65,704	$10,599	$76,303
Accrued preferred dividend	2,965	—	2,965
Allocated net loss	—	(8,746)	(8,746)
Change in fair value	—	8,193	8,193
Balance, June 30, 2025	$68,669	$10,046	$78,715

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2023	$60,094	$25,823	$85,917
Accrued preferred dividend	2,727	—	2,727
Allocated net loss	—	(6,176)	(6,176)
Change in fair value	—	857	857
Balance, June 30, 2024	$62,821	$20,504	$83,325

12. SEGMENT REPORTING

Through June 30, 2025, the Company has the following two reportable and operating segments: (i) International Telecom and (ii) US Telecom.

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

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended June 30, 2025

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$4,857	$8	$—	$4,865
Mobility - Consumer	21,466	—	—	21,466
Total Mobility	26,323	8	—	26,331
Fixed - Business	18,416	28,854	—	47,270
Fixed - Consumer	43,333	22,505	—	65,838
Total Fixed	61,749	51,359	—	113,108
Carrier Services	3,423	29,806	—	33,229
Other	2,088	118	—	2,206
Total Communication Services Revenue	93,583	81,291	—	174,874
Construction	—	2,216	—	2,216
Other
Managed Services	1,311	2,899	—	4,210
Total other revenue	1,311	2,899	—	4,210
Total Revenue	94,894	86,406	—	181,300

Operating Expenses
Cost of communication services and other	33,755	43,410	—	77,165
Cost of construction revenue	—	2,183	—	2,183
Selling, general and administrative	27,865	22,551	5,744	56,160
Stock-based compensation	141	50	2,494	2,685
Transaction-related charges	—	—	193	193
Restructuring and reorganization expenses	1,385	2,357	1,165	4,907
Depreciation and amortization	15,154	17,850	859	33,863
Amortization of intangibles from acquisitions	251	975	—	1,226
Loss on disposition of assets and transfers	122	2,563	—	2,685
Total Operating Expenses	78,673	91,939	10,455	181,067
Income (loss) from operations	16,221	(5,533)	(10,455)	233
Other income (expenses)
Interest income				132
Interest expense				(12,810)
Other expense				(591)
Other expense				(13,269)
Loss before income taxes				(13,036)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(2,307)	4,541	—	2,234

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

For the Three Months Ended June 30, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$4,932	$68	$—	$5,000
Mobility - Consumer	21,879	701	—	22,580
Total Mobility	26,811	769	—	27,580
Fixed - Business	18,715	30,817	—	49,532
Fixed - Consumer	43,500	21,674	—	65,174
Total Fixed	62,215	52,491	—	114,706
Carrier Services	3,636	30,056	—	33,692
Other	1,045	342	—	1,387
Total Communication Services Revenue	93,707	83,658	—	177,365
Construction	—	820	—	820
Other
Managed Services	1,650	3,446	—	5,096
Total Other Revenue	1,650	3,446	—	5,096
Total Revenue	95,357	87,924	—	183,281

Operating Expenses
Cost of communication services and other	33,812	42,325	—	76,137
Cost of construction revenue	—	813	—	813
Selling, general and administrative	28,260	22,867	6,534	57,661
Stock-based compensation	193	196	2,392	2,781
Depreciation and amortization	16,277	19,234	47	35,558
Amortization of intangibles from acquisitions	252	1,693	—	1,945
Gain on disposition of assets and transfers	(15,842)	(88)	—	(15,930)
Total Operating Expenses	62,952	87,040	8,973	158,965
Income (loss) from operations	32,405	884	(8,973)	24,316
Other income (expenses)
Interest income				140
Interest expense				(12,337)
Other expense				(578)
Other expense				(12,775)
Income before income taxes				11,541

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated

Net (income) loss attributable to non-controlling interests	(5,137)	2,803	—	(2,334)

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

For the Six Months Ended June 30, 2025

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$9,706	$46	$—	$9,752
Mobility - Consumer	42,657	—	—	42,657
Total Mobility	52,363	46	—	52,409
Fixed - Business	36,909	58,099	—	95,008
Fixed - Consumer	86,206	44,920	—	131,126
Total Fixed	123,115	103,019	—	226,134
Carrier Services	7,326	59,033	—	66,359
Other	3,829	174	—	4,003
Total Communication Services Revenue	186,633	162,272	—	348,905
Construction	—	3,262	—	3,262
Other
Managed Services	2,757	5,670	—	8,427
Total Other Revenue	2,757	5,670	—	8,427
Total Revenue	189,390	171,204	—	360,594

Operating Expenses
Cost of communication services and other	68,717	86,672	—	155,389
Cost of construction revenue	—	3,684	—	3,684
Selling, general and administrative	55,008	45,074	11,308	111,390
Stock-based compensation	357	127	4,106	4,590
Transaction-related charges	—	—	1,628	1,628
Restructuring and reorganization expenses	2,891	2,491	1,355	6,737
Depreciation and amortization	30,531	36,134	1,725	68,390
Amortization of intangibles from acquisitions	503	1,949	—	2,452
Loss on disposition of assets and transfers	413	3,021	—	3,434
Total Operating Expenses	158,420	179,152	20,122	357,694
Income (loss) from operations	30,970	(7,948)	(20,122)	2,900
Other income (expenses)
Interest income				404
Interest expense				(24,760)
Other expense				(3,158)
Other expense				(27,514)
Loss before income taxes				(24,614)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(3,781)	8,474	—	4,693

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

For the Six Months Ended June 30, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$9,740	$141	$—	$9,881
Mobility - Consumer	43,108	1,465	—	44,573
Total Mobility	52,848	1,606	—	54,454
Fixed - Business	37,247	65,783	—	103,030
Fixed - Consumer	86,289	44,593	—	130,882
Total Fixed	123,536	110,376	—	233,912
Carrier Services	7,209	60,109	—	67,318
Other	1,863	1,086	—	2,949
Total Communication Services Revenue	185,456	173,177	—	358,633
Construction	—	2,406	—	2,406
Other
Managed Services	2,960	6,077	—	9,037
Total other revenue	2,960	6,077	—	9,037
Total Revenue	188,416	181,660	—	370,076

Operating Expenses
Cost of communication services and other	67,967	88,710	(150)	156,527
Cost of construction revenue	—	2,382	—	2,382
Selling, general and administrative	57,891	47,946	13,142	118,979
Stock-based compensation	217	327	4,146	4,690
Transaction-related charges	—	—	19	19
Restructuring and reorganization expenses	1,190	—	—	1,190
Depreciation and amortization	32,400	37,372	125	69,897
Amortization of intangibles from acquisitions	503	3,421	—	3,924
(Gain) loss on disposition of assets and transfers	(15,842)	20	(600)	(16,422)
Total Operating Expenses	144,326	180,178	16,682	341,186
Income (loss) from operations	44,090	1,482	(16,682)	28,890
Other income (expenses)
Interest income				586
Interest expense				(23,857)
Other expense				(406)
Other expense				(23,677)
Income before income taxes				5,213

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(6,574)	5,873	—	(701)

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

Selected balance sheet data for each of the Company’s segments as of June 30, 2025 and December 31, 2024 consists of the following (in thousands):

	International	US	Corporate and
	Telecom	Telecom	Other	Consolidated
June 30, 2025
Cash, cash equivalents, and restricted cash	$66,726	$44,866	$1,723	$113,315
Total current assets	164,452	153,829	9,471	327,752
Fixed assets, net	455,402	548,040	7,189	1,010,631
Goodwill	4,835	—	—	4,835
Total assets	701,302	914,121	91,583	1,707,006
Total current liabilities	100,323	132,017	36,684	269,024
Total debt, including current portion	64,900	320,472	198,027	583,399
December 31, 2024
Cash, cash equivalents, and restricted cash	$35,231	$51,604	$2,409	$89,244
Total current assets	129,866	168,754	10,541	309,161
Fixed assets, net	466,861	565,625	7,707	1,040,193
Goodwill	4,835	—	—	4,835
Total assets	675,642	957,914	93,547	1,727,103
Total current liabilities	85,588	147,490	34,236	267,314
Total debt, including current portion	59,850	316,241	181,265	557,356

For the six months ended June 30, 2025 and 2024, the Company spent $87.9 million and $108.0 million, respectively, on capital expenditures relating to its telecommunications networks and business support systems of which $45.9 million and $46.2 million, respectively, are reimbursable under various government programs. The following notes the Company’s capital expenditures, by operating segment, for these periods (in thousands).

	Capital Expenditures

	International	US	Corporate and
Six months ended June 30,	Telecom	Telecom	Other (1)	Consolidated
2025	$20,270	$67,650	$2	$87,922
2024	28,951	77,498	1,579	108,028

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

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

Beginning in 2006, the National Frequency Management Unit (now the Telecommunications Agency, or the “NFMU”) and OneGY have been engaged in discussions regarding the amount of and methodology for calculation of spectrum fees payable by OneGY in Guyana. Since that time, OneGY has made payments of undisputed spectrum, license and other fees when invoiced by the NFMU, and to its successor, the TA. OneGY continues to dispute in good faith the methodology used for calculation and has reached out for further discussion on the subject of a revised spectrum fee methodology with the TA.

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

OneGY is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority (the “GRA”) dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. OneGY has maintained that it has no unpaid corporation tax due to the GRA and that any liability OneGY might be found to have with respect to the disputed tax assessments would be offset in part by the amounts claimed with respect to rights ATN has pursuant to its agreement with the government of Guyana. OneGY’s position has been upheld by various High Court rulings made in its favor, and while all matters have been appealed by the GRA, only one remains pending for determination by the High Court.

In February 2020, the Company’s Alaska Communications subsidiary received a draft audit report from USAC in connection with USAC’s inquiry into Alaska Communications’ funding requests under the Rural Health Care Support Program for certain customers for the time period of July 2012 through June 2017. Alaska Communications also received a Letter of Inquiry on March 18, 2018, and subsequent follow up information requests, from the FCC Enforcement Bureau requesting historical information regarding Alaska Communications’ participation in the FCC’s Rural Health Care Support Program. On May 8, 2024, the Company entered into a Consent Decree with the FCC Enforcement Bureau, regarding both the USAC and FCC Enforcement Bureau’s investigation and agreed to (i) pay a settlement amount of approximately $6.3 million, and (ii) enter into a three-year compliance agreement in connection with Alaska Communication’s continued participation in the RHC Program. At this time, the Company believes that it can comply with all of the terms of the compliance agreement. The settlement amount of $6.3 million consists of a $5.3 million cash payment and the $1.0 million forgiveness of certain receivables, both of which have been accrued on the Company’s balance sheet as of June 30, 2025. As such, this settlement will not impact the statement of operations in future periods.

With respect to all of the foregoing unresolved matters, the Company believes that some adverse outcome is probable and has accordingly accrued $15.3 million as of June 30, 2025 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

14. SUBSEQUENT EVENTS

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. The Company is currently evaluating the provisions of the bill and any potential impacts on its financial position and operations, but does not anticipate any material impacts to its financial statements for the year ending December 31, 2025.

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

As of June 30, 2025, we offered the following types of services to our customers:

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

Through June 30, 2025, we identified two operating segments to manage and review our operations, as well as to support investor presentations of our results. These operating segments are as follows:

●	US Telecom. In the United States, we offer fixed, carrier, and managed services to business and consumer customers in Alaska and the western United States. In 2024, we ceased providing mobility services to retail customers in the western United States.
●	International Telecom. In our international markets, we offer fixed, carrier, mobility and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served as of June 30, 2025:

International Telecom			US Telecom
Services	Markets	Tradenames (1)	Services	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands	One Communications, Essextel	Carrier Services	United States	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, Brava	Managed Services	United States	Alaska Communications, Choice
(1)	In 2024, we completed a rebranding in Guyana and GTT is now known as “One Communications.” We refer to our business in Guyana as “OneGY” throughout this report. In April 2025, we completed a rebranding in the US Virgin Islands and Viya is now known as “One Communications.” We refer to our business in the U.S. Virgin Islands as “OneVI” throughout this report.

Carrier Managed Services

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we subsequently amended through March 31, 2025 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating areas in the western United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time. Since the inception of the project through June 30, 2025, we have recorded $77 million in construction revenue and expect to record approximately $6 million in additional construction revenue and related costs as sites are completed. We expect to substantially complete the build by the end of 2025. Revenues from construction are expected to have minimal impact on the Company’s operating income.

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

On May 10, 2023, we entered into a Carrier Managed Services Master Agreement (the “Verizon CMS Agreement”) with Cellco Partnership d/b/a Verizon Wireless (“Verizon”), pursuant to which we will provide a variety of network, infrastructure and technical services that will help deliver next generation wireless services to Verizon’s subscribers in our current operating areas in the southwestern United States.

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

USF High-Cost Support. The Federal Communications Commission’s (“FCC) high-cost USF (or alternatives to former high-cost USF) mechanisms promote the deployment and operation of voice and broadband networks in areas where high costs would otherwise undermine the availability of service to consumers, including in rural, insular, and remote areas. High-cost support mechanisms generally include explicit conditions to deploy broadband to new locations and provide service meeting specified standards. We receive several forms of high-cost support, including but not limited to, as follows:

●	We receive federal USF support under the Alaska Connect Fund (“ACF”). Beginning January 1, 2025, we began receiving $25.6 million per year and expect such annual funding to continue until December 31, 2028. Beginning in 2029 and continuing through 2034, the amount of ACF support we receive will be determined by FCC staff taking into consideration broadband deployment funded through the Broadband Equity Access and Deployment Program. The ACF replaced the $19.7 million per year that we had previously received in Connect America Fund II support in Alaska;
●	As part of the Enhanced Alternative Connect America Model funding available to our operations in the southwest, we are estimated to receive approximately $105 million over the next 14 years, through 2038, with approximately $9 million annually through 2030 before a gradual step down to $6 million annually in 2038. This funding is subject to a requirement to deploy voice and broadband service at speeds of 100/20 Mbps to all required locations by the end of calendar year 2028;
●	We expect to receive approximately $8 million per year in Connect America Fund II support in the rural southwest until July 2028;
●	We are estimated to receive approximately $5.5 million annually in the US Virgin Islands through December 31, 2025 (this annual support is scheduled to end in 2025), subject to the requirement to enhance network resiliency and operations in those markets;
●	We were awarded approximately $2.3 million annually in the western United States through December 31, 2031 as part of the Rural Digital Opportunity Fund Phase I (“RDOF”) auction. In exchange for this support, we committed to deploy voice and broadband service to covered areas within six years and to provide service in those areas for ten years. As of June 2025, we transferred $1.3 million of the annual awards to other providers and returned $0.7 million of the annual awards to the FCC;
●	We receive state USF support in Alaska of approximately $2.5 million annually.

As of June 30, 2025, we were in compliance in all material respects with requirements associated with such funding. If we fail to meet these obligations or require substantial additional capital expenditures to meet the obligations in a timely manner, our revenue, results of operations and liquidity may be materially adversely impacted.

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is generally distributed after we incur reimbursable costs. Completion deadlines began in 2025 and once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants. As of June 30, 2025, we were awarded $103.8 million of construction grants.

During the six months ended June 30, 2025, we disbursed capital expenditures of $12.2 million under these programs and received reimbursement of $9.4 million. These cash flows are classified as investing activities in our statement of cash flows.

In addition, we partner with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”). These programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas. We were identified as a sub recipient of grants under these programs totaling $239 million as of June 30, 2025. Through June 30, 2025, we have received $23.5 million of funding under these programs and spent $25.4 million on construction obligations. These amounts are recorded as operating cash flows in the Company’s statement of cash flows.

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

We have incurred total expenditures of $200.5 million related to this project, of which $32.1 million were incurred in 2025. Of these total expenditures, $167.8 million were classified as capital.

At June 30, 2025, $17.0 million of capital expenditures were accrued and unpaid under the Replace and Remove Program. We expect to be reimbursed, within the next twelve months, for all amounts spent to date. During the six months ended June 30, 2025, we received $37.0 million of reimbursement under the program, of which $5.1 million was classified as operating cash inflows and $31.9 million was classified as investing cash inflows in our statement of cash flows.

Selected Segment Financial Information

Through June 30, 2025, the Company has the following two reportable and operating segments: (i) International Telecom and (ii) US Telecom.

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

The following represents selected segment information for the three months ended June 30, 2025 and 2024 (in thousands):

For the Three Months Ended June 30, 2025

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$4,857	$8	$—	$4,865
Mobility - Consumer	21,466	—	—	21,466
Total Mobility	26,323	8	—	26,331
Fixed - Business	18,416	28,854	—	47,270
Fixed - Consumer	43,333	22,505	—	65,838
Total Fixed	61,749	51,359	—	113,108
Carrier Services	3,423	29,806	—	33,229
Other	2,088	118	—	2,206
Total Communication Services Revenue	93,583	81,291	—	174,874
Construction	—	2,216	—	2,216
Other
Managed Services	1,311	2,899	—	4,210
Total other revenue	1,311	2,899	—	4,210
Total Revenue	94,894	86,406	—	181,300

Operating Expenses
Cost of communication services and other	33,755	43,410	—	77,165
Cost of construction revenue	—	2,183	—	2,183
Selling, general and administrative	27,865	22,551	5,744	56,160
Stock-based compensation	141	50	2,494	2,685
Transaction-related charges	—	—	193	193
Restructuring and reorganization expenses	1,385	2,357	1,165	4,907
Depreciation and amortization	15,154	17,850	859	33,863
Amortization of intangibles from acquisitions	251	975	—	1,226
Loss on disposition of assets and transfers	122	2,563	—	2,685
Total Operating Expenses	78,673	91,939	10,455	181,067
Income (loss) from operations	16,221	(5,533)	(10,455)	233
Other income (expenses)
Interest income				132
Interest expense				(12,810)
Other expense				(591)
Other expense				(13,269)
Loss before income taxes				(13,036)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(2,307)	4,541	—	2,234

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

For the Three Months Ended June 30, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$4,932	$68	$—	$5,000
Mobility - Consumer	21,879	701	—	22,580
Total Mobility	26,811	769	—	27,580
Fixed - Business	18,715	30,817	—	49,532
Fixed - Consumer	43,500	21,674	—	65,174
Total Fixed	62,215	52,491	—	114,706
Carrier Services	3,636	30,056	—	33,692
Other	1,045	342	—	1,387
Total Communication Services Revenue	93,707	83,658	—	177,365
Construction	—	820	—	820
Other
Managed Services	1,650	3,446	—	5,096
Total Other Revenue	1,650	3,446	—	5,096
Total Revenue	95,357	87,924	—	183,281

Operating Expenses
Cost of communication services and other	33,812	42,325	—	76,137
Cost of construction revenue	—	813	—	813
Selling, general and administrative	28,260	22,867	6,534	57,661
Stock-based compensation	193	196	2,392	2,781
Depreciation and amortization	16,277	19,234	47	35,558
Amortization of intangibles from acquisitions	252	1,693	—	1,945
Gain on disposition of assets and transfers	(15,842)	(88)	—	(15,930)
Total Operating Expenses	62,952	87,040	8,973	158,965
Income (loss) from operations	32,405	884	(8,973)	24,316
Other income (expenses)
Interest income				140
Interest expense				(12,337)
Other expense				(578)
Other expense				(12,775)
Income before income taxes				11,541

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated

Net (income) loss attributable to non-controlling interests	(5,137)	2,803	—	(2,334)

(1) Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

A comparison of our segment results for the three months ended June 30, 2025 and 2024 is as follows:

International Telecom. Revenues within our International Telecom segment decreased $0.5 million, or 0.5%, to $94.9 million from $95.4 million for the three months ended June 30, 2025 and 2024, respectively. This decrease was primarily the result of decreases in Mobility, Fixed and Carrier Services revenues of $0.5 million, $0.5 million and $0.2 million, respectively, which were partially offset by a $1.1 million increase in revenues from certain ancillary services.

Operating expenses within our International Telecom segment increased by $15.7 million, or 24.9%, to $78.7 million from $63.0 million for the three months ended June 30, 2025 and 2024, respectively.  Operating expenses for the three months ended June 30, 2024 included a $15.8 million gain on the disposition of long-lived assets, primarily real estate. Operating expenses for the three months ended June 30, 2025 were reduced by the result of certain cost savings initiatives, including reorganization and reductions in force that were implemented in current and previous periods partially offset by $1.4 million of restructuring and reorganization expenses that were incurred during the current period.

As a result, our International Telecom segment’s operating income decreased $16.2 million, or 50.0%, to $16.2 million from $32.4 million for the three months ended June 30, 2025 and 2024, respectively.

US Telecom.  Revenue within our US Telecom segment decreased by $1.5 million, or 1.7%, to $86.4 million from $87.9 million for the three months ended June 30, 2025 and 2024, respectively, primarily as a result of a $1.1 million reduction in Fixed revenues which were negatively impacted by the conclusion of both the Emergency Connectivity Fund and the Affordable Care Program, both of which provided revenue through April 2024. In addition, the US Telecom segment’s Carrier Services revenue decreased by $0.3 million primarily as the result of the transition of legacy roaming arrangements to carrier service management contracts, and Mobility revenue decreased $0.8 million within our retail operations as a result of our conclusion of our providing retail mobility services under our own brand name to retail customers. Partially offsetting these decreases was the increase in construction revenue of $1.4 million as a result of an increase in the number of sites completed during the three months ended June 30, 2025 as compared to the same period of 2024.

Operating expenses within our US Telecom segment increased $4.9 million, or 5.6%, to $91.9 million from $87.0 million for the three months ended June 30, 2025 and 2024, respectively, as a result of the recording of $2.4 million in restructuring and reorganization expenses and a $2.6 million increase in the loss on the disposition of assets and transfers. Such increases were partially offset by the result of certain cost savings initiatives, including reorganization and reductions in force that were implemented in current and previous periods.

As a result of the above, our US Telecom segment’s operating income decreased to a loss of $5.5 million from income of $0.9 million for the three months ended June 30, 2025 and 2024, respectively.

The following represents a year over year discussion and analysis of our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
REVENUE:
Communication services	$174,874	$177,365	$(2,491)	(1.4)%
Construction	2,216	820	1,396	170.2
Other	4,210	5,096	(886)	(17.4)
Total revenue	181,300	183,281	(1,981)	(1.1)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communications services and other	77,165	76,137	1,028	1.4
Cost of construction revenue	2,183	813	1,370	168.5
Selling, general and administrative	56,160	57,661	(1,501)	(2.6)
Stock-based compensation	2,685	2,781	(96)	(3.5)
Transaction-related charges	193	—	193	100.0
Restructuring charges	4,907	—	4,907	100.0
Depreciation and amortization	33,863	35,558	(1,695)	(4.8)
Amortization of intangibles from acquisitions	1,226	1,945	(719)	(37.0)
Loss on disposition of long-lived assets	2,685	(15,930)	18,615	(116.9)
Total operating expenses	181,067	158,965	22,102	13.9
Income from operations	233	24,316	(24,083)	(99.0)
OTHER INCOME (EXPENSE):
Interest income	132	140	(8)	(5.7)
Interest expense	(12,810)	(12,337)	(473)	3.8
Other income (expense)	(591)	(578)	(13)	2.2
Other expense, net	(13,269)	(12,775)	(494)	3.9
INCOME (LOSS) BEFORE INCOME TAXES	(13,036)	11,541	(24,577)	(213.0)
Income tax expense (benefit)	(3,776)	204	(3,980)	(1,951.0)
NET INCOME (LOSS)	(9,260)	11,337	(20,597)	(181.7)
Net loss attributable to noncontrolling interests, net of tax:	2,234	(2,334)	4,568	(195.7)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(7,026)	$9,003	$(16,029)	(178.0)%

Communications Services Revenue

Mobility Revenue. Our Mobility revenue consists of revenue generated within our International Telecom segment by providing business and retail mobile voice and data services over our wireless networks as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our subscribers. Wholesale Mobility revenue is recorded under Carrier Services Revenue.

Mobility revenue decreased by $1.3 million, or 4.7%, to $26.3 million for the three months ended June 30, 2025 from $27.6 million for the three months ended June 30, 2024. The decrease in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue decreased by $0.5 million, or 1.9%, to $26.3 million from $26.8 million for the three months ended June 30, 2025 and 2024, respectively. Revenue from business and consumer customers declined by $0.1 million and $0.4 million, respectively.

●	US Telecom. Mobility revenue within our US Telecom segment decreased by $0.8 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 as we recorded only a nominal amount of Mobility revenue within this segment during the three months ended June 30, 2025 due to the conclusion of our providing retail mobility services under our own brand name to retail customers.

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

Fixed revenue decreased by $1.6 million, or 1.4%, to $113.1 million from $114.7 million for the three months ended June 30, 2025 and 2024, respectively. This decrease primarily pertained to a decrease in Fixed revenue from business customers and consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue decreased by $0.5 million, or 0.8%, to $61.7 million from $62.2 million for the three months ended June 30, 2025 and 2024, respectively. This decrease included a $0.3 million and $0.2 million decrease in revenue from business and consumer customers, respectively.

●	US Telecom. Fixed revenue within our US Telecom segment decreased by $1.1 million, or 2.1%, to $51.4 million from $52.5 million for the three months ended June 30, 2025 and 2024, respectively. This decrease was primarily a result of the conclusion of the Emergency Connectivity Fund and Affordable Care Programs, both of which provided revenue through April 2024. Fixed revenue from business customers in this segment decreased by $1.9 million, but such decrease was partially offset by an increase in revenues from consumer customers of $0.8 million.

Fixed revenue within our International Telecom segment may increase due to the popularity of video and audio streaming, the demand for cloud services and smart home, business and city solutions to increase the demand for broadband and other data services from consumers, businesses and governments. However, such increases may be offset by a decrease in demand for our legacy services due to subscribers using alternative methods to receive video and audio content.

Within our US Telecom segment, Fixed revenue from business customers in Alaska and our western United States operations may increase as we further deploy fiber and fiber-fed broadband with capital investment and government grant funding, which will increase access for both consumers and businesses.

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

Carrier Services revenue decreased by $0.5 million, or 1.5%, to $33.2 million from $33.7 million for the three months ended June 30, 2025 and 2024, respectively. The decrease, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue decreased by $0.2 million, or 5.6%, to $3.4 million, from $3.6 million for the three months ended June 30, 2025 and 2024, respectively, primarily as a result of a decrease in roaming revenues in some of our international markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $0.3 million, or 1.0%, to $29.8 million from $30.1 million, for the three months ended June 30, 2025 and 2024, respectively. This decrease is primarily the result of the transition of legacy roaming arrangements to carrier service management contracts.

Within our International Telecom segment, Carrier Services revenue may increase if international travel increases.

Within our US Telecom segment, Carrier Services revenue may continue to decrease as a result of the impact of carrier service management contracts.

Other Communications Services Revenue. Other Communications Services revenue includes project-related revenue generated within both our International and US Telecom segments and ancillary services that the operations within our International Telecom segment provide to its retail subscribers. Other Communications Services revenue increased $0.8 million, or 57.1%, to $2.2 million from $1.4 million for the three months ended June 30, 2025 and 2024, respectively, as a result of an increase in revenue from ancillary services in our International Telecom segment partially offset by a reduction in certain non-recurring project-related revenue being recognized in our US Telecom segment.

Other Communication Services revenue may increase in future periods as the demand for ancillary services increase but may be partially offset by a decrease in project-related revenues as those projects are completed.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended June 30, 2025 and 2024, Construction revenue increased to $2.2 million from $0.8 million, respectively, primarily as a result of an increase in the number of sites completed during 2025 as compared to 2024. We expect to substantially complete the build related to the FirstNet Agreement by the end of 2025.

Other Revenue

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services.

Managed Services revenue decreased by $0.9 million, or 17.6%, to $4.2 million from $5.1 million for the three months ended June 30, 2025 and 2024, respectively. The decreases, within our segments consisted of the following:

International Telecom. Managed Services revenue in our International Telecom segment decreased $0.4 million, or 23.5%, to $1.3 million from $1.7 million for the three months ended June 30, 2025 and 2024, respectively.

US Telecom. Within our US Telecom segment, Managed Services revenue decreased $0.5 million, or 14.7%, to $2.9 million from $3.4 million for the three months ended June 30, 2025 and 2024, respectively.

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

Cost of communication services and other increased by $1.1 million, or 1.45%, to $77.2 million from $76.1 million for the three months ended June 30, 2025 and 2024, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other remained consistent at $33.8 million, for the three months ended June 30, 2025 and 2024, respectively. Increases in this segment’s provision for doubtful accounts, licensing costs and maintenance expenses offset the impact of cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $1.1 million, or 2.6%, to $43.4 million from $42.3 million for the three months ended June 30, 2025 and 2024, respectively. Such increase was a result of an increase in cell site rents in certain locations which was partially offset by the beneficial impact of certain cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods as well as a reduction in the costs associated with the Emergency Connectivity Fund program which concluded during the second quarter of 2024.

Cost of communication services in both our International and US Telecom segments may decrease as a result of the ongoing cost reduction initiatives that commenced in previous periods, but such decrease may be partially offset by future inflationary pressure.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. During the three months ended June 30, 2025 and 2024, cost of construction revenue increased to $2.2 million from $0.8 million, respectively, as a result of an increase in the number of sites completed during 2025 as compared to 2024. We expect to substantially complete the build by the end of 2025.

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

Selling, general and administrative expenses decreased by $1.5 million, or 2.6%, to $56.2 million from $57.7 million for the three months ended June 30, 2025 and 2024, respectively. The decreases in selling, general and administrative expenses occurred within all of our segments and were primarily related to certain cost containment initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods. The impact to each of our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses decreased by $0.4 million, or 1.4%, to $27.9 million from $28.3 million for the three months ended June 30, 2025 and 2024, respectively.

●	US Telecom. Selling, general and administrative expenses decreased within our US Telecom segment by $0.3 million, or 1.3%, to $22.6 million from $22.9 million, for the three months ended June 30, 2025 and 2024, respectively.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead decreased by $0.8 million, or 12.3%, to $5.7 million from $6.5 million, for the three months ended June 30, 2025 and 2024, respectively.

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

Stock-based compensation for the three months ended June 30, 2025 and 2024 was $2.7 million and $2.8 million, respectively.

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

We incurred $0.2 million and a nominal amount of transaction-related charges during the three months ended June 30, 2025 and 2024, respectively.

Restructuring and reorganization expenses.  In our efforts to advance our cost management actions to drive higher operating efficiencies and margins, we incurred certain restructuring and reorganization expenses, primarily reductions in force, totaling $1.4 million, $2.4 million and $1.2 million within our International Telecom segment, US Telecom segment and Corporate and Other segment, respectively, during the three months ended June 30, 2025.

We did not incur any restructuring and reorganization expenses during the three months ended June 30, 2024.

 Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses decreased by $1.7 million, or 4.8%, to $33.9 million from $35.6 million for the three months ended June 30, 2025 and 2024, respectively. The net decrease in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $1.1 million, or 6.7%, to $15.2 million from $16.3 million, for the three months ended June 30, 2025 and 2024, respectively. The decrease was the result of this segment’s reduction in capital expenditures in recent periods as well as certain assets becoming fully depreciated in recent periods.

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $1.4 million, or 7.3%, to $17.8 million from $19.2 million, for the three months ended June 30, 2025 and 2024, respectively, primarily as a result of this segment’s reduction in capital expenditures in recent periods as well as certain assets becoming fully depreciated in recent periods.

●	Corporate Overhead. Depreciation and amortization expenses increased within our corporate overhead to $0.9 million from a nominal amount for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense for the three months ended June 30, 2024 was impacted by certain capital expenditure credits received in previous periods that were being credited to depreciation and amortization expense over the depreciable lives of the underlying assets associated with the issued credits. Such credits became fully depreciated in early 2025.

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

Amortization of intangibles from acquisitions decreased by $0.7 million to $1.2 million from $1.9 million for the three months ended June 30, 2025 and 2024, respectively.

We expect that amortization of intangibles from acquisitions will continue to decrease in future periods as such assets continue to amortize.

(Gain) loss on disposition of assets and transfers. During the three months ended June 30, 2025, we recorded a net loss on the disposition of assets of $2.7 million. Of this net loss, $0.1 million and $2.6 million were recognized within our International and US Telecom segments, respectively.

During the three months ended June 30, 2024, we recorded a gain on the disposition of assets of $15.9 million primarily relating to the sale of real estate in our International Telecom segment.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances. Interest income was $0.1 million for the three months ended June 30, 2025 and 2024.

Interest expense.   We incur interest expense on the 2023 CoBank Credit Facility, the 2024 Alaska Credit Facilities, the FirstNet Receivables Credit Facility, the OneGY Credit Facilities, the Sacred Wind Term Debt and the OneVI Debt. In addition, interest expense includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense increased to $12.8 million from $12.3 million for the three months ended June 30, 2025 and 2024, respectively, as additional interest expense was incurred as a result of an increase in borrowings under our credit facilities.

Interest expense may increase in future periods as a result of additional borrowings or an increase in interest rates on those borrowings.

Other income (expense).   For the three months ended June 30, 2025, other income (expense) was $0.6 million of expense primarily related to losses on foreign currency transactions.

For the three months ended June 30, 2024, other income (expense) was $0.6 million of expense primarily related to expenses for certain employee benefit plans and losses on foreign currency transactions.

Income taxes. Our effective tax rate for the three months ended June 30, 2025 and 2024 was 29.0% and 1.8%, respectively.

We recorded an income tax benefit of $3.8 million in relation to a pretax loss of $13.0 million for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2025 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete items including a $4.9 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, a $0.6 million expense for interest on prior years uncertain tax positions, and a $1.0 million benefit from the release of a capital loss carryover valuation allowance based on our conclusion that it was more likely than not that this deferred tax asset would be realized in the future.

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

Net (income) loss attributable to noncontrolling interests, net of tax.  Net loss attributable to noncontrolling interests, net of tax reflected an allocation of $2.2 million of losses and $2.3 million of income generated by our less than wholly owned subsidiaries for the three months ended June 30, 2025 and 2024, respectively. Changes in net income (loss) attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income attributable to noncontrolling interests, net of tax decreased by $2.8 million to an allocation of $2.3 million of income from an allocation of $5.1 million of income for the three months ended June 30, 2025 and 2024, respectively, largely as a result of the $15.9 million gain we recorded on the disposition of assets, primarily real estate, during the three months ended June 30, 2024, and increased profitability at certain less than wholly owned subsidiaries.

●	US Telecom. Within our US Telecom segment, net loss attributable to noncontrolling interests, net of tax increased by $1.7 million to an allocation of losses of $4.5 million from an allocation of losses of $2.8 million for the three months ended June 30, 2025 and 2024, respectively, as a result of increased losses at our less than wholly owned subsidiaries within this segment.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was a loss of $7.0 million for the three months ended June 30, 2025 as compared to income of $9.0 million for the three months ended June 30, 2024.

On a per diluted share basis, net loss was $0.56 per diluted share for the three months ended June 30, 2025 as compared to income of $0.50 per diluted share for the three months ended June 30, 2024. Such per share amounts were negatively impacted by accrued preferred dividends of $1.5 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively.

The following represents selected segment information for the six months ended June 30, 2025 and 2024 (in thousands):

For the Six Months Ended June 30, 2025

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$9,706	$46	$—	$9,752
Mobility - Consumer	42,657	—	—	42,657
Total Mobility	52,363	46	—	52,409
Fixed - Business	36,909	58,099	—	95,008
Fixed - Consumer	86,206	44,920	—	131,126
Total Fixed	123,115	103,019	—	226,134
Carrier Services	7,326	59,033	—	66,359
Other	3,829	174	—	4,003
Total Communication Services Revenue	186,633	162,272	—	348,905
Construction	—	3,262	—	3,262
Other
Managed Services	2,757	5,670	—	8,427
Total Other Revenue	2,757	5,670	—	8,427
Total Revenue	189,390	171,204	—	360,594

Operating Expenses
Cost of communication services and other	68,717	86,672	—	155,389
Cost of construction revenue	—	3,684	—	3,684
Selling, general and administrative	55,008	45,074	11,308	111,390
Stock-based compensation	357	127	4,106	4,590
Transaction-related charges	—	—	1,628	1,628
Restructuring and reorganization expenses	2,891	2,491	1,355	6,737
Depreciation and amortization	30,531	36,134	1,725	68,390
Amortization of intangibles from acquisitions	503	1,949	—	2,452
Loss on disposition of assets and transfers	413	3,021	—	3,434
Total Operating Expenses	158,420	179,152	20,122	357,694
Income (loss) from operations	30,970	(7,948)	(20,122)	2,900
Other income (expenses)
Interest income				404
Interest expense				(24,760)
Other expense				(3,158)
Other expense				(27,514)
Loss before income taxes				(24,614)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(3,781)	8,474	—	4,693

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

For the Six Months Ended June 30, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$9,740	$141	$—	$9,881
Mobility - Consumer	43,108	1,465	—	44,573
Total Mobility	52,848	1,606	—	54,454
Fixed - Business	37,247	65,783	—	103,030
Fixed - Consumer	86,289	44,593	—	130,882
Total Fixed	123,536	110,376	—	233,912
Carrier Services	7,209	60,109	—	67,318
Other	1,863	1,086	—	2,949
Total Communication Services Revenue	185,456	173,177	—	358,633
Construction	—	2,406	—	2,406
Other
Managed Services	2,960	6,077	—	9,037
Total other revenue	2,960	6,077	—	9,037
Total Revenue	188,416	181,660	—	370,076

Operating Expenses
Cost of communication services and other	67,967	88,710	(150)	156,527
Cost of construction revenue	—	2,382	—	2,382
Selling, general and administrative	57,891	47,946	13,142	118,979
Stock-based compensation	217	327	4,146	4,690
Transaction-related charges	—	—	19	19
Restructuring and reorganization expenses	1,190	—	—	1,190
Depreciation and amortization	32,400	37,372	125	69,897
Amortization of intangibles from acquisitions	503	3,421	—	3,924
(Gain) loss on disposition of assets and transfers	(15,842)	20	(600)	(16,422)
Total Operating Expenses	144,326	180,178	16,682	341,186
Income (loss) from operations	44,090	1,482	(16,682)	28,890
Other income (expenses)
Interest income				586
Interest expense				(23,857)
Other expense				(406)
Other expense				(23,677)
Income before income taxes				5,213

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(6,574)	5,873	—	(701)

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

A comparison of our segment results for the six months ended June 30, 2025 and 2024 is as follows:

International Telecom. Revenues within our International Telecom segment increased $1.0 million, or 0.5%, to $189.4 million from $188.4 million for the six months ended June 30, 2025 and 2024, respectively, primarily as a result of an increase in ancillary services partially offset by reductions in Mobility revenue, primarily equipment sales, and Fixed revenue.

Operating expenses within our International Telecom segment increased by $14.1 million, or 9.8%, to $158.4 million from $144.3 million for the six months ended June 30, 2025 and 2024, respectively.  Operating expenses for the six months ended June 30, 2024 included a $15.8 million gain on the disposition of long-lived assets, primarily real estate. Operating expenses for the six months ended June 30, 2025 were reduced by the result of certain cost savings initiatives, including reorganization and reductions in force that were implemented in current and previous periods but offset by a $1.7 million increase in restructuring and reorganization expenses.

As a result, our International Telecom segment’s operating income decreased $13.2 million, or 29.9%, to $31.0 million from $44.1 million for the six months ended June 30, 2025 and 2024, respectively.

US Telecom.  Revenue within our US Telecom segment decreased by $10.5 million, or 5.8%, to $171.2 million from $181.7 million for the six months ended June 30, 2025 and 2024, respectively, primarily as a result of a $7.4 million reduction in Fixed revenues which were negatively impacted by the April 2024 conclusion of both the Emergency Connectivity Fund and the Affordable Care Program, a $1.6 million decrease in Mobility revenue as a result of the conclusion of our providing retail mobility services under our own brand name, and a $1.1 million decrease in Carrier Services revenue primarily as the result of the transition of legacy roaming arrangements to carrier service management contracts. Partially offsetting these decreases was an increase in construction revenue of $0.9 million as a result of an increase in the number of sites completed during 2025 as compared to 2024.

Operating expenses within our US Telecom segment decreased $1.0 million, or 0.6%, to $179.2 million from $180.2 million for the six months ended June 30, 2025 and 2024, respectively, as a result of the reduction in the direct costs of services associated with the revenue decline and the impact of certain cost savings initiatives, including reorganization and reductions in force, that were implemented in the current and previous periods.

As a result of the above, our US Telecom segment’s operating income decreased to a loss of $7.9 million from income of $1.5 million for the six months ended June 30, 2025 and 2024, respectively.

The following represents a year over year discussion and analysis of our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)

REVENUE:
Communication services	$348,905	$358,633	$(9,728)	(2.7)%
Construction	3,262	2,406	856	35.6
Other	8,427	9,037	(610)	(6.8)
Total revenue	360,594	370,076	(9,482)	(2.6)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	155,389	156,527	(1,138)	(0.7)
Cost of construction revenue	3,684	2,382	1,302	54.7
Selling, general and administrative	111,390	118,979	(7,589)	(6.4)
Stock-based compensation	4,590	4,690	(100)	(2.1)
Transaction-related charges	1,628	19	1,609	8,468.4
Restructuring and reorganization expenses	6,737	1,190	5,547	466.1
Depreciation and amortization	68,390	69,897	(1,507)	(2.2)
Amortization of intangibles from acquisitions	2,452	3,924	(1,472)	(37.5)
Goodwill impairment	—	(16,422)	16,422	(100.0)
(Gain) loss on disposition of assets and transfers	3,434	—	3,434	100.0
Total operating expenses	357,694	341,186	16,508	4.8
Income from operations	2,900	28,890	(25,990)	(90.0)
OTHER INCOME (EXPENSE):
Interest income	404	586	(182)	(31.1)
Interest expense	(24,760)	(23,857)	(903)	3.8
Other income (expense)	(3,158)	(406)	(2,752)	677.8
Other expense, net	(27,514)	(23,677)	(3,837)	16.2
INCOME (LOSS) BEFORE INCOME TAXES	(24,614)	5,213	(29,827)	(572.2)
Income tax benefit	(3,967)	1,822	(5,789)	(317.7)
NET INCOME (LOSS)	(20,647)	3,391	(24,038)	(708.9)
Net loss attributable to noncontrolling interests, net of tax:	4,693	(701)	5,394	(769.5)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(15,954)	$2,690	$(18,644)	(693.1)%

Communications Services Revenue

Mobility Revenue. Mobility revenue decreased by $2.1 million, or 3.9%, to $52.4 million for the six months ended June 30, 2025 from $54.5 million for the six months ended June 30, 2024. The decrease in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue decreased by $0.4 million to $52.4 million for the six months ended June 30, 2025 from $52.8 million for the six months ended June 30, 2024. This decrease in revenue was attributable to a decrease in revenue from consumer customers and relates primarily to a reduction in equipment sales.

●	US Telecom. Mobility revenue within our US Telecom segment decreased to a nominal amount for the six months ended June 30, 2025 from $1.6 million for the six months ended June 30, 2024 due to the conclusion of our providing retail mobility services under our own brand name to retail customers.

Fixed Revenue. Fixed revenue decreased by $7.8 million, or 3.3%, to $226.1 million from $233.9 million for the six months ended June 30, 2025 and 2024, respectively. This decrease primarily pertained to a decrease in Fixed revenue from business customers and consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue decreased by $0.4 million, or 0.3%, to $123.1 million from $123.5 million for the six months ended June 30, 2025 and 2024, respectively. This decrease was primarily related to a decrease in revenue from business customers.

●	US Telecom. Fixed revenue within our US Telecom segment decreased by $7.4 million, or 6.7%, to $103.0 million from $110.4 million for the six months ended June 30, 2025 and 2024, respectively. This decrease was primarily related to a decrease in revenue from business customers and driven by the conclusion of the Emergency Connectivity Fund and Affordable Care Programs, both of which provided revenue through April 2024.

Carrier Services Revenue. Carrier Services revenue decreased by $0.9 million, or 1.3%, to $66.4 million from $67.3 million for the six months ended June 30, 2025 and 2024, respectively. The decrease, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $0.1 million, or 1.4%, to $7.3 million, from $7.2 million for the six months ended June 30, 2025 and 2024, respectively, primarily as a result of an increase in roaming revenues in some of our international markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment decreased by $1.1 million, or 1.8%, to $59.0 million from $60.1 million, for the six months ended June 30, 2025 and 2024, respectively. This decrease is primarily the result of the transition of legacy roaming arrangements to carrier service management contracts.

Other Communications Services Revenue. Other Communications Services revenue increased $1.1 million, or 37.9%, to $4.0 million from $2.9 million for the six months ended June 30, 2025 and 2024, respectively, as a result of an increase in project-related revenue and revenue from ancillary services in our International Telecom segment partially offset by a reduction in certain non-recurring project-related revenue being recognized in our US Telecom segment.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the six months ended June 30, 2025 and 2024, Construction revenue increased to $3.3 million from $2.4 million, respectively, primarily as a result of an increase in the number of sites completed during 2025 as compared to 2024. We expect to substantially complete the build by the end of 2025.

Other Revenue

Managed Services Revenue. Managed Services revenue decreased by $0.6 million, or 6.7%, to $8.4 million from $9.0 million for the six months ended June 30, 2025 and 2024, respectively. The decrease included a decrease within our International Telecom segment of $0.2 million, or 6.7%, to $2.8 million from $3.0 million for the six months ended June 30, 2025 and 2024, respectively, as well as a decrease within our US Telecom segment of $0.4 million, or 6.6%, to $5.7 million from $6.1 million for the six months ended June 30, 2025 and 2024, respectively.

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

Cost of communication services and other decreased by $1.1 million, or 0.7%, to $155.4 million from $156.5 million for the six months ended June 30, 2025 and 2024, respectively. The net decrease in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other increased by $0.7 million, or 1.0%, to $68.7 million from $68.0 million, for the six months ended June 30, 2025 and 2024, respectively. Increases in this segment’s transport costs to secure capacity, its provision for doubtful accounts and increased maintenance expenses offset the impact of cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods.

●	US Telecom. Cost of communication services and other within our US Telecom segment decreased by $2.0 million, or 2.3%, to $86.7 million from $88.7 million for the six months ended June 30, 2025 and 2024, respectively. Such decrease was a result of the beneficial impact of certain cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods as well as a reduction in the costs associated with the Emergency Connectivity Fund program which concluded during the second quarter of 2024.

Cost of communication services in both our International and US Telecom segments may decrease as a result of the ongoing cost reduction initiatives that commenced in previous periods, but such decrease may be partially offset by future inflationary pressure.

Cost of construction revenue. During the six months ended June 30, 2025 and 2024, cost of construction revenue decreased to $3.7 million from $2.4 million, respectively, as a result of a decrease in the number of sites completed during 2025 as compared to 2024. We expect to substantially complete the build by the end of 2025.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $7.6 million, or 6.4%, to $111.4 million from $119.0 million for the six months ended June 30, 2025 and 2024, respectively. The decreases in selling, general and administrative expenses occurred within all of our segments and were primarily related to certain cost containment initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods. The impact to each of our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses decreased by $2.9 million, or 5.0%, to $55.0 million from $57.9 million for the six months ended June 30, 2025 and 2024, respectively.

●	US Telecom. Selling, general and administrative expenses decreased within our US Telecom segment by $2.8 million, or 5.8%, to $45.1 million from $47.9 million, for the six months ended June 30, 2025 and 2024, respectively.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead decreased by $1.8 million, or 13.7%, to $11.3 million from $13.1 million, for the six months ended June 30, 2025 and 2024, respectively.

Stock-based compensation. Stock-based compensation for the six months ended June 30, 2025 and 2024 was $4.6 million and $4.7 million, respectively.

Transaction-related charges.  We incurred $1.6 million and a nominal amount of transaction-related charges during the six months ended June 30, 2025 and 2024, respectively.

Restructuring and reorganization expenses.  In our efforts to advance our cost management actions to drive higher operating efficiencies and margins, we incurred certain restructuring and reorganization expenses, primarily reductions in force, totaling $2.9 million, $2.5 million and $1.4 million within our International Telecom segment, US Telecom segment and Corporate and Other segment, respectively, during the six months ended June 30, 2025.

We incurred certain reduction in force costs totaling $1.2 million within our International Telecom segment during the six months ended June 30, 2024.

 Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $1.5 million, or 2.1%, to $68.4 million from $69.9 million for the six months ended June 30, 2025 and 2024, respectively. The net decrease in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $1.9 million, or 5.9%, to $30.5 million from $32.4 million, for the six months ended June 30, 2025 and 2024, respectively. The decrease was the result of this segment’s reduction in capital expenditures in recent periods and certain assets becoming fully depreciated in recent periods.

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $1.3 million, or 3.5%, to $36.1 million from $37.4 million, for the six months ended June 30, 2025 and 2024, respectively, primarily as a result of this segment’s reduction in capital expenditures in recent periods and certain assets becoming fully depreciated in recent periods.

●	Corporate Overhead. Depreciation and amortization expenses increased within our corporate overhead to $1.7 million from $0.1 million, for the six months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense for the six months ended June 30, 2024 was impacted by certain capital expenditure credits received in previous periods that were being credited to depreciation and amortization expense over the depreciable lives of the underlying assets associated with the issued credits. Such credits became fully depreciated in early 2025.

We expect depreciation and amortization expenses to decrease as a result of an expected decline in capital expenditures and as a result of some of our previously acquired assets becoming fully depreciated.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions decreased by $1.4 million to $2.5 million from $3.9 million for the six months ended June 30, 2025 and 2024, respectively.

(Gain) loss on disposition of assets and transfers. During the six months ended June 30, 2025, we recorded a net loss on the disposition of assets of $3.4 million. Of this net loss, $0.4 million and $3.0 million were recognized within our International and US Telecom segments, respectively.

During the six months ended June 30, 2024, we recorded a gain on the disposition of assets of $16.4 million. This gain is comprised primarily of a $15.9 million gain related to the sale of real estate within our International Telecom segment and a $0.5 million gain pertaining to the previously completed disposition of our renewable energy assets.

Interest income. Interest income was $0.4 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

Interest expense.   Interest expense increased to $24.8 million from $23.9 million for the six months ended June 30, 2025 and 2024, respectively, as additional interest expense was incurred as a result of an increase in borrowings under our credit facilities.

Other income (expense).   For the six months ended June 30, 2025, other income (expense) was $3.2 million of expense primarily related to a non-operating employee-related matter, and $1.0 million in losses on foreign currency transactions.

For the six months ended June 30, 2024, other income (expense) was $0.4 million of expense primarily related to certain employee benefit plans and losses on foreign currency transactions.

Income taxes. Our effective tax rate for the six months ended June 30, 2025 and 2024 was 16.1% and 35.0%, respectively.

We recorded an income tax benefit of $4.0 million in relation to a pretax loss of $24.6 million for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2025 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete items including a $4.9 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, a $1.2 million expense for interest on prior years uncertain tax positions, a $0.5 million expense associated with stock option shortfalls, and a $1.0 million benefit from the release of a capital loss carryover valuation allowance based on our conclusion that it was more likely than not that this deferred tax asset would be realized in the future.

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

Net (income) loss attributable to noncontrolling interests, net of tax.  Net (income) loss attributable to noncontrolling interests, net of tax reflected an allocation of $4.7 million of losses and $0.7 million of income generated by our less than wholly owned subsidiaries for the six months ended June 30, 2025 and 2024, respectively. Changes in net loss attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income attributable to noncontrolling interests, net of tax decreased by $2.8 million to an allocation of $3.8 million of income from an allocation of $6.6 million of income for the six months ended June 30, 2025 and 2024, respectively, largely as a result of a $15.9 million gain on a disposition of assets, primarily real estate, we recorded during the six months ended June 30, 2024 and increased profitability at certain less than wholly owned subsidiaries.

●	US Telecom. Within our US Telecom segment, net loss attributable to noncontrolling interests, net of tax increased by $2.6 million to an allocation of losses of $8.5 million from an allocation of losses of $5.9 million for the six months ended June 30, 2025 and 2024, respectively, as a result of increased losses at our less than wholly owned subsidiaries within this segment.

Net loss attributable to ATN International, Inc. stockholders.  Net loss attributable to ATN International, Inc. stockholders was $16.0 million for the six months ended June 30, 2025 as compared to $2.7 million for the six months ended June 30, 2024.

On a per diluted share basis, net loss was $1.25 per diluted share for the six months ended June 30, 2025 as compared to break even per diluted share for the six months ended June 30, 2024. Such per share amounts were negatively impacted by accrued preferred dividends of $3.0 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively.

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

Total liquidity.  As of June 30, 2025, we had approximately $113.3 million in cash, cash equivalents, and restricted cash. Of this amount, $55.5 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $583.4 million of debt outstanding, net of unamortized deferred financing costs, and $191.6 million available under our credit facilities as of June 30, 2025. How and when we deploy our balance sheet capacity, including the availability under our various credit facilities (as further described below), will figure prominently in our longer-term growth prospects and stockholder returns.

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

Cash used in investing activities. Cash used in investing activities decreased by $1.2 million to $45.6 million from $46.8 million for the six months ended June 30, 2025 and 2024, respectively. This year-over-year increase in cash used in investing activities was primarily the result of a decrease in the proceeds received from the disposition of assets and transfers of $17.7 million and a $2.3 million decrease in cash received for the reimbursement of amounts previously paid for capital expenditures under certain government programs. These decreases were partially offset by an increase in capital expenditures of $19.8 million.

Cash provided (used) by financing activities. Cash provided by financing activities was $9.9 million during the six months ended June 30, 2025. Cash used by financing activities was $0.5 million during the six months ended June 30, 2024. The increase in cash provided by financing activities of $10.4 million was primarily the result of a decrease in cash used to repurchase our common stock of $11.2 million (including $10.0 million under the 2023 Repurchase Plan, as discussed below) partially offset by an increase in our debt, net of repayments, of $2.3 million.

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

For the six months ended June 30, 2025, we spent approximately $42.0 million for capital expenditures and $45.9 million for capital expenditures that are reimbursable under certain government programs. For the six months ended June 30, 2024, we spent approximately $61.8 million for capital expenditures and $46.2 million for capital expenditures that are reimbursable under certain government programs. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Six months ended June 30,	Telecom	Telecom	Other (1)	Consolidated
2025	$20,270	$67,650	$2	$87,922
2024	28,951	77,498	1,579	108,028
(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

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

Dividends.   For the six months ended June 30, 2025, our Board of Directors declared $7.8 million of dividends to our stockholders which includes a $0.275 per share dividend declared on June 20, 2025 and paid on July 7, 2025. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. Our Board of Directors has authorized the repurchase of up to $25.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”). We did not repurchase any of our common stock under the 2023 Repurchase Plan during the six months ended June 30, 2025 and repurchased $10.0 million under that Plan during the six months ended June 30, 2024. As of June 30, 2025, we had $15.0 million available to repurchase shares of our common stock under the 2023 Repurchase Plan.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $59.8 million for the six months ended June 30, 2025 as compared to $58.4 million for the six months ended June 30, 2024.  The increase of $1.4 million was primarily related to improvements in working capital.

2023 CoBank Credit Facility

On July 13, 2023, we, along with certain of our subsidiaries as guarantors, entered into a Credit Agreement with CoBank, ACB and a syndicate of other lenders (as may be amended from time to time, the “2023 CoBank Credit Facility”). On July 10, 2024, we amended the 2023 CoBank Credit Facility to add certain subsidiaries as guarantors and to provide further flexibility in order to accept certain grant and government program obligations.

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

We capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility which are being amortized over the life of the debt and $2.9 million were unamortized as of June 30, 2025.

We had $124.3 million outstanding under the 2023 CoBank Term Loan as of June 30, 2025. Under the 2023 CoBank Revolving Loan, we had $76.6 million outstanding and $93.4 million of availability as of June 30, 2025. We were in compliance with all financial covenants as of June 30, 2025.

In October 2023, we entered into a two year, forward starting 1-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, has a fixed SOFR rate of 4.896% and matures on November 13, 2025. The swap agreement had a fair value of $(0.1) million and $(0.3) million as of June 30, 2025 and December 31, 2024, respectively.

Letter of Credit Facility

On November 14, 2022, we entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of us and our subsidiaries. As of June 30, 2025, $34.8 million of Standby Letters of Credit had been issued under this agreement.

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

The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the 2022 Alaska Credit Facility, as defined below, in the amount of approximately $279 million plus accrued and unpaid interest, (b) to pay fees and expenses associated with the completion of this transaction, and (c) for general corporate purposes. As of June 30, 2025, $300.0 million was outstanding under the 2024 Alaska Term Facility.

 Proceeds from the 2024 Alaska Revolving Facility are to be used, subject to certain limitations, (a) to issue letters of credit to replace or backstop existing letters of credit of Alaska Communications and its direct and indirect subsidiaries, and (b) for working capital purposes, capital expenditures and other general corporate purposes. As of June 30, 2025, $5.0 million was outstanding under the 2024 Alaska Revolving Facility and $1.0 million of letters of credit were issued. As a result, $84.0 million was available under the 2024 Alaska Revolving Facility as of June 30, 2025.

 The 2024 Alaska Credit Facility also provides for incremental term loans (“Incremental Term Loans”) up to an aggregate principal amount of the greater of $91 million and Alaska Communications’ trailing consolidated twelve-month EBITDA (as defined in the 2024 Alaska Credit Agreement), subject to the Borrower meeting certain conditions.

In connection with the 2024 Alaska Credit Facility, we incurred $6.9 million of fees and rolled over $2.1 million of fees for the 2022 Alaska Credit Facility to be amortized over the life of the debt. As of June 30, 2025, we had $7.5 million of unamortized fees, which are being amortized over the life of the debt, associated with the 2024 Alaska Credit Facility.

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

Alaska Term Facility

On June 15, 2022, Holdings entered into a secured lending arrangement with Bristol Bay Industrial, LLC (the “Alaska Term Facility”).

The Alaska Term Facility provided for a secured delayed draw term loan in an aggregate principal amount of up to $7.5 million and the proceeds were used to pay certain invoices from a contractor for work performed in connection with a fiber build. Interest on the Alaska Term Facility accrued at a fixed rate of 4.0% and scheduled quarterly payments of principal commenced on June 30, 2023. The Alaska Term Facility was repaid in full during the six months ended June 30, 2024.

Alaska Interest Rate Swap Agreements

In November 2023, Alaska Communications entered into two forward starting 1-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200 million, with fixed SOFR rates of 4.8695% and 4.8980%. The swap agreement had a fair value of $(0.5) million as of December 31, 2024, and matured on June 30, 2025.

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

As of June 30, 2025, Commnet Wireless had $40.5 million outstanding, of which $8.2 million was classified as being current and $32.3 million as long-term on our balance sheet, and $9.2 million of availability under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.3 million were unamortized as of June 30, 2025.

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

IDB Credit Facilities

On May 8, 2025, OneGY entered into a Credit Agreement (the “2025 IDB Credit Facilities”) with Inter-American Investment Corporation (“IDB Invest”) to provide a Revolving Credit Commitment of $10.0 million (the “2025 IDB Revolving Facility”) and Term Loan Commitment of up to $30.0 million (the “2025 IDB Term Loan”). The debt is secured by certain assets of OneGY and is not guaranteed by the Company.

Each disbursement under the 2025 IDB Revolving Facility requires an established repayment date. Amounts may be prepaid with prior notice to IDB Invest.

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

Amounts borrowed under the 2025 IDB Credit Facilities bear interest at a rate equal to the applicable secured overnight financing rate as administered by the Federal Reserve Bank of New York (SOFR) plus an applicable margin of 2.4% for the Revolving Facility and 3.0% for the Term Loans. In the case of the IDB Term Loan, there is a prepayment fee equal to 1% until the first anniversary from the effective date, 0.5% until the second anniversary from the effective date, and 0.0% thereafter.

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

As of June 30, 2025, OneGY had $5.0 million outstanding under the 2025 IDB Revolving Facility. There were no outstanding borrowings under the 2025 IDB Term loan as of that date.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent of the RUS noteholders. The agreements also contain a financial covenant which Sacred Wind was not in compliance with as of December 31, 2024. Sacred Wind submitted a corrective action plan to comply with the financial covenant by December 31, 2028. The corrective action plan was accepted by the RUS and, as of June 30, 2025, we were in compliance with that corrective action plan.

As of June 30, 2025, $23.2 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.4 million was current and $19.8 million was long term.

The mortgage notes carry fixed interest rates ranging from 0.88% to 5.0%.

OneVI Debt

We, and certain of our subsidiaries, have entered into a $60.0 million loan agreement (the “OneVI Debt”) with National Cooperative Services Corporation (“NCSC”). The OneVI Debt agreement contains customary representations, warranties, and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “Net Leverage Ratio”). This covenant is tested on an annual basis at the end of each fiscal year. Interest is paid quarterly at a fixed rate of 4.0% per annum and principal repayment is not required until maturity on July 1, 2026. Prepayment of the OneVI Debt may be subject to a fee under certain circumstances. The debt is secured by certain assets of the OneVI subsidiaries and is guaranteed by us.

We paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the OneVI Debt. The fee was recorded as a reduction to the OneVI Debt carrying amount and is being amortized over the life of the loan.

As of June 30, 2025, $60.0 million of the OneVI Debt remained outstanding.

On May 5, 2022, the Net Leverage Ratio was amended to 7.0 to 1.0 through the maturity date of July 1, 2026. The Ratio is tested annually, and we were in compliance with the Net Leverage Ratio as of December 31, 2024.

On July 17, 2025, NCSC issued a commitment letter to amend and extend the maturity date of the loan to July 1, 2035. The interest rate will be reset on the original loan maturity date of July 1, 2026. On July 1, 2026, the loan will be subject to a quarterly repayment schedule. The covenants tested on an annual basis will change as of December 31, 2026.

Debt Maturity

The table below summarizes the annual maturities of our debt instruments (amounts in thousands):

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other	Debt	Credit Facility
July 1, 2025 through December 31, 2025	$1,778	$5,000	$3,250	$10,028	$3,960
Year ending December 31, 2026	5,469	60,000	8,125	73,594	8,409
Year ending December 31, 2027	13,098	—	9,750	22,848	8,807
Year ending December 31, 2028	18,858	—	86,370	105,228	9,229
Year ending December 31, 2029	282,749	—	93,438	376,187	6,041
Thereafter	6,239	—	—	6,239	4,085
Total	328,191	65,000	200,933	594,124	40,531
Debt Discounts	(7,719)	(100)	(2,906)	(10,725)	(309)
Book Value as of June 30, 2025	$320,472	$64,900	$198,027	$583,399	$40,222

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

In addition, the 2023 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2025, we were in compliance with all of the financial covenants of the 2023 CoBank Credit Facility.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the three months ended June 30, 2025 and 2024, we recorded $0.6 million and $0.3 million, respectively, in losses on foreign currency transactions. During the six months ended June 30, 2025 and 2024, we recorded $1.0 million and $0.5 million, respectively, in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

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

Interest Rate Sensitivity. As of June 30, 2025, we had $510.9 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 100-basis-point change in the interest rates on our variable rate debt would result in a $5.1 million change in our annual interest expense.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loans within our credit facilities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer. On December 14, 2023, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”).  We have $15.0 million available to be repurchased under that plan as of June 30, 2025.

The following table reflects the repurchases by us of our common stock during the quarter ended June 30, 2025:

				(d)
				Maximum
				Number (or
			(c)	Approximate
		(b)	Total Number of	Dollar Value) of
	(a)	Average	Shares Purchased	Shares that May
	Total Number	Price	as Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
April 1, 2025 — April 30, 2025	—	$—	—	$15,000,000
May 1, 2025 — May 31, 2025	25	16.04	—	15,000,000
June 1, 2025 — June 30, 2025	2,590	15.36	—	15,000,000

(1)	Includes 25 shares purchased on May 3, 2025 and 2,590 shares purchased on June 17, 2025 from our directors, executive officers and other employees who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the 2023 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

While the Company does allow for its officers and directors to enter into trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1 with the Company’s prior approval, during the quarter ended June 30, 2025, none of the Company's directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

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

ATN International, Inc.

Date: August 11, 2025	/s/ Brad W. Martin
Brad W. Martin
Chief Executive Officer

Date: August 11, 2025	/s/ Carlos R. Doglioli
Carlos R. Doglioli
Chief Financial Officer