Form 10-Q
period 2025-09-30
ATN International, Inc.
filed 2025-11-10
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had outstanding 15,257,391 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended September 30, 2025

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, the Company’s future financial performance, business goals and objectives, and results of operations, and management’s plans, expectations and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results. Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of the Company’s operations, including operating margins, revenues, capital expenditures, the impact of cost savings initiatives, and the retention of and future growth of the Company’s subscriber base; (2) the Company’s reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to the Company’s network infrastructure; (3) the Company’s ability to satisfy the needs and demands of the Company’s major carrier customers; (4) the Company’s ability to realize expansion plans for its fiber markets; (5) the adequacy and expansion capabilities of the Company’s network capacity and customer service system to support the Company’s customer growth; (6) the Company’s ability to efficiently and cost-effectively upgrade the Company’s networks and information technology platforms to address rapid and significant technological changes in the telecommunications industry; (7) the Company’s continued access to capital and credit markets on terms it deems favorable; (8) government subsidy program availability and regulation of the Company’s businesses, which may impact the Company’s telecommunications licenses, the Company’s revenue and the Company’s operating costs; (9) the timeliness and availability of government program funding, permitting and approvals during the ongoing U.S. government shutdown; (10) the impact (if any) of geopolitical instability and U.S. military presence in the Caribbean; (11) the Company’s ability to successfully transition its US Telecom business away from wholesale mobility to other carrier and consumer-based services; (12) ongoing risk of an economic downturn, political, geopolitical and other risks and opportunities facing the Company’s operations, including those resulting from changes to trade policies or tariff regulations, financial market volatility and disruption, uncertain economic conditions in the U.S. and abroad, inflationary concerns, and other macroeconomic headwinds including increased costs and supply chain disruptions; (13) management transitions, and the loss of, or an inability to recruit skilled personnel in the Company’s various jurisdictions, including key members of management; (14) the Company’s ability to find investment or acquisition or disposition opportunities that fit the strategic goals of the Company; (15) the occurrence of weather events and natural catastrophes and the Company’s ability to secure the appropriate level of insurance coverage for these assets; and the impact of such events on the timing of project implementation and corresponding revenue; and (16) increased competition. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2025, and the other reports the Company files from time to time with the SEC. The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors that may affect such forward-looking statements, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$106,163	$73,393
Restricted cash	13,477	15,851
Short-term investments	395	300
Accounts receivable, net of allowances for credit losses of $15.3 million and $15.1 million, respectively	81,301	83,719
Government grant receivables	36,682	50,511
Customer receivable	9,135	7,986
Inventory, materials and supplies	13,193	15,191
Prepayments and other current assets	59,065	62,210
Assets held for sale	7,757	—
Total current assets	327,168	309,161

Fixed assets, net	997,478	1,040,193
Telecommunication licenses, net	105,487	113,319
Goodwill	4,835	4,835
Intangible assets, net	8,589	11,990
Operating lease right-of-use assets	101,720	99,427
Customer receivable - long term	36,735	41,030
Other assets	116,669	107,148
Total assets	$1,698,681	$1,727,103
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$9,851	$8,226
Current portion of customer receivable credit facility	8,322	8,031
Accounts payable and accrued liabilities	165,815	178,172
Dividends payable	4,196	3,627
Accrued taxes	13,753	8,234
Current portion of lease liabilities	15,478	16,188
Advance payments and deposits	42,320	44,836
Total current liabilities	259,735	267,314
Deferred income taxes	1,184	4,882
Lease liabilities, excluding current portion	78,509	77,469
Deferred revenue, long-term	48,577	55,116
Other liabilities	63,111	65,235
Customer receivable credit facility, net of current portion	29,876	36,203
Long-term debt, excluding current portion	569,755	549,130
Total liabilities	1,050,747	1,055,349
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	70,227	65,704
Common redeemable noncontrolling interests	14,101	10,599
Total redeemable noncontrolling interests	84,328	76,303
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 18,061,239 and 17,879,110 shares issued, respectively, 15,257,391 and 15,114,216 shares outstanding, respectively	181	179
Treasury stock, at cost; 2,803,848 and 2,764,894 shares, respectively	(103,183)	(102,413)
Additional paid-in capital	218,653	212,759
Retained earnings	325,279	368,191
Accumulated other comprehensive income	11,376	10,777
Total ATN International, Inc. stockholders’ equity	452,306	489,493
Noncontrolling interests	111,300	105,958
Total equity	563,606	595,451
Total liabilities, redeemable noncontrolling interests and equity	$1,698,681	$1,727,103

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
REVENUE:
Communication services	$177,752	$174,422	$526,657	$533,055
Construction	1,115	203	4,377	2,609
Other	4,298	3,826	12,726	12,863
Total revenue	183,165	178,451	543,760	548,527
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	77,850	78,973	233,239	235,499
Cost of construction revenue	1,086	205	4,770	2,588
Selling, general and administrative	54,293	53,601	165,684	172,580
Stock-based compensation	1,966	1,831	6,556	6,521
Transaction-related charges	444	3,791	2,072	3,809
Restructuring and reorganization expenses	1,990	2,345	8,727	3,535
Depreciation and amortization	32,938	37,299	101,327	107,196
Amortization of intangibles from acquisitions	1,212	1,991	3,664	5,916
(Gain) loss on disposition of assets, transfers and contingent consideration	1,556	1,504	4,991	(14,919)
Goodwill impairment	—	35,269	—	35,269
Total operating expenses	173,335	216,809	531,030	557,994
Income from operations	9,830	(38,358)	12,730	(9,467)
OTHER INCOME (EXPENSE)
Interest income	157	212	561	799
Interest expense	(11,628)	(12,695)	(36,388)	(36,552)
Other income (expense)	522	(645)	(2,637)	(1,052)
Other expense	(10,949)	(13,128)	(38,464)	(36,805)
INCOME (LOSS) BEFORE INCOME TAXES	(1,119)	(51,486)	(25,734)	(46,272)
Income tax benefit	(5,052)	(12,035)	(9,019)	(10,213)
NET INCOME (LOSS)	3,933	(39,451)	(16,715)	(36,059)
Net loss attributable to noncontrolling interests, net of tax (benefit) expense of $(0.6) million, ($0.9) million, $(1.0) million and $(1.0) million, respectively	410	6,760	5,104	6,059
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$4,343	$(32,691)	$(11,611)	$(30,000)
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$0.18	$(2.26)	$(1.06)	$(2.24)
Diluted	$0.18	$(2.26)	$(1.06)	$(2.24)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,257	15,114	15,204	15,268
Diluted	15,267	15,114	15,204	15,268
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.275	$0.24	$0.79	$0.72

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

(In Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$3,933	$(39,451)	$(16,715)	$(36,059)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax expense of $0, $0.5 million, $0 and $(0.1) million, respectively	(258)	(1,412)	599	310
Other comprehensive income (loss), net of tax	(258)	(1,412)	599	310
Comprehensive income (loss)	3,675	(40,863)	(16,116)	(35,749)
Less: Comprehensive loss attributable to noncontrolling interests	410	6,760	5,104	6,059
Comprehensive income (loss) attributable to ATN International, Inc.	$4,085	$(34,103)	$(11,012)	$(29,690)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, June 30, 2025	$181	$(103,183)	$216,856	$333,231	$11,634	$458,719	$109,053	$567,772
Stock-based compensation	—	—	1,797	—	—	1,797	169	1,966
Dividends declared on common stock ($0.275 per common share)	—	—	—	(4,193)	—	(4,193)	—	(4,193)
Repurchase of noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Accrued dividend - redeemable preferred units	—	—	—	(1,558)	—	(1,558)	—	(1,558)
Deemed dividend - redeemable common units	—	—	—	(6,544)	—	(6,544)	2,489	(4,055)
Comprehensive income:
Net income (loss)	—	—	—	4,343	—	4,343	(410)	3,933
Other comprehensive loss	—	—	—	—	(258)	(258)	—	(258)
Total comprehensive income (loss)	—	—	—	4,343	(258)	4,085	(410)	3,675
Balance, September 30, 2025	$181	$(103,183)	$218,653	$325,279	$11,376	$452,306	$111,300	$563,606

Balance, June 30, 2024	$173	$(102,379)	$209,944	$409,043	$9,990	$526,771	$101,994	$628,765
Excise tax paid on shares repurchased	—	—	(115)	—	—	(115)	—	(115)
Stock-based compensation	—	—	1,572	—	—	1,572	259	1,831
Dividends declared on common stock ($0.24 per common share)	—	—	—	(3,628)	—	(3,628)	(110)	(3,738)
Accrued dividend - redeemable preferred units	—	—	—	(1,426)	—	(1,426)	—	(1,426)
Deemed dividend - redeemable common units	—	—	—	1,724	—	1,724	7,945	9,669
Comprehensive income:
Net income (loss)	—	—	—	(32,691)	—	(32,691)	(6,760)	(39,451)
Other comprehensive income	—	—	—	—	(1,412)	(1,412)	—	(1,412)
Total comprehensive income	—	—	—	(32,691)	(1,412)	(34,103)	(6,760)	(40,863)
Balance, September 30, 2024	$173	$(102,379)	$211,401	$373,022	$8,578	$490,795	$103,328	$594,123

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2024	$179	$(102,413)	$212,759	$368,191	$10,777	$489,493	$105,958	$595,451
Issuance of 181,489 shares of common stock	2	—	(2)	—	—	—	—	—
Repurchase of 38,314 shares of common stock	—	(770)	—	—	—	(770)	—	(770)
Stock-based compensation	—	—	5,903	—	—	5,903	653	6,556
Dividends declared on common stock ($0.79 per common share)	—	—	—	(12,041)	—	(12,041)	(1,404)	(13,445)
Repurchase of noncontrolling interests	—	—	(7)	—	—	(7)	(38)	(45)
Accrued dividend - redeemable preferred units	—	—	—	(4,523)	—	(4,523)	—	(4,523)
Deemed dividend - redeemable common units	—	—	—	(14,737)	—	(14,737)	11,235	(3,502)
Comprehensive income:
Net income (loss)	—	—	—	(11,611)	—	(11,611)	(5,104)	(16,715)
Other comprehensive income	—	—	—	—	599	599	—	599
Total comprehensive income (loss)	—	—	—	(11,611)	599	(11,012)	(5,104)	(16,116)
Balance, September 30, 2025	$181	$(103,183)	$218,653	$325,279	$11,376	$452,306	$111,300	$563,606

Balance, December 31, 2023	$173	$(90,447)	$205,797	$417,282	$8,268	$541,073	$96,730	$637,803
Repurchase of 483,899 shares of common stock	—	(11,932)	(115)	—	—	(12,047)	—	(12,047)
Stock-based compensation	—	—	5,719	—	—	5,719	802	6,521
Dividends declared on common stock ($0.72 per common share)	—	—	—	(10,973)	—	(10,973)	(2,266)	(13,239)
Accrued dividend - redeemable preferred units	—	—	—	(4,154)	—	(4,154)	—	(4,154)
Deemed dividend - redeemable common units	—	—	—	867	—	867	14,121	14,988
Comprehensive income:
Net income (loss)	—	—	—	(30,000)	—	(30,000)	(6,059)	(36,059)
Other comprehensive income	—	—	—	—	310	310	—	310
Total comprehensive income	—	—	—	(30,000)	310	(29,690)	(6,059)	(35,749)
Balance, September 30, 2024	$173	$(102,379)	$211,401	$373,022	$8,578	$490,795	$103,328	$594,123

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,715)	$(36,059)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	101,327	107,196
Amortization of intangibles from acquisitions	3,664	5,916
Provision for doubtful accounts	6,495	4,209
Amortization of debt issuance costs	2,154	1,915
(Gain) loss on disposition of assets, transfers and contingent consideration	4,991	(14,919)
Stock-based compensation	6,556	6,521
Deferred income taxes	(12,767)	(14,409)
Loss on extinguishment of debt	—	760
Gain on investments	(246)	(484)
Goodwill impairment	—	35,269
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable and government grant receivables	(2,305)	8,958
Customer receivable	3,146	3,076
Prepaid income taxes	—	23
Accrued taxes	5,326	(3,187)
Materials and supplies, prepayments, and other current assets	4,889	(893)
Accounts payable and accrued liabilities and advance payments and deposits	2,880	(1,163)
Other assets	(1,935)	288
Other liabilities	(9,771)	(5,591)
Net cash provided by operating activities	97,689	97,426
Cash flows from investing activities:
Capital expenditures	(60,925)	(85,672)
Government capital programs
Amounts disbursed	(67,303)	(71,849)
Amounts received	61,145	72,531
Purchase of intangible assets	—	(573)
Proceeds from strategic investments	—	790
Purchase of investments - employee benefit plan	(44)	(55)
Proceeds from investments - employee benefit plan	730	560
Proceeds from sale of assets	261	17,910
Net cash used in investing activities	(66,136)	(66,358)
Cash flows from financing activities:
Dividends paid on common stock	(11,475)	(11,047)
Distributions to noncontrolling interests	(1,404)	(2,226)
Payment of debt issuance costs	(285)	(6,548)
Finance lease payments	(1,260)	(1,357)
Term loan - repayments	(5,795)	(239,430)
Term loan - borrowings	—	300,000
Revolving credit facility – borrowings	83,500	90,000
Revolving credit facility – repayments	(57,500)	(94,002)
Proceeds from customer receivable credit facility	—	5,740
Repayment of customer receivable credit facility	(6,123)	(5,669)
Purchases of common stock – stock- based compensation	(770)	(1,932)
Purchases of common stock – share repurchase plan	—	(10,000)
Repurchases of noncontrolling interests	(45)	—
Net cash (used in) provided by financing activities	(1,157)	23,529
Net change in cash, cash equivalents, and restricted cash	30,396	54,597
Total cash, cash equivalents, and restricted cash, beginning of period	89,244	62,167
Total cash, cash equivalents, and restricted cash, end of period	$119,640	$116,764
Supplemental cash flow information:
Interest paid	$34,305	$34,757
Taxes paid	$3,026	$5,739
Dividends declared, not paid	$4,196	$3,627
Noncash operating activity:
Assets held for sale	$7,757	$—
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses
Amounts accrued for reimbursable capital expenditures from government capital programs	$13,634	$32,467
Amounts accrued for non-reimbursable capital expenditures	$10,252	$14,031

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

For further information about the Company’s financial segments see Note 13 to the Consolidated Financial Statements included in this Report.

As of September 30, 2025, the Company offered the following types of services to its customers:

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

Through September 30, 2025, the Company identified two operating segments to manage and review its operations, as well as to support investor presentations of its results. These two operating segments are as follows:

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

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served during the nine months ended September 30, 2025:

International Telecom			US Telecom
Services	Markets	Tradenames (1)	Services	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications, Brava	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic, Brava	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands, Cayman Islands	One Communications, Essextel, Logic, Brava	Carrier Services	United States	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, Brava	Managed Services	United States	Alaska Communications, Choice
(1)	In 2024, the Company completed a rebranding in Guyana, and GTT is now known as “One Communications.” The Company refers to its business in Guyana as “OneGY” throughout this Report. In April 2025, the Company completed a rebranding in the US Virgin Islands and Viya is now known as “One Communications.” The Company refers to its business in the U.S. Virgin Islands as “OneVI” throughout this Report.

For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Assets held for sale

The Company reclassified $7.8 million of telecommunication licenses, net, included within its US Telecom segment, to assets held for sale in its September 30, 2025 balance sheet. As of that date, the Company has entered into a sale agreement and received regulatory approval to complete the transaction, and the Company expects to complete the transfer of the licenses in stages beginning in the fourth quarter of 2025 and continuing into the first half of 2026. The Company expects to recognize a pre-tax gain of approximately $6.0 million on the transaction.

Restructuring and reorganization expense

The Company engages in restructuring and reorganization activities from time to time. These activities are primarily reduction in force costs incurred to increase operational efficiency and improve the Company’s operating margins. The Company’s 2024 reorganization plan began in July 2024 and was completed in December 2024. As of September 30, 2025, the 2024 reorganization plan was completed, and all amounts were expensed and paid. The Company’s 2025 reorganization plan began in January 2025. As of September 30, 2025, the Company recorded $8.7 million of costs under the 2025 reorganization plan and of that amount $2.1 million was accrued and payable. The Company expects the 2025 reorganization plan to end in the fourth quarter of 2025 and to incur approximately $1 million of additional costs under the plan. A summary of the restructuring and reorganization costs is below (in thousands).

	Three months ended September 30, 2025
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Employee costs	$577	$344	$229	$1,150
Consulting costs	—	—	840	840
Total	$577	$344	$1,069	$1,990

	Nine months ended September 30, 2025
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Employee costs	$3,420	$2,805	$772	$6,997
Consulting costs	—	—	1,582	1,582
Other	48	30	70	148
Total	$3,468	$2,835	$2,424	$8,727

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for the periods described therein. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025.

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

Recent Accounting Pronouncements

In December 2023, the FASB released Accounting Standard Update (“ASU”) 2023-09, titled “Enhancements to Income Tax Disclosures” (“ASU 2023-09”), with the aim of improving the clarity and usefulness of income tax disclosures. The update focuses primarily on enhancing disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 becomes effective for annual reporting periods starting after December 15, 2024, with early adoption permitted. While the changes prescribed by ASU 2023-09 are implemented prospectively, retrospective application is also allowed. The Company has chosen not to early adopt this standard and is currently assessing its potential impact on its consolidated financial statements and accompanying disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statements Expenses (DISE)” (ASU 2024-03), which requires that a public entity provide additional disclosure of the nature of expenses included in the income statement. The update requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with retrospective application. The standard allows early adoption of these requirements, and the Company is currently evaluating the disclosure impacts of adoption.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other – Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (ASU 2025-06). ASU 2025-06 removes references to software development project stages and requires software cost capitalization when two criteria are met (i) management has authorized and committed to funding the project, and (ii) it is probable that the project will be completed and used as intended. ASU 2025-06 will be effective for annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impacts of our adoption.

In July 2025, the FASB issued ASU No. 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets” (ASU 2025-05), which provides a practical expedient for all entities to assume current conditions as of the balance sheet date will remain through the reasonable and supportable forecast period for eligible assets. Entities will be required to adjust the historical data used in the estimation of credit losses to reflect current conditions. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025 and should be applied prospectively. The Company is currently evaluating the impacts of our adoption.

3. REVENUE RECOGNITION AND RECEIVABLES

The Company records revenue in accordance with the FASB’s Accounting Standard Codification (“ASC”) Topic 606, “Revenue Recognition” (“ASC 606”), from contracts with customers and ASC Topic 842, “Leases” (“ASC 842”), from lease agreements, as well as government grants. Lease revenue recognized under ASC 842 is disclosed in Note 4 and government support revenue is disclosed in Note 8.

Timing of Revenue Recognition

Revenue recognized consisted of the following for the periods presented below (in thousands):

	Three months ended September 30, 2025			Three months ended September 30, 2024
	International	US		International	US
	Telecom	Telecom	Total	Telecom	Telecom	Total
Services transferred over time	$89,842	$70,785	$160,627	$89,139	$69,856	$158,995
Goods and services transferred at a point in time	3,735	2,565	6,300	3,591	2,016	5,607
Total revenue accounted for under ASC 606	$93,577	$73,350	$166,927	$92,730	$71,872	$164,602
Operating lease income	203	2,271	2,474	157	1,918	2,075
Government support revenue (1)	1,363	12,401	13,764	1,394	10,380	11,774
Total revenue	$95,143	$88,022	$183,165	$94,281	$84,170	$178,451

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	International	US		International	US
	Telecom	Telecom	Total	Telecom	Telecom	Total
Services transferred over time	$269,554	$208,965	$478,519	$267,970	$219,728	$487,698
Goods and services transferred at a point in time	10,355	9,177	19,532	10,243	8,935	19,178
Total revenue accounted for under ASC 606	$279,909	$218,142	$498,051	$278,213	$228,663	$506,876
Operating lease income	579	5,926	6,505	304	5,989	6,293
Government support revenue (1)	4,045	35,159	39,204	4,180	31,178	35,358
Total revenue	$284,533	$259,227	$543,760	$282,697	$265,830	$548,527

(1)	Revenue recognized from CAF II, USF and RDOF programs (each as defined below). Refer to Note 8.

Contract Assets and Liabilities

In July 2019, the Company entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that was subsequently amended through March 31, 2025 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, the Company is building a portion of AT&T’s network for the First Responder Network Authority in or near the Company’s current operating areas in the western United States (the “FirstNet Transaction”). The FirstNet Transaction includes construction and service performance obligations. The current portion of receivables under the FirstNet Agreement is recorded in customer receivable, and the long-term portion is recorded in customer receivable long-term on the Company’s balance sheet.

Contract assets and liabilities consisted of the following (amounts in thousands):

	September 30, 2025	December 31, 2024	$ Change	% Change
Contract asset – current	$3,456	$3,920	$(464)	(11.8)%
Contract asset – noncurrent	4,933	5,368	(435)	(8.1)%
Contract liability – current	(28,226)	(28,932)	706	(2.4)%
Contract liability – noncurrent	(49,483)	(55,116)	5,633	(10.2)%
Net contract liability	$(69,320)	$(74,760)	$5,440	(7.3)%

The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and recognition of deferred revenue. During the nine months ended September 30, 2025, the Company recognized revenue of $26.0 million related to its December 31, 2024 contract liability and amortized $3.1 million of the December 31, 2024 contract asset to revenue. During the nine months ended September 30, 2024, the Company recognized revenue of $26.2 million related to its December 31, 2023 contract liability and amortized $3.7 million of the December 31, 2023 contract asset to revenue.

Contract Acquisition Costs

The September 30, 2025 and December 31, 2024 balance sheets include contract acquisition costs of $11.4 million and $10.7 million, respectively, in other assets. During the three and nine months ended September 30, 2025, the Company amortized $1.8 million and $5.2 million, respectively, of contract acquisition costs. During the three and nine months ended September 30, 2024, the Company amortized $1.7 million and $4.9 million, respectively, of contract acquisition costs.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear Mobility and Fixed communication services contracts, Managed Services contracts, and the Company’s Carrier Services construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $586 million at September 30, 2025. The Company expects to satisfy approximately 45% of the remaining performance obligations and recognize the transaction price within 24 months and approximately $60 million annually from 2027 through 2032. The Company omits performance obligations associated with a contract with a duration of one year or less and variable consideration under the right to invoice or wholly unsatisfied performance obligation practical expedients from this disclosure.

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

The Company had gross accounts receivables of $96.6 million and $98.8 million as of September 30, 2025 and December 31, 2024, respectively. The Company also recorded allowances for credit losses against these receivables of $15.3 million and $15.1 million as of September 30, 2025 and December 31, 2024, respectively.

In addition, the Company also recorded a receivable under the FirstNet Agreement totaling $45.9 million as of September 30, 2025, of which $9.1 million was current and $36.8 million was long-term, and had a receivable under that same agreement of $49.0 million as of December 31, 2024, of which $8.0 million was current and $41.0 million was long-term. As of September 30, 2025, the Company had recorded $36.7 million of receivables under certain government support agreements, which included $25.3 million under the Replace and Remove Program and $11.4 million related to the Company’s participation in other government support programs. As of December 31, 2024, the Company had recorded $50.5 million of receivables under certain government support agreements, which included $37.7 million under the Replace and Remove Program and $12.8 million under the Company’s participation in other government support programs (refer to Note 8).

The Company monitors receivables through the use of historical operating data adjusted for the expectation of future performance as appropriate. Activity in the allowance for credit losses is below (in thousands):

	Nine months ended
	September 30, 2025	September 30, 2024

Balance at beginning of period	$15,132	$16,362
Current period provision for expected losses	6,495	4,209
Write-offs charged against the allowance	(7,286)	(5,511)
Recoveries collected	940	255
Balance at end of period	$15,281	$15,315

4. LEASES

Lessee Disclosure

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between three and 10 years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease cost:
Operating lease cost	$6,371	$5,884	$18,351	$16,989
Short-term lease cost	1,629	657	4,262	2,105
Variable lease cost	1,865	1,415	5,639	4,539
Total operating lease cost	$9,865	$7,956	$28,252	$23,633

Finance lease cost:
Amortization of right-of-use asset	$1,369	$1,647	$5,149	$3,235
Variable costs	108	170	530	538
Interest costs	88	87	262	287
Total finance lease cost	$1,565	$1,904	$5,941	$4,060

During the nine months ended September 30, 2025 and 2024, the Company paid $18.7 million and $14.8 million, respectively, for operating lease liabilities. During the nine months ended September 30, 2025 and 2024, the Company recorded $16.9 million and $11.5 million, respectively, of operating lease liabilities arising from right of use assets.

At September 30, 2025, finance leases with a net book value of $24.8 million were included in fixed assets, net. During the nine months ended September 30, 2025, the Company paid $1.3 million of financing cash flows and $0.3 million of operating cash flows for finance lease liabilities. During the nine months ended September 30, 2024, the Company paid $1.4 million of financing cash flows and $0.3 million of operating cash flows for finance lease liabilities. At September 30, 2025, finance leases had a lease liability of $4.1 million, of which $0.8 million was current.

At December 31, 2024, finance leases with a net book value of $29.6 million were included in fixed assets, net.

The weighted average remaining lease terms and discount rates as of September 30, 2025 and December 31, 2024 are set forth in the table below:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term
Operating leases	11.8 years	12.6 years
Financing leases	5.7 years	11.5 years

Weighted-average discount rate
Operating leases	7.8%	6.8%
Financing leases	8.6%	7.4%

Maturities of lease liabilities as of September 30, 2025 were as follows (in thousands):

	Operating Leases	Financing Leases
2025 (excluding the nine months ended September 30, 2025)	$5,864	$311
2026	19,325	1,043
2027	16,756	1,006
2028	12,827	737
2029	9,181	537
Thereafter	81,082	1,658
Total lease payments	145,035	5,292
Less imputed interest	(55,121)	(1,219)
Total	$89,914	$4,073

Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

	Operating Leases	Financing Leases
2025	$20,764	$1,649
2026	15,881	847
2027	12,949	825
2028	9,901	632
2029	7,134	516
Thereafter	79,843	1,630
Total lease payments	146,472	6,099
Less imputed interest	(57,512)	(1,402)
Total	$88,960	$4,697

As of September 30, 2025, the Company did not have any material operating or finance leases that had not yet commenced.

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its wireless cell sites and buildings. For the nine months ended September 30, 2025 and 2024, the Company recorded $6.5 million and $6.3 million, respectively, of lease income from agreements for which the Company is the lessor. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated (in thousands):

2025 (excluding the nine months ended September 30, 2025)	$2,065
2026	7,984
2027	6,648
2028	5,939
2029	5,260
Thereafter	5,227
Total future lease payments	$33,123

5. USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The most significant estimates relate to revenue recognition, goodwill and long-lived intangible assets, income taxes, and contingencies. Actual results could differ significantly from those estimates.

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

The fair value measurement guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	September 30, 2025
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$395	$—	$—	$395
Employee benefit plan investments	2,327	—	—	2,327
Interest rate swap	—	(356)	—	(356)
Alloy redeemable common units (1)	—	—	(14,101)	(14,101)
Warrants on Alaska Communications redeemable common units	—	—	—	—
Total assets and liabilities measured at fair value	$2,722	$(356)	$(14,101)	$(11,735)

	December 31, 2024
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$300	$—	$—	$300
Employee benefit plan investments	2,768	—	—	2,768
Interest rate swap	—	(723)	—	(723)
Warrants on Alaska Communications redeemable common units	—	—	(249)	(249)
Total assets and liabilities measured at fair value	$3,068	$(723)	$(249)	$2,096

(1)	Represents redeemable common units in Alloy, Inc. (“Alloy”), the parent company of the Company’s operations in the western United States. The units were carried at fair value at September 30, 2025 and historical cost at December 31, 2024.

Other Investments

The Company holds investments in equity securities consisting of noncontrolling investments in privately held companies. Historically, the investments are accounted for using the measurement alternative for investments without a readily determinable fair value, or fair value. The fair value investments are valued using Level 3 inputs, and the Company used the income approach to fair value the investment. The inputs consisted of a discount rate and future cash flows calculated based on the investment attributes. As of September 30, 2025, the Company’s investments were all accounted for under the measurement alternative for investments without a readily determinable value. A roll forward of the investments is set forth below (in thousands):

	Investments without a readily determinable fair value	Fair value investments	Total
Balance, December 31, 2024 and September 30, 2025	$41,956	$—	$41,956

Balance, December 31, 2023	$41,710	$1,197	$42,907
Income recognized	47	195	242
Distributions	—	(602)	(602)
Sale of investment	—	(790)	(790)
Balance, September 30, 2024	$41,757	$—	$41,757

These investments are included with other assets on the consolidated balance sheets.

Redeemable Common Units and Warrants

The Company has issued redeemable common units, and warrants to purchase additional common units, in consolidated subsidiaries of the Company. The instruments are redeemable at the option of the holder. The common units are recorded at the higher or historical cost or fair value and the warrants to purchase common units are recorded at fair value in the Company’s financial statements. The common units are recorded in redeemable noncontrolling interest, and the warrants are recorded in other liabilities on the Company’s balance sheets. The put options for the Alloy redeemable common units begin in November 2026. The put options for the Alaska Communications redeemable common units begin the earlier of a public offering or July 2028. The fair value of the Alaska Commun Units was zero at both September 30, 2025 and December 31, 2024. The fair value of the warrants to purchase Alaska common units was zero and $(0.2) million at September 30, 2025 and December 31, 2024, respectively. The Alloy common units were carried at a fair value of $14.1 million and historical cost of $10.6 million, which exceeded fair value, at September 30, 2025 and December 31, 2024, respectively. The Company calculates the fair value of the instruments using a combination of market and discounted cash flows approaches with Level 3 inputs.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of long-term debt is estimated using Level 2 inputs. At September 30, 2025, the fair value of long-term debt, including the current portion, was $585.9 million and its book value was $579.6 million. At December 31, 2024, the fair value of long-term debt, including the current portion, was $564.4 million and its book value was $557.4 million.

The fair value of the customer receivable credit facility is estimated using Level 2 inputs. At September 30, 2025, the fair value of the customer receivable credit facility, including the current portion, was $37.8 million and its book value was $38.2 million. At December 31, 2024, the fair value of the customer receivable credit facility, including the current portion, was $42.7 million and its book value was $44.2 million.

7. LONG-TERM DEBT

2023 CoBank Credit Facility

On July 13, 2023, the Company, along with certain of its subsidiaries as guarantors, entered into a Credit Agreement (as may be amended from time to time, the “2023 CoBank Credit Agreement”) with CoBank, ACB (“CoBank”) and a syndicate of other lenders (the “2023 CoBank Credit Facility”). On July 10, 2024, the Company amended the 2023 CoBank Credit Agreement to add certain subsidiaries as guarantors and to provide further flexibility in order to accept certain grant and government program obligations.

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

Amounts borrowed under the 2023 CoBank Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus an applicable margin ranging between 2.00% to 3.75% for the 2023 CoBank Term Loan and 1.75% to 3.50% for Revolving Loans or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.75% for the 2023 CoBank Term Loan and 0.75% to 2.50% for the 2023 CoBank Revolving Loans.  Swingline loans bear interest at the base rate plus the applicable margin for base rate loans.  The base rate is equal to the higher of (i) 1.00% plus the one-month SOFR rate (ii) the federal funds effective rate (as defined in the 2023 CoBank Credit Agreement) plus 0.50% per annum; or (iii) the prime rate (as defined in the 2023 CoBank Credit Agreement). The applicable margin is determined based on the ratio (as further defined in the 2023 CoBank Credit Agreement) of the Company’s maximum Total Net Leverage Ratio. Under the terms of the 2023 CoBank Credit Agreement, the Company must also pay a fee ranging from 0.25% to 0.50% on the average daily unused portion of the 2023 CoBank Credit Facility over each calendar quarter.

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

The Company capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility, which are being amortized over the life of the debt and $2.7 million were unamortized as of September 30, 2025.

As of September 30, 2025, the Company had $122.7 million outstanding under the 2023 CoBank Term Loan, $75.1 million under the 2023 CoBank Revolving Loan, and had $94.9 million of availability. The Company was in compliance with all financial covenants as of September 30, 2025.

In October 2023, the Company entered into a two-year, forward starting one-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, has a fixed SOFR rate of 4.896% and matures on November 13, 2025. The swap agreement had a fair value of $(0.1) million and $(0.3) million as of September 30, 2025 and December 31, 2024, respectively.

Letter of Credit Facility

On November 14, 2022, the Company entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of the Company and its subsidiaries. As of September 30, 2025, $35.3 million of Standby Letters of Credit had been issued under this agreement.

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

The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the 2022 Alaska Credit Facility (as defined below) in the amount of approximately $279 million plus accrued and unpaid interest, (b) to pay fees and expenses associated with the completion of this transaction, and (c) for general corporate purposes. As of September 30, 2025, $300.0 million was outstanding under the 2024 Alaska Term Facility.

Proceeds from the 2024 Alaska Revolving Facility are to be used, subject to certain limitations, (a) to issue letters of credit to replace or backstop existing letters of credit of Alaska Communications and its direct and indirect subsidiaries, and (b) for working capital purposes, capital expenditures and other general corporate purposes. As of September 30, 2025, $9.5 million was outstanding under the 2024 Alaska Revolving Facility and $0.6 million of letters of credit were issued. As a result, $79.9 million was available under the 2024 Alaska Revolving Facility as of September 30, 2025.

 The 2024 Alaska Credit Facility also provides for incremental term loans (“Incremental Term Loans”) up to an aggregate principal amount of the greater of $91 million and Alaska Communications’ trailing consolidated twelve-month EBITDA (as defined in the 2024 Alaska Credit Agreement), subject to the Borrower meeting certain conditions.

In connection with the 2024 Alaska Credit Facility, the Company incurred $6.9 million of fees and rolled over $2.1 million of fees for the 2022 Alaska Credit Facility to be amortized over the life of the debt. As of September 30, 2025, the Company had $7.1 million of unamortized fees, which are being amortized over the life of the debt, associated with the 2024 Alaska Credit Facility.

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

The Company is not a guarantor under the 2024 Alaska Credit Agreement, and the lenders have no recourse against the Company in the event of an occurrence of an “Event of Default” as defined therein.

2022 Alaska Credit Facility

On December 23, 2022, Alaska Communications entered into a Credit Agreement (the “2022 Alaska Credit Agreement”) with Fifth Third Bank, National Association, as administrative agent, and a syndicate of lenders (the “2022 Alaska Credit Facility”) to provide a Revolving Credit Commitment of $75.0 million (the “2022 Alaska Revolving Facility”) and Term Loan Commitment of $230.0 million (the “2022 Alaska Term Loan”).

The key terms and conditions of the 2022 Alaska Credit Facility included the following:

●	Amounts outstanding bore an interest rate of the forward-looking SOFR rate with a one-month interest period, plus the SOFR Spread Adjustment of 10 basis points, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the 2022 Alaska Credit Agreement) or at an alternate base rate at a margin that is 1% lower than the counterpart SOFR margin;

●	Principal repayments of $1.4 million were made quarterly commencing with the fourth quarter of 2023;

●	Alaska Communications was required to maintain financial ratios as defined in the 2022 Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1, stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1. In addition to these financial ratios, Alaska Communications was subject to customary representations, warranties and covenants, including limitations on additional indebtedness, liens, consolidations, mergers, assets sales, advances, investments and loans, transactions with affiliates, sale and leaseback transactions, subordinated indebtedness, and changes in the nature of its business; and

●	The 2022 Alaska Credit Facility was non-recourse to the Company and was secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

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

Alaska Interest Rate Swap Agreements

In November 2023, Alaska Communications entered into two forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200.0 million, with fixed SOFR rates of 4.8695% and 4.8980% and both agreements matured on June 30, 2025. The swap agreement had a fair value of $(0.5) million as of December 31, 2024, and matured on June 30, 2025.

On September 26, 2025, Alaska Communications entered into four forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the four agreements was $200 million, with fixed SOFR rates ranging from 3.4290% to 3.4485%. The swap agreements had a fair value of $(0.3) million as of September 30, 2025.

FirstNet Receivables Credit Facility

On March 26, 2020, Commnet Finance, a wholly owned subsidiary of Commnet Wireless, entered into a receivables credit facility with Commnet Wireless and CoBank (the “Receivables Credit Facility”).

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

As of September 30, 2025, Commnet Wireless had $38.5 million outstanding, of which $8.3 million was classified as being current and $30.2 million as long-term on the Company’s balance sheet, and $9.2 million of availability under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility, which are being amortized over the life of the debt and $0.3 million were unamortized as of September 30, 2025.

Guyana Credit Facilities

On October 12, 2022, OneGY entered into a $2.9 million term facility and a $5.7 million overdraft facility (the “Guyana Credit Facilities”) with Republic Bank (Guyana) Limited. The Guyana Credit Facilities were secured by real estate assets and carried a fixed interest rate of 7.5%. On November 29, 2024, the overdraft facility and term facility were canceled at the request of OneGY.

IDB Credit Facilities

On May 8, 2025, OneGY entered into a Credit Agreement (the “2025 IDB Credit Agreement”) with Inter-American Investment Corporation (“IDB Invest”) to provide (the “2025 IDB Credit Facilities”) a Revolving Credit Commitment of $10.0 million (the “2025 IDB Revolving Facility”) and Term Loan Commitment of up to $30.0 million (the “2025 IDB Term Loan”). The debt is secured by certain assets of OneGY and is not guaranteed by the Company.

Each disbursement under the 2025 IDB Revolving Facility requires an established repayment date. Amounts may be prepaid with prior notice to IDB Invest.

Beginning in the second quarter of 2027, amounts drawn on the 2025 IDB Term Loan must be repaid in quarterly principal payments in the amounts set forth below, with the outstanding principal balance maturing on the tenth anniversary of the effective date. The 2025 IDB Revolving Loan may be repaid at any time on or prior to its maturity of 360 days after the first disbursement date.

2025 IDB Term Loan Quarterly Payment Dates	2025 IDB Term Loan Quarterly Repayments
June 22, 2027 – December 22, 2030	5.0% bi-annually
June 22, 2031 – December 22, 2034	7.5% bi-annually

Amounts borrowed under the 2025 IDB Credit Facilities bear interest at a rate equal to SOFR plus an applicable margin of 2.4% for the 2025 IDB Revolving Facility and 3.0% for the 2025 IDB Term Loan. In the case of the 2025 IDB Term Loan, there is a prepayment fee equal to 1.0% until the first anniversary from the effective date, 0.5% until the second anniversary from the effective date, and 0.0% thereafter.

The 2025 IDB Credit Agreement contains a financial covenant that imposes on OneGY a maximum Net Financial Debt to EBITDA Ratio and a maximum Debt to Equity ratio and a minimum EBITDA to Net Financial Expense Ratio, as well as customary representations, warranties and covenants. The 2025 IDB Credit Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.

As of September 30, 2025, there were no outstanding borrowings under the 2025 IDB Revolving Facility or the 2025 IDB Term loan.

Sacred Wind Term Debt

The Company’s subsidiary, Sacred Wind, has a term debt facility (the “Sacred Wind Term Debt”) with the United States of America, acting through the Administrator of the Rural Utilities Service (“RUS”), which provides financial assistance in the form of loans under the Rural Electrification Act of 1936 to furnish or improve telecommunications and/or broadband services in rural areas, is secured by substantially all of the assets of Sacred Wind and is an underlying mortgage to the United States of America. These mortgage notes are to be repaid in equal monthly installments covering principal and interest beginning after date of issue and expiring by 2035.

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent of the RUS noteholders. The agreements also contain a financial covenant that Sacred Wind was not in compliance with as of December 31, 2024. Sacred Wind submitted a corrective action plan to comply with the financial covenant by December 31, 2028. The corrective action plan was accepted by the RUS and, as of September 30, 2025, Sacred Wind was in compliance with that corrective action plan.

As of September 30, 2025, $22.3 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.4 million was current and $18.9 million was long term.

The mortgage notes carry fixed interest rates ranging from 0.88% to 5.0%.

OneVI Debt

The Company, and certain of its subsidiaries, have entered into a loan agreement (the “OneVI Debt Agreement”) for a $60.0 million loan (the “OneVI Debt”) with National Cooperative Services Corporation (“NCSC”). The OneVI Debt Agreement contains customary representations, warranties, and affirmative and negative covenants

(including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow of 3.5 to 1.0 (the “OneVI Net Leverage Ratio”). This covenant is tested on an annual basis at the end of each fiscal year. Interest is paid quarterly at a fixed rate of 4.0% per annum and principal repayment is not required until maturity on July 1, 2026. Prepayment of amounts under the OneVI Debt Agreement may be subject to a fee under certain circumstances. The debt is secured by certain assets of the OneVI subsidiaries and is guaranteed by the Company.

The Company paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the OneVI Debt Agreement. The fee was recorded as a reduction to the OneVI Debt carrying amount and is being amortized over the life of the loan.

As of September 30, 2025, $60.0 million of the OneVI Debt remained outstanding.

On May 5, 2022, the OneVI Net Leverage Ratio was amended to 7.0 to 1.0 through the maturity date of July 1, 2026. The OneVI Net Leverage Ratio is tested annually, and the Company was in compliance with the OneVI Net Leverage Ratio as of December 31, 2024.

On November 5, 2025, the Company and NCSC amended and extended the maturity date of the OneVI Debt Agreement to July 1, 2035. The interest rate will be reset on the original loan maturity date of July 1, 2026. Beginning in July 2026, the loan will be subject to a quarterly repayment schedule. The covenants tested on annual basis will change as of December 31, 2026. See Note 15 to the Unaudited Condensed Consolidated Financial Statements included in this Report for additional information.

Payment Dates	Annual Principal Repayment
Years 1-3	8%
Years 4-6	10%
Years 7-8	15%
Year 9	18%

Debt Maturity

The table below summarizes the annual maturities of the Company’s debt instruments (amounts in thousands).

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom (1)	Other	Debt	Credit Facility
October 1, 2025 through December 31, 2025	$923	$—	$1,625	$2,548	$1,908
Year ending December 31, 2026	5,469	2,250	8,125	15,844	8,409
Year ending December 31, 2027	13,098	4,500	9,750	27,348	8,807
Year ending December 31, 2028	18,858	4,500	84,870	108,228	9,229
Year ending December 31, 2029	287,249	5,250	93,438	385,937	6,041
Thereafter	6,239	43,500	—	49,739	4,085
Total	331,836	60,000	197,808	589,644	38,479
Debt Discounts	(7,258)	(74)	(2,706)	(10,038)	(281)
Book Value as of September 30, 2025	$324,578	$59,926	$195,102	$579,606	$38,198

(1)	Maturity schedule reflects principal repayment schedule in the amendment to the OneVi Debt Agreement signed November 5, 2025.

8. GOVERNMENT SUPPORT AND SPECTRUM MATTERS

Universal Service Fund and Other Domestic Funding Programs

The Company recognizes revenue from several government funded programs including but not limited to, as follows:

●	The Company receives federal Universal Service Fund (“USF”) support under the Alaska Connect Fund (“ACF”). Beginning January 1, 2025, the Company began receiving $25.6 million per year and expects such annual funding to continue until December 31, 2028. Beginning in 2029 and continuing through 2034, the amount of ACF support will be determined by the Federal Communications Commission (“FCC”) staff taking into consideration broadband deployment funded through the Broadband Equity Access and Deployment Program. The ACF replaced the $19.7 million per year that the Company had previously received in Connect America Fund II (“CAF II”) support in Alaska;
●	As part of the Enhanced Alternative Connect America Model (“E-ACAM”) funding available to the Company’s operations in the southwest, the Company is estimated to receive $102.6 million over the next 14 years, through 2038, with approximately $9 million annually through 2030 before a gradual step down to $6 million annually in 2038;
●	The Company receives $8.0 million per year in CAF II support in the rural southwest until July 2028;
●	The Company receives $5.5 million annually in the US Virgin Islands through December 31, 2025, subject to the requirement to enhance network resiliency and operations in those markets;
●	The Company was awarded $2.3 million annually in the western United States through December 31, 2031, as part of the Rural Digital Opportunity Fund Phase I (“RDOF”) auction. In exchange for this support, the Company committed to deploy voice and broadband service to covered areas within six years and to provide service in those areas for ten years. As of September 2025, the Company transferred $1.3 million of the annual awards to other providers and returned $0.7 million of the annual awards to the FCC; and
●	The Company receives state USF support in Alaska of approximately $2.5 million annually.

As of September 30, 2025, the Company was in compliance in all material respects with its requirements associated with such funding.

Additionally, in 2024, the Company recognized revenue from the FCC’s Affordable Connectivity Program (“ACP”) and the Emergency Connectivity Fund (“ECF”) that expired in the second quarter of 2024. During the nine months ended September 30, 2025, the Company recorded a loss of $1.9 million related to the transfer of RDOF awards. This loss is recorded in Loss on disposition of assets, transfers and contingent consideration in the Company’s income statement. The Company had a liability of $2.7 million accrued related to transferring its RDOF awards as of September 30, 2025, which will be paid in the first quarter of 2026.

The company participates in the FCC’s Rural Health Care Program (“RHC”). During the nine months ended September 30, 2025, the Company received $12.5 million related to RHC funding.

Revenue recognized from the USF High Cost Program, including the CAF II, ACF, E-ACAM, and RDOF programs, is recognized as revenue from government grants.  Revenue from other programs is recognized in accordance with ASC 606.

The Company recorded the amounts below as communication services revenue for the reported periods (in thousands):

	Three months ended			Three months ended
	September 30, 2025			September 30, 2024

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$4,073	$1,363	$5,436	$3,473	$1,394	$4,867
CAF II (including ACF)	8,254	—	8,254	6,731	—	6,731
RDOF	75	—	75	175	—	175
ECF	—	—	—	—	—	—
RHC	3,790	—	3,790	4,420	—	4,420
Other	1,332	3	1,335	1,908	3	1,911
Total	$17,524	$1,366	$18,890	$16,707	$1,397	$18,104

	Nine months ended			Nine months ended
	September 30, 2025			September 30, 2024

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$10,289	$4,046	$14,335	$10,411	$4,180	$14,591
CAF II (including ACF)	24,650	—	24,650	20,303	—	20,303
RDOF	219	—	219	465	—	465
ECF	—	—	—	7,312	—	7,312
RHC	12,505	—	12,505	11,539	—	11,539
Other	4,536	12	4,548	10,316	473	10,789
Total	$52,199	$4,058	$56,257	$60,346	$4,653	$64,999

Construction Grants

The Company has also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse the Company for its construction costs, is generally distributed upon completion of a project. Completion deadlines began in 2025 and once these projects are constructed, the Company is obligated to provide service to the participants.  As of the date of this Report, the Company expects to meet all requirements associated with these grants.

In the second quarter of 2025, the Company was notified that the National Telecommunications and Information Administration (“NTIA”) rescinded Broadband Equity Access and Deployment Program (“BEAD”) grants initially awarded in December 2024.  The Company previously recorded $51 million of grants under this program which are presented below in Transferred and rescinded grants.  The Company is currently reviewing funding available under the BEAD grant program.  A roll forward of the Company’s grant awards is set forth below (in thousands).

Amount
Grants awarded, December 31, 2024	$150,189
New grants	16,097
Construction complete	(10,294)
Transferred and rescinded grants	(52,487)
Grants awarded, September 30, 2025	$103,505

In addition, the Company partners with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”). These programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas. The Company was identified as a sub recipient of grants under these programs totaling $239 million as of September 30, 2025. Under these grants the Company expects to enter into agreements to construct and operate the networks for the grant recipient. Once construction is complete the Company will hold a long-term lease to operate the network. The operating agreement will require the Company to meet certain minimum service requirements. Through September 30, 2025, the Company has received $34.0 million of funding under these programs and spent $31.9 million on construction obligations. These amounts are recorded as operating cash flows in the Company’s statement of cash flows.

Replace and Remove Program

In July 2022, the Company was approved to participate in the FCC’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of communications equipment and services in their networks that has been deemed to pose a national security risk. Pursuant to the Replace and Remove Program, the Company’s eligible subsidiaries were initially allocated up to approximately $207 million to replace, remove and securely destroy such communications equipment and services in the Company’s networks in the western United States and in the US Virgin Islands; however, in December 2024, this program was fully funded for an increased allocation to the Company of an aggregate amount of approximately $517 million. The Replace and Remove Program requires each of the Company’s participating subsidiaries to complete the project no later than a specified deadline, which was recently extended to the second quarter of 2026.

A summary of the amounts spent and reimbursed under the Replace and Remove Program is below (in thousands):

	Capital	Operating	Total

Total spend, December 31, 2024	$140,949	$27,446	$168,395
Amounts spent	36,445	8,864	45,309
Total spend, September 30, 2025	$177,394	$36,310	$213,704

Total reimbursements, December 31, 2024	$(103,540)	$(27,181)	$(130,721)
Reimbursements received	(48,555)	(9,129)	(57,684)
Total reimbursements, September 30, 2025	$(152,095)	$(36,310)	$(188,405)

Amount pending reimbursement	$25,299	$-	$25,299

	Capital	Operating	Total

Total spend, December 31, 2023	$49,262	$15,126	$64,388
Amounts spent	66,501	9,049	75,550
Total spend, September 30, 2024	$115,763	$24,175	$139,938

Total reimbursements, December 31, 2023	$(12,773)	$(4,354)	$(17,127)
Reimbursements received	(68,450)	(18,739)	(87,189)
Total reimbursements, September 30, 2024	$(81,223)	$(23,093)	$(104,316)

Amount pending reimbursement	$34,540	$1,082	$35,622

At September 30, 2025, $11.0 million of the capital expenditures spent under the Replace and Remove Program were accrued and unpaid. The Company expects to be reimbursed, within the next twelve months, for all amounts spent to date. Amounts identified as capital are recorded as investing cash flows and amounts identified as operating are recorded as operating cash flows in the Company’s statement of cash flows.

9. RETIREMENT PLANS

Multi-employer Defined Benefit Plan

Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the Alaska Electrical Pension Fund (“AEPF”). The Company pays a contractual hourly amount based on employee classification or base compensation to the AEPF. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer. This plan was not in endangered or in critical status during the plan year.

Defined Benefit Plan

The Company has noncontributory defined benefit pension and noncontributory defined medical, dental, vision, and life benefit plans for employees who meet certain eligibility criteria. The majority of the benefits under these plans are frozen and the plans no longer allow new participants to join.

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended				Nine months ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$20	$19	$22	$16	$60	$57	$67	$49
Non-operating expense
Interest cost	795	49	824	45	2,386	147	2,473	136
Expected return on plan assets	(749)	—	(729)	—	(2,249)	—	(2,188)	—
Amortization of unrecognized actuarial gain	(44)	(14)	(11)	(28)	(131)	(41)	(32)	(84)
Net periodic pension expense (benefit)	$22	$54	$106	$33	$66	$163	$320	$101

The Company was not required to make contributions to its pension plans during the nine months ended September 30, 2025 and 2024. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions to its pension plans during the nine months ended September 30, 2025 and 2024.

10. GOODWILL

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
Balance at December 31, 2024 and September 30, 2025
Goodwill	25,422	35,269	60,691
Accumulated Impairment	(20,587)	(35,269)	(55,856)
Goodwill, net of accumulated impairment	$4,835	$—	$4,835

11.  INCOME TAXES

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has reflected the impact of the enacted provisions in its 2025 financial statements, which were determined to be immaterial. The Company is currently evaluating the impact of the OBBBA provisions effective in future years on the Company’s financial statements and related disclosures.

The Company’s effective tax rate for the three months ended September 30, 2025 and 2024 was 451.5% and 23.4%, respectively.

The Company recorded an income tax benefit of $5.1 million in relation to a pretax loss of $1.1 million for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2025 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) a discrete item consisting of a $0.6 million expense for interest on prior years uncertain tax positions.

The Company recorded an income tax benefit of $12.0 million in relation to a pretax loss of $51.5 million for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2024 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence, and (iii) discrete items including a $0.8 million expense associated with sale of a partnership interest, and a $0.8 million expense for interest on unrecognized tax positions.

The Company’s effective tax rate for the nine months ended September 30, 2025 and 2024 was 35.0% and 22.1%, respectively.

The Company recorded an income tax benefit of $9.0 million in relation to a pretax loss of $25.7 million for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2025 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete items including a $4.9 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, a $1.8 million expense for interest on prior years uncertain tax positions, a $0.5 million expense associated with stock option shortfalls, and a $1.0 million benefit from the release of a capital loss carryover valuation allowance based on the Company’s conclusion that it was more likely than not that this deferred tax asset would be realized in the future.

The Company recorded an income tax benefit of $10.2 million in relation to a pretax loss of $46.3 million for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2024 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence, and (iii) discrete items including a $2.4 million expense associated with the gain on sale of land in a foreign jurisdiction, a $3.7 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, a $1.5 million expense to record an unrecognized tax position for the current year, a $2.2 million expense for interest on unrecognized tax positions, and a $0.8 million expense associated with the sale of a partnership interest.

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

12. EARNINGS PER SHARE AND REDEEMABLE NONCONTROLLING INTERESTS

Earnings Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to ATN International, Inc. stockholders- Basic	4,343	(32,691)	(11,611)	(30,000)
Less: Preferred dividends	(1,558)	(1,426)	(4,523)	(4,154)
Net loss attributable to ATN International, Inc. common stockholders- Diluted	$2,785	$(34,117)	$(16,134)	$(34,154)

Denominator:
Weighted-average shares outstanding- Basic	15,257	15,114	15,204	15,268
Weighted-average shares outstanding- Diluted	15,267	15,114	15,204	15,268

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

For the three months ended September 30, 2025 and 2024, the Company allocated losses of $2.5 million and $7.9 million, respectively, to the redeemable common units representing their proportionate share of operating losses. For the nine months ended September 30, 2025 and 2024, the Company allocated $11.2 million and $14.1 million, respectively, to the redeemable common units representing their proportionate share of operating losses. The fair value of the Alaska common units was zero at both September 30, 2025 and December 31, 2024. The Alloy common units were carried at a fair value of $14.1 million and historical cost of $10.6 million, which exceeded fair value, at September 30, 2025 and December 31, 2024, respectively.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for the nine months ended September 30, 2025 and 2024 (in thousands):

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2024	$65,704	$10,599	$76,303
Accrued preferred dividend	4,523	—	4,523
Allocated net loss	—	(11,235)	(11,235)
Change in fair value	—	14,737	14,737
Balance, September 30, 2025	$70,227	$14,101	$84,328

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2023	$60,094	$25,823	$85,917
Accrued preferred dividend	4,154	—	4,154
Allocated net loss	—	(14,121)	(14,121)
Change in fair value	—	(867)	(867)
Balance, September 30, 2024	$64,248	$10,835	$75,083

13. SEGMENT REPORTING

Through September 30, 2025, the Company had the following two reportable and operating segments: (i) International Telecom and (ii) US Telecom.

Operating income is the segment measure of profit or loss reported to the chief operating decision maker for purposes of assessing the segments’ performance and making capital allocation decisions. The Company believes operating income is a useful measure of its operating results as it provides relevant and useful information to investors and other users of its financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended September 30, 2025

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$5,172	$9	$—	$5,181
Mobility - Consumer	21,524	—	—	21,524
Total Mobility	26,696	9	—	26,705
Fixed - Business	18,663	29,935	—	48,598
Fixed - Consumer	42,714	23,164	—	65,878
Total Fixed	61,377	53,099	—	114,476
Carrier Services	3,334	30,739	—	34,073
Other	2,358	140	—	2,498
Total Communication Services Revenue	93,765	83,987	—	177,752
Construction	—	1,115	—	1,115
Other
Managed Services	1,378	2,920	—	4,298
Total other revenue	1,378	2,920	—	4,298
Total Revenue	95,143	88,022	—	183,165

Operating Expenses
Cost of communication services and other	34,051	43,799	—	77,850
Cost of construction revenue	—	1,086	—	1,086
Selling, general and administrative	27,830	21,982	4,481	54,293
Stock-based compensation	141	28	1,797	1,966
Transaction-related charges	—	—	444	444
Restructuring and reorganization expenses	577	344	1,069	1,990
Depreciation and amortization	14,198	17,886	854	32,938
Amortization of intangibles from acquisitions	238	974	—	1,212
Loss on disposition of assets, transfers and contingent consideration	16	1,540	—	1,556
Total Operating Expenses	77,051	87,639	8,645	173,335
Income (loss) from operations	18,092	383	(8,645)	9,830
Other income (expenses)
Interest income				157
Interest expense				(11,628)
Other income				522
Other expense				(10,949)
Loss before income taxes				(1,119)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(2,824)	3,234	—	410

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

For the Three Months Ended September 30, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$5,007	$68	$—	$5,075
Mobility - Consumer	21,802	638	—	22,440
Total Mobility	26,809	706	—	27,515
Fixed - Business	18,692	29,576	—	48,268
Fixed - Consumer	43,067	21,440	—	64,507
Total Fixed	61,759	51,016	—	112,775
Carrier Services	3,272	29,430	—	32,702
Other	1,175	255	—	1,430
Total Communication Services Revenue	93,015	81,407	—	174,422
Construction	—	203	—	203
Other
Managed Services	1,266	2,560	—	3,826
Total Other Revenue	1,266	2,560	—	3,826
Total Revenue	94,281	84,170	—	178,451

Operating Expenses
Cost of communication services and other	34,428	44,545	—	78,973
Cost of construction revenue	—	205	—	205
Selling, general and administrative	27,606	21,726	4,269	53,601
Stock-based compensation	102	157	1,572	1,831
Transaction-related charges	—	3,790	1	3,791
Restructuring and reorganization expenses	298	1,168	879	2,345
Depreciation and amortization	18,414	18,681	204	37,299
Amortization of intangibles from acquisitions	251	1,740	—	1,991
(Gain) loss on disposition of assets, transfers and contingent consideration	329	1,222	(47)	1,504
Goodwill impairment	—	35,269	—	35,269
Total Operating Expenses	81,428	128,503	6,878	216,809
Income (loss) from operations	12,853	(44,333)	(6,878)	(38,358)
Other income (expenses)
Interest income				212
Interest expense				(12,695)
Other expense				(645)
Other expense				(13,128)
Income before income taxes				(51,486)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated

Net (income) loss attributable to non-controlling interests	(1,893)	8,653	—	6,760

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

For the Nine Months Ended September 30, 2025

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$14,879	$64	$—	$14,943
Mobility - Consumer	64,181	—	—	64,181
Total Mobility	79,060	64	—	79,124
Fixed - Business	55,572	88,027	—	143,599
Fixed - Consumer	128,919	68,083	—	197,002
Total Fixed	184,491	156,110	—	340,601
Carrier Services	10,660	89,772	—	100,432
Other	6,186	314	—	6,500
Total Communication Services Revenue	280,397	246,260	—	526,657
Construction	—	4,377	—	4,377
Other
Managed Services	4,136	8,590	—	12,726
Total Other Revenue	4,136	8,590	—	12,726
Total Revenue	284,533	259,227	—	543,760

Operating Expenses
Cost of communication services and other	102,768	130,471	—	233,239
Cost of construction revenue	—	4,770	—	4,770
Selling, general and administrative	82,839	67,057	15,788	165,684
Stock-based compensation	498	155	5,903	6,556
Transaction-related charges	—	—	2,072	2,072
Restructuring and reorganization expenses	3,468	2,835	2,424	8,727
Depreciation and amortization	44,729	54,020	2,578	101,327
Amortization of intangibles from acquisitions	740	2,924	—	3,664
Loss on disposition of assets, transfers and contingent consideration	429	4,562	—	4,991
Total Operating Expenses	235,471	266,794	28,765	531,030
Income (loss) from operations	49,062	(7,567)	(28,765)	12,730
Other income (expenses)
Interest income				561
Interest expense				(36,388)
Other expense				(2,637)
Other expense				(38,464)
Loss before income taxes				(25,734)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(6,605)	11,709	—	5,104

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

For the Nine Months Ended September 30, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$14,747	$209	$—	$14,956
Mobility - Consumer	64,910	2,103	—	67,013
Total Mobility	79,657	2,312	—	81,969
Fixed - Business	55,939	95,359	—	151,298
Fixed - Consumer	129,356	66,033	—	195,389
Total Fixed	185,295	161,392	—	346,687
Carrier Services	10,481	89,539	—	100,020
Other	3,038	1,341	—	4,379
Total Communication Services Revenue	278,471	254,584	—	533,055
Construction	—	2,609	—	2,609
Other
Managed Services	4,226	8,637	—	12,863
Total other revenue	4,226	8,637	—	12,863
Total Revenue	282,697	265,830	—	548,527

Operating Expenses
Cost of communication services and other	102,395	133,253	(149)	235,499
Cost of construction revenue	—	2,588	—	2,588
Selling, general and administrative	85,494	69,677	17,409	172,580
Stock-based compensation	319	483	5,719	6,521
Transaction-related charges	—	3,789	20	3,809
Restructuring and reorganization expenses	1,489	1,167	879	3,535
Depreciation and amortization	50,814	56,052	330	107,196
Amortization of intangibles from acquisitions	754	5,162	—	5,916
(Gain) loss on disposition of assets, transfers and contingent consideration	(15,512)	1,242	(649)	(14,919)
Goodwill impairment	—	35,269	—	35,269
Total Operating Expenses	225,753	308,682	23,559	557,994
Income (loss) from operations	56,944	(42,852)	(23,559)	(9,467)
Other income (expenses)
Interest income				799
Interest expense				(36,552)
Other expense				(1,052)
Other expense				(36,805)
Loss before income taxes				(46,272)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(8,467)	14,526	—	6,059

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

Selected balance sheet data for each of the Company’s segments as of September 30, 2025 and December 31, 2024 consists of the following (in thousands):

	International	US	Corporate and
	Telecom	Telecom	Other	Consolidated
September 30, 2025
Cash, cash equivalents, and restricted cash	$70,619	$44,066	$4,955	$119,640
Total current assets	169,112	144,433	13,623	327,168
Fixed assets, net	450,779	540,114	6,585	997,478
Goodwill	4,835	—	—	4,835
Total assets	701,369	894,053	103,259	1,698,681
Total current liabilities	98,709	118,428	42,598	259,735
Total debt, including current portion	59,926	324,578	195,102	579,606
December 31, 2024
Cash, cash equivalents, and restricted cash	$35,231	$51,604	$2,409	$89,244
Total current assets	129,866	168,754	10,541	309,161
Fixed assets, net	466,861	565,625	7,707	1,040,193
Goodwill	4,835	—	—	4,835
Total assets	675,642	957,914	93,547	1,727,103
Total current liabilities	85,588	147,490	34,236	267,314
Total debt, including current portion	59,850	316,241	181,265	557,356

For the nine months ended September 30, 2025 and 2024, the Company spent $128.2 million and $157.5 million, respectively, on capital expenditures relating to its telecommunications networks and business support systems, of which $67.3 million and $71.8 million, respectively, are reimbursable under various government programs. The following notes the Company’s capital expenditures, by operating segment, for these periods (in thousands).

	Capital Expenditures

	International	US	Corporate and
Nine months ended September 30,	Telecom	Telecom	Other (1)	Consolidated
2025	$30,241	$97,987	$—	$128,228
2024	39,440	116,220	1,861	157,521

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

14. COMMITMENTS AND CONTINGENCIES

Regulatory and Litigation Matters

The Company and its subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. Historically, the Company’s subsidiary, OneGY, has been subject to other long-standing litigation proceedings and disputes in Guyana that have not yet been resolved. It has been OneGY’s practice to make payments of undisputed spectrum and license fees as amounts are invoiced by the Telecommunications Authority (“TA”) and to accrue for a reasonable determination of any amounts that are disputed or not invoiced by the TA. The Company believes that, except for the items discussed below, for which the Company is currently unable to predict the final outcome, the disposition of matters currently pending, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

Since 2006, the National Frequency Management Unit (now the Telecommunications Agency, or the “NFMU”) and OneGY have been engaged in discussions regarding the amount of and methodology for calculation of spectrum fees payable by OneGY in Guyana. Since that time, OneGY has made payments of undisputed spectrum, license and other fees when invoiced by the NFMU, and to its successor, the TA. OneGY continues to dispute in good faith the methodology used for calculation and has reached out for further discussion on the subject of a revised spectrum fee methodology with the TA.

OneGY has filed several lawsuits in the High Court of Guyana (the “High Court”) asserting that, despite its denials, Digicel is engaged in international bypass in violation of OneGY’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. Digicel filed counterclaims alleging that OneGY has violated the terms of the interconnection agreement and Guyana laws. These suits, filed in 2010 and 2012, are currently pending in the Court of Appeals in Guyana; however, as of the date of this Report, the Company cannot accurately predict when the consolidated suit will reach a court of final determination.

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

In February 2020, the Company’s Alaska Communications subsidiary received a draft audit report from the Universal Service Administrative Company (“USAC”) in connection with USAC’s inquiry into Alaska Communications’ funding requests under the Rural Health Care Support Program for certain customers for the time period of July 2012 through June 2017. Alaska Communications also received a Letter of Inquiry on March 18, 2018, and subsequent follow up information requests, from the FCC Enforcement Bureau requesting historical information regarding Alaska Communications’ participation in the FCC’s Rural Health Care Support Program. On May 8, 2024, the Company entered into a Consent Decree with the FCC Enforcement Bureau, regarding both the USAC and FCC Enforcement Bureau’s investigation and agreed to (i) pay a settlement amount of approximately $6.3 million, and (ii) enter into a three-year compliance agreement in connection with Alaska Communication’s continued participation in the RHC Program. As of the date of this Report, the Company believes that it can comply with all of the terms of the compliance agreement. As of September 30, 2025, the Company had paid a settlement amount of $6.3 million consisting of a $5.3 million cash payment and the $1.0 million forgiveness of certain receivables. This settlement will not impact the statement of operations in future periods.

The Regulatory Authority of Bermuda (the “RA”) is the primary regulator of the Company’s operations in Bermuda.  On August 28, 2025, the RA completed a market review and determined that the Company has significant market power in certain broadband and mobile services.  In connection therewith, the RA assessed, and the Company has initiated an appeal of, a series of ex-ante remedies that include wholesale obligations, price caps, and reporting obligations in addition to the ex post competition rules that generally apply.  In October 2025, the Company was able to obtain a stay of implementation of these ex-ante remedies pending the Court’s review of its appeal of the RA’s market review determination. The ex-ante remedies are burdensome and, if implemented, will require financial, operational, legal and regulatory resources to be allocated to ensure compliance.

With respect to all of the foregoing unresolved matters, the Company believes that some adverse outcome is probable and has accordingly accrued $15.4 million as of September 30, 2025 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

15. SUBSEQUENT EVENTS

On November 5, 2025, the Company and certain of its subsidiaries (the “Borrowers”) amended the OneVI Debt Agreement (the “Amendment”) to extend the maturity date of the OneVI Debt from July 1, 2026 to July 1, 2035 (the “Extended Maturity Date”). The Amendment further provides that the OneVI Debt will continue to accrue interest at the current fixed 4.0% rate through June 30, 2026 and, beginning on July 1, 2026, NCSC will offer, at the Borrowers’ option, a forward fixed rate or variable rate of interest for the remainder of the term of the OneVI Debt through the Extended Maturity Date. If the Borrowers elect the variable rate, the variable rate will be NCSC’s standard variable rate of interest for long-term loans and subject to change monthly, and the Borrowers will have the option to convert all or a portion of principal outstanding as of the date specified in the Conversion Notice (as defined in the OneVI Debt Agreement), to NCSC’s standard fixed interest rates for long-term loans at any time thereafter without a fee.

Additionally, the Amendment provides that the OneVI Debt will continue to require interest-only payments at the current rate through June 30, 2026; beginning on July 1, 2026, the OneVI Debt will be subject to a quarterly repayment schedule using the level debt service, level principal amortization method, or a principal repayment schedule mutually agreed upon by NCSC and the Borrowers.

The Amendment includes financial covenants by the Borrowers that impose a maximum ratio of indebtedness to annual operating cash flow and require the Borrowers to maintain a minimum fixed charge cover ratio for annual periods through the Extended Maturity Date.

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

As of September 30, 2025, we offered the following types of services to our customers:

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

Through September 30, 2025, we identified two operating segments to manage and review our operations, as well as to support investor presentations of our results. These operating segments are as follows:

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

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served during the nine months ended September 30, 2025:

International Telecom			US Telecom
Services	Markets	Tradenames (1)	Services	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications, Brava	Mobility Services	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic, Brava	Fixed Services	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands, Cayman Islands	One Communications, Essextel, Logic, Brava	Carrier Services	United States	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, Brava	Managed Services	United States	Alaska Communications, Choice
(1)	In 2024, we completed a rebranding in Guyana, and GTT is now known as “One Communications.” We refer to our business in Guyana as “OneGY” throughout this Report. In April 2025, we completed a rebranding in the US Virgin Islands, and Viya is now known as “One Communications.” We refer to our business in the U.S. Virgin Islands as “OneVI” throughout this Report.

Carrier Managed Services

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we subsequently amended through March 31, 2025 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating areas in the western United States. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time. Since the inception of the project through September 30, 2025, we have recorded $81 million in construction revenue and expect to record approximately $5 million in additional construction revenue and related costs as sites are completed. We expect to substantially complete the build during the first half of 2026. Revenues from construction are expected to have minimal impact on the Company’s operating income.

Following acceptance of a cell site, AT&T will own the cell site, and we will assign to AT&T any third-party tower lease applicable to such cell site. If the cell site is located on a communications tower we own, AT&T will pay us pursuant to a separate lease agreement for an initial term of eight years. In addition to building the network, we will provide ongoing equipment and site maintenance and high-capacity transport to and from these cell sites for an initial term ending in 2031.

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

Universal Service Fund and Other Domestic Funding Programs

In general, all telecommunications providers are obligated to contribute to the Universal Service Fund (“USF”), which is used to promote the availability of qualifying telecommunications and broadband service to low-income households, households located in rural and high-cost areas, and to schools, libraries, and rural health care providers. We contribute to the USF and also receive various forms of USF support. We are subject to audit by the Universal Service Administrative Company (“USAC”) with respect to our federal contributions and our receipts of universal service funding. To our knowledge, as of the date of this Report, we were in compliance with, in all material respects, applicable federal and state USF assessment and support requirements.

USF High-Cost Support. The Federal Communications Commission’s (“FCC”) high-cost USF (or alternatives to former high-cost USF) mechanisms promote the deployment and operation of voice and broadband networks in areas where high costs would otherwise undermine the availability of service to consumers, including in rural, insular, and remote areas. High-cost support mechanisms generally include explicit conditions to deploy broadband to new locations and provide service meeting specified standards. We receive several forms of high-cost support, including but not limited to, as follows:

●	We receive federal USF support under the Alaska Connect Fund (“ACF”). Beginning January 1, 2025, we began receiving $25.6 million per year and expect such annual funding to continue until December 31,

2028. Beginning in 2029 and continuing through 2034, the amount of ACF support we receive will be determined by the FCC staff taking into consideration broadband deployment funded through the Broadband Equity Access and Deployment Program. The ACF replaced the $19.7 million per year that we had previously received in Connect America Fund II (“CAF II”) support in Alaska;
●	As part of the Enhanced Alternative Connect America Model (“E-ACAM”) funding available to our operations in the southwest, we are estimated to receive approximately $102.6 million over the next 14 years, through 2038, with approximately $9 million annually through 2030 before a gradual step down to $6 million annually in 2038. This funding is subject to a requirement to deploy voice and broadband service at speeds of 100/20 Mbps to all required locations by the end of calendar year 2028;
●	We expect to receive approximately $8 million per year in CAF II support in the rural southwest until July 2028;
●	We are estimated to receive approximately $5.5 million annually in the US Virgin Islands through December 31, 2025 (this annual support is scheduled to end in 2025), subject to the requirement to enhance network resiliency and operations in those markets;
●	We were awarded approximately $2.3 million annually in the western United States through December 31, 2031 as part of the Rural Digital Opportunity Fund Phase I (“RDOF”) auction. In exchange for this support, we committed to deploy voice and broadband service to covered areas within six years and to provide service in those areas for ten years. As of September 2025, we transferred $1.3 million of the annual awards to other providers and returned $0.7 million of the annual awards to the FCC;
●	We receive state USF support in Alaska of approximately $2.5 million annually.

As of September 30, 2025, we were in compliance in all material respects with requirements associated with such funding. If we fail to meet these obligations or require substantial additional capital expenditures to meet the obligations in a timely manner, our revenue, results of operations and liquidity may be materially adversely impacted.

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is generally distributed after we incur reimbursable costs. Completion deadlines began in 2025 and once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants. As of September 30, 2025, we were awarded $103.5 million of construction grants.

During the nine months ended September 30, 2025, we disbursed capital expenditures of $16.7 million under these programs and received reimbursement of $12.6 million. These cash flows are classified as investing activities in our statement of cash flows.

In addition, we partner with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”). These programs are administered by United States government agencies to deploy broadband connectivity in certain underserved areas. We were identified as a sub recipient of grants under these programs totaling $239 million as of September 30, 2025. Through September 30, 2025, we have received $34.0 million of funding under these programs and spent $31.9 million on construction obligations. These amounts are recorded as operating cash flows in the Company’s statement of cash flows.

Replace and Remove Program

In July 2022, we were approved to participate in the FCC’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of communications equipment and services in their networks that has been deemed to pose a national security risk. Pursuant to the Replace and Remove Program, our eligible subsidiaries were initially allocated up to approximately $207 million to replace, remove and securely destroy such communications equipment and services in our networks in the western United States and in the US Virgin Islands; however, in December 2024, this program was fully funded for an increased allocation to the Company of an aggregate amount of approximately $517 million. The Replace and Remove Program requires each of our participating subsidiaries to complete the project no later than a specified deadline, which was recently extended to the second quarter of 2026.

We have incurred total expenditures of $213.7 million related to this project, of which $45.3 million were incurred in 2025. Of these total expenditures, $177.4 million were classified as capital.

At September 30, 2025, $11.0 million of capital expenditures were accrued and unpaid under the Replace and Remove Program. We expect to be reimbursed, within the next twelve months, for all amounts spent to date. During the nine months ended September 30, 2025, we received $57.7 million of reimbursement under the program, of which $9.1 million was classified as operating cash inflows and $48.6 million was classified as investing cash inflows in our statement of cash flows.

Selected Segment Financial Information

Through September 30, 2025, the Company had the following two reportable and operating segments: (i) International Telecom and (ii) US Telecom.

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

The following represents selected segment information for the three months ended September 30, 2025 and 2024 (in thousands):

For the Three Months Ended September 30, 2025

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$5,172	$9	$—	$5,181
Mobility - Consumer	21,524	—	—	21,524
Total Mobility	26,696	9	—	26,705
Fixed - Business	18,663	29,935	—	48,598
Fixed - Consumer	42,714	23,164	—	65,878
Total Fixed	61,377	53,099	—	114,476
Carrier Services	3,334	30,739	—	34,073
Other	2,358	140	—	2,498
Total Communication Services Revenue	93,765	83,987	—	177,752
Construction	—	1,115	—	1,115
Other
Managed Services	1,378	2,920	—	4,298
Total other revenue	1,378	2,920	—	4,298
Total Revenue	95,143	88,022	—	183,165

Operating Expenses
Cost of communication services and other	34,051	43,799	—	77,850
Cost of construction revenue	—	1,086	—	1,086
Selling, general and administrative	27,830	21,982	4,481	54,293
Stock-based compensation	141	28	1,797	1,966
Transaction-related charges	—	—	444	444
Restructuring and reorganization expenses	577	344	1,069	1,990
Depreciation and amortization	14,198	17,886	854	32,938
Amortization of intangibles from acquisitions	238	974	—	1,212
Loss on disposition of assets, transfers and contingent consideration	16	1,540	—	1,556
Total Operating Expenses	77,051	87,639	8,645	173,335
Income (loss) from operations	18,092	383	(8,645)	9,830
Other income (expenses)
Interest income				157
Interest expense				(11,628)
Other income				522
Other expense				(10,949)
Loss before income taxes				(1,119)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(2,824)	3,234	—	410

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

For the Three Months Ended September 30, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$5,007	$68	$—	$5,075
Mobility - Consumer	21,802	638	—	22,440
Total Mobility	26,809	706	—	27,515
Fixed - Business	18,692	29,576	—	48,268
Fixed - Consumer	43,067	21,440	—	64,507
Total Fixed	61,759	51,016	—	112,775
Carrier Services	3,272	29,430	—	32,702
Other	1,175	255	—	1,430
Total Communication Services Revenue	93,015	81,407	—	174,422
Construction	—	203	—	203
Other
Managed Services	1,266	2,560	—	3,826
Total Other Revenue	1,266	2,560	—	3,826
Total Revenue	94,281	84,170	—	178,451

Operating Expenses
Cost of communication services and other	34,428	44,545	—	78,973
Cost of construction revenue	—	205	—	205
Selling, general and administrative	27,606	21,726	4,269	53,601
Stock-based compensation	102	157	1,572	1,831
Transaction-related charges	—	3,790	1	3,791
Restructuring and reorganization expenses	298	1,168	879	2,345
Depreciation and amortization	18,414	18,681	204	37,299
Amortization of intangibles from acquisitions	251	1,740	—	1,991
(Gain) loss on disposition of assets, transfers and contingent consideration	329	1,222	(47)	1,504
Goodwill impairment	—	35,269	—	35,269
Total Operating Expenses	81,428	128,503	6,878	216,809
Income (loss) from operations	12,853	(44,333)	(6,878)	(38,358)
Other income (expenses)
Interest income				212
Interest expense				(12,695)
Other expense				(645)
Other expense				(13,128)
Income before income taxes				(51,486)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated

Net (income) loss attributable to non-controlling interests	(1,893)	8,653	—	6,760

(1) Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

A comparison of our segment results for the three months ended September 30, 2025 and 2024 is as follows:

International Telecom. Revenues within our International Telecom segment increased $0.8 million, or 0.8%, to $95.1 million from $94.3 million for the three months ended September 30, 2025 and 2024, respectively. This increase was primarily the result of increases in revenue from ancillary services and Carrier Services of $1.2 million and $0.1 million, respectively, partially offset by decreases in Fixed and Mobility revenues of $0.4 million and $0.1 million, respectively.

Operating expenses within our International Telecom segment decreased by $4.3 million, or 5.3%, to $77.1 million from $81.4 million for the three months ended September 30, 2025 and 2024, respectively.  Operating expenses for the three months ended September 30, 2025 decreased through certain cost savings initiatives, including reorganization and reductions in force, that were implemented in current and previous periods.

As a result, our International Telecom segment’s operating income increased $5.2 million, or 40.3%, to $18.1 million from $12.9 million for the three months ended September 30, 2025 and 2024, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $3.8 million, or 4.5%, to $88.0 million from $84.2 million for the three months ended September 30, 2025 and 2024, respectively, primarily as a result of increases in Fixed revenue, Carrier Service revenue, Construction revenue and Managed Services revenue of $2.1 million, $1.3 million, $0.9 million and $0.4 million, respectively. Such increases were partially offset by a $0.7 million decrease in Mobility revenues, resulting from our decision to cease providing retail mobility services under our own brand name to retail customers.

Operating expenses within our US Telecom segment decreased $40.9 million, or 31.8%, to $87.6 million from $128.5 million for the three months ended September 30, 2025 and 2024, respectively. The three months ended September 30, 2024 included a $35.3 million impairment of goodwill. The remaining decrease is the result of certain cost savings initiatives, including reorganization and reductions in force that were implemented in current and previous periods.

As a result of the above, our US Telecom segment’s operating income increased to income of $0.4 million from a loss of $44.3 million for the three months ended September 30, 2025 and 2024, respectively.

The following represents a year over year discussion and analysis of our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)
REVENUE:
Communication services	$177,752	$174,422	$3,330	1.9%
Construction	1,115	203	912	449.3
Other	4,298	3,826	472	12.3
Total revenue	183,165	178,451	4,714	2.6
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communications services and other	77,850	78,973	(1,123)	(1.4)
Cost of construction revenue	1,086	205	881	429.8
Selling, general and administrative	54,293	53,601	692	1.3
Stock-based compensation	1,966	1,831	135	7.4
Transaction-related charges	444	3,791	(3,347)	(88.3)
Restructuring charges	1,990	2,345	(355)	(15.1)
Depreciation and amortization	32,938	37,299	(4,361)	(11.7)
Amortization of intangibles from acquisitions	1,212	1,991	(779)	(39.1)
Goodwill impairment	—	35,269	(35,269)	(100.0)
Loss on disposition of long-lived assets, transfers and contingent consideration	1,556	1,504	52	3.5
Total operating expenses	173,335	216,809	(43,474)	(20.1)
Income from operations	9,830	(38,358)	48,188	(125.6)
OTHER INCOME (EXPENSE):
Interest income	157	212	(55)	(25.9)
Interest expense	(11,628)	(12,695)	1,067	(8.4)
Other income (expense)	522	(645)	1,167	(180.9)
Other expense, net	(10,949)	(13,128)	2,179	(16.6)
LOSS BEFORE INCOME TAXES	(1,119)	(51,486)	50,367	(97.8)
Income tax benefit	(5,052)	(12,035)	6,983	(58.0)
NET INCOME (LOSS)	3,933	(39,451)	43,384	(110.0)
Net loss attributable to noncontrolling interests, net of tax:	410	6,760	(6,350)	(93.9)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$4,343	$(32,691)	$37,034	(113.3)%

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

Mobility revenue decreased by $0.8 million, or 2.9%, to $26.7 million for the three months ended September 30, 2025 from $27.5 million for the three months ended September 30, 2024. The decrease in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue decreased by $0.1 million, or 0.4%, to $26.7 million from $26.8 million for the three months ended September 30, 2025 and 2024, respectively. The $0.3 million decrease in consumer revenue was partially offset by a $0.2 million increase in business revenues.

●	US Telecom. As a result of the conclusion of our providing retail mobility services, we recorded only a nominal amount and $0.7 million of Mobility revenue within the US Telecom segment during the three months ended September 30, 2025 and 2024, respectively.

Mobility revenue within our International Telecom may decrease as a result of increased competition and regulatory changes partially offset by our continued network upgrades, marketing efforts, and conversion of our subscriber base to higher margin prepaid and postpaid plans.

We do not expect to record Mobility revenue within our US Telecom segment in the future.

Fixed Revenue. Fixed revenue is primarily generated by broadband, voice, and video service revenues provided to retail and business customers over our wireline networks. Fixed revenue within our US Telecom segment also includes awards from the CAF II program, the E-ACAM program, and the Alaska USF . In addition, and through early April 2024, Fixed revenue within the US Telecom segment also included revenue from the Emergency Connectivity Fund (“ECF”) and Affordable Care Program (“ACP”). Within our International Telecom segment, Fixed revenue includes funding under the FCC’s High-Cost Program in the US Virgin Islands.

Fixed revenue increased by $1.7 million, or 1.5%, to $114.5 million from $112.8 million for the three months ended September 30, 2025 and 2024, respectively. This increase pertained to a net increase in Fixed revenue from both business and consumer customers and consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue decreased by $0.4 million, or 0.6%, to $61.4 million from $61.8 million for the three months ended September 30, 2025 and 2024, respectively. This decrease was primarily the result of a reduction in Fixed revenue from consumer customers.

●	US Telecom. Fixed revenue within our US Telecom segment increased by $2.1 million, or 4.1%, to $53.1 million from $51.0 million for the three months ended September 30, 2025 and 2024, respectively. Fixed revenue from consumer and business customers within this segment increased by $1.7 million and $0.4 million, respectively.

Fixed revenue within our International Telecom segment may increase due to investments in the fixed network combined with the popularity of video and audio streaming, the demand for cloud services and smart home, business and city solutions to increase the demand for broadband and other data services from consumers, businesses and governments. However, such increases may be offset by a decrease in demand for our legacy services, as subscribers opt for alternative methods to receive video and audio content.

Within our US Telecom segment, Fixed revenue from business customers in Alaska and our western United States operations may increase as we further deploy fiber and fiber-fed broadband with capital investment and government grant funding, which will improve access for both consumers and businesses.

Carrier Services Revenue. Carrier Services revenue is generated by both our International Telecom and US Telecom segments. Within our International Telecom segment, Carrier Services revenue includes international long-distance services, roaming revenues generated by other carriers’ customers roaming into our retail markets, transport services and access services provided to other telecommunications carriers. Within our US Telecom segment, Carrier Services revenue includes services provided under the FirstNet Agreement and Verizon CMS Agreement, wholesale roaming revenues, the provision of network switching services, tower lease revenue and other services provided to other carriers.

Carrier Services revenue increased by $1.4 million, or 4.3%, to $34.1 million from $32.7 million for the three months ended September 30, 2025 and 2024, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue was consistent at $3.3 million for the three months ended September 30, 2025 and 2024, respectively.

●	US Telecom. Carrier Services revenue within our US Telecom segment increased by $1.3 million, or 4.4%, to $30.7 million from $29.4 million, for the three months ended September 30, 2025 and 2024, respectively. This increase was primarily the result of the transition of legacy roaming arrangements to carrier service management contracts.

Within our International Telecom segment, Carrier Services revenue may increase if international travel in our markets grow.

Within our US Telecom segment, Carrier Services revenue may increase as a result of the impact of carrier service management contracts.

Other Communications Services Revenue. Other Communications Services revenue includes ancillary services provided by operations within our International Telecom segment, as well as project-related revenue generated within both our International and US Telecom segments. Other Communications Services revenue increased $1.1 million, or 78.6%, to $2.5 million from $1.4 million for the three months ended September 30, 2025 and 2024, respectively, as a result of an increase in revenue from ancillary services in our International Telecom segment partially offset by a reduction in certain non-recurring project-related revenue recognized in our US Telecom segment.

Other Communication Services revenue may increase in future periods as the demand for ancillary services increase but may be partially offset by a decrease in project-related revenues as those projects are completed.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended September 30, 2025 and 2024, Construction revenue increased to $1.1 million from $0.2 million, respectively, primarily as a result of an increase in the number of sites completed during 2025 as compared to 2024. We expect to substantially complete the build related to the FirstNet Agreement by the first half of 2026.

Other Revenue

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services.

Managed Services revenue increased by $0.5 million, or 13.2%, to $4.3 million from $3.8 million for the three months ended September 30, 2025 and 2024, respectively. The increases, within our segments, consisted of the following:

International Telecom. Managed Services revenue in our International Telecom segment increased $0.2 million, or 16.7%, to $1.4 million from $1.2 million for the three months ended September 30, 2025 and 2024, respectively.

US Telecom. Within our US Telecom segment, Managed Services revenue increased $0.3 million, or 11.5%, to $2.9 million from $2.6 million for the three months ended September 30, 2025 and 2024, respectively.

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

Cost of communication services and other decreased by $1.1 million, or 1.4%, to $77.9 million from $79.0 million for the three months ended September 30, 2025 and 2024, respectively. The net decrease in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other decreased by $0.3 million, or 0.9%, to $34.1 million from $34.4 million for the three months ended September 30, 2025 and 2024, respectively. The decrease was the result of the impact of cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods, partially offset by increases in this segment’s equipment expenses, provision for doubtful accounts, licensing costs and maintenance expenses.

●	US Telecom. Cost of communication services and other within our US Telecom segment decreased by $0.7 million, or 1.6%, to $43.8 million from $44.5 million for the three months ended September 30, 2025 and 2024, respectively. This decrease was the result of the beneficial impact of certain cost savings initiatives, including reorganization and reductions in force, that were implemented in the current and previous periods, partially offset by an increase in cell site rents in certain locations.

Cost of communication services in both our International and US Telecom segments may decrease as a result of the ongoing cost reduction initiatives, but such decrease may be partially offset by future inflationary pressure.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. During the three months ended September 30, 2025 and 2024, cost of construction revenue increased to $1.1 million from $0.2 million, respectively, as a result of an increase in the number of sites completed during 2025 as compared to 2024. We expect to substantially complete the build during the first half of 2026.

Selling, general and administrative expenses. Selling, general and administrative expenses include salaries and benefits we pay to sales personnel, customer service expenses and the costs associated with the development and implementation of our promotional and marketing campaigns. Selling, general and administrative expenses also include salaries, benefits and related costs for general corporate functions including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources, as well as internal costs associated with our performance of due-diligence and integration related costs associated with acquisition activities.

Selling, general and administrative expenses increased by $0.7 million, or 1.3%, to $54.3 million from $53.6 million for the three months ended September 30, 2025 and 2024, respectively. The net increase in selling, general and administrative expenses, within of our segments, was primarily related to increases in legal, regulatory and other professional fees, partially offset by the impact of certain cost containment initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods. The impact to each of our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $0.2 million, or 0.7%, to $27.8 million from $27.6 million for the three months ended September 30, 2025 and 2024, respectively.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $0.3 million, or 1.4%, to $22.0 million from $21.7 million for the three months ended September 30, 2025 and 2024, respectively.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $0.2 million, or 4.7%, to $4.5 million from $4.3 million for the three months ended September 30, 2025 and 2024, respectively.

Selling, general and administrative expenses in all our segments may decrease as a result of the ongoing cost reduction initiatives that commenced in previous periods, but such decrease may be partially offset by future inflationary pressure.

Stock-based compensation. Stock-based compensation represents a non-cash expense related to the amortization of grants of equity awards to employees and directors.

Stock-based compensation for the three months ended September 30, 2025 and 2024 was $2.0 million and $1.8 million, respectively.

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

We incurred $0.4 million of transaction-related charges during the three months ended September 30, 2025.

We incurred $3.8 million of transaction-related charges in connection with the refinancing of our Alaska subsidiary’s debt during the three months ended September 30, 2024.

Restructuring and reorganization expenses. In our efforts to advance our cost management actions to drive higher operating efficiencies and margins, we incurred certain restructuring and reorganization expenses, primarily related to reductions in force, totaling $0.6 million, $0.3 million and $1.1 million within our International Telecom segment, US Telecom segment and Corporate and Other segment, respectively, during the three months ended September 30, 2025.

During the three months ended September 30, 2024, we incurred $0.3 million, $1.2 million and $0.8 million of restructuring and reorganization expenses in the International Telecom segment, US Telecom segment and Corporate and Other segment, respectively.

 Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses decreased by $4.4 million, or 11.8%, to $32.9 million from $37.3 million for the three months ended September 30, 2025 and 2024, respectively. The net decrease in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $4.2 million, or 22.8%, to $14.2 million from $18.4 million, for the three months ended September 30, 2025 and 2024, respectively. The decrease was the result of this segment’s reduction in capital expenditures in recent periods, as well as certain assets becoming fully depreciated in recent periods.

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $0.8 million, or 4.3%, to $17.9 million from $18.7 million, for the three months ended September 30, 2025 and 2024, respectively, primarily as a result of this segment’s reduction in capital expenditures in recent periods, as well as certain assets becoming fully depreciated in recent periods.

●	Corporate Overhead. Depreciation and amortization expenses increased within our corporate overhead to $0.9 million from $0.2 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense for the three months ended September 30, 2024 was impacted by certain capital expenditure credits received in previous periods that were being credited to depreciation and amortization expense over the depreciable lives of the underlying assets associated with the issued credits. Such credits became fully depreciated in early 2025.

We expect depreciation and amortization expenses to decrease as a result of the decline in capital expenditures and as a result of some of our previously acquired assets becoming fully depreciated.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions include the amortization of customer relationships and trade names related to our completed acquisitions.

Amortization of intangibles from acquisitions decreased by $0.8 million to $1.2 million from $2.0 million for the three months ended September 30, 2025 and 2024, respectively.

We expect that amortization of intangibles from acquisitions will continue to decrease in future periods as such assets continue to amortize.

(Gain) loss on disposition of assets, transfers and contingent consideration. During the three months ended September 30, 2025, we recorded a net loss on the disposition of assets of $1.6 million primarily in connection with the revaluation of contingent consideration relating to a prior year’s acquisition within the US Telecom segment.

During the three months ended September 30, 2024, we recorded a loss on the disposition and transfer of assets of $1.5 million primarily relating to the disposal of certain assets within our US Telecom segment.

Goodwill impairment. During the three months ended September 30, 2024, we completed our impairment assessment for our US Telecom segment after identifying events that indicated that the fair value of a reporting unit may be below its carrying value. These events included the Company’s continued shift away from wholesale roaming and retail operations towards carrier managed services and fixed broadband services, delays in completing significant network upgrade projects, the conclusion of certain government subsidy programs leading to slower consumer growth, and delays in enterprise sales and delivery. The combination of these events led to the reporting unit being unable to meet key financial and operational forecasted targets.

As a result of that analysis, we recorded an impairment of $35.3 million during the three months ended September 30, 2024. No such impairments were recorded during the three months ended September 30, 2025.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances. Interest income was $0.2 million for both the three months ended September 30, 2025 and 2024.

Interest expense.   We incur interest expense on the 2023 CoBank Credit Facility, the 2024 Alaska Credit Facility, the Receivables Credit Facility, the Guyana Credit Facilities, the Sacred Wind Term Debt and the OneVI Debt (each defined below). In addition, interest expense includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense decreased to $11.6 million from $12.7 million for the three months ended September 30, 2025 and 2024, respectively, as a result of a decrease in interest rates on borrowings under our credit facilities.

Interest expense may increase in future periods as a result of additional borrowings or an increase in interest rates on those borrowings.

Other income (expense). For the three months ended September 30, 2025, other income (expense) was $0.5 million of income primarily related to gains from the settlement of an insurance claim partially offset by losses on foreign currency transactions.

For the three months ended September 30, 2024, other income (expense) was $0.6 million of expense primarily related to a loss on the extinguishment of the 2022 Alaska Credit Facility, as discussed below.

Income taxes. Our effective tax rate for the three months ended September 30, 2025 and 2024 was 451.5% and 23.4%, respectively.

We recorded an income tax benefit of $5.1 million in relation to a pretax loss of $1.1 million for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2025 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) a discrete item consisting of a $0.6 million expense for interest on prior years uncertain tax positions.

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

Our effective tax rate is based upon estimated income before taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which we operate. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgments by management. Accordingly, we could record additional provisions or benefits for US federal, state, and foreign tax matters in future periods as new information becomes available.

Net (income) loss attributable to noncontrolling interests, net of tax.  Net loss attributable to noncontrolling interests, net of tax reflected an allocation of $0.4 million and $6.8 million of losses generated by our less than wholly owned subsidiaries for the three months ended September 30, 2025 and 2024, respectively. Changes in net loss attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income attributable to noncontrolling interests, net of tax increased by $0.9 million to an allocation of $2.8 million of income from an allocation of $1.9 million of income for the three months ended September 30, 2025 and 2024, respectively, as a result of an increase in profitability within our less than wholly owned subsidiaries within this segment.

●	US Telecom. Within our US Telecom segment, net loss attributable to noncontrolling interests, net of tax decreased by $5.5 million to an allocation of losses of $3.2 million from an allocation of losses of $8.7 million for the three months ended September 30, 2025 and 2024, respectively, as a result of decreased losses at our less than wholly owned subsidiaries within this segment. Amounts recorded during the three months ended September 30, 2024 were negatively impacted by the impairment of goodwill at our less than wholly owned subsidiaries within this segment.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was income of $4.3 million for the three months ended September 30, 2025, as compared to a loss of $32.7 million for the three months ended September 30, 2024.

On a per diluted share basis, net income was $0.18 per diluted share for the three months ended September 30, 2025, as compared to a loss of $2.26 per diluted share for the three months ended September 30, 2024. Such per share amounts were negatively impacted by accrued preferred dividends of $1.6 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively.

The following represents selected segment information for the nine months ended September 30, 2025 and 2024 (in thousands):

For the Nine Months Ended September 30, 2025

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$14,879	$64	$—	$14,943
Mobility - Consumer	64,181	—	—	64,181
Total Mobility	79,060	64	—	79,124
Fixed - Business	55,572	88,027	—	143,599
Fixed - Consumer	128,919	68,083	—	197,002
Total Fixed	184,491	156,110	—	340,601
Carrier Services	10,660	89,772	—	100,432
Other	6,186	314	—	6,500
Total Communication Services Revenue	280,397	246,260	—	526,657
Construction	—	4,377	—	4,377
Other
Managed Services	4,136	8,590	—	12,726
Total Other Revenue	4,136	8,590	—	12,726
Total Revenue	284,533	259,227	—	543,760

Operating Expenses
Cost of communication services and other	102,768	130,471	—	233,239
Cost of construction revenue	—	4,770	—	4,770
Selling, general and administrative	82,839	67,057	15,788	165,684
Stock-based compensation	498	155	5,903	6,556
Transaction-related charges	—	—	2,072	2,072
Restructuring and reorganization expenses	3,468	2,835	2,424	8,727
Depreciation and amortization	44,729	54,020	2,578	101,327
Amortization of intangibles from acquisitions	740	2,924	—	3,664
Loss on disposition of assets, transfers and contingent consideration	429	4,562	—	4,991
Total Operating Expenses	235,471	266,794	28,765	531,030
Income (loss) from operations	49,062	(7,567)	(28,765)	12,730
Other income (expenses)
Interest income				561
Interest expense				(36,388)
Other expense				(2,637)
Other expense				(38,464)
Loss before income taxes				(25,734)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(6,605)	11,709	—	5,104

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

For the Nine Months Ended September 30, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$14,747	$209	$—	$14,956
Mobility - Consumer	64,910	2,103	—	67,013
Total Mobility	79,657	2,312	—	81,969
Fixed - Business	55,939	95,359	—	151,298
Fixed - Consumer	129,356	66,033	—	195,389
Total Fixed	185,295	161,392	—	346,687
Carrier Services	10,481	89,539	—	100,020
Other	3,038	1,341	—	4,379
Total Communication Services Revenue	278,471	254,584	—	533,055
Construction	—	2,609	—	2,609
Other
Managed Services	4,226	8,637	—	12,863
Total other revenue	4,226	8,637	—	12,863
Total Revenue	282,697	265,830	—	548,527

Operating Expenses
Cost of communication services and other	102,395	133,253	(149)	235,499
Cost of construction revenue	—	2,588	—	2,588
Selling, general and administrative	85,494	69,677	17,409	172,580
Stock-based compensation	319	483	5,719	6,521
Transaction-related charges	—	3,789	20	3,809
Restructuring and reorganization expenses	1,489	1,167	879	3,535
Depreciation and amortization	50,814	56,052	330	107,196
Amortization of intangibles from acquisitions	754	5,162	—	5,916
(Gain) loss on disposition of assets, transfers and contingent consideration	(15,512)	1,242	(649)	(14,919)
Goodwill impairment	—	35,269	—	35,269
Total Operating Expenses	225,753	308,682	23,559	557,994
Income (loss) from operations	56,944	(42,852)	(23,559)	(9,467)
Other income (expenses)
Interest income				799
Interest expense				(36,552)
Other expense				(1,052)
Other expense				(36,805)
Loss before income taxes				(46,272)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(8,467)	14,526	—	6,059

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

A comparison of our segment results for the nine months ended September 30, 2025 and 2024 is as follows:

International Telecom. Revenues within our International Telecom segment increased $1.8 million, or 0.6%, to $284.5 million from $282.7 million for the nine months ended September 30, 2025 and 2024, respectively, primarily as a result of an increase in revenue from ancillary services and Carrier Services revenue of $3.1 million and $0.2 million, respectively, partially offset by reductions in Fixed revenue and Mobility revenue of $0.8 million and $0.6 million, respectively.

Operating expenses within our International Telecom segment increased by $9.7 million, or 4.3%, to $235.5 million from $225.8 million for the nine months ended September 30, 2025 and 2024, respectively.  Operating expenses for the nine months ended September 30, 2024 included a $15.5 million gain on the disposition of long-lived assets, primarily real estate, which was partially offset by a $5.8 million decrease as a result of certain cost savings initiatives, including reorganization and reductions in force, that were implemented in current and previous periods.

As a result, our International Telecom segment’s operating income decreased $7.8 million, or 13.7%, to $49.1 million from $56.9 million for the nine months ended September 30, 2025 and 2024, respectively.

US Telecom.  Revenue within our US Telecom segment decreased by $6.6 million, or 2.5%, to $259.2 million from $265.8 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease was primarily a result of a $5.3 million reduction in Fixed revenues, which were negatively impacted by the April 2024 conclusion of both the Emergency Connectivity Fund and the Affordable Care Program, a $2.3 million decrease in Mobility revenue as a result of the conclusion of our providing retail mobility services, and a $1.0 million decrease in revenue from other communications services. These decreases were partially offset by increases in construction revenue of $1.8 million as a result of an increase in the number of sites completed during 2025 as compared to 2024 and Carrier Services revenue of $0.2 million.

Operating expenses within our US Telecom segment decreased $41.9 million, or 13.6%, to $266.8 million from $308.7 million for the nine months ended September 30, 2025 and 2024, respectively, as a result of no goodwill impairment, the reduction in the direct costs of services associated with the revenue decline and the impact of certain cost savings initiatives, including reorganization and reductions in force, that were implemented in the current and previous periods.

As a result of the above, our US Telecom segment’s operating income decreased to a loss of $7.6 million from a loss of $42.9 million for the nine months ended September 30, 2025 and 2024, respectively.

The following represents a year over year discussion and analysis of our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)

REVENUE:
Communication services	$526,657	$533,055	$(6,398)	(1.2)%
Construction	4,377	2,609	1,768	67.8
Other	12,726	12,863	(137)	(1.1)
Total revenue	543,760	548,527	(4,767)	(0.9)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	233,239	235,499	(2,260)	(1.0)
Cost of construction revenue	4,770	2,588	2,182	84.3
Selling, general and administrative	165,684	172,580	(6,896)	(4.0)
Stock-based compensation	6,556	6,521	35	0.5
Transaction-related charges	2,072	3,809	(1,737)	(45.6)
Restructuring and reorganization expenses	8,727	3,535	5,192	146.9
Depreciation and amortization	101,327	107,196	(5,869)	(5.5)
Amortization of intangibles from acquisitions	3,664	5,916	(2,252)	(38.1)
Goodwill impairment	—	35,269	(35,269)	(100.0)
(Gain) loss on disposition of assets, transfers and contingent consideration	4,991	(14,919)	19,910	(133.5)
Total operating expenses	531,030	557,994	(26,964)	(4.8)
Income from operations	12,730	(9,467)	22,197	(234.5)
OTHER INCOME (EXPENSE):
Interest income	561	799	(238)	(29.8)
Interest expense	(36,388)	(36,552)	164	(0.4)
Other expense	(2,637)	(1,052)	(1,585)	150.7
Other expense, net	(38,464)	(36,805)	(1,659)	4.5
LOSS BEFORE INCOME TAXES	(25,734)	(46,272)	20,538	(44.4)
Income tax benefit	(9,019)	(10,213)	1,194	(11.7)
NET LOSS	(16,715)	(36,059)	19,344	(53.6)
Net loss attributable to noncontrolling interests, net of tax:	5,104	6,059	(955)	(15.8)
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(11,611)	$(30,000)	$18,389	(61.3)%

Communications Services Revenue

Mobility Revenue. Mobility revenue decreased by $2.9 million, or 3.5%, to $79.1 million for the nine months ended September 30, 2025 from $82.0 million for the nine months ended September 30, 2024. The decrease in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue decreased by $0.6 million, or 0.8%, to $79.1 million for the nine months ended September 30, 2025 from $79.7 million for the nine months ended September 30, 2024. This decrease in revenue was attributable to a decrease in revenue from consumer customers and relates primarily to a reduction in equipment sales.

●	US Telecom. Mobility revenue within our US Telecom segment decreased to a nominal amount for the nine months ended September 30, 2025 from $2.3 million for the nine months ended September 30, 2024 due to the conclusion of our providing retail mobility services.

Fixed Revenue. Fixed revenue decreased by $6.1 million, or 1.8%, to $340.6 million from $346.7 million for the nine months ended September 30, 2025 and 2024, respectively. This decrease primarily pertained to a $7.7 million decrease in Fixed revenue from business customers, partially offset by a $1.6 million increase in revenue from consumer customers and consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue decreased by $0.8 million, or 0.4%, to $184.5 million from $185.3 million for the nine months ended September 30, 2025 and 2024, respectively. This decrease was primarily related to $0.4 million decreases in revenue from both business and consumer customers.

●	US Telecom. Fixed revenue within our US Telecom segment decreased by $5.3 million, or 3.3%, to $156.1 million from $161.4 million for the nine months ended September 30, 2025 and 2024, respectively. This decrease was primarily related to a decrease in revenue from business customers and driven by the conclusion of the Emergency Connectivity Fund and Affordable Care Programs, both of which provided revenue through April 2024.

Carrier Services Revenue. Carrier Services revenue increased by $0.4 million, or 0.4%, to $100.4 million from $100.0 million for the nine months ended September 30, 2025 and 2024, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $0.2 million, or 1.9%, to $10.7 million, from $10.5 million for the nine months ended September 30, 2025 and 2024, respectively, primarily as a result of an increase in roaming revenues in some of our international markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment increased by $0.3 million, or 0.3%, to $89.8 million from $89.5 million, for the nine months ended September 30, 2025 and 2024, respectively. This increase is primarily the result of the transition of legacy roaming arrangements to carrier service management contracts.

Other Communications Services Revenue. Other Communications Services revenue increased $2.1 million, or 47.7%, to $6.5 million from $4.4 million for the nine months ended September 30, 2025 and 2024, respectively, as a result of an increase in revenue from ancillary services in our International Telecom segment, partially offset by a reduction in certain non-recurring project-related revenue being recognized in our US Telecom segment.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the nine months ended September 30, 2025 and 2024, Construction revenue increased to $4.4 million from $2.6 million, respectively, primarily as a result of an increase in the number of sites completed during 2025 as compared to 2024. We expect to substantially complete the build during the first half of 2026.

Other Revenue

Managed Services Revenue. Managed Services revenue decreased by $0.2 million, or 1.6%, to $12.7 million from $12.9 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease included a decrease within our International Telecom segment of $0.1 million, or 2.4%, to $4.1 million from $4.2 million for the nine months ended September 30, 2025 and 2024, respectively. Within our US Telecom segment, Managed Services revenue was consistent at $8.6 million for both the nine months ended September 30, 2025 and 2024.

Operating Expenses

Cost of communication services and other. Cost of communication services and other decreased by $2.3 million, or 1.0%, to $233.2 million from $235.5 million for the nine months ended September 30, 2025 and 2024, respectively. The net decrease in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other increased by $0.4 million, or 0.4%, to $102.8 million from $102.4 million for the nine months ended September 30, 2025 and 2024, respectively. Increases in this segment’s transport costs to secure capacity, its provision for doubtful accounts and increased maintenance expenses offset the impact of cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods.

●	US Telecom. Cost of communication services and other within our US Telecom segment decreased by $2.8 million, or 2.1%, to $130.5 million from $133.3 million for the nine months ended September 30, 2025 and 2024, respectively. Such decrease was a result of the beneficial impact of certain cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods, as well as a reduction in the costs associated with the Emergency Connectivity Fund program, which concluded during the second quarter of 2024.

Cost of construction revenue. During the nine months ended September 30, 2025 and 2024, cost of construction revenue increased to $4.8 million from $2.6 million, respectively, as a result of an increase in the number of sites completed during 2025 as compared to 2024. We expect to substantially complete the build during the first half of 2026.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $6.9 million, or 4.0%, to $165.7 million from $172.6 million for the nine months ended September 30, 2025 and 2024, respectively. The decreases in selling, general and administrative expenses occurred within all of our segments and were primarily related to certain cost containment initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods. The impact to each of our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses decreased by $2.7 million, or 3.2%, to $82.8 million from $85.5 million for the nine months ended September 30, 2025 and 2024, respectively.

●	US Telecom. Selling, general and administrative expenses decreased within our US Telecom segment by $2.6 million, or 3.7%, to $67.1 million from $69.7 million for the nine months ended September 30, 2025 and 2024, respectively.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead decreased by $1.6 million, or 9.2%, to $15.8 million from $17.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Stock-based compensation. Stock-based compensation for the nine months ended September 30, 2025 and 2024 was $6.6 million and $6.5 million, respectively.

Transaction-related charges.  We incurred $2.1 million and $3.8 million of transaction-related charges during the nine months ended September 30, 2025 and 2024, respectively. Transaction-related charges incurred during the nine months ended September 30, 2024 related to refinancing of our Alaska subsidiary’s debt.

Restructuring and reorganization expenses. In our efforts to advance our cost management actions to drive higher operating efficiencies and margins, we incurred certain restructuring and reorganization expenses, primarily reductions in force, totaling $3.5 million, $2.8 million and $2.4 million within our International Telecom segment, US Telecom segment and Corporate and Other segment, respectively, during the nine months ended September 30, 2025.

During the nine months ended September 30, 2024, we incurred $1.5 million, $1.1 million and $0.9 million of restructuring and reorganization expenses within the International Telecom segment, US Telecom segment and Corporate and Other segment, respectively.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $5.9 million, or 5.5%, to $101.3 million from $107.2 million for the nine months ended September 30, 2025 and 2024, respectively. The net decrease in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $6.1 million, or 12.0%, to $44.7 million from $50.8 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease was the result of this segment’s reduction in capital expenditures in recent periods and certain assets becoming fully depreciated in recent periods.

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $2.1 million, or 3.7%, to $54.0 million from $56.1 million for the nine months ended September 30, 2025 and 2024, respectively, primarily as a result of this segment’s reduction in capital expenditures in recent periods and certain assets becoming fully depreciated in recent periods.

●	Corporate Overhead. Depreciation and amortization expenses increased within our corporate overhead to $2.6 million from $0.3 million for the nine months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense for the nine months ended September 30, 2024 was impacted by certain capital expenditure credits received in previous periods that were being credited to depreciation and amortization expense over the depreciable lives of the underlying assets associated with the issued credits. Such credits became fully depreciated in early 2025.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions decreased by $2.2 million to $3.7 million from $5.9 million for the nine months ended September 30, 2025 and 2024, respectively.

(Gain) loss on disposition of assets, transfers and contingent consideration. During the nine months ended September 30, 2025, we recorded a net loss on the disposition of assets of $5.0 million. Of this net loss, $0.4 million and $4.6 million were recognized within our International and US Telecom segments, respectively. Within the US Telecom segment, we recorded the revaluation of contingent consideration relating to a prior year’s acquisition within that segment.

During the nine months ended September 30, 2024, we recorded a gain on the disposition of assets of $14.9 million. This gain was comprised primarily of a $15.5 million gain, mostly related to the sale of real estate within our International Telecom segment and a $0.5 million gain pertaining to the previously completed disposition of our renewable energy assets. These gains were partially offset by a $1.5 million loss on the transfer of certain assets within our US Telecom segment.

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

As a result of that analysis, we recorded an impairment of $35.3 million during the nine months ended September 30, 2024. No such impairments were recorded during the nine months ended September 30, 2025.

Interest income. Interest income was $0.6 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Interest expense. Interest expense decreased to $36.4 million from $36.6 million for the nine months ended September 30, 2025 and 2024, respectively, as a result of a decrease in interest rates on borrowings under our credit facilities.

Other expense. For the nine months ended September 30, 2025, other expense was $2.6 million primarily related to a non-operating employee-related matter and losses on foreign currency transactions net of insurance proceeds.

For the nine months ended September 30, 2024, other expense was $1.1 million primarily related to a loss on the extinguishment of the 2022 Alaska Credit Facility, as discussed below, losses on foreign currency transactions and expenses incurred for certain employee benefit plans.

Income taxes. Our effective tax rate for the nine months ended September 30, 2025 and 2024 was 35.0% and 22.1%, respectively.

We recorded an income tax benefit of $9.0 million in relation to a pretax loss of $25.7 million for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2025 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete items including a $4.9 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, a $1.8 million expense for interest on prior years uncertain tax positions, a $0.5 million expense associated with stock option shortfalls, and a $1.0 million benefit from the release of a capital loss carryover valuation allowance based on our conclusion that it was more likely than not that this deferred tax asset would be realized in the future.

We recorded an income tax benefit of $10.2 million in relation to a pretax loss of $46.3 million for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2024 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence and (iii) discrete items including a $2.4 million expense associated with the gain on sale of land in a foreign jurisdiction, a $3.7 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, a $1.5 million expense to record an unrecognized tax position for the current year, a $2.2 million expense for interest on unrecognized tax positions, and a $0.8 million expense associated with the sale of a partnership interest.

Our effective tax rate is based upon estimated income before taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by any transactional or one-time items in the future and the mix of income in any given year generated among the jurisdictions in which we operate. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgments by management. Accordingly, we could record additional provisions or benefits for US federal, state, and foreign tax matters in future periods as new information becomes available.

Net loss attributable to noncontrolling interests, net of tax.  Net loss attributable to noncontrolling interests, net of tax reflected an allocation of $5.1 million and $6.1 million of losses generated by our less than wholly owned subsidiaries for the nine months ended September 30, 2025 and 2024, respectively. Changes in net loss attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income attributable to noncontrolling interests, net of tax decreased by $1.9 million to an allocation of $6.6 million of income from an allocation of $8.5 million of income for the nine months ended September 30, 2025 and 2024, respectively. Amounts recorded during the nine months ended September 30, 2024 were impacted by a $15.5 million gain on a disposition of assets, primarily real estate, and increased profitability at certain less than wholly owned subsidiaries.

●	US Telecom. Within our US Telecom segment, net loss attributable to noncontrolling interests, net of tax decreased by $2.8 million to an allocation of losses of $11.7 million from an allocation of losses of $14.5 million for the nine months ended September 30, 2025 and 2024, respectively, as a result of increased losses at our less than wholly owned subsidiaries within this segment. Amounts recorded during the nine months ended September 30, 2024, were negatively impacted by the impairment of goodwill at our less than wholly owned subsidiaries within this segment.

Net loss attributable to ATN International, Inc. stockholders.  Net loss attributable to ATN International, Inc. stockholders was $11.6 million for the nine months ended September 30, 2025, as compared to $30.0 million for the nine months ended September 30, 2024.

On a per diluted share basis, net loss was $1.06 per diluted share for the nine months ended September 30, 2025, as compared to $2.24 million for the nine months ended September 30, 2024. Such per share amounts were negatively impacted by accrued preferred dividends of $4.5 million and $4.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For discussion of ongoing proceedings, see Note 14 to the Consolidated Financial Statements in this Report.

One Big Beautiful Bill Act

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has reflected the impact of the enacted provisions in its 2025 financial statements, which were determined to be immaterial. The Company is currently evaluating the impact of the OBBBA provisions effective in future years on the Company’s financial statements and related disclosures.

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

Total liquidity.  As of September 30, 2025, we had approximately $119.6 million in cash, cash equivalents, and restricted cash. Of this amount, $54.4 million was held by our foreign subsidiaries and is indefinitely invested outside the United States. In addition, we had approximately $579.6 million of debt outstanding, net of unamortized deferred financing costs, and $224.0 million available under our credit facilities as of September 30, 2025. How and when we deploy our balance sheet capacity, including the availability under our various credit facilities (as further described below), will figure prominently in our longer-term growth prospects and stockholder returns.

Uses of Cash

Acquisitions and investments.  We have historically funded our acquisitions with a combination of cash-on-hand and borrowings under our credit facilities, as well as equity investor and seller financing.

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

Cash used in investing activities.  Cash used in investing activities decreased by $0.3 million to $66.1 million from $66.4 million for the nine months ended September 30, 2025 and 2024, respectively. This year-over-year increase in cash used in investing activities was primarily the result of the reduction in capital expenditures and capital expenditures under certain government programs of $24.7 million and $4.5 million, respectively. Offsetting these amounts were reductions of $17.6 million and $11.4 million of cash received in proceeds from the disposition of assets and transfers and cash received for the reimbursement of amounts previously paid for capital expenditures under certain government programs, respectively.

Cash (used in) provided by financing activities. Cash used in financing activities was $1.2 million during the nine months ended September 30, 2025. Cash provided by financing activities was $23.5 million during the nine months ended September 30, 2024. The $24.7 change was primarily the result of a $42.6 million reduction in borrowings, net of repayments, under our credit facilities, offset by reductions in cash used to repurchase our common stock of $11.2 million (including $10.0 million under the 2023 Repurchase Plan, as discussed below) and a $6.3 million reduction in cash used for debt issuance costs.

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

For the nine months ended September 30, 2025, we spent approximately $60.9 million for capital expenditures and $67.3 million for capital expenditures that are reimbursable under certain government programs. For the nine months ended September 30, 2024, we spent approximately $85.7 million for capital expenditures and $71.8 million for capital expenditures that are reimbursable under certain government programs. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Nine months ended September 30,	Telecom	Telecom	Other (1)	Consolidated
2025	$30,241	$97,987	$—	$128,228
2024	39,440	116,220	1,861	157,521
(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets. For the year ending December 31, 2025, such investments are expected to total between approximately $90 million to $100 million of non-reimbursable capital expenditures and will primarily relate to network expansion and upgrades, which are expected to further drive subscriber and revenue growth in future periods.

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

Dividends. For the nine months ended September 30, 2025, our Board of Directors declared $12.0 million of dividends to our stockholders, which includes a $0.275 per share dividend declared on September 18, 2025 and paid on October 7, 2025. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. Our Board of Directors has authorized the repurchase of up to $25.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”). We did not repurchase any of our common stock under the 2023 Repurchase Plan during the nine months ended September 30, 2025 and repurchased $10.0 million under that Plan during the nine months ended September 30, 2024. As of September 30, 2025, we had $15.0 million available to repurchase shares of our common stock under the 2023 Repurchase Plan.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $97.7 million for the nine months ended September 30, 2025 as compared to $97.5 million for the nine months ended September 30, 2024.  The increase of $0.2 million was primarily related to improvements in working capital.

2023 CoBank Credit Facility

On July 13, 2023, we, along with certain of our subsidiaries as guarantors, entered into a Credit Agreement (as may be amended from time to time, the “2023 CoBank Credit Agreement”) with CoBank, ACB (“CoBank”) and a syndicate of other lenders (the “2023 CoBank Credit Facility”). On July 10, 2024, we amended the 2023 CoBank Credit Agreement to add certain subsidiaries as guarantors and to provide further flexibility in order to accept certain grant and government program obligations.

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

Amounts borrowed under the 2023 CoBank Credit Facility bear interest at a rate equal to, at our option, either (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus an applicable margin ranging between 2.00% to 3.75% for the 2023 CoBank Term Loan and 1.75% to 3.50% for Revolving Loans or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.75% for the 2023 CoBank Term Loan and 0.75% to 2.50% for the 2023 CoBank Revolving Loans. Swingline loans bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the one-month SOFR rate (ii) the federal funds effective rate (as defined in the 2023 CoBank Credit Agreement) plus 0.50% per annum; or (iii) the prime rate (as defined in the 2023 CoBank Credit Agreement). The applicable margin is determined based on the ratio (as further defined in the 2023 CoBank Credit Agreement) of our maximum Total Net Leverage Ratio. Under the terms of the 2023 CoBank Credit Agreement, we must also pay a fee ranging from 0.25% to 0.50% on the average daily unused portion of the 2023 CoBank Credit Facility over each calendar quarter.

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

We capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility, which are being amortized over the life of the debt and $2.7 million were unamortized as of September 30, 2025.

As of September 30, 2025, we had $122.7 million outstanding under the 2023 CoBank Term Loan, $75.1 million under the 2023 CoBank Revolving Loan, and had $94.9 million of availability. We were in compliance with all financial covenants as of September 30, 2025.

In October 2023, we entered into a two-year, forward starting one-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, has a fixed SOFR rate of 4.896% and matures on November 13, 2025. The swap agreement had a fair value of $(0.1) million and $(0.3) million as of September 30, 2025 and December 31, 2024, respectively.

Letter of Credit Facility

On November 14, 2022, we entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of us and our subsidiaries. As of September 30, 2025, $35.3 million of Standby Letters of Credit had been issued under this agreement.

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

The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the 2022 Alaska Credit Facility (as defined below) in the amount of approximately $279 million plus accrued and unpaid interest, (b) to pay fees and expenses associated with the completion of this transaction, and (c) for general corporate purposes. As of September 30, 2025, $300.0 million was outstanding under the 2024 Alaska Term Facility.

 Proceeds from the 2024 Alaska Revolving Facility are to be used, subject to certain limitations, (a) to issue letters of credit to replace or backstop existing letters of credit of Alaska Communications and its direct and indirect subsidiaries, and (b) for working capital purposes, capital expenditures and other general corporate purposes. As of September 30, 2025, $9.5 million was outstanding under the 2024 Alaska Revolving Facility and $0.6 million of letters of credit were issued. As a result, $79.9 million was available under the 2024 Alaska Revolving Facility as of September 30, 2025.

 The 2024 Alaska Credit Facility also provides for incremental term loans (“Incremental Term Loans”) up to an aggregate principal amount of the greater of $91 million and Alaska Communications’ trailing consolidated twelve-month EBITDA (as defined in the 2024 Alaska Credit Agreement), subject to the Borrower meeting certain conditions.

In connection with the 2024 Alaska Credit Facility, we incurred $6.9 million of fees and rolled over $2.1 million of fees for the 2022 Alaska Credit Facility to be amortized over the life of the debt. As of September 30, 2025, we had $7.1 million of unamortized fees, which are being amortized over the life of the debt, associated with the 2024 Alaska Credit Facility.

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

 The Borrower is required to maintain financial ratios, based on a calculation of EBITDA defined in the 2024 Alaska Credit Agreement, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.75:1.00, stepping down to 4.50:1.00 beginning with the third quarter of 2027, and stepping down to 4.25:1.00 beginning with the third quarter of 2028; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25:1.00. The 2024 Alaska Credit Agreement contains customary covenants restricting the incurrence or assumption of debt, granting or assuming liens, declaring dividends and making other restricted payments, making investments, dispositions, engaging in transactions with affiliates, changes to the nature of business, modifying organizational documents and material agreements, entering into sale and leaseback transactions, amending or making prepayments on certain subordinated debt, and entering into mergers and acquisitions.

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

The Company is not a guarantor under the 2024 Alaska Credit Agreement, and the lenders have no recourse against the Company in the event of an occurrence of an “Event of Default” (as defined therein).

2022 Alaska Credit Facility

On December 23, 2022, Alaska Communications entered into a Credit Agreement (the “2022 Alaska Credit Agreement”) with Fifth Third Bank, National Association, as administrative agent, and a syndicate of lenders (the “2022

Alaska Credit Facility”) to provide a Revolving Credit Commitment of $75.0 million (the “2022 Alaska Revolving Facility”) and Term Loan Commitment of $230.0 million (the “2022 Alaska Term Loan”).

The key terms and conditions of the 2022 Alaska Credit Facility included the following:

●	Amounts outstanding bore an interest rate of the forward-looking SOFR rate with a one-month interest period, plus the SOFR Spread Adjustment of 10 basis points, plus a margin ranging from 3.00% to 4.00% based on Alaska Communications’ Consolidated Total Net Leverage Ratio (as defined in the 2022 Alaska Credit Agreement) or at an alternate base rate at a margin that is 1% lower than the counterpart SOFR margin;

●	Principal repayments of $1.4 million were made quarterly commencing with the fourth quarter of 2023;

●	Alaska Communications was required to maintain financial ratios as defined in the 2022 Alaska Credit Facility, including (a) a maximum Consolidated Net Total Leverage Ratio of 4.00 to 1, stepping down to 3.75 to 1 beginning with the second quarter of 2024; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1. In addition to these financial ratios, Alaska Communications was subject to customary representations, warranties and covenants, including limitations on additional indebtedness, liens, consolidations, mergers, assets sales, advances, investments and loans, transactions with affiliates, sale and leaseback transactions, subordinated indebtedness, and changes in the nature of its business; and

●	The 2022 Alaska Credit Facility was non-recourse to us and was secured by substantially all of the personal property and certain material real property owned by Alaska Communications.

On August 29, 2024, all outstanding amounts under the 2022 Alaska Credit Facility were repaid in full using the proceeds received upon the completion of the 2024 Alaska Credit Facility.

Alaska Term Facility

On September 15, 2022, Holdings entered into a secured lending arrangement with Bristol Bay Industrial, LLC (the “Alaska Term Facility”).

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

Alaska Interest Rate Swap Agreements

In November 2023, Alaska Communications entered into two forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200 million, with fixed SOFR rates of 4.8695% and 4.8980%. The swap agreement had a fair value of $(0.5) million as of December 31, 2024, and matured on September 30, 2025.

On September 26, 2025, Alaska Communications entered into four forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the four agreements was $200 million, with fixed SOFR rates ranging from 3.4290% to 3.4485%. The swap agreements had a fair value of $(0.3) million as of September 30, 2025.

FirstNet Receivables Credit Facility

On March 26, 2020, Commnet Finance, a wholly owned subsidiary of Commnet Wireless, entered into a receivables credit facility with Commnet Wireless and CoBank (the “Receivables Credit Facility”).

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

As of September 30, 2025, Commnet Wireless had $38.5 million outstanding, of which $8.3 million was classified as being current and $30.2 million as long-term on our balance sheet, and $9.2 million of availability under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.3 million were unamortized as of September 30, 2025.

Guyana Credit Facilities

On October 12, 2022 , OneGY entered into a $2.9 million term facility and a $5.7 million overdraft facility (the “Guyana Credit Facilities”) with Republic Bank (Guyana) Limited. The Guyana Credit Facilities were secured by real estate assets and carried a fixed interest rate of 7.5%. On November 29, 2024, the overdraft facility and term facility were canceled at the request of OneGY.

IDB Credit Facilities

On May 8, 2025, OneGY entered into a Credit Agreement (the “2025 IDB Credit Agreement”) with Inter-American Investment Corporation (“IDB Invest”) to provide (the “2025 IDB Credit Facilities”) a Revolving Credit Commitment of $10.0 million (the “2025 IDB Revolving Facility”) and Term Loan Commitment of up to $30.0 million (the “2025 IDB Term Loan”). The debt is secured by certain assets of OneGY and is not guaranteed by the Company.

Each disbursement under the 2025 IDB Revolving Facility requires an established repayment date. Amounts may be prepaid with prior notice to IDB Invest.

Beginning in the second quarter of 2027, amounts drawn on the 2025 IDB Term Loan must be repaid in quarterly principal payments in the amounts set forth below, with the outstanding principal balance maturing on the tenth anniversary of the effective date. The 2025 IDB Revolving Loan may be repaid at any time on or prior to its maturity of 360 days after the first disbursement date.

2025 IDB Term Loan Quarterly Payment Dates	2025 IDB Term Loan Quarterly Repayments
June 22, 2027 – December 22, 2030	5.0% bi-annually
June 22, 2031 – December 22, 2034	7.5% bi-annually

Amounts borrowed under the 2025 IDB Credit Facilities bear interest at a rate equal to SOFR plus an applicable margin of 2.4% for the 2025 IDB Revolving Facility and 3.0% for the 2025 IDB Term Loan. In the case of the 2025 IDB Term Loan, there is a prepayment fee equal to 1% until the first anniversary from the effective date, 0.5% until the second anniversary from the effective date, and 0.0% thereafter.

The 2025 IDB Credit Agreement contains a financial covenant that imposes on OneGY a maximum Net Financial Debt to EBITDA Ratio and a maximum Debt to Equity ratio and a minimum EBITDA to Net Financial Expense Ratio, as well as customary representations, warranties and covenants. The 2025 IDB Credit Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.

As of September 30, 2025, there were no outstanding borrowings under the 2025 IDB Revolving Facility or the 2025 IDB Term loan.

Sacred Wind Term Debt

Our subsidiary, Sacred Wind, has a term debt facility (the “Sacred Wind Term Debt”) with the United States of America, acting through the Administrator of the Rural Utilities Service (“RUS”), which provides financial assistance in the form of loans under the Rural Electrification Act of 1936 to furnish or improve telecommunications and/or broadband services in rural areas, is secured by substantially all of the assets of Sacred Wind and is an underlying mortgage to the United States of America. These mortgage notes are to be repaid in equal monthly installments covering principal and interest beginning after date of issue and expiring by 2035.

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent of the RUS noteholders. The agreements also contain a financial covenant that Sacred Wind was not in compliance with as of December 31, 2024. Sacred Wind submitted a corrective action plan to comply with the financial covenant by December 31, 2028. The corrective action plan was accepted by the RUS and, as of September 30, 2025, we were in compliance with that corrective action plan.

As of September 30, 2025, $22.3 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.4 million was current and $18.9 million was long term.

The mortgage notes carry fixed interest rates ranging from 0.88% to 5.0%.

OneVI Debt

We, and certain of our subsidiaries, have entered into a loan agreement (“OneVI Debt Agreement”) for a $60.0 million loan (the “OneVI Debt”) with National Cooperative Services Corporation (“NCSC”). The OneVI Debt Agreement contains customary representations, warranties, and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “OneVI Net Leverage Ratio”). This covenant is tested on an annual basis at the end of each fiscal year. Interest is paid quarterly at a fixed rate of 4.0% per annum and principal repayment is not required until maturity on July 1, 2026. Prepayment of amounts under the OneVI Debt Agreement may be subject to a fee under certain circumstances. The debt is secured by certain assets of the OneVI subsidiaries and is guaranteed by us.

We paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the OneVI Debt Agreement. The fee was recorded as a reduction to the OneVI Debt carrying amount and is being amortized over the life of the loan.

As of September 30, 2025, $60.0 million of the OneVI Debt remained outstanding.

On May 5, 2022, the OneVI Net Leverage Ratio was amended to 7.0 to 1.0 through the maturity date of July 1, 2026. The OneVI Net Leverage Ratio is tested annually, and we were in compliance with the OneVI Net Leverage Ratio as of December 31, 2024.

On November 5, 2025, the Company and certain of its subsidiaries (the “Borrowers”) amended the OneVI Debt Agreement (the “Amendment”) to extend the maturity date of the OneVI Debt from July 1, 2026 to July 1, 2035 (the “Extended Maturity Date”). The Amendment further provides that the OneVI Debt will continue to accrue interest at the current fixed 4.0% rate through June 30, 2026 and, beginning on July 1, 2026, NCSC will offer, at the Borrowers’ option, a forward fixed rate or variable rate of interest for the remainder of the term of the OneVI Debt through the Extended Maturity Date. If the Borrowers elect the variable rate, the variable rate will be NCSC’s standard variable rate of interest for long-term loans and subject to change monthly, and the Borrowers will have the option to convert all or a portion of principal outstanding as of the date specified in the Conversion Notice (as defined in the OneVI Debt Agreement), to NCSC’s standard fixed interest rates for long-term loans at any time thereafter without a fee.

Additionally, the Amendment provides that the OneVI Debt will continue to require interest-only payments at the current rate through June 30, 2026; beginning on July 1, 2026, the OneVI Debt will be subject to a quarterly repayment schedule using the level debt service, level principal amortization method, or a principal repayment schedule mutually agreed upon by NCSC and the Borrowers.

The Amendment includes financial covenants by the Borrowers that impose a maximum ratio of indebtedness to annual operating cash flow and require the Borrowers to maintain a minimum fixed charge cover ratio for annual periods through the Extended Maturity Date. The interest rate will be reset on the original loan maturity date of July 1, 2026. Beginning in July 2026, the loan will be subject to a quarterly repayment schedule.

Payment Dates	Annual Principal Repayment
Years 1-3	8%
Years 4-6	10%
Years 7-8	15%
Year 9	18%

The covenants tested on an annual basis will change as of December 31, 2026. Please see Item 5 for additional information.

Debt Maturity

The table below summarizes the annual maturities of our debt instruments (amounts in thousands):

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom (1)	Other	Debt	Credit Facility
October 1, 2025 through December 31, 2025	$923	$—	$1,625	$2,548	$1,908
Year ending December 31, 2026	5,469	2,250	8,125	15,844	8,409
Year ending December 31, 2027	13,098	4,500	9,750	27,348	8,807
Year ending December 31, 2028	18,858	4,500	84,870	108,228	9,229
Year ending December 31, 2029	287,249	5,250	93,438	385,937	6,041
Thereafter	6,239	43,500	—	49,739	4,085
Total	331,836	60,000	197,808	589,644	38,479
Debt Discounts	(7,258)	(74)	(2,706)	(10,038)	(281)
Book Value as of September 30, 2025	$324,578	$59,926	$195,102	$579,606	$38,198

(1)	Maturity schedule reflects principal repayment schedule in the amendment to the OneVi Debt Agreement signed November 5, 2025.

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

In addition, the 2023 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of September 30, 2025, we were in compliance with all of the financial covenants of the 2023 CoBank Credit Facility.

Capital markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance, the state of the capital markets and our compliance with SEC requirements for the offering of securities. In August 2025, we filed a new “universal” shelf registration statement with the SEC, to register potential future offerings of up to $300 million of our securities.

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the three months ended September 30, 2025 and 2024, we recorded $0.6 million and $0.1 million, respectively, in losses on foreign currency transactions. During the nine months ended September 30,

2025 and 2024, we recorded $1.6 million and $0.6 million, respectively, in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

Inflation

Several of our markets have experienced increases in operating costs, some of which we believe are attributable to inflation. If inflation continues or worsens, it could negatively impact our Company by increasing our operating expenses. Inflation may lead to cost increases in multiple areas across our business, for example, rises in the prices of raw materials and manufactured goods, increased energy rates, as well as increased wage pressures and other expenses related to our employees. In particular, where we have agreed to undertake infrastructure build-outs on a fixed budget for our carrier customers or by accepting government grants, inflation may result in build costs that exceed our original budget given the long delays experienced in procuring equipment and materials due to global supply chain delays. To the extent that we are unable to pass on these costs through increased prices, revised budget estimates, or offset them in other ways, they may impact our financial condition and cash flows.

Tariffs

The United States government has announced tariffs on goods imported from various countries to the United States. Furthermore, recent global trade tensions and policy shifts have created an unpredictable environment for businesses operating across international borders. Countries subject to such tariffs or other trade restrictions and other changes in trade policy by the United States or other countries have imposed or may, in the future, impose reciprocal or retaliatory tariffs and other trade measures that may impact our business. We are actively monitoring the tariff developments and analyzing the potential impacts on our businesses, cost structures, supply chain and broader economic environment. We are also working closely with our strategic suppliers to manage their potential impact.

Our International Telecom Segment, including the US Virgin Islands which is classified as an economic development zone, is not subject to these tariffs.

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

Interest Rate Sensitivity. As of September 30, 2025, we had $257.3 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 100-basis-point change in the interest rates on our variable rate debt would result in a $2.6 million change in our annual interest expense.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loans within our credit facilities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Part I, Item 1A “Risk Factors” of our 2024 Annual Report on Form 10-K. The risks described herein and in our 2024 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The U.S. government shutdown may adversely impact our operations and financial results.

The U.S. federal government has been shut down since October 1, 2025. A prolonged government shutdown may adversely impact the operations and financial results of the Company because we rely on many government functions that are limited or ceased during this shutdown. For example, delays in the issuance, review and approval of permit applications may delay the Company’s construction timelines, which may increase our costs or impact our ability to meet contractual commitments or compliance obligations. Disruption to government awards, including delayed awards and delayed or halted payments or project funding may have an impact on the Company’s financial results if reimbursements are delayed. The backlog in review and approvals that is accumulating during this period of shutdown may also contribute to further delays even after government operations resume.

Geopolitical instability and U.S. military presence in the Caribbean may impact our operations.

A substantial part of our operations is located in the Caribbean and we have undersea cable connectivity and corporate functions in several jurisdictions, including Trinidad and Tobago. The U.S. military has been increasing its presence in the Caribbean recently. There are a number of potential business and operational impacts in the event that military activity escalates, such as physical damage to our telecommunications and subsea infrastructure, impairment to critical infrastructure and facilities (like power), workforce disruptions, changes to customer base and competitive markets, inability to travel, as well as macroeconomic risks like currency fluctuation, oil and gas prices and general market instability. Any further geopolitical volatility, including the threat of or actual military action, may adversely impact our operations and financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer. On December 14, 2023, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions. No repurchases were made under this plan during the three months ended September 30, 2025, and we have $15.0 million available to be repurchased under that plan as of September 30, 2025.

Item 5.  Other Information

Second Amendment to the OneVI Debt Agreement

On November 5, 2025, the Company, through its subsidiaries ATN VI Holdings, LLC (“ATN VI”) and Caribbean Asset Holdings, LLC (“CAH” and, together with ATN VI, the “Borrowers”), entered into that certain Second Amendment to Loan Agreement (the “Amendment”) with NCSC, the successor in interest to Rural Telephone Finance Cooperative, to amend the Loan Agreement, dated as of July 1, 2016, by and among the Borrowers and Rural Telephone Finance Cooperative (as amended by the Amendment to Loan Agreement dated May 5, 2022, the “OneVI Debt Agreement”).

The Amendment extends the maturity date of the OneVI Debt from July 1, 2026 to July 1, 2035 (the “Extended Maturity Date”). The Amendment further provides that the OneVI Debt will continue to accrue interest at the current fixed 4.0% rate through June 30, 2026 and, beginning on July 1, 2026, NCSC will offer, at the Borrowers’ option, a forward fixed rate or variable rate of interest for the remainder of the term of the OneVI Debt through the Extended Maturity Date. If the Borrowers elect the variable rate, the variable rate will be NCSC’s standard variable rate of interest for long-term loans and subject to change monthly, and the Borrowers will have the option to convert all or a portion of principal outstanding as of the date specified in the Conversion Notice (as defined in the OneVI Debt Agreement), to NCSC’s standard fixed interest rates for long-term loans at any time thereafter without a fee.

Additionally, the Amendment provides that the OneVI Debt will continue to require interest-only payments at the current rate through June 30, 2026; beginning on July 1, 2026, the OneVI Debt will be subject to a quarterly repayment schedule using the level debt service, level principal amortization method, or a principal repayment schedule mutually agreed upon by NCSC and the Borrowers.

The Amendment includes financial covenants by the Borrowers that impose a maximum ratio of indebtedness to annual operating cash flow and require the Borrowers to maintain a minimum fixed charge cover ratio for annual periods through the Extended Maturity Date.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Rule 10b5-1 Trading Arrangements

While the Company does allow for its officers and directors to enter into trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1 with the Company’s prior approval, during the quarter ended September 30, 2025, none of the Company's directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits:

10.1*	Second Amendment to Loan Agreement, by and among ATN VI Holdings, LLC, Caribbean Asset Holdings, LLC, and National Cooperative Services Corporation, dated as of November 5, 2025.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101).

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

ATN International, Inc.

Date: November 10, 2025	/s/ Brad W. Martin
Brad W. Martin
Chief Executive Officer

Date: November 10, 2025	/s/ Carlos R. Doglioli
Carlos R. Doglioli
Chief Financial Officer