Form 10-K
period 2025-12-31
ATN International, Inc.
filed 2026-03-16
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ⌧
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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2025, was approximately $231 million based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market.

As of March 16, 2026, the registrant had 15,367,611 outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the impact of federal support program revenues; expectations regarding future revenue, operating income, EBITDA and capital expenditures; the competitive environment in our key markets, demand for our services and industry trends; expectations regarding litigation; our liquidity; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results. Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others: (1) the general performance of our operations, including operating margins, revenues, capital expenditures, the impact of cost savings initiatives and the retention of and future growth of our subscriber base; (2) our ability to complete the pending Tower Portfolio Transaction (as defined below) and realize the anticipated benefits thereof; (3) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (4) our ability to satisfy the needs and demands of our major carrier customers; (5) our ability to realize expansion plans for our fiber markets; (6) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (7) our ability to efficiently and cost-effectively upgrade our networks and information technology platforms to address rapid and significant technological changes in the telecommunications industry; (8) continued access to capital and credit markets on terms we deem favorable; (9) government subsidy program availability and regulation of the our businesses, which may impact the our telecommunications licenses, our revenues and operating costs; (10); the impact (if any) of geopolitical instability and US military presence in the Caribbean; (11) our ability to successfully transition our US Telecom business away from wholesale mobility to other carrier and consumer-based services; (12) ongoing risk of an economic downturn, political, geopolitical and other risks and opportunities impacting our operations, including those resulting from changes and uncertainties related to trade policies or tariff regulations, financial market volatility and disruption, uncertain economic conditions in the US and abroad, inflationary concerns, and other macroeconomic headwinds including increased costs and supply chain disruptions; (13) management transitions, and the loss of, or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (14) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals; (15) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage and the impact of such events on the timing of project implementation and corresponding revenue; and (16) increased competition.

Forward-looking statements made by us in this Report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth in Item 1A of this Report under the caption “Risk Factors.” We have no duty to, and do not intend to, update or revise the forward-looking statements made by us in this Report after the date of this Report, except as may be required by law.

In this Report, the words the “Company,” “we,” “our,” “us” and “ATN” refer to ATN International, Inc. and its subsidiaries. This Report contains trademarks, service marks and trade names that are the property of, or licensed by, ATN and its subsidiaries.

References to dollars ($) refer to US dollars unless otherwise specifically indicated.

PART I

ITEM 1.  BUSINESS

Business Overview and Strategy

We provide digital infrastructure and communications services in the United States (“US”), primarily in the western US, and Alaska, and internationally, including Bermuda and the Caribbean region. Since our founding in 1987, we have concentrated on smaller, often rural or remote markets with strong and growing demand for connectivity. We have invested in these markets to build durable network assets and establish a defensible market position. In select markets, we also serve carrier customers by leveraging our network assets to provide communications services.

Through our operating subsidiaries, we primarily offer: (i) fixed and mobile telecommunications connectivity to residential, business, and government customers; and (ii) carrier communications services to large enterprise and government customers, including terrestrial and submarine fiber optic transport.

In recent years, we have undertaken a disciplined business transformation focused on strengthening our operational foundation, optimizing our cost structure, and prioritizing long-lived digital infrastructure assets that support sustainable cash flow generation. This approach aligns with our strategy of targeting durable markets and executing consistently, with the objective of creating long-term stockholder value.

We believe that universal access to reliable, high-quality communications services across data, voice and video is essential to the economic growth and well-being of all communities. Our mission is to digitally empower people and communities, enabling them to connect with the world and thrive. We do this by delivering essential communication technologies, including high-speed broadband through fiber or fiber-like services, to rural and remote markets. These services are foundational, supporting access to healthcare, public safety infrastructure, education, and economic opportunity.

Our strategy to deliver long-term value to our customers and stockholders is built around sustained investments in next-generation telecommunications infrastructure and services in underserved markets. The key elements of this strategy include the following:

●	Network Modernization and Expansion. We focus on rural and remote markets, deploying a range of technologies tailored to meet local needs. As of December 31, 2025, our network included more than 12,200 fiber route miles, connecting communities and passing approximately 523,500 homes with high-speed broadband services (defined as download speeds of 100 megabits per second or more). We have developed these assets through a combination of organic investment and participation in federal, state, local, and tribal funding incentives and programs. In 2026, we plan to continue leveraging these funding sources to expand our network reach and service capabilities.

●	Optimize Operations to Expand Free Cash Flow. We pursue scale and operational efficiency across our businesses to drive value creation. This includes disciplined capital investment, cost management initiatives, and technology adoption, including the use of artificial intelligence (“AI”) to improve product performance and streamline operations. These efforts support revenue stability, margin expansion, and free cash flow growth over time.

●	Long-Term Capital Allocation Strategy. We maintain a long-term view on our businesses, focused on monetizing durable infrastructure investments. These assets support stable, recurring operating cash flows, which enhance our balance sheet strength and financial flexibility. Our capital allocation priorities include reinvesting in core operations, reducing debt, and returning capital to shareholders through dividends or stock repurchases. We also evaluate new investments, acquisitions, and strategic dispositions, through a disciplined, return-focused framework centered on long-term value creation.

●	Proven Operating Model in Rural and Remote Markets. We have a track record of success in rural and remote markets with strong demand for connectivity. We believe that strong local management is key to building customer trust and reducing risk. By supporting local leadership with company-wide operational, technical, and financial expertise, we enhance performance and position these businesses for sustained growth.

About the Company

We are a leading provider of digital infrastructure and communications services with a strategic focus on rural and remote markets in the US, and internationally, including Bermuda and the Caribbean region.

We have developed significant operational capabilities and resources that enhance the performance of our local market operations. Our operating subsidiaries benefit from this shared expertise, which allows them to deliver improved service quality and achieve greater economies of scale than would typically be possible in the smaller markets we serve. We provide centralized management, technical, financial, regulatory, and marketing support to these operating subsidiaries and typically receive a management fee based on a percentage of their revenues. The intercompany fees are eliminated in our consolidated financial results.

We use the cash generated from our operations to repay debt and increase liquidity, reinvest in our network and service operations, fund capital expenditures, return value to stockholders through dividends or share repurchases, and to pursue strategic transactions. We continuously evaluate both domestic and international opportunities that align with our long-term goal of generating sustained excess operating cash flows.

For additional information regarding our reportable segments and geographic distribution of revenues and assets, please refer to Notes 1 and 13 of the Consolidated Financial Statements included in this Report.

As of December 31, 2025, we offered the following services to our customers:

●	Fixed Telecommunications Services (“Fixed Services”). We provide fixed data and voice telecommunications services to business and consumer customers, including high-speed broadband and enterprise data solutions. In select markets, fixed services also include video offerings and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services (“Carrier Services”). We offer infrastructure services to other telecommunications providers, including the leasing of critical network infrastructure such as towers and transport facilities, wholesale roaming, site maintenance and international long-distance services.

●	Mobile Telecommunications Services (“Mobility Services”). We offer mobile communications services over our wireless networks, including voice, messaging and data services along with related equipment, such as handsets, to both business and consumer customers.

●	Managed Services. We deliver information technology solutions, including network management, application support and infrastructure services to complement our fixed telecommunications services in our existing markets for the purpose of supporting both enterprise and residential users.

Through December 31, 2025, we identified two operating segments to manage and review our operations, as well as to support investor presentations of our results. These operating segments are as follows:

●	International Telecom. In our international markets, we offer fixed, carrier, mobility and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the US, we offer fixed, carrier, and managed services to customers in Alaska and the western US.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served during 2025:

	International Telecom		US Telecom
Services	Markets	Tradenames (1)	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications, Brava	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic, Brava	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands, Cayman Islands	One Communications, Essextel, Logic, Brava	United States	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, Brava	United States	Alaska Communications, Choice
(1)	During 2025, we completed our planned integration and alignment of management across our international markets, driving efficiencies and advancing the shared mission of these markets. We also continued to unify branding across our networks, and we now sell fixed and mobility services under the “One Communications” brand in Bermuda, Guyana and the US Virgin Islands. We completed a rebranding in Guyana, and GTT is now known as “One Communications.” We refer to our business in Guyana as “OneGY” throughout this Report. We completed a rebranding in the US Virgin Islands, and Viya is now known as “One Communications.” We refer to our business in the US Virgin Islands as “OneVI” throughout this Report.

Our principal corporate offices are located at 500 Cummings Center, Suite 2450, Beverly, Massachusetts, 01915. The telephone number at our principal corporate offices is (978) 619-1300.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, that we electronically file with or furnish to the Securities Exchange Commission (“SEC”), pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as our definitive proxy materials filed with the SEC pursuant to Section 14 of the Exchange Act, are all available under the Investor Relations section of our website at is www.atni.com. These reports and materials are made available as soon as reasonably practicable, free of charge, after such reports and materials are electronically filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. We have included the above website addresses and other website addresses throughout this Report as inactive textual references only. Information contained on or accessible through our website or any other websites referenced herein is not incorporated by reference into this Report, and you should not consider that information to be part of this Report.

US Telecom Segment

Our US Telecom segment generates fixed, carrier, wholesale mobility and managed services revenues in Alaska and parts of the western US.

In Alaska, we own approximately 52% of the common equity of the operating company, Alaska Communications, and control its operations and management. Our co-investors in Alaska Communications, Freedom 3 Capital, LLC and other institutional investors (collectively, the “Freedom 3 Investors”) collectively own the remaining 48% of the common equity of Alaska Communications.

In November 2022, we acquired all of the issued and outstanding stock of Sacred Wind Enterprises, Inc. (“Sacred Wind”), a rural telecommunications provider in New Mexico (the “Sacred Wind Transaction”). As part of the Sacred Wind Transaction, we paid a combination of cash and equity for Sacred Wind, resulting in the Sacred Wind stockholders becoming minority owners in Commnet, the new business formed by combining Sacred Wind with our existing operations in the western US. Beginning on November 7, 2022, the results of the Sacred Wind Transaction are included in our US Telecom segment.

Revenues from our US Telecom segment were approximately 48% of our consolidated revenues for fiscal years 2025 and 2024.

Carrier Services

Carrier Services.  In Alaska, we provide wholesale voice and internet connectivity to carrier customers.  In the western US, we provide wholesale mobile voice and data roaming services, as well as wholesale transport services to national, regional, local and select international wireless carriers. These carrier services also include tower rental, backhaul and maintenance services. Our largest wholesale networks are located principally in the western US.

In Alaska, we provide connectivity to our wholesale customers, either through direct sales of wholesale transport over our terrestrial or subsea networks or else by contracting to build, host or maintain networks on behalf of another carrier over a contracted term.

In the western US, we provide network infrastructure services as part of our expanded carrier services, such as tower leasing and transport facilities to our carrier partners, to supplement our historic revenue base. In July 2019, the Company entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that was subsequently amended through March 31, 2025 (the “FirstNet Agreement”).  In connection with the FirstNet Agreement, the Company is building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near the Company’s current operating areas in the western US (the “FirstNet Transaction”). The FirstNet Transaction includes construction and service performance obligations. As of December 31, 2025, we had substantially completed the build of AT&T’s network for FirstNet. In addition to building the network, we will provide ongoing equipment and site maintenance and high-capacity transport to and from these cell sites for an initial term ending in 2031.

On May 10, 2023, we entered into a Carrier Managed Services Master Agreement (the “Verizon CMS Agreement”) with Cellco Partnership d/b/a Verizon Wireless (“Verizon”), pursuant to which we provide a variety of network, infrastructure and technical services that help deliver next generation wireless services to Verizon’s subscribers in our current operating areas in the southwestern US. Pursuant to the Verizon CMS Agreement and subject to certain limitations contained therein, we upgrade our wireless service in specific areas and provide services to Verizon for an initial rolling seven-year term, with renewal periods beginning in 2030.  As of December 31, 2025, we were substantially complete with this Verizon build, and we are continuing to complete the remaining sites.

We also have roaming agreements with each of the three US national wireless network carriers (AT&T, T-Mobile, and Verizon) along with several other wireless service providers. Other than these agreements with the national carriers, our standard roaming agreements are usually terminable within 90 days. While we continue to provide services pursuant to these roaming agreements, our business focus has shifted away from traditional roaming and toward a carrier services model.

Sales and Marketing. Our wholesale transport customers are predominately communications carriers such as local exchange carriers, wireless carriers, internet service providers and interstate integrated providers. Our services are mainly sold through direct and inside sales. Our business customers select from our wide range of service offerings tailored to meet their needs.

We believe that our ability to deliver reliable, high capacity backhaul across multiple provider footprints, both from licensed fixed wireless microwave and fiber access solutions, creates value for our customers who are typically unable to scale their rural access capacities as rapidly and successfully as they can in less remote markets. We are investing in the expansion of our regional fiber and network asset footprint, and in enhanced network reliability and route diversity, with the expectation that our carrier customers will have greater demand for higher capacity, higher reliability and lower latency backhaul to support their own investments in network deployments.

Fixed Services

Services. In Alaska, we provide fiber broadband, fixed wireless access, digital subscriber line (“DSL”) and managed IT services, offering technology and service-enabled customer solutions to business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers in the most populated communities throughout the state. Our facilities-based communications network connects to the contiguous states via our two diverse undersea fiber optic cable systems. We provide high-capacity data networking, internet connectivity, voice communications and IT Services. Networking services include Ethernet and IP routed services, as well as switched and dedicated voice services. In addition, we offer other value-added services such as network hosting, managed IT services and long-distance services. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a largely two-player terrestrial wireline market and our customers are primarily business customers.

In the western US, we provide fiber and fixed wireless services to business customers such as schools, libraries, mine operators and state and local governments as well as residential customers. Our focus in the western US is to continue to build-out our residential and commercial broadband services.

Network. Through our extensive facilities-based wireline telecommunications network, we provide communications and IT solutions that connect Alaskans, as well as customers in the continental US, to the world. We continually upgrade our network to provide higher levels of performance, higher bandwidth speeds, increased levels of security and additional value-added services for our customers. We operate significant terrestrial and submarine fiber miles, which serve as the backbone of our network with a focus on reaching government and large business customers. Our network is extensive within Alaska’s urban areas and connects our largest markets, including Anchorage, Fairbanks and Juneau with each other and the contiguous states, as well as many rural areas. Residential broadband customers are served in Alaska with a mix of fiber-driven broadband and copper-based DSL internet access.

We own and operate two undersea fiber optic cable systems, AKORN® and Northstar, that provide diverse routing from our Alaskan network to our facilities in Oregon and Washington designed to serve the critical communications requirements of our own companies and our external customers. Through our landing stations in the pacific northwest, we also provide an at-the-ready landing point for other large fiber optic cables, and their operators, connecting the US to networks in Asia and other parts of the world.

Our terrestrial fiber network on the North Slope of Alaska allows us to provide our broadband and managed IT solutions to customers in the oil and gas sector. Rural healthcare, education, and business customers are served by a satellite earth station network utilizing a combination of Geosynchronous Equatorial Orbit (“GEO”) and low earth orbit (“LEO”) satellite capacity. These satellite services provide internet and WAN backhaul connectivity to our customers.

In the western US, we have deployed, and are working to deploy more, carrier-grade fiber optic networks strategically throughout our markets to continue to serve government, education, healthcare, business, consumer and tribal customers in Arizona, Nevada, New Mexico, Colorado and Utah. We are continuing to expand our capacity offerings with a focus on enhancing our owned and leased transport facilities. The expansion of our network anchored by new fiber deployments is facilitating a long-held vision for reducing reliance on limited capacity microwave backhaul and enabling new wholesale agreements with additional national and regional carriers for both lit and dark fiber services.

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

In the western US, we experience competitive pressures from Incumbent Local Exchange Carrier (“ILEC”) providers such as AT&T, Comcast, Windstream, Lumen and Frontier along with their channel partners and other smaller regional providers and cooperatives. Similarly, we compete with national fiber providers, such as Zayo, with vast wholesale channel solutions. Our ability to offer full-service solutions across multiple Local Exchange Carrier (“LEC”) service areas and very remote sites back to mobile telephone switching offices continues to be a market differentiator and a key driver of our success.

Our fixed services in the US also face additional competitive pressure from the continued development and commercialization of LEO satellite technologies with the capacity for providing high-quality data services to our customers.

Mobility Services

Mobility Services. Historically, we offered mobile services to retail customers in certain rural markets already covered by our wholesale networks in the western US. As of December 31, 2024, we ceased providing retail mobile services under our own brand.

Replace and Remove Program. In July 2022, we were approved to participate in the Federal Communication Commission’s (“FCC”) Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of communications equipment and services in their networks that has been deemed to pose a national security risk. Pursuant to the Replace and Remove Program, our eligible subsidiaries in the western US and in the US Virgin Islands were initially allocated up to approximately $207 million under the Replace and Remove Program; however, in December 2024, this program was fully funded for an increased allocation to the Company of approximately $517 million. The Replace and Remove Program requires each of our participating subsidiaries to complete the project no later than a specified deadline, which was extended to May 8, 2026. In March 2026, we requested a further extension through early November 2026, and the FCC has not yet acted on that request. As of December 31, 2025, we had received approximately $202 million in reimbursements under the Replace and Remove Program.

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

We operate high-capacity, carrier-class digital wireless switching systems that are capable of serving multiple markets through a mobile telephone switching office and centralized equipment used for network and data management that is located in high-availability facilities supported by multiple levels of power and network redundancy. Our systems are designed to incorporate Internet Protocol (“IP”) packet-based Ethernet technology, which allows for increased data capacity and a more efficient network. Interconnection between the mobile telephone switching office and the cell sites utilizes Ethernet technology over fiber or microwave links for virtually all of our sites.

International Telecom Segment

Our International Telecom segment generates fixed, carrier, mobility and managed services revenues in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands. Revenues from our International Telecom segment were approximately 52% of our consolidated revenues for fiscal years 2025 and 2024.

During 2025, we completed our planned integration and alignment of management across our international markets, driving efficiencies and advancing the shared mission of these markets. We also continued to unify branding across our networks, and we now sell fixed and mobility services under the “One Communications” brand in Bermuda, Guyana and the US Virgin Islands.

Fixed Services

High-Speed Data Services and Networks. We offer high-speed broadband and data connectivity services to residential and business customers in all our International Telecom markets. We provide a number of broadband internet plans with varying speeds to address different customer needs and price requirements in our various markets. As of December 31, 2025, we had approximately 149,300 broadband customers across our international markets and approximately 92% of those customers had access to high-speed networks.

Our high-speed data services are delivered over fiber to the premises using fiber-optic and hybrid fiber coaxial cable (“HFC”) networks throughout our international markets. We make efforts to construct our high-speed networks with durable materials and routes redundancies that are designed to withstand the climate of the regions, including challenges such as high winds. In Guyana, we are working to migrate customers from the legacy copper network and its DSL broadband internet service to either fiber or fixed wireless networks.

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

Sub-Sea Fiber Networks. Our international voice and data networks link with the rest of the world through undersea fiber-optic cables in the Caribbean and Atlantic regions. These cables are crucial arteries that supply access to communications services for islands and remote markets like the ones in which we operate. Our sub-sea fiber connectivity utilizes physically diverse routes, designed to supply resilient services to our customers. This fiber network is comprised of both owned assets (through memberships of certain consortia) and assets leased from third parties.

Sales and Marketing. Our fixed services are sold through five main distribution channels: digital, company owned and operated retail/pop-up retail, authorized dealers and agents, direct sales, and inside sales. Business and residential customers are able to purchase any of our standalone or bundled data, managed services, security services, and voice services through any of the aforementioned channels. We are seeking to grow and protect our existing business customer base with our Brava service offerings, which are provided through a simplified bundling approach that enhances our value proposition and brand position in our markets.

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

Mobility Services

We provide mobile, data, and voice services to retail and business customers in Bermuda, Guyana and in the US Virgin Islands. We also provide roaming services to the customers of many of the largest US and international telecommunications operators when their customers visit our markets. As of December 31, 2025, we had approximately 399,200 mobile subscribers in our International Telecom segment.

Products and Services. A significant majority of our international customers use prepay plans, which require them to pay in advance for our mobile services. These plans allow customers to purchase a specific amount of voice minutes, text messages, or data for a specified period of time before usage. A minority of customers subscribe to our postpaid plans that allow customers to select a plan with voice minutes, text messaging, a given amount of data and other features that recur on a monthly basis and are billed at the end of the service period.

Network and Operations: We offer our mobility services over 4G (LTE) in all our markets, except for the Cayman Islands, with significant 5G coverage in Bermuda and the US Virgin Islands. We own and operate base stations on owned and leased sites throughout our international markets. Except for VoLTE, which has components in each market and leverages shared components in Miami and Denver, all of our mobile networks have their core supporting facilities in the home network in the US Virgin Islands, Bermuda and Guyana. Our international Network Operations Center (“NOC”) provides dedicated monitoring of our networks and is designed to ensure that we have continuous monitoring of all our wireless and wireline facilities.

The transport networks in all the markets are primarily fiber based with route diversity provided by the deployment of fiber rings where possible and supplemental microwave deployments. The vast majority of the networks are IP based utilizing multiprotocol label switching (“MPLS”) for redundancy to provide high availability networks. Standby power is provided by back up battery and generators. We have standardized business continuity and disaster recovery plans and engage in regular reviews and testing of those plans throughout the markets. Connection between these markets and the rest of the world is principally through subsea fiber networks described in our “International Telecom – Fixed Services – Sub-Sea Fiber Networks” section above.

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

Human Capital Resources

People and Culture

We know that our employees are our most valuable assets to realize our mission to digitally empower people and communities so they can connect with the world and prosper. We do this through meeting the everyday connectivity needs of rural and remote communities. We developed the values listed below to reflect both our current culture and the values that we strive to embody to attract and maintain key talent. We endeavor to implement these values every day through employee engagement events, regular communication on company goals and milestones, and foster a connected and empowered workplace.

ATN Values	Description
Commitment	Operate for the Long-Term
Respect	Variety of Viewpoints
Excellence	Smart and Determined Work
Accountability	Do What You Say
Thoughtfulness	Caring Behavior
Empowerment	Leaders at Every Level

ATN Workforce Overview

As of December 31, 2025, we had approximately 2,100 employees, of whom approximately 700 were employed in the US (including the US Virgin Islands) and approximately 1,400 were employed by our international subsidiaries. At the holding company level, we employ our executive management team and staff. As of December 31, 2025, approximately 26% of our total employee population were covered by contracts with various unions. Employees represented by unions are located in Alaska and all our international markets except for the Cayman Islands. As of the date of this Report, we believe we have a good relationship with our unions.

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

Employee Engagement and Development

Together with our subsidiaries, we are dedicated to enhancing the use of technology in the various communities we serve. We believe having management and staff with deep local expertise of the communities in which they operate is crucial to our success and to our ability to have a positive impact on those communities. We believe that varied perspectives and backgrounds enhance the workplace.

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

US Federal Regulation

At the federal level in the US, we are regulated in large part by the FCC. Our operations in the US are subject to the Communications Act of 1934, as amended, including the Telecommunications Act of 1996 (“Communications Act”), and the FCC’s implementing regulations.

The FCC provides regulations that impose certain disclosures, operational measures, and regulatory payment obligations applicable to both our fixed and wireless services. To date, that includes, but is not limited to:

●	Regulatory Fees and Contributions. We are obligated to pay certain annual regulatory fees and assessments to support FCC regulation of wireless and wireline providers, as well as fees to support federal universal service programs, number portability, regional database costs, centralized telephone numbering administration, telecommunications relay service for people who are deaf or hard of hearing, and application filing fees. These fees are subject to periodic change by the FCC and the manner in which carriers may recoup these fees from customers is subject to various restrictions.
●	Broadband Disclosures. The FCC requires broadband service providers to display “nutrition labels” at the point of sale that disclose information about broadband prices, introductory rates, data allowances, broadband speeds, and latency, and to disclose their broadband network management practices on their websites or via an FCC website.
●	Broadband Data Collection. The FCC requires facilities-based providers of fixed and mobile broadband services to submit biannual reports detailing the availability and quality of service of their broadband internet access services.

●	Robocalls. The FCC continues to take steps to limit unwanted and illegal telephone calls and text messages, including restricting the use of automatic telephone dialing systems and artificial or prerecorded voice messages, requiring the implementation of STIR/SHAKEN caller ID authentication framework in the IP portions of provider networks, establishing the Do-Not-Call registry in coordination with the Federal Trade Commission, and permitting voice service providers to block calls in certain circumstances. Further FCC action regarding these issues is expected.
●	Telecommunications Privacy Regulations. We are subject to federal regulations relating to privacy and data security that impact all parts of our business.
●	911 and 988 Call Routing. The FCC requires that providers transmit all 911 emergency calls to an appropriate public safety answering point (“PSAP”) based on the caller’s location and all 988 calls and texts to the National Suicide Prevention Lifeline, and to transmit appropriate location information.
●	CALEA and Cybersecurity. We are required to provide law enforcement agencies with capacity and technical capabilities to support lawful wiretaps pursuant to the Communications Assistance for Law Enforcement Act. Furthermore, we are required to secure our networks from unlawful access and interception.

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

We are subject to competitive market forces, as well as rate-of-return regulation for intrastate services that originate and terminate in the US Virgin Islands and price-cap rate regulation for interstate services in Alaska and the US Virgin Islands regulated by the FCC. Because we face competition, we may not be able to charge the maximum permitted rates under price-cap regulation or realize the authorized intrastate rate of return. A broader range of data and information services are offered by our unregulated affiliates or as unregulated services by our regulated companies.

Wireless Services

The FCC regulates, among other things: the licensed and unlicensed use of radio spectrum; the ownership, lease, transfer of control, and assignment of wireless licenses; the ongoing technical, operational, and service requirements applicable to such licenses; the timing, nature, and scope of network construction; the provision of certain services, such as enhanced 911 (“E-911”); and the interconnection of communications networks in the US. Although some of these regulations apply to both our services to retail customers and our wholesale services to wireless carriers, many apply only to our retail services. As we reduce the markets in which we provide retail wireless services, the significance to our business of regulatory obligations applicable only to our retail services has and will continue to diminish.

Spectrum Licenses. We provide our wireless services pursuant to various commercial mobile radio services (“CMRS”) licenses issued by the FCC. Some of these licenses are site-based while others cover specified geographic market areas. The specific radio frequencies, the authorized spectrum amounts, and certain of the technical and service rules vary depending on the licensed service. In addition to CMRS licenses, our wireless business relies on common carrier and non-common carrier fixed point-to-point microwave licenses issued by the FCC. Most of our license grants are for a period of ten years and are renewable upon successful application to the FCC. The FCC conditions some spectrum licenses on the satisfaction of certain obligations to construct networks covering a specified geographic area or population by specific dates. As of the date of this Report, we were substantially in compliance with the applicable construction requirements that have arisen for the licenses we currently hold and do not expect to be in violation of future construction requirements.

Public Interest and Safety Obligations. The Communications Act and the FCC’s rules impose additional requirements upon wireless service providers. The radio systems towers that we own and lease are subject to Federal Aviation Administration and FCC regulations that govern the location, marking, lighting, and construction of certain towers and certain towers are also subject to the requirements of the National Environmental Policy Act, National Historic Preservation Act, and other environmental statutes enforced by the FCC. In addition, the FCC has also adopted guidelines and methods for evaluating human exposure to emissions of radiofrequency radiation from radio equipment.

The FCC has adopted requirements for CMRS providers to promote access to reliable 911, hearing aid compatible devices, emergency alerting, and first responder communications. For example, wireless providers are obligated to transmit all 911 calls to an appropriate PSAP based on geographic data generated by increasingly accurate location information technologies mandated by the FCC. The FCC also has adopted obligations on wireless providers related to network reliability and resiliency and disaster management. To our knowledge, as of the date of this Report, we were in compliance with the foregoing obligations currently applicable to our operations, and we devote resources necessary to meet these obligations and maintain network services.

Universal Service Support and Contributions

In general, all telecommunications providers are obligated to contribute to the Universal Service Fund (“USF”), which is used to promote the availability of qualifying telecommunications and broadband service to low-income households, households located in rural and high-cost areas, and to schools, libraries, and rural health care providers. We contribute to the USF and also receive various forms of USF support.  We are subject to audit by the Universal Service Administrative Company (“USAC”) with respect to our federal contributions and our receipts of universal service funding. To our knowledge, as of the date of this Report, we were in compliance in all material respects with applicable federal and state USF assessment and support requirements.

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

We receive several forms of high-cost support, including but not limited to, as follows:

●	We receive federal USF support under the Alaska Connect Fund (“ACF”). Beginning in 2025, we expect to receive $25.6 million per year until December 31, 2028. Beginning in 2029 and continuing through 2034, the amount of ACF support will be determined by FCC staff taking into consideration broadband deployment funded through the Broadband Equity Access and Deployment Program. The ACF replaced the $19.7 million per year that we had previously received in Connect America Fund II (“CAF II”) support in Alaska;
●	As part of the Enhanced Alternative Connect America Model (“E-ACAM”) funding available to our operations in the western US, we are estimated to receive $144.9 million over the next thirteen years, through 2038, with approximately $9 million annually through 2029 before gradually increasing to $13 million annually in 2038. This funding is subject to a requirement to deploy voice and broadband service at speeds of 100/20 Mbps to all required locations by the end of calendar year 2028;
●	We receive approximately $8 million per year in CAF II support in the rural southwest until July 2028;
●	We received approximately $5.5 million annually in the US Virgin Islands through December 31, 2025. In September 2025, we requested that the FCC extend such support for at least one additional year. As of the date of this Report, the FCC had not yet acted on this request and, as a result, the Company is currently not receiving this support. If the FCC grants our request, it may or may not extend our support on a retroactive basis from December 31, 2025;
●	We were awarded approximately $2.3 million annually in the western US through December 31, 2031 as part of the Rural Digital Opportunity Fund Phase I (“RDOF”) auction. In exchange for this support, we committed to deploy voice and broadband service to areas covered by our remaining winning bids within six years and to provide service in those areas for ten years. As of December 31, 2025, we transferred $1.3 million of the annual awards to other providers and returned $0.7 million of the annual awards to the FCC; and
●	We receive state USF support in Alaska, which for the fiscal year ended December 31, 2025 was $2.5 million.

As of December 31, 2025, we were in compliance in all material respects with our deployment and service requirements associated with such funding. If we fail to meet these obligations or require substantial additional capital expenditures to meet the obligations in a timely manner, our revenue, results of operations and liquidity may be materially adversely impacted.

Rural Health Care Universal Service Support Program. The FCC’s Rural Health Care Universal Service Support Mechanism (“RHC Program”) provides funding to help make broadband telecommunications and Internet access services provided by us and other service providers affordable for eligible rural health care providers. We participate in the RHC Program, and during 2025, the Company received $19.0 million related to RHC Program funding.

Subsidies for Low-Income Customers. The FCC’s Lifeline support mechanism provides a subsidy to eligible low-income consumers against the cost of voice services, as well as broadband in CAF II locations. In addition, from January 1, 2022 to June 1, 2024, the FCC administered the Affordable Connectivity Program (“ACP”), which provided eligible low-income consumers and students with a monthly subsidy for the purchase of broadband Internet access service from service providers that elected to participate in the program, which we did.

E-Rate. We provide telecommunications services, broadband internet access services, and internal connections supported by the FCC’s Schools and Libraries Universal Service Support Mechanism (“E-rate”). E-rate support provides an invaluable means by which elementary and secondary schools can afford those services, particularly in rural and remote, high-cost areas. Historically, E-rate has primarily supported services that connect eligible school buildings. To our knowledge, as of the date of this Report, we were in compliance with applicable E-Rate requirements.

Video Services

Video services systems are regulated by the FCC under the Communications Act. We provide video services in the US Virgin Islands. The FCC regulates our programming selection through local broadcast TV station mandatory carriage obligations, constraints on our retransmission consent negotiations with local broadcast TV stations, and limited regulation of our carriage negotiations with cable programming networks. The FCC and federal laws also impose rules governing, among other things, our ability to collect and disclose subscribers’ personally identifiable information, access to inside wiring in multiple dwelling units, cable pole attachments, customer service and technical standards, and disability access requirements. Failure to comply with these regulations could subject us to penalties. To our knowledge, as of the date of this Report, we were in compliance in all material respects with currently applicable FCC video services requirements.

US State and Territorial Regulation

In addition to FCC regulation, we are subject to state and local regulation, such as environmental, zoning, land use, privacy, consumer protection, and other regulations.

Alaska Regulation

Providers of intrastate wireline (i.e., voice, broadband internet, and cable video) telecommunication services in Alaska are required to obtain a certificate of public convenience and necessity from the Regulatory Commission of Alaska (the “RCA”), which Alaska Communications holds. The RCA also adopts and administers various regulatory requirements applicable to certificate holders, although the scope of such regulations was materially reduced in 2019. As of the date of this Report, we believe that Alaska Communications was in compliance with these RCA requirements.

US Virgin Islands Regulation

Our wireline operations in the US Virgin Islands are subject to the US Virgin Islands Public Utilities Code, pursuant to which the Virgin Islands Public Service Commission (“PSC”) regulates certain telecommunications and cable TV services that OneVI provides in the US Virgin Islands.

Our video, internet, and wireless companies in the US Virgin Islands also receive tax benefits as qualifying participants in the US Virgin Islands’ Research & Technology Park (“RTPark”) program. These benefits resulted in tax exemptions of approximately $2.7 million during the year ended December 31, 2025. In order to qualify, we are required to pay monthly management fees of 0.4% of tenant company revenue, make annual charitable contributions to the University of the Virgin Islands, purchase products and services locally when feasible and provide in-kind services to RTPark. The current RTPark program agreement expires in June 2026, and on February 19, 2026 we renewed it for a new term expiring in 2036. Beginning on June 1, 2026 our management fee will increase to 1% of tenant company revenue.

Guyana Regulation

Our subsidiary, One Communications (Guyana) Inc. (formerly known as GTT Inc.) (“OneGY”), in which we hold an 80% interest, operates in Guyana pursuant to a telecommunications license issued by the Government of Guyana. OneGY is subject to regulation under the Guyana Public Utilities Commission Act of 2016, as amended, and the Guyana Telecommunications Act of 2016 and the regulations promulgated thereunder. The Public Utilities Commission of Guyana is an independent statutory body responsible for regulating telecommunications rates and services in Guyana. The Prime Minister of Guyana, acting on behalf of the Government of Guyana, holds statutory authority over telecommunications licensing and related matters. The Telecommunications Agency advises the Prime Minister, implements policy and has primary responsibility for issuing operating licenses and frequency authorizations.

Subsequent to the sector’s liberalization, OneGY has historically been able to implement price adjustments and undertake equipment upgrades with support from the relevant regulatory authorities. However, uncertainty persists regarding the long-term frameworks governing licensing, universal service funding, and spectrum management. These uncertainties create potential variability in the regulatory and competitive landscape in Guyana.

On October 5, 2020, the Prime Minister of Guyana formally implemented telecommunications legislation enacted in 2016 that introduces significant changes to Guyana’s existing telecommunications regulatory regime with the stated objective of fostering a more competitive market. These regulations impose new sector-wide requirements affecting our operations, administrative reporting obligations, and service offerings.  There can be no assurance that these regulations will be administered in a manner that does not adversely impact OneGY’s operational or financial performance.

Licensing Framework. OneGY provides domestic fixed wireline, mobile and international voice and data services pursuant to licenses issued by the Government of Guyana. OneGY’s current operating license was issued in

October 2020 and is scheduled to expire in October 2030. On October 6, 2025, we formally notified the Government of Guyana of our intention to renew our operating license. As of the date of the Report, the request remains pending.

Bermuda Regulation

The Regulatory Authority of Bermuda (the “RA”) is the primary regulator of our operations in Bermuda. Our activities are governed principally by the Regulatory Authority Act 2011 and the Electronic Communications Act 2011. These statutes, collectively, establish the RA’s authority over licensing, consumer protection, ex post competition matters, and the identification and regulation of entities deemed to hold significant market power.

In 2024, the RA initiated a statutory review of the telecommunications market. This process continued into 2025 and included the publication of the RA’s Final Report and General Determination under the 2025 Electronic Communications Market Review (“ECMR”). As publicly reported, the ECMR introduced new regulatory obligations for sector participants, including potential pricing requirements, mandated entry-level service offerings, and other ex-ante remedies intended to address market structure concerns.

Subsequent to the issuance of the ECMR, the Supreme Court of Bermuda imposed a stay on the implementation of the RA’s directives pending the resolution of ongoing legal proceedings. As a result, the timing, scope, and enforceability of the ECMR-related measures remain uncertain.

We cannot predict the ultimate outcome of the ECMR or the nature of any future regulatory requirements. Any measure, whether related to pricing, service obligations, or competitive remedies, could materially affect our operations, cost structure, or financial performance in Bermuda.

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

We are highly dependent on our information technology (“IT”) systems for the operation of our network, our facilities, workforce management, delivery of services to our customers and the compilation of our financial results. Telecommunications providers, including vendors to providers, are increasingly being targeted by cyber criminals. These attacks may target data specific to our business, seek to encrypt and demand a ransom, and/or seek access to the data from market participants in other industries. Disruptions in our networks and the unavailability of our services or our inability to efficiently and effectively complete necessary technology or systems upgrades, or conversions could lead to a loss of customers, damage to our reputation and violation of the terms of our licenses and contracts with customers or applicable law. Additionally, breaches of security may lead to unauthorized access to our customer or employee information processed and stored in, and transmitted through, our IT systems. We may be required to expend significant resources to protect our networks and may need to expend additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems change frequently and increase in complexity and are often not recognized until such attacks are launched or have been in place for a period of time. For example, as AI continues to evolve, cyber-attackers could also use AI to develop or hone their attacks. There can be no assurance that we will be able to successfully prevent a material security breach stemming from future cyberattacks or avoid major outages caused by such an attack or breach. These failures could also lead to significant negative publicity and reputational harm, and we may be subject to litigation, regulatory penalties and financial losses.

Inclement weather, changes in meteorological conditions and other natural disasters may materially disrupt our operations.

Many of the areas in which we operate have experienced severe weather conditions including hurricanes, tornadoes, blizzards, fires, damaging storms, floods and earthquakes. Such events have in the past and in the future may materially disrupt and adversely affect our business operations. Major hurricanes have hit the US Virgin Islands, Bermuda, and Cayman several times in the past decade, causing damage to our network and to the infrastructure on the islands. Guyana and Cayman have each suffered from severe rains and flooding in the past as well. In Alaska, our operations face earthquake, volcanic, fire and winter storm risk. This risk to our Company is heightened by the limited emergency response resources in many of our service areas, which may be difficult to access during an emergency situation, potentially delaying service restoration during critical times following a natural disaster or other disruptive event. In addition, the impacts of climate change may exacerbate the risk of significant damage in the areas in which we operate if the frequency or duration of more intense weather events increase. We cannot be sure that these types of events will not have an impact in the future or that we can procure insurance coverage against these types of severe weather and geological events under reasonable business terms and conditions, or that any insurance coverage we are able to maintain will fully fund the replacement of assets and adequately compensate us for all damage and economic losses resulting from natural catastrophes. If we are unable to restore service on a timely and cost-effective basis, it could harm our reputation and have a material adverse effect on our business, financial condition or results of operations through continued loss of revenue and customer attrition.

Network outages and rising energy costs could have an adverse effect on our business.

Network outages could have a material adverse effect on our business and can be caused by a myriad of incidents, including aging or faulty infrastructure, natural disasters, cyber-attacks, and third-party outages, such as power loss or subsea cable outage. Much of our underlying physical infrastructure (particularly in Guyana and Alaska), including buildings, fleet vehicles and related systems and equipment, has been in service for an extended period of time. Due to the rural and island locations of our networks, our energy costs tend to be high, and where we have not removed all of our legacy copper network, on average, can be higher than those of our competitors operating in the same markets. We are reliant on the stability of the energy grid in each of our markets to provide services, however, frequent power outages in several of our markets result in our service outages. We may not be able to adequately fund the maintenance and replacement of this infrastructure on a basis timely enough to avoid material outages, decrease our rising energy costs, accurately predict equipment failure rates, or be able to locate replacement parts or spares to repair existing equipment due to its age. Any network outage as a result of our aging infrastructure or unreliable energy grid could negatively impact our operations, including the provision of service to our customers, and could result in adverse effects to our financial condition and reputation.

We are reliant on government funding that could change as a result of changes to governmental policies and programs.

In the western US, we receive government awards to both enable our expanded carrier service initiative and grow the footprint of our network. We receive federal and state universal service revenues to support our wireline operations in high-cost areas in Alaska, the US Virgin Islands, and the western US. We receive US government funding and awards from numerous other sources, including E-rate, EACAM, RHC Program, Tribal Broadband Connectivity, CAF II, RDOF, and state funding, and are also a participant in the FCC’s Replace and Remove Program. Each government award or support imposes explicit conditions regarding operational requirements, timelines and deployment of service, and required reporting, each that require strict compliance. If we are unable to meet the terms of the awards, our funding may be subject to claw back in addition to other consequences.

Administrative and operational expertise is required to meet the growing number of government award programs that we have been awarded, and in particular, to work through the backlog of government environmental and real estate permitting needed to build, expand or alter fiber or tower facilities in rural jurisdictions. The US federal government shutdown in 2025, as well as the decrease in federal workers to process easement and other necessary permitting, continues to have impacts on the operations of our Company with respect to backlog in permitting that accumulated during the shutdown.

Further, there is a risk that the FCC may continue to enumerate requirements, change stated rules, or delay or withhold funding. For example, if the FCC were to add a new company to the Covered List of foreign companies whose telecommunications equipment is subject to usage restrictions that has provided a significant amount of equipment to our subsidiaries, we cannot predict how our business will be impacted or what sort of adverse consequences may result.

Geopolitical instability and US military presence in the Caribbean may impact our operations.

A substantial part of our operations is located in the Caribbean, and we have undersea cable connectivity and corporate functions in several jurisdictions, including Trinidad and Tobago. The US military has been increasing its presence in the Caribbean recently, including a buildup of naval forces in the area and the January 3, 2026 large-scale strike in Venezuela. There are a number of potential business and operational impacts in the event that military activity escalates, such as physical damage to our telecommunications and subsea infrastructure, impairment to critical infrastructure and facilities (like power), workforce disruptions, changes to customer base and competitive markets, and inability to travel, as well as macroeconomic risks like currency fluctuation, oil and gas prices and general market instability. Any further geopolitical volatility, including the threat of or actual military action, may adversely impact our operations and financial results.

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

We rely heavily on local management to run our operating units. Many of the markets in which we operate are small and remote, and in some cases are subject to government restrictions on granting work visas, which could make it difficult for us to attract and retain talented and qualified managers and staff in those markets. While the Company has consolidated certain key management roles, particularly in our international segment, reducing the risk associated with filling and maintaining fewer positions, it also increases the need for effective change management and continuity planning. The loss of key personnel or the inability to attract or retain individuals with the expertise to operate complex communications equipment, networks and systems could have a material adverse effect on our ability to maintain effective internal controls, and on our business, financial condition and results of operations. Additionally, we do not currently maintain “key person” life insurance on any of our key employees, and none of the executive officers at our parent company have executed employment agreements requiring a specified period of service.

We rely on a limited number of key suppliers and vendors and if our relationships with them are interrupted it could adversely impact our business.

As a telecommunications service provider, we depend on a limited number of suppliers for equipment and services relating to our network infrastructure, mobile handset lineup, and back-office IT systems infrastructure. If these suppliers experience interruptions, price increases due to tariffs, or higher inflation, or other problems delivering equipment to us on a timely and cost-effective basis, our subscriber or revenue growth and operating results could suffer significantly. For instance, our retail wireless businesses depend on access to compelling handset devices at reasonable prices on the primary and secondary markets. The size of our business, relative to many of our competitors, puts us at a disadvantage in terms of whether we will get access to the newest technologies at the same time as our competitors, as well as a financial disadvantage in terms of the ability to achieve economies of scale and receive commensurate discounts that may be available to our competitors.

A large portion of our equipment is sourced, directly or indirectly, from outside the US, which carries additional risks and regulatory obligations. In addition, major changes in tax policy or trade relations, such as the disallowance of tax deductions for imported products or the imposition of new or increased tariffs, reciprocal tariffs, or duties on imported products imposed or that may be imposed, could also adversely affect our business, results of operations, effective income tax rate, liquidity and net income. We continue to monitor other supply chain risks such as the increased cost and impact of tariffs, inflationary trends, availability of materials and services based on the subsidized dollars available for telecommunications companies in the US.

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

Additionally, in some instances, we compete against companies that have greater financial and personnel resources, greater brand name recognition, more extensive coverage areas, access to technologies not available to us and long-established relationships with regulatory authorities and customers. These additional resources may allow these competitors to offer bundled service offerings that we are not able to duplicate and offer more services than we do. We may not be able to successfully compete with these larger competitors to attract new customers and retain existing customers. As a result, we could experience lower revenues, higher sales and marketing expenses and lower earnings, which could have an adverse effect on our business and our results of operations.

We may not be able to close our sale of US towers.

On February 11, 2026, we announced the sale of a substantial portion of our tower portfolio (the “Tower Portfolio”) in the southwestern US to EIP Holdings IV, LLC, an affiliate of Everest Infrastructure Partners, Inc. (“Everest”) (the “Tower Portfolio Transaction”). Our ability to close the Tower Portfolio Transaction is dependent on our ability to receive certain third-party consents and approvals, including the expiration of any waiting period under the Hart-Scott Rodino Act of 1976, and to cure certain conditions identified at the signing of the Tower Portfolio Transaction with respect to certain sites.  We cannot guarantee when or if these or other conditions will be satisfied or that the Tower Portfolio Transaction will be successfully completed.

In addition, as part of the Tower Portfolio Transaction, EIP Holdings IV, LLC, an affiliate of Everest Infrastructure Partners, Inc. (“Everest”) has agreed to provide payment and assume the management of certain sites (the “Managed Sites”), for which we will have one year following the closing to remedy any Managed Site conditions, or we will be required to repay the transaction proceeds related to such sites.

The Tower Portfolio Transaction also contemplates our lease and continued use of space on the Tower Portfolio for our current wireless operations (the “Leaseback”), and is intended to enable us to monetize illiquid fixed assets to satisfy our short- and long-term needs, including investing in growth initiatives and de-levering our balance sheet. However, the Leaseback creates the risk of loss if we default on the terms of the Master Lease Agreements, which could negatively harm our financial position, results of operations and liquidity.  In addition, the Leaseback may result in higher overall costs and increase the Company’s operating expenses.

If we are unable to consummate the Tower Portfolio Transaction, or if we are not able to operate economically under the Leaseback, this could adversely affect our business, financial results and stock price. Even if the Tower Portfolio Transaction is successfully consummated, we may not realize the anticipated benefits thereof, including those related to the Leaseback, and our business, financial results and stock price could be negatively impacted.

We may not be able to realize the benefits of our investments in our operating markets.

Beginning in 2022, we invested in higher-than-average capital expenditures to support our strategies of “First-to-Fiber” and “Glass & Steel™” in our businesses. In 2024, we returned to more normalized investment levels. However, our ability to support multiple organic and inorganic growth opportunities across our businesses may be limited by our liquidity resources and require significant oversight from our senior management. Major business initiatives are underway, focusing on improving mobile and other enterprise sales across all markets, digitizing internal processes to enhance response times to customer requirements, modernizing and centralizing existing processes in select markets, and improving operational execution of certain US Telecom businesses. Execution on multiple simultaneous and transformational initiatives requires in-depth management attention in multiple jurisdictions to capitalize on economic growth in Guyana, capture additional operational efficiencies, and develop and grow enterprise revenue streams in our US Telecom segment.

To support multiple simultaneous growth opportunities, we may need to incur additional debt or raise additional capital to fund our future operations or investment opportunities. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings on terms acceptable to us, if at all. As we exit our planned period of capital investments in various infrastructure projects, particularly upgrading and expanding our fiber network in Guyana, the success of those investments is largely dependent on the business being able to maintain and expand its customer base. We also face execution risk with respect to our margin expansion targets, which rely on reducing operating expenses without compromising service quality or losing revenues. Whether due to increased competition, ineffective sales activity, or other market forces, we may fail to achieve our sales targets and cost reduction goals on our upgraded networks.

Rapid and significant technological changes and advancements in the telecommunications industry may adversely affect us.

Our industry faces rapid and significant changes in technology that may directly impact our business, including the introduction of new telecom delivery platforms. For example, Starlink began offering direct-to-consumer products, which in some locations within our markets is a direct competitive alternative to our new fiber offerings. Given the high capital investments that we have already made in the new fiber offerings, this competition may have an adverse impact on our anticipated return on investment.

For us to keep pace with these technological changes and advancements and remain competitive, at a minimum we must continue to make capital expenditures to add to our networks’ capacity, coverage and technical capability. We cannot predict the effect of technological changes and advancements on our business. Alternative or new technologies, including AI technologies, may be developed that provide communications services superior to those available from us, which may adversely affect our business. Our use of AI technology is governed by various internal policies to maintain the security of our assets and information resources, which include limited approved use cases (such as summarization, research, transcription) and processes for approving new uses. Failure to provide these services or to upgrade to new technologies on a timely basis and at an acceptable cost, or to secure any necessary regulatory approvals to roll out such new technologies on a timely basis, all could have a material adverse effect on our ability to compete with carriers in our markets and may expose us to additional risks. For example, failure to implement the effective AI technologies could lead to poor customer experience or brand damage. Any problems with our implementation or use of AI or other technological advancements could also negatively impact our business or results of our operations.

Regulatory Risks

Regulatory changes may impose restrictions that adversely affect us or cause us to incur significant unplanned costs in modifying our business plans or operations.

We are subject to US federal, state, and local regulations and foreign government regulations, all of which are subject to change. As new laws and regulations are enacted, amended, or abolished, we may be required to materially modify our business plans or operations. We cannot be certain that we can do so in a cost-effective or timely manner. The interpretation and implementation of the various provisions of the Communications Act and the FCC rules implementing the Communications Act continue to be heavily debated and may have a material adverse effect on our business.

Our international operations are subject to similar regulations, the interpretation and implementation of which are also often debated, and which may have a material adverse effect on our business. For instance, in 2025, the Government of Bermuda undertook a market review that purports to introduce material restrictions on our pricing and delivery of services in Bermuda that we currently have under appeal. There can be no assurance that these regulations will be effectively or uniformly administered, and Guyana remains a high-risk environment due to economic, political, and judicial uncertainty.

The loss of certain licenses could adversely affect our ability to provide wireless and broadband services.

In the US, wireless licenses generally are valid for ten years from the effective date of the license and generally may be renewed for additional ten-year periods by filing renewal applications with the FCC. While to date we have successfully renewed our licenses in the ordinary course of operations, failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area.

In our international markets, telecommunications licenses are typically issued and regulated by the applicable telecommunications ministry. The application and renewal process for these licenses may be lengthy, require us to expend substantial renewal fees, and/or be subject to regulatory or legislative uncertainty, such as we are experiencing in Guyana, as described above. For example, OneGY’s current operating license for Guyana was issued in October 2020 and is scheduled to expire in October 2030. On October 6, 2025, we formally notified the Government of Guyana of our intention to renew our operating license. As of the date of the Report, the request remains pending. Failure to comply with these regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.

Economic Risks

The tightening of access to and cost of capital could adversely impact our business.

The tightening of access to capital markets (both debt and equity) and increasing costs of capital combined with a squeeze on operating cashflow generation capability due to inflationary pressures could decrease our capital funding below a desirable level. This could impact funding needed for future capital projects, or the speed that we are able to complete them, and/or limit our ability to grow through inorganic acquisition opportunities, which could have an adverse impact on our business.

General economic factors, such as inflation and a potential economic downturn, domestically and internationally, may adversely affect our business, financial condition and results of operations.

Our operations and performance depend on worldwide economic conditions. These conditions have been adversely impacted by continued global economic concerns over inflation, supply chain disruptions, a potential recession, outbreak of war or ongoing conflicts, uncertainty with respect to tariffs and trade relations, and other monetary and financial uncertainties. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. Increased interest rates and additional debt have resulted in increased interest expenses.

Slower economic activity, increased unemployment, concerns about inflation, decreased consumer confidence and other adverse business conditions could have an impact on our businesses. For example, among other things:

●	The US’s imposition of new or increased tariffs and the imposition of reciprocal tariffs in response thereto may impact our ability to timely or cost effectively procure materials (such as steel, aluminum, or copper) that we use to construct our networks.
●	The economies of Alaska and Guyana depend heavily on the strength of the natural resource industries, particularly oil production and prices of crude oil. The supply and price of crude oil can be volatile and influenced by a myriad of factors beyond our control, including foreign actors (like the Organization of the Petroleum Exporting Countries), worldwide supply and demand, war, economic sanctions, natural disasters, the move by many governments, businesses, and institutions towards “de-carbonization” and other political conditions. Overall economic impacts from a sustained lower price of crude oil, on Alaska on the one hand, and from projected revenue from sales of oil, for Guyana on the other hand, if maintained over time, will impact our growth in the future.
●	A decrease in tourism could negatively affect revenues and growth opportunities from operations in the islands and in a number of areas covered by US rural and wholesale wireless operations that serve tourist destinations.
●	The lack of foreign exchange, specifically US dollars, available in Guyana has and continues to impact our ability to pay for goods and services because many of our key vendors in Guyana, including the vendor that we use to construct our fiber assets, will not accept payment in Guyana dollars. This affects the liquidity available in the market to fund key capital projects, as well as cash requirements in other areas of the local operating company. With a shortage of foreign currency in the jurisdiction, we are relying on foreign currency from intercompany sources, including debt, which impacts both our liquidity and leverage.
●	If we are unable to collect subscription fees from our subscribers, we may have an increase in credit losses on trade receivables or the amounts that we have to write off of our accounts receivable.

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

Our four largest markets all have some unionized labor pools. Alaska Communications presents a particular operating challenge that differs from those that we have in other markets given the remote location of operations and the extent of the unionized workforce. Labor costs are a significant component of Alaska Communications’ expenses and, as of December 31, 2025, approximately 59% of its workforce is represented by the International Brotherhood of Electrical Workers (“IBEW”). The collective bargaining agreement (“CBA”) between Alaska Communications and the IBEW, which was extended through December 31, 2027, governs the terms and conditions of employment for all IBEW represented employees working for Alaska Communications and has significant economic impacts on it as the CBA relates to wage and benefit costs and work rules. We believe Alaska Communications’ labor costs are higher than our competitors who employ a non-unionized workforce. In addition, Alaska Communications may make strategic and operational decisions that require the consent of the IBEW. In all of our markets, the local union may not provide consent when needed to execute upon strategic new initiatives or cost saving measures, it may require additional wages, benefits or that other consideration be paid in return for its consent, or it may call for a work stoppage against our operating companies. Any deterioration in the relationship with our local unions could have a negative impact on our operations and on our ability to achieve our plans for growth.

Alaska Communications may incur substantial and unexpected liabilities arising out of its pension plans.

Alaska Communications is required by the CBA to contribute to the Alaska Electrical Trust Funds (“AEPF”) for benefit programs, including defined benefit pension plans and health benefit plans. Alaska Communications also maintains pension benefits for substantially all of its Alaska-based employees. The AEPF is a multi-employer pension plan to which Alaska Communications makes fixed, per employee, contributions through the CBA, which covers the IBEW represented workforce, and a special agreement, which covers most of its non-represented workforce. Because contribution requirements are fixed, Alaska Communications cannot easily adjust annual plan contributions to address its own financial circumstances. Currently, this plan is not fully funded, which means Alaska Communications may be subject to increased contribution obligations, penalties, and ultimately, it could incur a contingent withdrawal liability should it choose to withdraw from the AEPF for economic reasons. Alaska Communications’ contingent withdrawal liability is an amount based on its pro-rata share among AEPF participants of the value of the funding shortfall. This contingent liability becomes due and payable if Alaska Communications terminates its participation in the AEPF. Moreover, if another participant in the AEPF goes bankrupt, Alaska Communications would become liable for a pro-rata share of the bankrupt participant’s vested, but unpaid, liability for accrued benefits for that participant’s employees. This could result in a substantial unexpected contribution requirement and making such a contribution could have a material adverse effect on Alaska Communications’ cash position and other financial results. These sources of potential liability are difficult to predict.

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

As of the date of this Report, we believe we were in compliance with the requirements of the AEPF.

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

For the three months prior to March 16, 2026, the average daily trading volume of our Common Stock was approximately 74,000 shares. As a result, our stockholders may have difficulty selling a large number of shares of our Common Stock in the manner or at a price that might be attainable if our Common Stock were more actively traded. In addition, the market price of our Common Stock may not be reflective of its underlying value.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have invested time and resources with a goal to define, implement and further develop the maturity of our cybersecurity risk management and strategy program. During this time, we have developed a comprehensive  cybersecurity incident response plan across our businesses and jurisdictions that while unique to the risk profile of each business, allows us to utilize common response and decision-making protocols in an effort to react quickly to a potential cybersecurity threat and manage risk to our overall Company.

In developing our cybersecurity incident response plan and assessing the maturity of our cybersecurity threat program, we utilize the National Institute of Standards and Technology Cybersecurity Framework (“NIST”). We use NIST as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. We make it a practice to continually review the maturity of our program, utilizing the NIST standards and leveraging the feedback of both internal resources and external advisors in an effort to continuously improve our program in relation to evolving cybersecurity threats in our industry.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and changes or improvements to the program are incorporated from professionals across a variety of departments and jurisdictions in our organization. Our cybersecurity program utilizes methodologies, reporting channels and governance processes across our subsidiaries that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas that are assessed and reviewed when onboarding new vendors, customers, product lines or shifts in our service delivery models.

Our cybersecurity risk management program includes:

●	risk assessments performed internally and with the help of third-party vendors that are designed to help identify material cybersecurity risks to our critical systems, information, products, services, equipment, and our broader enterprise IT and customer-facing network environments;
●	a cybersecurity team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, (3) our response to cybersecurity incidents, and (4) our assessment of new products and business processes;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with the analysis of our security controls and those of our key vendors;
●	cybersecurity awareness training of our employees, incident response personnel, and senior management; and
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

As of the date of this Report, we have not experienced any cybersecurity incidents that have materially affected our operations, business strategy, results of operations, or financial condition. For a discussion of risks that could in the future impact our operations, business strategy or financial condition, please see “Cybersecurity breaches could have an adverse effect on our business” in our Risk Factors.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity in connection with its general risk assessment and oversight. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives frequent, and typically no less than quarterly, reports from management on our cybersecurity risks, assessment of our cybersecurity program, and development of our information security incident response plan. In addition, management updates the Audit Committee, pursuant to an agreed upon timetable and escalation matrix regarding any material cybersecurity incidents, as well as providing the Audit Committee with periodic reports on any incidents with lesser impact potential.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management from time to time on our cyber risk management program. Board members receive presentations and training on cybersecurity topics from our Vice President of Security or external experts as part of the Board’s continuing education on topics that impact public companies. Our Vice President of Security has over 30 years of experience in IT and Security and has the Certified Information System Security Professional (CISSP) certification, as well as various technology vendor certifications.

While our Vice President of Security is responsible for day-to-day cyber risk management, and reports to the Audit Committee on these matters, our management team, including our Chief Executive Officer, our General Counsel, our Vice President of Strategic Operations, our International Chief Operating Officer, and other members of our security, information technology, and legal teams, are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our internal security team is made up of experienced professionals that have an average of more than 25 years of IT and security experience, including certifications such as CISSP, CompTia Security+. We also have developed an internal training program to develop new talent within our organization and work with vendor and third-party training programs to mentor and educate these team members to expand and enhance the capabilities of our team.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity threats and incidents through various means, which may include: briefings from internal security personnel; other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

ITEM 2. PROPERTIES

We lease approximately 21,000 square feet of office space at 500 Cummings Center, Beverly, MA 01915 for our corporate headquarters. Worldwide, we utilize the following approximate square footage of space for our operations:

	International		Corporate
Type of space	Telecom	US Telecom	and Other
Office	301,000	247,000	21,000
Retail stores	29,000	—	—
Technical operations	2,023,000	291,000	—

All of the above locations are leased except for certain of the office and technical spaces, which we own. As of December 31, 2025, we operated 21 retail stores in our International Telecom segment and none within our US Telecom segment.

Our offices and technical operations are in the following locations:

International Telecom	US Telecom
Georgetown, Guyana	Castle Rock, CO
Bermuda	Anchorage, AK
US Virgin Islands	Albuquerque, NM
Cayman Islands
Trinidad

Within our communications operations, we globally own approximately 482 towers, lease an additional approximate 464 towers and have 4 switch locations within rented locations, as of the date of this Report. We consider our owned and leased properties to be suitable and adequate for our business operations.

ITEM 3. LEGAL PROCEEDINGS

We and our subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. Historically, our subsidiary, OneGY, has been subject to other long-standing litigation proceedings and disputes in Guyana that have not yet been resolved. It has been OneGY’s practice to make payments of undisputed spectrum and license fees as amounts are invoiced by the Telecommunications Authority (“TA”) and to accrue for a reasonable determination of any amounts that are disputed or not invoiced by the TA. We believe that, except for the items discussed below, for which we are currently unable to predict the final outcome, the disposition of matters currently pending, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.

Since 2006, the National Frequency Management Unit (now the TA, or the “NFMU”) and OneGY have been engaged in discussions regarding the amount of and methodology for calculation of spectrum fees payable by OneGY in Guyana. Since that time, OneGY has made payments of undisputed spectrum, license and other fees when invoiced by the NFMU, and to its successor, the TA. OneGY continues to dispute in good faith the methodology used for calculation and has requested further clarification on the subject of a revised spectrum fee methodology from TA.

OneGY has filed several lawsuits in the High Court of Guyana (the “High Court”) asserting that, despite its denials, Digicel is engaged in international bypass in violation of OneGY’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. Digicel filed counterclaims alleging that OneGY has violated the terms of the interconnection agreement and Guyana laws. These suits, filed in 2010 and 2012, are currently pending in the Court of Appeals in Guyana; however, as of the date of this Report, we cannot accurately predict when the consolidated suit will reach a court of final determination.

OneGY is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority (the “GRA”) dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. OneGY has maintained that it has no unpaid corporation tax due to the GRA and that any liability OneGY might be found to have with respect to the disputed tax assessments would be offset in part by the amounts claimed with respect to rights ATN has pursuant to its agreement with the government of Guyana. OneGY’s position has been upheld by various High Court rulings made in its favor, and while all matters have been appealed by the GRA, as of the date of this Report, only one remained pending for determination by the High Court.

In February 2020, our subsidiary, Alaska Communications subsidiary received a draft audit report from the Universal Service Administrative Company (“USAC”) in connection with USAC’s inquiry into Alaska Communications’ funding requests under the RHC Program for certain customers for the time period of July 2012 through June 2017. Alaska Communications also received a Letter of Inquiry on March 18, 2018, and subsequent follow up information requests, from the FCC Enforcement Bureau requesting historical information regarding Alaska Communications’ participation in the FCC’s RHC Program. On May 8, 2024, we entered into a Consent Decree with the FCC Enforcement Bureau, regarding both the USAC and FCC Enforcement Bureau’s investigation and agreed to (i) pay a settlement amount of approximately $6.3 million, and (ii) enter into a three-year compliance agreement in connection with Alaska Communication’s continued participation in the RHC Program. As of the date of this Report, we believe that we can comply with all of the terms of the compliance agreement. As of December 31, 2025, the Company had paid a settlement amount of $6.3 million consisting of a $5.3 million cash payment and the $1.0 million forgiveness of certain receivables. This settlement will not impact the statement of operations in future periods.

The Regulatory Authority of Bermuda (the “RA”) is the primary regulator of our operations in Bermuda. On August 28, 2025, the RA completed a market review and determined that we have significant market power in certain broadband and mobile services. In connection therewith, the RA assessed, and we have initiated an appeal of, a series of ex-ante remedies that include wholesale obligations, price caps, and reporting obligations in addition to the ex post competition rules that generally apply. In October 2025, we were able to obtain a stay of implementation of these ex-ante remedies pending the Bermuda Supreme Court’s review of its appeal of the RA’s market review determination. The ex-ante remedies are burdensome and, if implemented, will require financial, operational, legal and regulatory resources to be allocated to ensure compliance.

With respect to all of the foregoing unresolved matters, we believe that some adverse outcome is probable and have accordingly accrued $16.1 million as of December 31, 2025 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. We also face contingencies that are reasonably possible to occur that cannot currently be estimated. It is our policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of March 16, 2026:

Name	Age	Position
Brad W. Martin	50	Chief Executive Officer and Director
Carlos R. Doglioli	56	Chief Financial Officer
Mary Mabey	44	Senior Vice President, General Counsel and Secretary
Justin Leon	40	Senior Vice President, Corporate Development

Executive Officers

Brad W. Martin is our Chief Executive Officer and a member of our Board of Directors. Mr. Martin joined the Company in 2018 as Executive Vice President and became our Chief Operating Officer in 2021. In 2024, Mr. Martin was appointed our Chief Executive Officer and as a member of our Board of Directors. Prior to joining us in 2018, he served as the Chief Operating Officer of Senet Inc., a leading "low power wide area" network (LPWAN) operator and global service provider. From 2013 through 2015, Mr. Martin served as the Senior Vice President and Chief Quality Officer of Extreme Networks, a global leader in software-driven networking solutions for Enterprise and Service Provider customers. From 2008 to 2013, he served as Vice President of Engineering Operations and Quality with Siemens Enterprise Communications and Enterasys Networks, delivering voice and data networking hardware and software solutions to global enterprises. Mr. Martin holds a B.S. in Mechanical Engineering from the University of Maine, and is a published author and featured industry speaker.

Carlos R. Doglioli is our Chief Financial Officer. Mr. Doglioli joined us in 2024 and brings significant telecom experience. Prior to becoming our Chief Financial Officer, he served as the Chief Financial Officer of Centennial Towers, a developer, owner, and operator of wireless communication towers in Latin America, from 2014 to 2023, and from 2004 to 2007, he was the Chief Financial Officer of MetroRED Mexico, a leading integrated communications provider that owned and operated state-of-the-art high-capacity fiber optic communications focused on large and medium size corporate clients, ISPs, Internet-content providers, and telecommunications providers in Mexico City. Previously, Mr. Doglioli served in multiple senior finance roles for portfolio companies of Devonshire Investors (the private equity group of Fidelity Investments), including as Chief Financial Officer of Backyard Farms and as Managing Director of Finance at J. Robert Scott. Mr. Doglioli received a B.S. of Management Information Systems (Lic. en

Sistemas) from CAECE University in Buenos Aires, Argentina and an M.B.A. from Babson College, and is fluent in English, Spanish, and Portuguese.

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

Justin Leon is our Senior Vice President of Corporate Development. He joined the Company in 2015 and brings over fifteen years of investing experience to the team. Prior to joining ATN, Mr. Leon worked in Corporate Strategy & Development for Nuance Communications, a publicly traded software company focused on speech recognition and machine learning, where he executed over $1 billion in acquisitions in the healthcare, mobile, and enterprise software verticals. Mr. Leon started his career at Stonebridge Associates, a boutique investment bank in Boston, advising clients in technology, medical device, and consumer products verticals. Mr. Leon earned a degree in corporate finance from Bentley College and an M.B.A. from the Tuck School of Business at Dartmouth.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock, $0.01 par value, is listed on the Nasdaq Global Select Market under the symbol “ATNI.” The number of holders of record of Common Stock as of March 16, 2026 was 92.

Issuer Purchases of Equity Securities

On December 14, 2023, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s Common Stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”). We did not repurchase any of our common stock under the 2023 Repurchase Plan during the year ended December 31, 2025 and repurchased $10.0 million under the 2023 Repurchase Plan during the year ended December 31, 2024. As of December 31, 2025, we had $15.0 million available to repurchase shares of our common stock under the 2023 Repurchase Plan.

Dividends

For the year ended December 31, 2025, our Board of Directors declared $16.2 million of dividends to our stockholders, which includes a $0.275 per share dividend declared on December 11, 2025 and paid on January 9, 2026. We have declared quarterly dividends since the fourth quarter of 1998. Future dividend payments, if any, are subject to approval of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, and other relevant factors.

Stock Performance Graph

The graph below matches the cumulative 5-Year total return of holders of the Company’s Common Stock with the cumulative total returns of the Russell 2000 Index, the S&P SmallCap 600 Index, the Nasdaq Telecommunications Index and Nasdaq Small Cap Telecommunications Services Index. The graph assumes that the value of the investment in the Company’s Common Stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2020 and tracks it through 12/31/2025.

	12/20	12/21	12/22	12/23	12/24	12/25

ATN International	100.00	97.12	112.02	98.65	44.28	63.69
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
S&P SmallCap 600	100.00	126.82	106.40	123.48	134.22	142.30
NASDAQ Telecommunications	100.00	102.14	74.69	82.63	93.76	107.59
NASDAQ Small Cap Telecommunications Services	100.00	124.39	65.33	88.63	114.10	118.08

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of digital infrastructure and communications services with a strategic focus on rural and remote markets in the US, and internationally, including Bermuda and the Caribbean region.

We have developed significant operational capabilities and resources that enhance the performance of our local market operations. Our operating subsidiaries benefit from this shared expertise, which allows them to deliver improved service quality and achieve greater economies of scale than would typically be possible in the smaller markets we serve. We provide centralized management, technical, financial, regulatory, and marketing support to these operating subsidiaries and typically receive a management fee based on a percentage of their revenues. The intercompany fees are eliminated in our consolidated financial results.

We use the cash generated from our operations to repay debt and increase liquidity, reinvest our network and service operations, fund capital expenditures, return value to stockholders through dividends or share repurchases, and to pursue strategic transactions. We continuously evaluate both domestic and international opportunities that align with our long-term goal of generating sustained excess operating cash flows.

For additional information regarding our reportable segments and geographic distribution of revenues and assets, please refer to Notes 1 and 13 of the Consolidated Financial Statements included in this Report.

As of December 31, 2025, we offered the following services to our customers:

●	Fixed Services. We provide fixed data and voice telecommunications services to business and consumer customers, including high-speed broadband and enterprise data solutions. In select markets, fixed services also include video offerings and revenue derived from support under certain government programs.

●	Carrier Services. We offer infrastructure services to other telecommunications providers, including the leasing of critical network infrastructure such as towers and transport facilities, wholesale roaming, site maintenance and international long-distance services.

●	Mobility Services. We offer mobile communications services over our wireless networks, including voice, messaging and data services along with related equipment, such as handsets, to both business and consumer customers.

●	Managed Services. We deliver information technology solutions, including network management, application support and infrastructure services to complement our fixed telecommunications services in our existing markets for the purpose of supporting both enterprise and residential users.

Through December 31, 2025, we identified two operating segments to manage and review our operations, as well as to support investor presentations of our results. These operating segments are as follows:

●	International Telecom. In our international markets, we offer fixed, carrier, mobility and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the US, we offer fixed, carrier, and managed services to customers in Alaska and the western US.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served during 2025:

	International Telecom		US Telecom
Services	Markets	Tradenames (1)	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications, Brava	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic, Brava	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands, Cayman Islands	One Communications, Essextel, Logic, Brava	United States	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, Brava	United States	Alaska Communications, Choice

(1)	During 2025, we completed our planned integration and alignment of management across our international markets, driving efficiencies and advancing the shared mission of these markets. We also continued to unify branding across our networks, and we now sell fixed and mobility services under the “One Communications” brand in Bermuda, Guyana and the US Virgin Islands. We completed a rebranding in Guyana, and GTT is now known as “One Communications.” We refer to our business in Guyana as “OneGY” throughout this Report. We completed a rebranding in the US Virgin Islands, and Viya is now known as “One Communications.” We refer to our business in the US Virgin Islands as “OneVI” throughout this Report.

Tower Portfolio Transaction

On February 11, 2026, through certain of our Commnet subsidiaries, we entered into a Purchase and Sale Agreement (the “Transaction Agreement”) with EIP Holdings IV, LLC, an affiliate of Everest Infrastructure Partners, Inc. (“Everest”) to sell approximately 214 tower portfolio sites (representing the substantial majority of our Commnet tower portfolio and operations (the “Tower Portfolio”)) to Everest for up to $297 million in cash consideration, subject to certain adjustments and prorations as set for in the Transaction Agreement (the “Tower Portfolio Transaction”).

The Tower Portfolio Transaction may be completed in one or more closings with each closing being subject to certain conditions that must be satisfied prior to the conveyance of the tower sites at that closing. We will receive a portion of the cash consideration attributable to those sites that are transferred as a part of each closing. The initial closing is expected to occur in the second quarter of 2026.

At the initial closing, we will enter into, among other ancillary agreements, (i) the management agreement for certain sites, (ii) master lease agreements, pursuant to which we will lease the requisite ground, tower, or other space of the conveyed tower site for our continued use, and (iii) a preferred backhaul agreement whereby we will become the preferred backhaul provider with respect to the conveyed tower sites.

The Transaction Agreement contains customary representations, warranties, covenants, and indemnities by each of the parties, and requires the receipt of certain consents and approvals prior to a closing. If the Transaction Agreement is terminated under certain circumstances that are not the fault of us or our subsidiaries, we will receive a termination fee equal to approximately $14.9 million.

Carrier Managed Services

In July 2019, we entered into a Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we subsequently amended through March 31, 2025 (the “FirstNet Agreement”). In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for the First Responder Network Authority (“FirstNet”) in or near our current operating areas in the western US. Pursuant to the FirstNet Agreement and subject to certain limitations contained therein, all cell sites must be completed and accepted within a specified period of time. The FirstNet Transaction includes construction and service performance obligations. As of December 31, 2025, we had substantially completed the build of AT&T’s network for FirstNet. Since the inception of the project through December 31, 2025, we have recorded $82 million in construction revenue and expect to record approximately $4 million in additional construction revenue and related costs as sites are completed. Revenues from construction are expected to have minimal impact on the Company’s operating income.

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

On May 10, 2023, we entered into a Carrier Managed Services Master Agreement (the “Verizon CMS Agreement”) with Cellco Partnership d/b/a Verizon Wireless (“Verizon”), pursuant to which we will provide a variety of network, infrastructure and technical services that will help deliver next generation wireless services to Verizon’s subscribers in our current operating areas in the southwestern US.

Pursuant to the Verizon CMS Agreement and subject to certain limitations contained therein, we will upgrade our wireless service in specific areas and provide services to Verizon for an initial rolling seven-year term, with renewals beginning in 2030.

With respect to each of our FirstNet Agreement and Verizon CMS Agreement, our carrier partners will continue to use our wholesale domestic mobility network for roaming services at a fixed rate per site during the construction period until such time as the cell site is completed.  Thereafter, revenue from the maintenance, leasing and transport services provided is expected to generally offset revenue from wholesale mobility roaming services.

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
●	As part of the Enhanced Alternative Connect America Model (“E-ACAM”) funding available to our operations in the western US, we are estimated to receive $144.9 million over the next thirteen years, through 2038, with approximately $9 million annually through 2029 before gradually increasing to $13 million annually in 2038. This funding is subject to a requirement to deploy voice and broadband service at speeds of 100/20 Mbps to all required locations by the end of calendar year 2028;
●	We expect to receive approximately $8 million per year in CAF II support in the rural southwest US until July 2028;
●	We received approximately $5.5 million annually in the US Virgin Islands through December 31, 2025. In September 2025, we requested that the FCC extend such support for at least one additional year. As of the date of this Report, the FCC had not yet acted on this request and, as a result, the Company is currently not receiving this support. If the FCC grants our request, it may or may not extend our support on a retroactive basis from December 31, 2025;
●	We were awarded approximately $2.3 million annually in the western US through December 31, 2031 as part of the Rural Digital Opportunity Fund Phase I (“RDOF”) auction. In exchange for this support, we committed to deploy voice and broadband service to covered areas within six years and to provide service in those areas for ten years. As of December 31, 2025, we transferred $1.3 million of the annual awards to other providers and returned $0.7 million of the annual awards to the FCC. The returned awards caused us to be subject to certain penalties;
●	We receive state USF support in Alaska, which for the year ended December 31, 2025 was $2.5 million.

As of December 31, 2025, we were in compliance in all material respects with requirements associated with such funding. If we fail to meet these obligations or require substantial additional capital expenditures to meet the obligations in a timely manner, our revenue, results of operations and liquidity may be materially adversely impacted.

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is generally distributed after we incur reimbursable costs. Once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants. As of December 31, 2025, we were awarded $98.8 million of construction grants that are pending completion.

During the year ended December 31, 2025, we disbursed capital expenditures of $22.4 million under these programs and received reimbursement of $14.7 million. These cash flows are classified as investing activities in our statement of cash flows.

In addition, we partner with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”). These programs are administered by US government agencies to deploy broadband connectivity in certain underserved areas. We were identified as a sub recipient of grants under these programs totaling $239 million as of December 31, 2025. Through December 31, 2025, we received $35.3 million of funding under these programs and spent $37.3 million on construction obligations. These amounts are recorded as operating cash flows in the Company’s statement of cash flows.

Replace and Remove Program

In July 2022, we were approved to participate in the Replace and Remove Program, designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of communications equipment and services in their networks that has been deemed to pose a national security risk. Pursuant to the Replace and Remove Program, our eligible subsidiaries were initially allocated up to approximately $207 million to replace, remove and securely destroy such communications equipment and services in our networks in the western US and in the US Virgin Islands; however, in December 2024, this program was fully funded for an increased allocation to the Company of an aggregate amount of approximately $517 million. The Replace and Remove Program requires each of our participating subsidiaries to complete the project no later than a specified deadline, which was extended to May 8, 2026. In March 2026, we requested a further extension through early November 2026, and the FCC has not yet acted on that request.

As of December 31, 2025, we had incurred total expenditures of $233.7 million related to this project, of which $65.3 million were incurred in 2025. Of these total expenditures, $194.9 million was classified as capital.

As of December 31, 2025, $16.7 million of capital expenditures was accrued and unpaid under the Replace and Remove Program. We expect to be reimbursed, within the next twelve months, for all amounts spent to date. During the year ended December 31, 2025, we received $71.1 million of reimbursement under the program, of which $11.5 million was classified as operating cash inflows and $59.6 million was classified as investing cash inflows in our statement of cash flows.

Selected Segment Financial Information

Through December 31, 2025, the Company has the following two reportable and operating segments: (i) International Telecom and (ii) US Telecom.

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

The following tables provide information for each operating segment (in thousands):

For the Year Ended December 31, 2025

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$20,176	$66	$—	$20,242
Mobility - Consumer	87,432	(38)	—	87,394
Total Mobility	107,608	28	—	107,636
Fixed - Business	74,077	118,043	—	192,120
Fixed - Consumer	171,742	90,042	—	261,784
Total Fixed	245,819	208,085	—	453,904
Carrier Services	13,665	121,149	—	134,814
Other	9,413	472	—	9,885
Total Communication Services Revenue	376,505	329,734	—	706,239
Construction	—	4,825	—	4,825
Other
Managed Services	5,376	11,535	—	16,911
Total Other Revenue	5,376	11,535	—	16,911
Total Revenue	381,881	346,094	—	727,975

Operating Expenses
Cost of communication services and other	139,584	173,544	—	313,128
Cost of construction revenue	—	5,264	—	5,264
Selling, general and administrative	110,662	88,750	20,128	219,540
Stock-based compensation	639	183	7,721	8,543
Transaction-related charges	—	—	3,576	3,576
Restructuring and reorganization expenses	3,805	4,928	1,424	10,157
Depreciation and amortization	58,026	71,569	3,381	132,976
Amortization of intangibles from acquisitions	1,004	3,904	—	4,908
(Gain) loss on disposition of assets, transfers and contingent consideration	1,188	(333)	594	1,449
Total Operating Expenses	314,908	347,809	36,824	699,541
Income (loss) from operations	66,973	(1,715)	(36,824)	28,434
Other income (expenses)
Interest income				702
Interest expense				(47,822)
Other expense				(9,067)
Other expense				(56,187)
Loss before income taxes				(27,753)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(6,238)	14,854	—	8,616

For the Year Ended December 31, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$19,794	$277	$—	$20,071
Mobility - Consumer	87,407	2,494	—	89,901
Total Mobility	107,201	2,771	—	109,972
Fixed - Business	74,087	125,439	—	199,526
Fixed - Consumer	172,078	86,760	—	258,838
Total Fixed	246,165	212,199	—	458,364
Carrier Services	13,724	119,561	—	133,285
Other	4,680	1,457	—	6,137
Total Communication Services Revenue	371,770	335,988	—	707,758
Construction	—	3,900	—	3,900
Other
Managed Services	5,693	11,724	—	17,417
Total other revenue	5,693	11,724	—	17,417
Total Revenue	377,463	351,612	—	729,075

Operating Expenses
Cost of communication services and other	136,137	176,268	(149)	312,256
Cost of construction revenue	—	3,866	—	3,866
Selling, general and administrative	114,175	91,650	23,044	228,869
Stock-based compensation	354	621	7,262	8,237
Transaction-related charges	—	3,789	1,058	4,847
Restructuring and reorganization expenses	1,489	1,167	879	3,535
Depreciation and amortization	63,708	73,994	633	138,335
Amortization of intangibles from acquisitions	1,006	6,901	—	7,907
(Gain) loss on disposition of assets, transfers and contingent consideration	(15,179)	2,529	(601)	(13,251)
Goodwill impairment	—	35,269	—	35,269
Total Operating Expenses	301,690	396,054	32,126	729,870
Income (loss) from operations	75,773	(44,442)	(32,126)	(795)
Other income (expenses)
Interest income				1,186
Interest expense				(49,548)
Other expense				(1,809)
Other expense				(50,171)
Loss before income taxes				(50,966)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(12,844)	18,267	—	5,423

(1)	Reconciling items refer to corporate overhead costs and consolidating adjustments.

A comparison of our segment results for the year ended December 31, 2025 and 2024 is as follows:

International Telecom. For the year ended December 31, 2025, revenues within our International Telecom segment increased $4.4 million, or 1.2%, to $381.9 million from $377.5 million for the year ended December 31, 2024, primarily as a result of an increase in revenue from ancillary services of $4.1 million.

Operating expenses within our International Telecom segment increased by $13.2 million, or 4.4%, to $314.9 million from $301.7 million for the years ended December 31, 2025 and 2024, respectively.  Operating expenses for the year ended December 31, 2024 included a $15.5 million gain on the disposition of long-lived assets, primarily real estate, which was partially offset by the impact of certain cost savings initiatives, including the reorganizations and reductions in force, that were implemented in current and previous periods.

As a result, our International Telecom segment’s operating income for the year ended December 31, 2025 decreased $8.8 million, or 11.6%, to $67.0 million from $75.8 million for the year ended December 31, 2024.

US Telecom.  For the year ended December 31, 2025, revenue within our US Telecom segment decreased by $5.5 million, or 1.6%, to $346.1 million from $351.6 million for the year ended December 31, 2024. The decrease was primarily a result of a $4.1 million reduction in Fixed revenues, which were negatively impacted by the April 2024 conclusion of both the Emergency Connectivity Fund (“ECF”) and the Affordable Care Program (“ACP”), a $2.7 million decrease in Mobility revenue as a result of the conclusion of our provision of retail mobility services, and a $1.0 million decrease in Other Communications Services revenue. These decreases were partially offset by increases in Construction revenue of $0.9 million due to an increase in the number of sites completed during 2025 as compared to 2024, and Carrier Services revenue of $1.6 million.

Operating expenses within our US Telecom segment decreased $48.3 million, or 12.2%, to $347.8 million from $396.1 million for the years ended December 31, 2025 and 2024, respectively. Operating expenses for the year ended December 31, 2024 included a $35.3 million impairment of goodwill. The remaining decrease in operating expenses was attributable to the reduction in the direct costs of services associated with the revenue decline and the impact of certain cost savings initiatives, including the reorganizations and reductions in force, that were implemented in the current and previous periods.

As a result of the above, our US Telecom segment’s operating loss for the year ended December 31, 2025 decreased to $1.7 million from $44.4 million for the year ended December 31, 2024.

A discussion and analysis of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 17, 2025, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at https://.ir.atni.com under the “Financials and Filings” section.

The following represents a year over year discussion and analysis of our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended		Amount of	Percent
	December 31,		Increase	Increase
	2025	2024	(Decrease)	(Decrease)

REVENUE:
Communication services	$706,239	$707,758	$(1,519)	(0.2)%
Construction	4,825	3,900	925	23.7
Other	16,911	17,417	(506)	(2.9)
Total revenue	727,975	729,075	(1,100)	(0.2)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	313,128	312,256	872	0.3
Cost of construction revenue	5,264	3,866	1,398	36.2
Selling, general and administrative	219,540	228,869	(9,329)	(4.1)
Stock-based compensation	8,543	8,237	306	3.7
Transaction-related charges	3,576	4,847	(1,271)	(26.2)
Restructuring and reorganization expenses	10,157	3,535	6,622	187.3
Depreciation and amortization	132,976	138,335	(5,359)	(3.9)
Amortization of intangibles from acquisitions	4,908	7,907	(2,999)	(37.9)
Goodwill impairment	—	35,269	(35,269)	(100.0)
(Gain) loss on disposition of assets, transfers and contingent consideration	1,449	(13,251)	14,700	(110.9)
Total operating expenses	699,541	729,870	(30,329)	(4.2)
Income from operations	28,434	(795)	29,229	(3,676.6)
OTHER INCOME (EXPENSE):
Interest income	702	1,186	(484)	(40.8)
Interest expense	(47,822)	(49,548)	1,726	(3.5)
Other expense	(9,067)	(1,809)	(7,258)	401.2
Other expense, net	(56,187)	(50,171)	(6,016)	12.0
LOSS BEFORE INCOME TAXES	(27,753)	(50,966)	23,213	(45.5)
Income tax benefit	(4,231)	(19,114)	14,883	(77.9)
NET LOSS	(23,522)	(31,852)	8,330	(26.2)
Net loss attributable to noncontrolling interests, net of tax:	8,616	5,423	3,193	58.9
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(14,906)	$(26,429)	$11,523	(43.6)%

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

Mobility revenue decreased by $2.4 million, or 2.2%, to $107.6 million for the year ended December 31, 2025 from $110.0 million for the year ended December 31, 2024. The decrease in Mobility revenue, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Mobility revenue increased by $0.4 million, or 0.4%, to $107.6 million for the year ended December 31, 2025 from $107.2 million for the year ended December 31, 2024. This increase in revenue was attributable to an increase in revenue from business customers.

●	US Telecom. Mobility revenue within our US Telecom segment decreased to a nominal amount for the year ended December 31, 2025 from $2.8 million for the year ended December 31, 2024 due to the conclusion of our provision of retail mobility services during 2024.

Mobility revenue within our International Telecom may decrease as a result of increased competition and regulatory changes partially offset by our continued network upgrades, marketing efforts, and conversion of our subscriber base to higher margin prepaid and postpaid plans.

We do not expect to record Mobility revenue within our US Telecom segment in the future.

Fixed Revenue. Fixed revenue is primarily generated by broadband, voice, and video service revenues provided to retail and business customers over our wireline networks. Fixed revenue within our US Telecom segment also includes awards from the CAF II program, the E-ACAM program, and the Alaska USF. In addition, and through early April 2024, Fixed revenue within the US Telecom segment also included revenue from the ECF and ACP. Within our International Telecom segment, Fixed revenue includes funding under the FCC’s High-Cost Program in the US Virgin Islands.

Fixed revenue decreased by $4.5 million, or 1.0%, to $453.9 million from $458.4 million for the years ended December 31, 2025 and 2024, respectively. This decrease primarily pertained to a $7.4 million decrease in Fixed revenue from business customers, partially offset by a $2.9 million increase in revenue from consumer customers and consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed revenue decreased by $0.4 million, or 0.2%, to $245.8 million from $246.2 million for the years ended December 31, 2025 and 2024, respectively. This decrease was primarily related to decreases in revenue from both business and consumer customers.

●	US Telecom. Fixed revenue within our US Telecom segment decreased by $4.1 million, or 1.9%, to $208.1 million from $212.2 million for the years ended December 31, 2025 and 2024, respectively. This decrease was primarily related to a decrease in revenue from business customers and consumer customers and driven by the conclusion of the ECF and ACP, both of which provided revenue through April 2024.

Fixed revenue within our International Telecom segment may increase due to investments in the fixed network combined with the demand for cloud services and smart home, business and city solutions to increase the demand for broadband and other data services from consumers, businesses and governments. However, such increases may be offset by a decrease in demand for our legacy services, as subscribers opt for alternative methods to receive video and audio content.

Within our US Telecom segment, Fixed revenue from business customers in Alaska and our western US operations may increase as we further deploy fiber and fiber-fed broadband with capital investment and government grant funding, which will improve access for both consumers and businesses.

Carrier Services Revenue. Carrier Services revenue is generated by both our International Telecom and US Telecom segments. Within our International Telecom segment, Carrier Services revenue includes international long-

distance services, roaming revenues generated by other carriers’ customers roaming into our retail markets, transport services and access services provided to other telecommunications carriers. Within our US Telecom segment, Carrier Services revenue includes services provided under the FirstNet Agreement and Verizon CMS Agreement, wholesale roaming revenues, the provision of network switching services, tower lease revenue and other services provided to other carriers.

Carrier Services revenue increased by $1.5 million, or 1.1%, to $134.8 million from $133.3 million for the years ended December 31, 2025 and 2024, respectively. The increase, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue remained consistent at $13.7 million for both the years ended December 31, 2025 and 2024.

●	US Telecom. Carrier Services revenue within our US Telecom segment increased by $1.5 million, or 1.3%, to $121.1 million from $119.6 million, for the years ended December 31, 2025 and 2024, respectively. This increase is primarily the result of the transition of legacy roaming arrangements to carrier service management contracts.

Within our International Telecom segment, Carrier Services revenue may increase if international travel in our markets grows.

Within our US Telecom segment, Carrier Services revenue is expected to decrease in line with the stated annual impact of $6 to $8 million depending on when the Tower Portfolio Transaction is consummated.

Other Communications Services Revenue. Other Communications Services revenue increased $3.8 million, or 62.3%, to $9.9 million from $6.1 million for the years ended December 31, 2025 and 2024, respectively, as a result of an increase in revenue from ancillary services in our International Telecom segment, partially offset by a reduction in certain non-recurring project-related revenue recognized within our US Telecom segment.

Other Communication Services revenue may increase in future periods as the demand for ancillary services increases.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the years ended December 31, 2025 and 2024, Construction revenue increased to $4.8 million from $3.9 million, respectively, primarily as a result of an increase in the number of sites completed during 2025 as compared to 2024. We expect to substantially complete the build under the FirstNet Agreement by the end of 2026.

Other Revenue

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services.

Managed Services revenue decreased by $0.5 million, or 2.9%, to $16.9 million from $17.4 million for the years ended December 31, 2025 and 2024, respectively. The decrease included a decrease within our International Telecom segment of $0.3 million, or 5.3%, to $5.4 million from $5.7 million for the years ended December 31, 2025 and 2024, respectively. Within our US Telecom segment, Managed Services revenue decreased $0.2 million, or 1.7%, to $11.5 million from $11.7 million for the years ended December 31, 2025 and 2024, respectively.

We expect Managed Services revenue to be consistent in future periods as compared to the revenue recorded during the year ended December 31, 2025.

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

Cost of communication services and other increased by $0.8 million, or 0.3%, to $313.1 million from $312.3 million for the years ended December 31, 2025 and 2024, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other increased by $3.5 million, or 2.6%, to $139.6 million from $136.1 million for the years ended December 31, 2025 and 2024, respectively. Increases in this segment’s transport costs to secure capacity, its provision for doubtful accounts and increased maintenance expenses offset the impact of cost savings initiatives, including the reorganizations and reductions in force, that were implemented in the current and previous periods.

●	US Telecom. Cost of communication services and other within our US Telecom segment decreased by $2.8 million, or 1.6%, to $173.5 million from $176.3 million for the years ended December 31, 2025 and 2024, respectively. Such decrease was a result of the beneficial impact of certain cost savings initiatives, including the reorganizations and reductions in force, that were implemented in the current and previous periods, as well as a reduction in the costs associated with the ECF program, which concluded during the second quarter of 2024.

Cost of communication services in our International Telecom segment may decrease as a result of the ongoing cost reduction initiatives, but such decrease may be partially offset by future inflationary pressure.

We expect that the cost of communication services within our US Telecom segment will increase if and when the Tower Portfolio Transaction is consummated, as well as a result of future inflationary pressure. Such increases may, however, be partially offset by the impact of our ongoing cost reduction initiatives.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement.

During the year ended December 31, 2025 and 2024, cost of construction revenue increased to $5.3 million from $3.9 million, respectively, as a result of an increase in the number of sites completed during 2025 as compared to 2024. We expect to substantially complete the build under the FirstNet Agreement by the end of 2026.

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

Selling, general and administrative expenses decreased by $9.4 million, or 4.1%, to $219.5 million from $228.9 million for the years ended December 31, 2025 and 2024, respectively. The decreases in selling, general and administrative expenses occurred within all of our segments and were primarily related to certain cost containment initiatives, including the reorganizations and reductions in force, that were implemented in the current and previous periods. The impact to each of our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses decreased by $3.5 million, or 3.1%, to $110.7 million from $114.2 million for the years ended December 31, 2025 and 2024, respectively.

●	US Telecom. Selling, general and administrative expenses decreased within our US Telecom segment by $3.0 million, or 3.3%, to $88.7 million from $91.7 million for the years ended December 31, 2025 and 2024, respectively.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead decreased by $2.9 million, or 12.6%, to $20.1 million from $23.0 million for the years ended December 31, 2025 and 2024, respectively.

We expect that selling, general and administrative expenses within all of our segments will be comparable in the future as a result of the cost containment initiatives that were implemented in previous periods.

Stock-based compensation. Stock-based compensation represents a non-cash expense related to the amortization of grants of equity awards to employees and directors.

Stock-based compensation for the years ended December 31, 2025 and 2024 was $8.5 million and $8.2 million, respectively.

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

During the year ended December 31, 2025, we incurred $3.6 million of transaction-related charges, portions of which related to our Tower Portfolio Transaction.

During the year ended December 31, 2024, we incurred $4.8 million of transaction-related charges, primarily related to the extinguishment of the 2022 Alaska Credit Facility, as defined below.

Restructuring and reorganization expenses. In our efforts to advance our cost management actions to drive higher operating efficiencies and margins, we incurred certain restructuring and reorganization expenses, primarily reductions in force and consulting charges, totaling $3.8 million, $4.9 million and $1.4 million within our International Telecom segment, US Telecom segment and Corporate and Other segment, respectively, during the year ended December 31, 2025.

During the year ended December 31, 2024, we incurred $1.5 million, $1.1 million and $0.9 million of restructuring and reorganization expenses within the International Telecom segment, US Telecom segment and Corporate and Other segment, respectively.

We expect to incur approximately $3 million to $4 million of restructuring and reorganization expenses during the first half of 2026.

Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses decreased by $5.3 million, or 3.8%, to $133.0 million from $138.3 million for the years ended December 31, 2025 and 2024, respectively. The net decrease in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $5.7 million, or 8.9%, to $58.0 million from $63.7 million for the years ended December 31, 2025 and 2024, respectively. This decrease was the result of this segment’s reduction in capital expenditures in recent periods and certain assets becoming fully depreciated in recent periods.

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $2.4 million, or 3.2%, to $71.6 million from $74.0 million for the years ended December 31, 2025 and 2024, respectively, primarily as a result of this segment’s reduction in capital expenditures in recent periods and certain assets becoming fully depreciated in recent periods.

●	Corporate Overhead. Depreciation and amortization expenses increased within our corporate overhead to $3.4 million from $0.6 million for the years ended December 31, 2025 and 2024, respectively. Depreciation and amortization expense for the year ended December 31, 2024 was impacted by certain capital expenditure credits received in previous periods that reduced depreciation and amortization expense over the depreciable lives of the underlying assets associated with the issued credits. Such credits became fully depreciated in early 2025.

We expect depreciation and amortization expenses to remain flat in our International Telecom and Corporate Overhead segments due to a decline, in recent periods, of capital expenditures.

Within our US Telecom segment, we expect depreciation and amortization expenses to decrease if and when the Tower Portfolio Transaction is consummated. In addition, we believe that the decline of capital expenditures in recent periods will also reduce depreciation and amortization expense in future periods, as a result of some of our previously acquired assets becoming fully depreciated.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions include the amortization of customer relationships and trade names related to our completed acquisitions.

Amortization of intangibles from acquisitions decreased by $3.0 million to $4.9 million from $7.9 million for the years ended December 31, 2025 and 2024, respectively.

We expect that amortization of intangibles from acquisitions will continue to decrease in future periods as such assets continue to fully amortize.

(Gain) loss on disposition of assets, transfers and contingent consideration. During the year ended December 31, 2025, we recorded a net loss on the disposition of assets of $1.4 million. Of this net loss, $1.1 million and $0.6 million were recognized within our International and Corporate and Other, respectively, while the US Telecom segment recognized a gain of $0.3 million.

Within the US Telecom segment, we recorded losses of $2.0 million on the disposal of assets, $2.1 million on the transfer of certain assets and $1.8 million on the revaluation of contingent consideration relating to a prior year’s acquisition within the segment. These losses were offset by a $6.2 million gain on the disposal of certain spectrum.

During the year ended December 31, 2024, we recorded a net gain on the disposition of assets of $13.3 million. This net gain is comprised of a $15.5 million gain, primarily related to the sale of real estate, within our International Telecom segment, and a $0.6 million gain pertaining to the previously completed disposition of our renewable energy assets within our Corporate and Overhead segment. These gains were partially offset by a $2.5 million loss, within our US Telecom segment, primarily related to the transfer of certain assets.

Goodwill impairment. During the year ended December 31, 2024, we completed our impairment assessment for our US Telecom segment after identifying events that indicated that the fair value of a reporting unit may be below its carrying value. These events included the Company’s shift away from wholesale roaming and retail operations towards carrier managed services and fixed broadband services, delays in completing significant network upgrade projects, the conclusion of certain government subsidy programs leading to slower consumer growth, and delays in enterprise sales and delivery. The combination of these events led to the reporting unit being unable to meet key financial and operational forecasted targets.

As a result of that analysis, we recorded an impairment of $35.3 million during the year ended December 31, 2024. No such impairments were recorded during the year ended December 31, 2025.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances.

Interest income was $0.7 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively.

Interest expense. We incur interest expense on the 2023 CoBank Credit Facility, the 2024 Alaska Credit Facility, the Receivables Credit Facility, the Guyana Credit Facilities, the Sacred Wind Term Debt and the OneVI Debt (each as defined below). In addition, interest expense includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense decreased to $47.8 million from $49.5 million for the years ended December 31, 2025 and 2024, respectively, as a result of a decrease in interest rates on borrowings under our credit facilities.

Interest expense may increase in future periods as a result of additional borrowings or an increase in interest rates on those borrowings.

Other income (expense). For the year ended December 31, 2025, other expense was $9.1 million and primarily related to losses on our noncontrolling investments, a non-operating employee-related matter net of insurance proceeds and losses on foreign currency transactions.

For the year ended December 31, 2024, other income (expense) was $1.8 million and primarily related to $1.9 million in losses on foreign currency transactions, $0.8 million of expense on the extinguishment of the 2022 Alaska Credit Facility (as defined below) and $0.2 million of expenses incurred for certain employee benefit plans. These expenses were partially offset by $0.4 million of gains from our noncontrolling investments.

Income taxes. Our effective tax rates for the years ended December 31, 2025 and 2024 were 15.2% and 37.5%, respectively.

The effective tax rate for the year ended December 31, 2025 was primarily impacted by the following items: (i) a $10.5 million benefit associated with the mix of income generated among the foreign jurisdictions in which the Company operates, (ii) a $8.0 million net expense related to valuation allowances placed on certain deferred tax assets, (iii) a $2.8 million expense associated with US and foreign nondeductible expenses, and (iv) a $1 million net expense associated with the change in unrecognized tax positions.

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

Net loss attributable to noncontrolling interests, net of tax.  Net loss attributable to noncontrolling interests, net of tax reflected an allocation of $8.6 million and $5.4 million of losses generated by our less than wholly owned subsidiaries for the years ended December 31, 2025 and 2024, respectively. Changes in net loss attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income attributable to noncontrolling interests, net of tax decreased by $6.6 million to an allocation of $6.2 million of income from an allocation of $12.8 million of income for the years ended December 31, 2025 and 2024, respectively. The decrease was the result of decreased profitability within some of our less than wholly owned subsidiaries. Amounts recorded during the year ended December 31, 2024 were also impacted by a $15.5 million gain on a disposition of assets, primarily real estate, and increased profitability at certain less than wholly owned subsidiaries.

●	US Telecom. Within our US Telecom segment, net loss attributable to noncontrolling interests, net of tax decreased by $3.4 million to an allocation of losses of $14.9 million from an allocation of losses of $18.3 million for the years ended December 31, 2025 and 2024, respectively. The decrease was the result of increased losses at our less than wholly owned subsidiaries within this segment. Amounts recorded during the year ended December 31, 2024, were negatively impacted by the impairment of goodwill at our less than wholly owned subsidiaries within this segment.

Net loss attributable to ATN International, Inc. stockholders.  Net loss attributable to ATN International, Inc. stockholders was $14.9 million for the year ended December 31, 2025, as compared to $26.4 million for the year ended December 31, 2024.

On a per diluted share basis, net loss was $1.38 per diluted share for the year ended December 31, 2025, as compared to $2.10 per diluted share for the year ended December 31, 2024. Such per share amounts were negatively impacted by accrued preferred dividends of $6.1 million and $5.6 million for the years ended December 31, 2025 and 2024, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For discussion of ongoing proceedings, see Note 12 to the Consolidated Financial Statements in this Report.

One Big Beautiful Bill Act

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the US The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has reflected the impact of the enacted provisions in its 2025 financial statements, which were determined to be immaterial. The Company is currently evaluating the impact of the OBBBA provisions effective in future years on the Company’s financial statements and related disclosures.

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

Total liquidity.  As of December 31, 2025, we had approximately $117.2 million in cash, cash equivalents, and restricted cash. Of this amount, $61.9 million was held by our foreign subsidiaries and is indefinitely invested outside the US. In addition, we had approximately $614.4 million of debt outstanding and $227.3 million available under our credit facilities as of December 31, 2025. How and when we deploy our balance sheet capacity, including the availability under our various credit facilities (as further described below), will figure prominently in our longer-term growth prospects and stockholder returns.

Uses of Cash

Acquisitions and investments.  We have historically funded our acquisitions with a combination of cash-on-hand and borrowings under our credit facilities, as well as equity investor and seller financings.

We continue to explore opportunities to expand our telecommunications business or acquire new businesses in the US, the Caribbean and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or make such investments, such acquisitions may be completed through the issuance of shares of our capital stock, payment of cash or incurrence of additional debt. From time to time, we may raise capital ahead of any definitive use of proceeds to allow us to move more quickly and opportunistically if an attractive investment materializes.

Cash used in investing activities.  Cash used in investing activities decreased by $17.0 million to $86.8 million from $103.8 million for the years ended December 31, 2025 and 2024, respectively. This year-over-year decrease in cash used in investing activities was primarily the result of the reduction in Company funded capital expenditures and capital expenditures under certain government programs of $20.4 million and $23.9 million, respectively. Offsetting these amounts were reductions of $21.5 million and $5.9 million of cash received for the reimbursement of amounts previously paid for capital expenditures under certain government programs and cash received in proceeds from the disposition of assets and spectrum, respectively.

Cash (used in) provided by financing activities. Cash used in financing activities was $19.2 million during the year ended December 31, 2025. Cash provided by financing activities was $2.9 million during the year ended December 31, 2024. The $22.1 change was primarily the result of a $42.1 million reduction in borrowings, net of repayments, under our credit facilities, offset by reductions in cash used to repurchase our common stock of $11.2 million (including $10.0 million under the 2023 Repurchase Plan, as discussed below) and a $6.3 million reduction in cash used for debt issuance costs.

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

For the year ended December 31, 2025, we spent approximately $90.0 million for capital expenditures and $84.6 million for capital expenditures that are reimbursable under certain government programs. For the year ended

December 31, 2024, we spent approximately $110.4 million for capital expenditures and $108.5 million for capital expenditures that are reimbursable under certain government programs. The following shows our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Year ended December 31,	Telecom	Telecom	Other (1)	Consolidated
2025	$46,581	$43,439	$2	$90,022
2024	56,693	53,652	29	110,374

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets. For the year ending December 31, 2026, such investments are expected to total between approximately $105 million to $115 million of non-reimbursable capital expenditures and will primarily relate to network maintenance, upgrades and expansion, which are expected to further drive subscriber and revenue growth in future periods.

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

Dividends. For the year ended December 31, 2025, our Board of Directors declared $16.2 million of dividends to our stockholders, which includes a $0.275 per share dividend declared on December 9, 2025 and paid on January 9, 2026. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. Our Board of Directors has authorized the repurchase of up to $25.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”). We did not repurchase any of our common stock under the 2023 Repurchase Plan during the year ended December 31, 2025 and repurchased $10.0 million under the 2023 Repurchase Plan during the year ended December 31, 2024. As of December 31, 2025, we had $15.0 million available to repurchase shares of our common stock under the 2023 Repurchase Plan.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $133.9 million for the year ended December 31, 2025, as compared to $127.9 million for the year ended December 31, 2024.  The increase of $6.0 million was primarily related to improvements in working capital.

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

Amounts borrowed under the 2023 CoBank Credit Facility bear interest at a rate equal to, at our option, either (i) the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York plus an applicable margin ranging between 2.00% to 3.75% for the 2023 CoBank Term Loan and 1.75% to 3.50% for 2023 CoBank Revolving Loan or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.75% for the 2023 CoBank Term Loan and 0.75% to 2.50% for the 2023 CoBank Revolving Loan. Swingline loans bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the one-month SOFR rate (ii) the federal funds effective rate (as defined in the 2023 CoBank Credit Agreement) plus 0.50% per annum; or (iii) the prime rate (as defined in the 2023 CoBank Credit Agreement). The applicable margin is determined based on the ratio (as further defined in the 2023 CoBank Credit Agreement) of our maximum Total Net Leverage Ratio (as defined in the 2023 CoBank Credit Agreement). Under the terms of the 2023 CoBank Credit Agreement, we must also pay a fee ranging from 0.25% to 0.50% on the average daily unused portion of the 2023 CoBank Credit Facility over each calendar quarter.

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

We capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility, which are being amortized over the life of the debt and $2.5 million were unamortized as of December 31, 2025.

As of December 31, 2025, we had $121.1 million outstanding under the 2023 CoBank Term Loan and $57.6 million under the 2023 CoBank Revolving Loan. As of that date, we had $112.4 million of availability under the 2023 CoBank Revolving Loan. We were in compliance with all financial covenants as of December 31, 2025.

In connection with the proposed Tower Portfolio Transaction, on February 11, 2026, the Company entered into a Consent Agreement (the “Consent”) with CoBank, as Administrative Agent and the Lenders and Voting Participants (constituting Required Lenders (as defined in the 2023 CoBank Credit Agreement)) party thereto, in connection with the 2023 CoBank Credit Agreement. Pursuant to the terms of the Consent, CoBank and the other Lenders and Voting Participants (constituting Required Lenders) party thereto consented to: (i) the consummation of the Tower Portfolio Transaction; (ii) the distributions of the Net Cash Proceeds (as defined in the 2023 CoBank Credit Agreement) from the Tower Portfolio Transaction to the Company and the minority shareholders of the Commnet Parties; (iii) the Net Cash Proceeds received from the Tower Portfolio Transaction being applied to the repayment of the outstanding 2023 CoBank Revolving Loan rather than the 2023 CoBank Term Loan; and (iv) to the extent that there are Net Cash Proceeds remaining after repaying the outstanding 2023 CoBank Revolving Loan, such Net Cash Proceeds being used by the Company and its subsidiaries for working capital and general corporate purposes. The Consent further provides for the release of the Liens (as defined in the 2023 CoBank Credit Agreement) on the assets being sold in connection with the Tower Portfolio Transaction.

In October 2023, we entered into a two-year, forward starting one-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, had a fixed SOFR rate of 4.896% and matured on November 13, 2025. The swap agreement had a fair value of $(0.3) million as of December 31, 2024.

Letter of Credit Facility

On November 14, 2022, we entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of us and our subsidiaries. As of December 31, 2025, $35.3 million of Standby Letters of Credit had been issued under this agreement.

2024 Alaska Credit Facility

On August 29, 2024, Alaska Communications entered into a Credit Agreement (the “2024 Alaska Credit Agreement”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders (the “2024 Alaska Credit Facility”), to provide debt financing in the form of a $300 million, five-year secured term loan facility (the “2024 Alaska Term Facility”) and a $90 million revolving facility (the “2024 Alaska Revolving Facility”). The maturity date for the 2024 Alaska Credit Facility is August 29, 2029.

The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the 2022 Alaska Credit Facility (as defined below) in the amount of approximately $279 million plus accrued and unpaid interest, (b) to pay fees and expenses associated with the completion of this transaction, and (c) for general corporate purposes. As of December 31, 2025, $300.0 million was outstanding under the 2024 Alaska Term Facility.

 Proceeds from the 2024 Alaska Revolving Facility are used, subject to certain limitations, (a) to issue letters of credit to replace or backstop existing letters of credit of Alaska Communications and its direct and indirect subsidiaries, and (b) for working capital purposes, capital expenditures and other general corporate purposes. As of December 31, 2025, $14.5 million was outstanding under the 2024 Alaska Revolving Facility and $0.6 million of letters of credit were issued. As a result, $74.9 million was available under the 2024 Alaska Revolving Facility as of December 31, 2025.

 The 2024 Alaska Credit Facility also provides for incremental term loans (“Incremental Term Loans”) up to an aggregate principal amount of the greater of $91 million and Alaska Communications’ trailing consolidated twelve-

month EBITDA (as defined in the 2024 Alaska Credit Agreement), subject to Alaska Communications meeting certain conditions.

In connection with the 2024 Alaska Credit Facility, we incurred $6.9 million of fees and rolled over $2.1 million of fees for the 2022 Alaska Credit Facility to be amortized over the life of the debt. As of December 31, 2025, we had $6.6 million of unamortized fees, which are being amortized over the life of the debt, associated with the 2024 Alaska Credit Facility.

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

Principal payments on the 2024 Alaska Term Facility are due quarterly commencing in the fourth quarter of 2026 in quarterly amounts as follows: from the fourth quarter of 2026 through the third quarter of 2027, $1,875,000; and from the fourth quarter of 2027 through the second quarter of 2029, $3,750,000. The remaining unpaid balance is due on the final maturity date. Payments on any principal amount outstanding under the Incremental Term Loans will be made in installments, on the dates and in the amounts set forth in the applicable amendment for such Incremental Term Loans. Alaska Communications may prepay all revolving loans under the 2024 Alaska Revolving Facility at any time without premium or penalty (other than any customary SOFR breakage costs), subject to certain notice requirements and balance restrictions.

Alaska Communications is required to maintain financial ratios, based on a calculation of EBITDA defined in the 2024 Alaska Credit Agreement, including (a) a maximum Consolidated Net Total Leverage Ratio (as defined in the 2024 Alaska Credit Agreement) of 4.75:1.00, stepping down to 4.50:1.00 beginning with the third quarter of 2027, and stepping down to 4.25:1.00 beginning with the third quarter of 2028; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25:1.00. The 2024 Alaska Credit Agreement contains customary covenants restricting the incurrence or assumption of debt, granting or assuming liens, declaring dividends and making other restricted payments, making investments, dispositions, engaging in transactions with affiliates, changes to the nature of business, modifying organizational documents and material agreements, entering into sale and leaseback transactions, amending or making prepayments on certain subordinated debt, and entering into mergers and acquisitions.

 The 2024 Alaska Credit Facility is secured by substantially all of the personal property and certain material real property owned by Alaska Communications Systems Holdings, the parent company of Alaska Communications (“Holdings”), Alaska Communications, and its wholly owned subsidiaries, excluding, among other things, certain federal and state licenses where a pledge is prohibited by applicable law or is permitted only with the consent of a governmental authority that has not been obtained.

 The 2024 Alaska Credit Agreement contains usual and customary affirmative and negative covenants of the parties for credit facilities of this type or as otherwise deemed appropriate by the administrative agent, subject to customary exceptions and materiality standards.

The Company is not a guarantor under the 2024 Alaska Credit Agreement, and the lenders have no recourse against the Company in the event of an occurrence of an Event of Default (as defined in the 2024 Alaska Credit Agreement).

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

On August 29, 2024, all outstanding amounts under the 2022 Alaska Credit Facility were repaid in full using the proceeds received upon the completion of the 2024 Alaska Credit Facility and the 2022 Alaska Credit Agreement was terminated.

Alaska Term Facility

On June 15, 2022, Holdings entered into a secured lending arrangement with Bristol Bay Industrial, LLC (the “Alaska Term Facility”).

The Alaska Term Facility provided for a secured delayed draw term loan in an aggregate principal amount of up to $7.5 million and the proceeds were used to pay certain invoices from a contractor for work performed in connection with a fiber build. Interest on the Alaska Term Facility accrued at a fixed rate of 4.0% and scheduled quarterly payments of principal commenced on March 31, 2023. The Alaska Term Facility was repaid in full during 2024.

Alaska Interest Rate Swap Agreements

In November 2023, Alaska Communications entered into two forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200 million, with fixed SOFR rates of 4.8695% and 4.8980%. The swap agreements had a fair value of $(0.5) million as of December 31, 2024, and matured on September 30, 2025.

On September 26, 2025, Alaska Communications entered into four forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the four agreements was $200 million, with fixed SOFR rates ranging from 3.4290% to 3.4485% and have a maturity date of September 30, 2027. The swap agreements had a fair value of $(0.5) million as of December 31, 2025.

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

On December 27, 2024, CoBank amended the Receivables Credit Facility and extended the delayed draw period to December 31, 2025. There were no further extensions of the draw period.

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

As of December 31, 2025, Commnet Wireless had $39.9 million outstanding, of which $8.8 million was classified as being current and $31.1 million as long-term on our balance sheet under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.3 million were unamortized as of December 31, 2025.

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

Beginning in the second quarter of 2027, amounts drawn on the 2025 IDB Term Loan must be repaid in quarterly principal payments in the amounts set forth below, with the outstanding principal balance maturing on the tenth anniversary of the effective date. The 2025 IDB Revolving Loan may be repaid at any time on, or prior to, its maturity of 360 days after the first disbursement date.

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

The 2025 IDB Credit Agreement contains a financial covenant that imposes on OneGY a maximum Net Financial Debt to EBITDA Ratio and a maximum Debt to Equity ratio and a minimum EBITDA to Net Financial Expense Ratio (each as defined in the 2025 IDB Credit Agreement), as well as customary representations, warranties and covenants. The 2025 IDB Credit Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.

As of December 31, 2025, there were no outstanding borrowings under the 2025 IDB Revolving Facility or the 2025 IDB Term loan. As of December 31, 2025, OneGY was in compliance with all financial covenants.

Sacred Wind Term Debt

Our subsidiary, Sacred Wind, has a term debt facility (the “Sacred Wind Term Debt”) with the US, acting through the Administrator of the Rural Utilities Service (“RUS”), which provides financial assistance in the form of loans under the Rural Electrification Act of 1936 to furnish or improve telecommunications and/or broadband services in rural areas, is secured by substantially all of the assets of Sacred Wind and is an underlying mortgage to the US. These mortgage notes are to be repaid in equal monthly installments covering principal and interest beginning after date of issue and expiring by 2035.

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent of the RUS noteholders. The agreements also contain a financial covenant that Sacred Wind was not in compliance with as of December 31, 2024. Sacred Wind submitted a corrective action plan to comply with the financial covenant by December 31, 2028. The corrective action plan was accepted by the RUS and, as of December 31, 2025, we were in compliance with that corrective action plan.

As of December 31, 2025, $21.3 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.6 million was current and $17.7 million was long term.

The mortgage notes carry fixed interest rates ranging from 0.88% to 5.0%.

OneVI Debt

We, and certain of our subsidiaries, entered into a loan agreement (“OneVI Debt Agreement”) for a $60.0 million loan (the “OneVI Debt”) with National Cooperative Services Corporation (“NCSC”). The OneVI Debt Agreement contains customary representations, warranties, and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “OneVI Net Leverage Ratio”). This covenant is tested on an annual basis at the end of each fiscal year. Interest is paid quarterly at a fixed rate of 4.0% per annum and principal repayment was not required until maturity on July 1, 2026. Prepayment of amounts under the OneVI Debt Agreement were subject to a fee under certain circumstances. The debt is secured by certain assets of the OneVI subsidiaries and is guaranteed by us.

We paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the OneVI Debt Agreement. The fee was recorded as a reduction to the OneVI Debt carrying amount and is being amortized over the life of the loan. As of December 31, 2025, the unamortized fee was $0.1 million.

As of December 31, 2025, $60.0 million of the OneVI Debt remained outstanding. Of that amount, $2.3 million was current and $57.7 million was long term.

On May 5, 2022, the OneVI Net Leverage Ratio was amended to 7.0 to 1.0 through the maturity date of July 1, 2026. The OneVI Net Leverage Ratio is tested annually, and we were in compliance with the OneVI Net Leverage Ratio as of December 31, 2025.

On November 5, 2025, the Company and certain of its subsidiaries (the “OneVI Borrowers”) amended the OneVI Debt Agreement (the “OneVI Debt Amendment”) to extend the maturity date of the OneVI Debt from July 1, 2026 to July 1, 2035 (the “Extended Maturity Date”). The OneVI Debt Amendment further provides that the OneVI Debt will continue to accrue interest at the current fixed 4.0% rate through June 30, 2026 and, beginning on July 1, 2026, NCSC will offer, at the Borrowers’ option, a forward fixed rate or variable rate of interest for the remainder of the term of the OneVI Debt through the Extended Maturity Date. If the OneVI Borrowers elect the variable rate, the variable rate will be NCSC’s standard variable rate of interest for long-term loans and subject to change monthly, and the OneVI Borrowers will have the option to convert all or a portion of principal outstanding as of the date specified in the Conversion Notice (as defined in the OneVI Debt Agreement), to NCSC’s standard fixed interest rates for long-term loans at any time thereafter without a fee.

Additionally, the OneVI Debt Amendment provides that the OneVI Debt will continue to require interest-only payments at the current rate through June 30, 2026; beginning on July 1, 2026, the OneVI Debt will be subject to a quarterly repayment schedule.

Payment Dates	Annual Principal Repayment
Years 1-3	8%
Years 4-6	10%
Years 7-8	15%
Year 9	18%

The OneVI Debt Amendment includes financial covenants by the OneVI Borrowers that impose a maximum ratio of indebtedness to annual operating cash flow of 5.00 as of December 31, 2026, 4.75 as of December 31, 2027, and 4.50 times as of December 31, 2028 and each year thereafter. Additionally, the OneVI Borrowers are to maintain a minimum fixed charge cover ratio of 1.25 to begin December 31, 2026, tested annually thereafter through the Extended Maturity Date. The interest rate will be reset on the original loan maturity date of July 1, 2026.

Debt Maturity

The table below summarizes the annual maturities of our debt instruments (amounts in thousands).

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom (1)	Other	Debt	Credit Facility
Year ending December 31, 2026	$5,471	$2,250	$8,125	$15,846	$8,784
Year ending December 31, 2027	13,096	4,500	9,750	27,346	9,208
Year ending December 31, 2028	18,858	4,500	67,370	90,728	9,657
Year ending December 31, 2029	292,249	5,250	93,438	390,937	6,274
Year ending December 31, 2030	3,172	6,000	—	9,172	2,989
Thereafter	2,985	37,500	—	40,485	2,958
Total	335,831	60,000	178,683	574,514	39,870
Debt Discounts	(6,797)	(48)	(2,502)	(9,347)	(252)
Book Value as of December 31, 2025	$329,034	$59,952	$176,181	$565,167	$39,618

Factors Affecting Sources of Liquidity

Internally generated funds. The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry.

Restrictions under 2023 CoBank Credit Facility.  Our 2023 CoBank Credit Facility contains customary representations, warranties and covenants, including covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.

In addition, the 2023 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of December 31, 2025, we were in compliance with all of the financial covenants of the 2023 CoBank Credit Facility.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the years ended December 31, 2025 and 2024, we recorded $2.0 million and $1.9 million, respectively, in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

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

Tariffs

During 2025, the US government announced tariffs on goods imported from various countries to the US. Many of such tariffs were determined to be unlawful by the US Supreme Court. New tariffs have since been implemented by the US Administration. Uncertainty with respect to tariffs remains ongoing, and we are actively monitoring the tariff developments and analyzing the potential impacts, if any, on our businesses, cost structures, supply chain and broader economic environment.

The previously implemented tariffs did not have a material impact on our financial condition or results of operations during the year ended December 31, 2025. However, due to the uncertainty with respect to such tariffs and their evolving nature, we cannot predict the impact, if any, they may have on our business or results in the future.

Material Cash Obligations and Sources

Capital Expenditures. We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets.  Such investments include the upgrade and expansion of both our mobility and fixed telecommunications networks, as well as our service delivery platforms. For 2026, we expect non-reimbursable capital expenditures to be approximately $105 million to $115 million, and will primarily relate to network maintenance, upgrades and expansion. We expect to fund our 2026 capital expenditures primarily from our current cash balances, cash generated from operations and our existing credit facilities.

Long-term Debt. To service our previously described debt facilities, we will be required to make future minimum principal repayments (not including interest, commitment fees or letter of credit fees) of $24.6 million in 2026 and then $36.6 million, $100.4 million, $397.2 million, and $12.2 million during 2027 through 2030, respectively, and then $43.4 million in subsequent years.

Lease Commitments. We have operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. In order to comply with our lease agreements, we will be required to pay $19.4 million in 2026 and then $18.1 million, $13.8 million, $9.9 million and $7.6 million during 2027 through 2030, respectively, and then $74.1 million in subsequent years.

FirstNet Agreement. In connection with the FirstNet Agreement, we are building a portion of AT&T’s network for FirstNet in or near our current operating area in the western US. We expect to incur construction costs of approximately $4 million, during 2026, in order to complete the network build portion of the FirstNet Agreement. Following acceptance of the cell sites, AT&T will own the sites and we will assign to AT&T any third-party tower lease applicable to such cell site.  If the cell site is located on a communications tower we own, AT&T will pay us pursuant to a separate lease agreement for an initial term of eight years. In addition to building the network, we will provide ongoing equipment and site maintenance and high-capacity transport to and from these cell sites for an initial term ending in 2031.

Spectrum Buildout Commitments.  In connection with our spectrum licenses in the US and other jurisdictions in which we operate, we will have to achieve certain spectrum build-out obligations. We expect to comply with all applicable requirements related to these licenses but cannot currently estimate the cost of building our network in the covered areas.  If we do not comply with such requirements in a certain area within timeframe specified in the applicable spectrum license, our spectrum license for that area may be forfeited.

Construction grants. We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants reimburse us for our construction costs. As of December 31, 2025, $98.8 million of such construction obligations remain with completion deadlines beginning in 2026. Once these projects are constructed, we are obligated to provide service to the participants.

Software licensing, maintenance and other business support systems. We have committed to agreements with vendors to provide us with software licensing and maintenance services, as well as other business support systems. These agreements expire primarily during the year ending December 31, 2026 and will require us to pay approximately $84.0 million in 2026, and then $9.7 million, $7.4 million, $5.1 million, and $3.5 million during 2027 through 2030, respectively and then $15.0 million thereafter.

Circuits and other transport costs. We expect to pay $53.0 million, $13.7 million, $6.4 million, $2.8 million and $1.0 million during the years ending December 31, 2026, 2027, 2028, 2029 and 2030, respectively, for circuit and other telecommunication transport costs. Thereafter, we are obligated to pay an additional $2.1 million for such services.

Sources of Cash. In addition to future internally generated funds, we had the following available to us under our credit facilities as of December 31, 2025 and may be able to raise funds in the capital markets by making an offering under our universal shelf registration.

Credit Facility	Available as of December 31, 2025 (in millions)
2023 CoBank Credit Facility	$112.4
2024 Alaska Revolving Facility	74.9
2025 IDB Term Loan	30.0
2025 IDB Revolving Facility	10.0
Total available	$227.3

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

During the year ended December 31, 2024, we completed our impairment assessment for our US Telecom segment after identifying events that indicated that the fair value of a reporting unit may be below its carrying value. These events included the Company’s continued shift away from wholesale roaming and retail operations towards carrier managed services and fixed broadband services, delays in completing significant network upgrade projects, the conclusion of certain government subsidy programs leading to slower consumer growth, and delays in enterprise sales and delivery. The combination of these events led to the reporting unit being unable to meet key financial and operational forecasted targets. As a result of that analysis, we recorded an impairment of $35.3 million during the year ended December 31, 2024. No such impairments were recorded during the year ended December 31, 2025.

Contingencies. We are subject to proceedings, lawsuits, tax audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business as further described in Note 12 to the Consolidated Financial Statements included in this Report. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as the potential ranges of probable losses. A determination of the amount of loss accruals required, if any, for these contingencies is made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingency. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter.  We believe that some adverse outcome is probable and have accordingly accrued $16.1 million as of December 31, 2025 for these matters.

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

Interest Rate Sensitivity. As of December 31, 2025, we had $293.2 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 100-basis-point change in the interest rates on our variable rate debt would result in a $2.9 million change in our annual interest expense.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loans within our credit facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section to this Report. See “Item 15. Exhibits, Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, none of the Company’s directors or officers informed the Company of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

Amendment of ALSK Holdings Limited Liability Company Agreement

On March 13, 2026, the Company amended and restated its limited liability company agreement for ALSK Holdings, LLC with F3C IV, certain affiliates of F3C IV, and certain other institutional investors to provide for certain profits interests units to be awarded as part of a management compensation plan for Alaska Communications.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is contained in Part I of this Form 10-K under the caption “Information About Our Executive Officers”.

The following table sets forth information regarding our directors as of March 16, 2026:

Name	Age	Position
Brad W. Martin	50	Chief Executive Officer and Director
Michael T. Prior	61	Executive Chairman and Director
Bernard J. Bulkin	84	Director
April V. Henry	56	Director
Derek G. Hudson	70	Director
Patricia A. Jacobs	62	Director
Pamela F. Lenehan	73	Director

Employee Director

Brad W. Martin

Brad Martin is our Chief Executive Officer and a member of our Board of Directors. Brad joined the Company in 2018 as Executive Vice President and became our Chief Operating Officer in 2021. In 2024, Brad was appointed our Chief Executive Officer and as a member of our Board of Directors. Prior to joining us in 2018, he served as the Chief Operating Officer of Senet Inc., a leading "low power wide area" network (LPWAN) operator and global service provider. From 2013 through 2015, Brad served as the Senior Vice President and Chief Quality Officer of Extreme Networks, a global leader in software-driven networking solutions for Enterprise and Service Provider customers. From 2008 to 2013, he served as Vice President of Engineering Operations and Quality with Siemens Enterprise Communications and Enterasys Networks, delivering voice and data networking hardware and software solutions to global enterprises. Brad holds a B.S. in Mechanical Engineering from the University of Maine and is a published author and featured industry speaker.

Michael T. Prior

Executive Chairman

Michael Prior is the Executive Chairman of the Board of Directors and was our President and Chief Executive Officer from 2005 through 2023. Mr. Prior joined the Company in 2003 and has served on our Board of Directors since 2008. Prior to joining the Company, Mr. Prior was a partner with Q Advisors LLC, a Denver-based investment banking and financial advisory firm focused on the technology and telecommunications sectors. Mr. Prior began his career as a corporate attorney with Cleary Gottlieb Steen & Hamilton LP in London and New York. He received a B.A. degree from Vassar College and a J.D. degree, summa cum laude, from Brooklyn Law School. Mr. Prior currently serves on the Board of Directors of the Competitive Carriers Association. In 2008, Mr. Prior was named Entrepreneur of the Year for the New England Region by Ernst & Young LLP and one of America's Best CEOs by DeMarche Associates, Inc.

Non-Employee Directors

Dr. Bernard J. Bulkin

Dr. Bernard Bulkin has been a director of the Company since 2016 and is the Independent Lead Director of our Board of Directors. He is a member of the Nominating and Corporate Governance and Audit Committees of the Board of Directors. Dr. Bulkin is also a shareholder director of a holding company for the Company’s renewable energy business operating under the “Vibrant” name in India. He held several senior management roles throughout his approximately twenty-year career at British Petroleum (“BP”), including Director of the refining business, Vice President Environmental Affairs, and Chief Scientist, and left BP in 2003. He is currently a director of VH-Global Energy Infrastructure (LDN:ENRG) (Chairman), Clean Growth Leadership Network Ltd, and QLM Technology Ltd (Chairman). Dr. Bulkin has served on the boards of Severn Trent plc, Ludgate Investments Limited, HMN Colmworth Ltd., Chemrec AB and REAC Fuel AB, each a Swedish biofuel technology developer, ARQ Ltd, K3 Solar Ltd, and Ze-gen Corporation, a renewable energy company, and chaired the boards of two UK public companies: AEA Technology plc (from 2005 until 2009), and Pursuit Dynamics Plc (from 2011 until 2013). Dr. Bulkin served as Chair of the UK Office of Renewable Energy from 2010 until 2013, was a member of the FTSE Environmental Markets Advisory Committee (2010-2017) and has held several other UK government roles in sustainable energy and transport. He earned a B.S. in Chemistry from the Polytechnic Institute of Brooklyn and a Ph.D. in Physical Chemistry from Purdue University. Dr. Bulkin is an Emeritus Professorial Fellow at the University of Cambridge and is the author of Crash Course (2015), Solving Chemistry (2019), and The Material Advantage (2024). He was awarded the Honour of Officer of the Order of the British Empire (OBE) in the 2017 New Year Honours List.

April V. Henry

April Henry has been a director of the Company since 2022. She is the Chair of the Compensation Committee of the Board of Directors. Since 2018, she has served as the Managing Partner of Hawkeye Digital, a management consulting firm that is focused on driving revenue growth, core decision-making and business and human capital transformation for businesses at critical points in their growth cycle. Previously, Ms. Henry was a director of SciPlay Corporation until its sale to Light & Wonder in 2023. Prior to her current roles, Ms. Henry was the Executive Vice President of Corporate Development for Science Inc. and Science Strategic Acquisition Corp. from 2020 to 2022, Co-Founder and Chief Revenue Officer of equell, Inc. from 2018 to 2019, a Senior Vice President of Business Development at NBC Universal, LLC from 2016 to 2018, and the Chief of Staff of Development and Vice President of Corporate Development of Yahoo, Inc. from 2011 to 2015. Prior to that, Ms. Henry spent a number of years in the early part of her career with Morgan Stanley as a research analyst covering telecommunications and technology companies, and held positions with Index Ventures and News Corporation. Ms. Henry is on the Advisory Board of Evalla Advisors LLC, a special advisor to S4 Capital, PLC, and on the Advisory Board of Defend Freedom. Ms. Henry received her undergraduate degree in Political Science from Columbia University.

Derek G. Hudson

Derek Hudson has been a director of the Company since 2023 and is a member of the Audit and Compensation Committees of our Board of Directors. Since 2016, Mr. Hudson has served as the Chairman of the Board of Scotia Bank Trinidad and Tobago Limited. Following his retirement as Vice President and Country Chairman of Shell Trinidad & Tobago Limited (“Shell”) in 2019, Mr. Hudson served as a business advisor to Shell's Integrated Gas Business until 2021. Prior to the combination of Royal Dutch Shell and BG Group in 2016, Mr. Hudson served as President and Asset General Manager of BG Trinidad & Tobago from 2007 to 2012 and thereafter assumed a similar role for BG in East Africa, covering Tanzania, Kenya, and Madagascar. Mr. Hudson joined BG Group in 1995 and held previous roles as Vice President of one of BG's UK upstream businesses from 2000 to 2004 and Chief of Staff in Trinidad and Tobago from 2005 to 2007. Mr. Hudson has also served on the board of Atlantic LNG, a joint venture owned by Shell, BP, and the National Gas Company of Trinidad and Tobago, and at present is a Non-Executive Director of Trinity Energy, a UK-registered independent company focused on Trinidad and Tobago. He has also served on NGOs and other voluntary organizations in Trinidad and Tobago, and performed the role of Non-Executive Chairman of the Port Authority of Trinidad and Tobago from 2005 to 2010.

Patricia A. Jacobs

Patricia Jacobs has been a director of the Company since 2023 and is the Chair of the Nominating and Corporate Governance Committee and member of the Compensation Committee of our Board of Directors. Ms. Jacobs held several leadership positions during her 37-year career in telecommunications, energy, and government, including President, New England Region for AT&T from 2010 to 2020, and President, Northern Region from 2020 until her retirement in 2022. Prior to such positions, Ms. Jacobs also served as Vice President for International Public Affairs, where she led international initiatives and corporate reputation campaigns globally, and Regional Vice President for Federal Public Affairs, where she worked on several mergers and on a wide range of federal legislative and regulatory matters. Prior to joining AT&T, Ms. Jacobs served as an aide to then Congressman Edward J. Markey (D-MA) at the Subcommittee on Energy and Power and as a member of the staff of the Massachusetts Senate's Commerce and Labor Committee. Ms. Jacobs was appointed to the Board of Directors of the Massachusetts Port Authority in 2016, and currently serves as its Chair, and chairs the Audit and Finance Committee and the Human Resources, Compensation and Diversity Committee. Ms. Jacobs also serves on the board of Avangrid (NYSE: NGR) and is a member of its Executive Committee. Additionally, she is Vice Chair of the New England Council and serves on the boards of the JFK Presidential Library Foundation, the Boys and Girls Clubs of Boston, and is on the Leadership Council for Home Base (a partnership of Mass General Hospital and the Red Sox Foundation). Ms. Jacobs holds a B.A. from the University of Texas at Austin, and an M.A. and Ph.D. in Political Science from Boston College.

Pamela F. Lenehan

Pamela Lenehan has been a director of the Company since 2020 and is Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee of the Board of Directors. Ms. Lenehan spent more than 20 years in financial services. In 2002, Ms. Lenehan founded Ridge Hill Consulting, LLC and has served as its President since that time. Previously, she served as Chief Financial Officer of Convergent Networks, a high technology start-up and was Senior Vice President, Corporate Development and Treasurer of Oak Industries, a NYSE-listed manufacturer of telecommunications components. She also previously served as a Managing Director in Investment Banking for 14 years at Credit Suisse First Boston and started her career in corporate banking at Chase Manhattan Bank. Ms. Lenehan is also a director of the Center for Women & Enterprise, the National Association of Corporate Directors New England Chapter, and is co-chair of the Boston Chapter of Women Corporate Directors. Ms. Lenehan previously served on the boards of Rithm Capital, Monotype Imaging, Civitas Solutions, American Superconductor, Spartech Corporation and Avid Technology. Ms. Lenehan has a B.A. in Mathematical Economics, cum laude and with honors, and a M.A. in Economics from Brown University. Ms. Lenehan holds a NACD Director Certification from the National Association of Corporate Directors.

Insider Trading Policy

We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities (the “Insider Trading Policy”) that applies to all directors, officers, employees, consultants, contractors of the Company and its subsidiaries, as well as the Company itself. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Company’s securities, as well as any listing standards, rules and regulations applicable to us. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Report.

Additional information required by this Item 10 will be set forth in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days following the end of the fiscal year covered by this Report (the “2026 Proxy Statement”), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be set forth in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be set forth in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be set forth in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be set forth in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item 15.
(2)	Schedule II. Valuation and Qualifying Accounts for the years ended December 31, 2023, 2024, and 2025 which appears on page F-66 hereof.
(3)	Exhibits. The exhibits listed below are filed herewith in response to this Item 15.

EXHIBIT INDEX

to Form 10-K for the Year Ended December 31, 2025

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

10.3	ⱡ

Form of Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on May 9, 2018).

10.4	ⱡ

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on March 15, 2021).

10.5	ⱡ

Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on March 15, 2021).

10.6	ⱡ	Form of Severance Agreement with Non-CEO Executive Officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-12593) filed on March 15, 2023).
10.7	ⱡ	Form of Severance Agreement with Chief Executive Officer (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-12593) filed on March 15, 2023).
10.8

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

10.9

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

10.10

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

10.11

Agreement between the Government of the Co-Operative Republic of Guyana and Atlantic Tele- Network, Inc., dated June 18, 1990 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended March 31, 2006 filed on May 15, 2006).

10.12

Amendment to the Agreement between the Government of the Co-Operative Republic of Guyana and ATN International, Inc., dated November 2, 2012 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2012 filed on March 18, 2013).

10.13

Loan Agreement, dated as of July 1, 2016, by and among ATN VI Holdings, LLC, Caribbean Asset Holdings LLC, and Rural Telephone Finance Cooperative (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended June 30, 2016 filed on August 9, 2016).

10.14

Amendment to Loan Agreement dated May 5, 2022 between ATN VI Holdings, LLC and Rural Telephone Finance Cooperative (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file No. 001-12593) for the quarterly period ended March 31, 2022 filed on May 10, 2022).

10.15

Second Amendment to Loan Agreement, by and among ATN VI Holdings, LLC, Caribbean Asset Holdings, LLC, and National Cooperative Services Corporation dated November 5, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file No.001-12593) for the quarterly period ended September 30, 2025 filed on November 10, 2025).

10.16	#

Network Build and Maintenance Agreement, dated as of July 31, 2019, by and between Commnet Wireless, LLC, a wholly owned subsidiary of ATN International, Inc., and AT&T Mobility LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended September 30, 2019 filed on November 8, 2019).

10.17	#

First Amendment to Network Build and Maintenance Agreement dated as of August 6, 2020 and effective as of July 1, 2020 by and between Commnet Wireless, LLC and AT&T Mobility LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on November 4, 2020).

10.18	#

Second Amendment to Network Build and Maintenance Agreement dated as of May 4, 2021 and effective as of January 1, 2021 by and between Commnet Wireless, LLC and AT&T Mobility LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on May 10, 2021).

10.19	#

Third Amendment to Network Build and Maintenance Agreement dated as of August 4, 2022 and effective as of January 1, 2022 by and between Commnet Wireless, LLC and AT&T Mobility LLC , incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file No. 001-12593) for the quarterly period ended June 30, 2022 filed on August 8, 2022.

10.20	#

Fourth Amendment to Network Build and Maintenance Agreement dated as of December 21, 2023 and effective as of September 30, 2023, by and between Commnet Wireless, LLC and AT&T Mobility LLC (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (file No. 001-12593) for the year ended December 31, 2023 filed on March 15, 2024).

10.21

Fifth Amendment to Network Build and Maintenance Agreement dated as of March 4, 2025 and effective as of January 1, 2025, by and between Commnet Wireless, LLC and AT&T Mobility LLC (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (file No. 001-12593) for the year ended December 31, 2024 filed on March 17, 2025).

10.22

Amended and Restated Limited Liability Company Agreement of ALSK Holdings, dated as of July 21, 2021 by and among ALSK Holdings, the Company, F3C IV, certain affiliates of F3C IV, and certain other institutional investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on July 22, 2021).

10.23*

Third Amended and Restated Limited Liability Company Agreement of ALSK Holdings, dated as of March 13, 2026 by and among ALSK Holdings, the Company, F3C IV, certain affiliates of F3C IV, and certain other institutional investors.

10.24

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

10.25ⱡ		ATN International, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on June 13, 2023).
10.26ⱡ

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on June 13, 2023).

10.27ⱡ

Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on June 13, 2023).

10.28

Credit Agreement, dated as of July 13, 2023, among ATN International, Inc. as Borrower, CoBank, ACB, as Administrative Agent, Fifth Third Bank, N.A., MUFG Bank, Ltd. and the Guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on July 17, 2023).

10.29

Carrier Managed Services Master Agreement, dated as of May 10, 2023, between Commnet Wireless LLC, a wholly owned subsidiary of ATN International, Inc., and Cellco Partnership d/b/a Verizon Wireless (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on August 9, 2023).

10.30ⱡ

Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2023 Equity Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on August 9, 2023).

10.31ⱡ

Offer Letter and Restricted Covenant Agreement by and between ATN International, Inc. and Carlos Doglioli, dated November 13, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on November 16, 2023).

10.32

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

10.33

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

10.34#

Purchase and Sale Agreement, dated February 11, 2026, by and among Commnet Wireless, LLC, Alloy, Inc., Arizona Nevada Tower Company, LLC, Commnet Four Corners, LLC, Commnet of Arizona, LLC, Commnet of Nevada, LLC, Excomm, LLC, Mora Valley Wireless, LLC, and EIP Holdings IV, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on February 13, 2026).

10.35

Consent Agreement, dated as of February 11, 2026, by and among ATN International, Inc., CoBank, ACB, as Administrative Agent, and the Lenders and Voting Participants (constituting Required Lenders) parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on February 13, 2026).

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
97.1

ATN International, Inc. Executive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10 K (File No. 001 12593) for the year ended December 31, 2023 filed on March 15, 2024).

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on the 16th day of March, 2026.

ATN International, Inc.
By:	/s/ BRAD W. MARTIN

Brad W. Martin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2026.

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

December 31, 2025, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ATN International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ATN International, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Communication Services Revenue

As described in Note 2 to the consolidated financial statements, the Company’s communication services include fixed and mobile telecommunication services provided to business and consumer customers, as well as carrier telecommunication services. On a limited basis, the Company also offers contracts that bundle services with equipment used to access those service offerings. Revenue recognized from fixed-term service contracts that bundle services and equipment is allocated based on the standalone selling price of the performance obligations of the contract. Service revenue is recognized when services are provided, based upon either the service period or usage, and equipment revenue is recognized when the equipment is delivered to customers. Less commonly, the Company provides access to communication services under government grant programs. Revenue from government grants is recognized in accordance with the grant terms and conditions which is typically on a straight-line basis over the service period. The Company’s communication services revenue was $706 million for the year ended December 31, 2025.

The principal consideration for our determination that performing procedures relating to communication services revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the communication services revenue recognition process. These procedures also included, among others, for a sample of revenue transactions, (i) testing revenue recognized by obtaining and inspecting source documents, such as contracts, invoices, evidence of transfer of control, and cash receipts, and (ii) recalculating the accuracy of the revenue recognized and, where applicable, recalculating the allocation of the transaction price to performance obligations. These procedures also included testing a sample of customer receivable balances as of December 31, 2025, by obtaining and inspecting source documents, such as invoices, sales contracts, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 16, 2026

We have served as the Company’s auditor since 2002.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

(In Thousands, Except Share Data)

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$102,491	$73,393
Restricted cash	14,663	15,851
Short-term investments	395	300
Accounts receivable, net of allowances for credit losses of $15.5 million and $15.1 million, respectively	80,666	83,719
Government grant receivables	45,144	50,511
Customer receivable	8,783	7,986
Inventory, materials and supplies	14,332	15,191
Prepayments and other current assets	50,202	62,210
Assets held for sale	11,200	—
Total current assets	327,876	309,161

Fixed assets, net	991,767	1,040,193
Telecommunication licenses, net	105,486	113,319
Goodwill	4,835	4,835
Intangible assets, net	7,449	11,990
Operating lease right-of-use assets	98,158	99,427
Customer receivable - long term	35,128	41,030
Other assets	102,555	107,148
Total assets	$1,673,254	$1,727,103
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$15,846	$8,226
Current portion of customer receivable credit facility	8,784	8,031
Accounts payable and accrued liabilities	173,301	178,172
Dividends payable	4,196	3,627
Accrued taxes	7,596	8,234
Current portion of lease liabilities	13,891	16,188
Advance payments and deposits	39,485	44,836
Total current liabilities	263,099	267,314
Deferred income taxes	1,950	4,882
Lease liabilities, excluding current portion	75,277	77,469
Deferred revenue, long-term	46,888	55,116
Other liabilities	65,085	65,235
Customer receivable credit facility, net of current portion	30,834	36,203
Long-term debt, excluding current portion	549,321	549,130
Total liabilities	1,032,454	1,055,349
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	71,820	65,704
Common redeemable noncontrolling interests	15,001	10,599
Total redeemable noncontrolling interests	86,821	76,303
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 18,061,239 and 17,879,110 shares issued, respectively, 15,257,391 and 15,114,216 shares outstanding, respectively	181	179
Treasury stock, at cost; 2,803,848 and 2,764,894 shares, respectively	(103,183)	(102,413)
Additional paid-in capital	220,156	212,759
Retained earnings	312,407	368,191
Accumulated other comprehensive income	14,731	10,777
Total ATN International, Inc. stockholders’ equity	444,292	489,493
Noncontrolling interests	109,687	105,958
Total equity	553,979	595,451
Total liabilities, redeemable noncontrolling interests and equity	$1,673,254	$1,727,103

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31, 2025, 2024 and 2023

(In Thousands, Except Per Share Data)

	December 31,
	2025	2024	2023
REVENUE:
Communication services	$706,239	$707,758	$735,082
Construction	4,825	3,900	10,629
Other	16,911	17,417	16,505
Total revenue	727,975	729,075	762,216
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	313,128	312,256	319,723
Cost of construction revenue	5,264	3,866	10,345
Selling, general and administrative	219,540	228,869	242,697
Stock-based compensation	8,543	8,237	8,535
Transaction-related charges	3,576	4,847	551
Restructuring and reorganization expenses	10,157	3,535	11,228
Depreciation and amortization	132,976	138,335	141,627
Amortization of intangibles from acquisitions	4,908	7,907	12,636
(Gain) loss on disposition of assets, transfers and contingent consideration	1,449	(13,251)	1,699
Goodwill impairment	—	35,269	—
Total operating expenses	699,541	729,870	749,041
Income (loss) from operations	28,434	(795)	13,175
OTHER INCOME (EXPENSE)
Interest income	702	1,186	476
Interest expense	(47,822)	(49,548)	(42,686)
Other income (expense)	(9,067)	(1,809)	1,496
Other expense	(56,187)	(50,171)	(40,714)
LOSS BEFORE INCOME TAXES	(27,753)	(50,966)	(27,539)
Income tax benefit	(4,231)	(19,114)	(8,785)
NET LOSS	(23,522)	(31,852)	(18,754)
Net loss attributable to noncontrolling interests, net of tax (benefit) expense of $(1.9) million, $(3.1) million and $(2.3) million, respectively	8,616	5,423	4,216
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(14,906)	$(26,429)	$(14,538)
NET LOSS PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(1.38)	$(2.10)	$(1.25)
Diluted	$(1.38)	$(2.10)	$(1.25)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,218	15,229	15,595
Diluted	15,218	15,229	15,595
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$1.07	$0.96	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2025, 2024, and 2023

(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(23,522)	$(31,852)	$(18,754)
Other comprehensive income (loss):
Foreign currency translation adjustment net of tax expense of $0	—	—	229
Projected pension and postretirement benefit obligations, net of tax expense of $0.4 million, $(0.1) million and $0, respectively	3,623	1,637	2,035
Reclassification of loss on pension settlement, net of $0, $0 and $(0.2) million of tax, respectively	—	—	195
Reclassification of foreign currency (gains) losses on assets, net of tax expense of $0	—	—	1,348
Unrealized gain (loss) on derivatives, net of tax expense of $(0.1) million, $(0.5) million and $0.6 million, respectively	331	872	(1,749)
Other comprehensive income (loss), net of tax	3,954	2,509	2,058
Comprehensive income loss	(19,568)	(29,343)	(16,696)
Less: Comprehensive loss attributable to noncontrolling interests	8,616	5,423	4,216
Comprehensive loss attributable to ATN International, Inc.	$(10,952)	$(23,920)	$(12,480)

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2025, 2024 and 2023

(In Thousands, Except Share Data)

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2024	$179	$(102,413)	$212,759	$368,191	$10,777	$489,493	$105,958	$595,451
Issuance of 181,489 shares of common stock	2	—	(2)	—	—	—	—	—
Repurchase of 38,314 shares of common stock	—	(770)	—	—	—	(770)	—	(770)
Stock-based compensation	—	—	7,721	—	—	7,721	822	8,543
Dividends declared on common stock ($1.07 per common share)	—	—	—	(16,237)	—	(16,237)	(2,771)	(19,008)
Repurchase of noncontrolling interests	—	—	(322)	—	—	(322)	171	(151)
Accrued dividend - redeemable preferred units	—	—	—	(6,116)	—	(6,116)	—	(6,116)
Deemed dividend - redeemable common units	—	—	—	(18,525)	—	(18,525)	14,123	(4,402)
Comprehensive income:
Net loss	—	—	—	(14,906)	—	(14,906)	(8,616)	(23,522)
Other comprehensive income	—	—	—	—	3,954	3,954	—	3,954
Total comprehensive income (loss)	—	—	—	(14,906)	3,954	(10,952)	(8,616)	(19,568)
Balance, December 31, 2025	$181	$(103,183)	$220,156	$312,407	$14,731	$444,292	$109,687	$553,979

Balance, December 31, 2023	$173	$(90,447)	$205,797	$417,282	$8,268	$541,073	$96,730	$637,803
Issuance of 176,634 common units	6	—	—	—	—	6	—	6
Repurchase of 483,899 shares of common stock	—	(11,966)	—	—	—	(11,966)	—	(11,966)
Stock-based compensation	—	—	7,262	—	—	7,262	975	8,237
Dividends declared on common stock ($0.96 per common share)	—	—	—	(14,602)	—	(14,602)	(3,645)	(18,247)
Repurchase of noncontrolling interests	—	—	(300)	—	—	(300)	(353)	(653)
Accrued dividend - redeemable preferred units	—	—	—	(5,610)	—	(5,610)	—	(5,610)
Deemed dividend - redeemable common units	—	—	—	(2,450)	—	(2,450)	17,674	15,224
Comprehensive income:
Net loss	—	—	—	(26,429)	—	(26,429)	(5,423)	(31,852)
Other comprehensive income	—	—	—	—	2,509	2,509	—	2,509
Total comprehensive income (loss)	—	—	—	(26,429)	2,509	(23,920)	(5,423)	(29,343)
Balance, December 31, 2024	$179	$(102,413)	$212,759	$368,191	$10,777	$489,493	$105,958	$595,451

Balance, December 31, 2022	$173	$(73,825)	$198,449	$449,806	$6,210	$580,813	$96,016	$676,829
Purchase of 460,279 shares of common stock	—	(16,622)	—	—	—	(16,622)	—	(16,622)
Stock-based compensation	—	—	7,857	—	—	7,857	678	8,535
Dividends declared on common stock ($0.87 per common share)	—	—	—	(13,566)	—	(13,566)	(4,039)	(17,605)
Repurchase of noncontrolling interests	—	—	(509)	—	—	(509)	(2,681)	(3,190)
Accrued dividend - redeemable preferred units	—	—	—	(4,942)	—	(4,942)	—	(4,942)
Deemed dividend - redeemable common units	—	—	—	522	—	522	10,972	11,494
Comprehensive income:
Net loss	—	—	—	(14,538)	—	(14,538)	(4,216)	(18,754)
Other comprehensive income	—	—	—	—	2,058	2,058	—	2,058
Total comprehensive income (loss)	—	—	—	(14,538)	2,058	(12,480)	(4,216)	(16,696)
Balance, December 31, 2023	$173	$(90,447)	$205,797	$417,282	$8,268	$541,073	$96,730	$637,803

The accompanying notes are an integral part of these consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025, 2024 and 2023

(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(23,522)	$(31,852)	$(18,754)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	132,976	138,335	141,627
Amortization of intangibles from acquisitions	4,908	7,907	12,636
Provision for doubtful accounts	8,809	5,946	5,012
Amortization of debt issuance costs	2,873	2,681	2,431
(Gain) loss on disposition of assets, transfers and contingent consideration	1,449	(13,251)	1,699
Stock-based compensation	8,543	8,237	8,535
Deferred income taxes	(8,522)	(12,777)	(16,756)
Loss on pension settlement	—	—	369
Loss on extinguishment of debt	—	760	—
Loss (gain) on investments	5,016	(464)	(4,201)
Goodwill impairment	—	35,269	—
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable and government grant receivables	(6,106)	9,075	(19,785)
Customer receivable	5,106	3,909	(416)
Prepaid income taxes	—	23	739
Accrued taxes	2,097	(16,246)	7,062
Materials and supplies, prepayments, and other current assets	14,096	(1,906)	7,666
Accounts payable and accrued liabilities and advance payments and deposits	2,862	1,785	2,430
Other assets	(5,477)	(649)	(10,079)
Other liabilities	(11,173)	(8,866)	(8,583)
Net cash provided by operating activities	133,935	127,916	111,632
Cash flows from investing activities:
Capital expenditures	(90,022)	(110,375)	(163,297)
Government capital programs
Amounts disbursed	(84,624)	(108,476)	(32,871)
Amounts received	74,304	95,758	31,873
(Purchases) and sales of strategic investments	—	790	(1,055)
Spectrum sales and deposits refunded	12,104	—	576
Purchase of intangible assets	—	(573)	—
Acquisition of businesses	—	—	1,314
Purchase of investments - employee benefit plan	(60)	(71)	(2,124)
Proceeds from investments - employee benefit plan	865	588	472
Proceeds from sale of assets	606	18,609	—
Net cash used in investing activities	(86,827)	(103,750)	(165,112)
Cash flows from financing activities:
Dividends paid on common stock	(15,671)	(14,674)	(13,178)
Distributions to noncontrolling interests	(2,771)	(3,645)	(4,039)
Payment of debt issuance costs	(444)	(6,705)	(3,906)
Finance lease payments	(1,487)	(1,930)	(1,375)
Term loan - repayments	(8,424)	(241,115)	(6,959)
Term loan - borrowings	—	300,000	130,000
Revolving credit facility – borrowings	74,000	103,000	159,414
Revolving credit facility – repayments	(60,500)	(117,502)	(185,293)
Proceeds from customer receivable credit facility	3,450	5,740	7,300
Repayment of customer receivable credit facility	(8,182)	(7,674)	(6,712)
Purchases of common stock – stock- based compensation	(770)	(1,932)	(1,473)
Purchases of common stock – share repurchase plan	—	(10,000)	(14,999)
Repurchases of noncontrolling interests	(150)	(652)	(2,861)
Funds payable and amounts due to customers	1,751	—	—
Net cash (used in) provided by financing activities	(19,198)	2,911	55,919
Net change in cash, cash equivalents, and restricted cash	27,910	27,077	2,439
Total cash, cash equivalents, and restricted cash, beginning of period	89,244	62,167	59,728
Total cash, cash equivalents, and restricted cash, end of period	$117,154	$89,244	$62,167
Supplemental cash flow information:
Interest paid	$45,318	$48,053	$39,251
Taxes paid	$3,886	$7,295	$2,898
Dividends declared, not paid	$4,196	$3,627	$3,701
Noncash operating activity:
Assets held for sale	$11,200	$—	—
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses
Amounts accrued for reimbursable capital expenditures from government capital programs	$17,817	$29,924	$31,769
Amounts accrued for non-reimbursable capital expenditures	$9,402	$13,782	$25,521

The accompanying notes are an integral part of these consolidated financial statements.

1. ORGANIZATION AND BUSINESS OPERATIONS

The Company is a leading provider of digital infrastructure and communications services with a strategic focus on rural and remote markets in the United States (“US”), and internationally, including Bermuda and the Caribbean region.

The Company has developed significant operational capabilities and resources that enhance the performance of its local market operations. The Company’s operating subsidiaries benefit from this shared expertise, which allows them to deliver improved service quality and achieve greater economies of scale than would typically be possible in the smaller markets the Company serves. The Company provides centralized management, technical, financial, regulatory, and marketing support to these operating subsidiaries and typically receive a management fee based on a percentage of their revenues. The intercompany fees are eliminated in the Company’s consolidated financial results.

The Company uses the cash generated from its operations to repay debt and increase liquidity, reinvest the Company’s network and service operations, fund capital expenditures, return value to stockholders through dividends or share repurchases, and to pursue strategic transactions. The Company continuously evaluates both domestic and international opportunities that align with its long-term goal of generating sustained excess operating cash flows.

For additional information regarding the Company’s reportable segments and geographic distribution of revenues and assets, please refer to Notes 1 and 13 of the Consolidated Financial Statements included in this Report.

As of December 31, 2025, the Company offered the following services to its customers:

●	Fixed Telecommunications Services (“Fixed Services”). The Company provides fixed data and voice telecommunications services to business and consumer customers, including high-speed broadband and enterprise data solutions. In select markets, fixed services also include video offerings and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services (“Carrier Services”). The Company offers infrastructure services to other telecommunications providers, including the leasing of critical network infrastructure such as towers and transport facilities, wholesale roaming, site maintenance and international long-distance services.

●	Mobile Telecommunications Services (“Mobility Services”). The Company offers mobile communications services over its wireless networks, including voice, messaging and data services along with related equipment, such as handsets, to both business and consumer customers.

●	Managed Services. The Company delivers information technology solutions, including network management, application support and infrastructure services to complement its fixed telecommunications services in its existing markets for the purpose of supporting both enterprise and residential users.

Through December 31, 2025, the Company identified two operating segments to manage and review its operations, as well as to support investor presentations of its results. These operating segments are as follows:

●	International Telecom. In the Company’s international markets, it offers fixed, carrier, mobility and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the US, the Company offers fixed, carrier, and managed services to customers in Alaska and the western US.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reported its revenue and the markets it served during 2025:

	International Telecom		US Telecom
Services	Markets	Tradenames (1)	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications, Brava	United States (rural markets)	Choice, Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic, Brava	United States	Alaska Communications, Commnet, Choice, Choice NTUA Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands, Cayman Islands	One Communications, Essextel, Logic, Brava	United States	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, Brava	United States	Alaska Communications, Choice

(1)	During 2025, the Company completed its planned integration and alignment of management across its international markets, driving efficiencies and advancing the shared mission of these markets. The Company also continued to unify branding across its networks, and the Company now sells fixed and mobility services under the “One Communications” brand in Bermuda, Guyana and the US Virgin Islands. The Company completed a rebranding in Guyana, and GTT is now known as “One Communications.” The Company refers to its business in Guyana as “OneGY” throughout this Report. The Company completed a rebranding in the US Virgin Islands, and Viya is now known as “One Communications.” The Company refers to its business in the US Virgin Islands as “OneVI” throughout this Report.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates relate to the allowance for credit losses on trade receivables, useful lives of the Company’s fixed and finite-lived intangible assets, allocation of purchase price to assets acquired and liabilities assumed in business combinations, fair value of indefinite-lived intangible assets, goodwill and income taxes. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less at date of purchase to be cash equivalents. The Company places its cash and temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2025, the Company had $64.1 million of its cash on deposit with noninsured institutions such as corporate money market issuers and cash held in foreign banks. The Company’s cash and cash equivalents are not subject to any restrictions. As of December 31, 2025 and 2024, the Company held $49.3 million and $18.0 million, respectively, of its cash in Guyana dollars. While there are risks associated with the conversion of Guyana dollars to US dollars due to limited liquidity in the Guyana foreign currency markets, to date it has not prevented the Company from converting Guyana dollars into US dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate plus an applicable fee.

Restricted Cash

The Company classifies cash that is legally restricted as to withdrawal or usage as restricted cash. Restricted cash as of December 31, 2025 and December 31, 2024 primarily relates to cash that is restricted for regulatory purposes.

Short Term Investments

The Company’s short-term investments consist of corporate bonds, which have remaining maturities of more than three months at the date of purchase, and equity securities classified as available for sale, which are stated at fair value. Unrealized gains and losses are recorded in other income. The estimated fair values of investments are based on quoted market prices as of the end of the reporting period.

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

Fixed Assets

The Company’s fixed assets are recorded at cost and depreciated using the straight-line method generally between 2 and 39 years. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized to fixed assets. Repairs and replacements of minor items of property are charged to operating expense as incurred. The cost of fixed assets in service and under construction includes internal and external costs necessary to bring an asset to the condition and location necessary for its intended use. Grants received for the construction of assets are recognized as a reduction of the cost of fixed assets, a subsequent reduction of depreciation expense over the useful lives of those assets within the income statement and as an investing cash flow in the statements of cash flows.

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

The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. In periods subsequent to initial measurement, period-to-period changes in the liability for an asset retirement obligation resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized. The increase in the carrying value of the associated long-lived asset is depreciated over the corresponding estimated economic life. Other liabilities within the consolidated balance sheets include accruals of $12.1 million and $11.7 million as of December 31, 2025 and 2024, respectively, for estimated costs associated with asset retirement obligations.

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

Management’s estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management’s assumptions of future results, growth trends, and industry conditions. If those estimates are not met, the Company could have additional impairment charges in the future, and the amounts may be material.

The Company did not record any fixed asset impairments for the years ended December 31, 2025, 2024 or 2023.

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

The Company’s telecommunications licenses are not amortized and are carried at their historical costs. The Company believes that telecommunications licenses generally have an indefinite life based on the historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the related technology used is not expected to be replaced in the foreseeable future. The Company has elected to perform its annual testing of its telecommunications licenses in the fourth quarter of each fiscal year, or more often if events or circumstances indicate that there may be an impairment. The assessment begins with a qualitative analysis to determine whether it is more likely than not that the license fair value exceeds its carrying value. If the reporting unit passes this analysis, the impairment assessment is complete and no impairment is recorded. If the reporting unit does not pass the analysis, the Company performs additional quantitative analysis to calculate the fair value of the license. If the carrying value of the license exceeds the license fair value, an impairment charge is recorded. As a part of the impairment test the Company assesses the appropriateness of the application of the indefinite-lived assertion. If the value of these assets were impaired by some factor, such as an adverse change in the subsidiary’s operating market, the Company may be required to record an impairment charge.

The Company performed its annual impairment assessment of its goodwill and indefinite-lived intangible assets (telecommunications licenses) for the years ended December 31, 2025 and 2024. See Note 6 for a discussion of the Company’s impairment of its goodwill within its US Telecom segment during the year ended December 31, 2024.

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

Customer relationships and trade names are amortized over their estimated lives ranging from 2-13 years and 6-15 years, respectively, based on the pattern in which economic benefit of the customer relationship is estimated to be realized. Intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Redeemable Noncontrolling Interests

The redeemable noncontrolling interests in the accompanying consolidated balance sheets reflect common and preferred units issued in conjunction with the Company’s acquisition of Alaska Communications and common units issued in conjunction with the Company’s acquisition of Sacred Wind.  Generally, the holders of these instruments have the ability to sell the instrument to a subsidiary of the Company in a future period. The common redeemable noncontrolling interests are recorded at the greater of historical cost or fair value.  Historical cost is calculated as the original investment adjusted for subsequent capital contributions and distributions as well as the applicable share of earnings or losses. The fair value is calculated using a market and income approach with level 3 inputs. If the historical cost is more than the fair value at the end of the reporting period no adjustment is recorded, if the fair value is greater than the historical cost the value of the instrument is adjusted to the fair value with the offsetting amount recorded to retained earnings. The preferred redeemable noncontrolling interests are recorded at cost plus accrued dividends.

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

Changes in Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), by component, were as follows (in thousands):

	Projected
	Pension and
	Postretirement Benefit	Translation
	Obligations	Adjustment	Other	Total
Balance at December 31, 2022	$7,787	$(1,577)	$—	$6,210
Unrecognized actuarial gain, net of tax of $0	2,035	—	—	2,035
Pension settlement, net of tax of $(0.2) million	195	—	—	195
Reclassification of foreign currency losses on investments, net of tax of $0	—	1,348	—	1,348
Foreign currency translation adjustment	—	229	—	229
Interest rate swap, net of tax of $0.6 million	—	—	(1,749)	(1,749)
Balance at December 31, 2023	10,017	—	(1,749)	8,268
Unrecognized actuarial gain, net of tax of $(0.1) million	1,637	—	—	1,637
Interest rate swap, net of tax of $(0.5) million	—	—	872	872
Balance at December 31, 2024	11,654	—	(877)	10,777
Unrecognized actuarial gain, net of tax of $0.4 million	3,623	—	—	3,623
Interest rate swap, net of tax of $(0.1) million	—	—	331	331
Balance at December 31, 2025	$15,277	$—	$(546)	$14,731

Amounts reclassified from accumulated other comprehensive income to net income for pension and other postretirement benefits plans were $0.5 million, $0.2 million, and $0.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. Additionally, $1.3 million was reclassified from accumulated other comprehensive income to net income as a result of the foreign currency translation adjustments losses on assets sold during the year ended December 31, 2023.

Revenue Recognition

The Company earns revenue from its telecommunication operations. The Company recognizes revenue through the following steps:

-	Identification of the contract with a customer;
-	Identification of the performance obligations in the contract;
-	Determination of the transaction price;
-	Allocation of the transaction price to the performance obligations in the contract; and
-	Recognize revenue when, or as, the Company satisfies performance obligations.

Revenue Recognition- Communications Services

Communication services include fixed and mobile telecommunication services provided to business and consumer customers. These services include high-speed broadband, legacy voice, enterprise data solutions, video, mobile communications, and other advanced connectivity services. These services represent a series of distinct services that are considered separate performance obligations. Service revenue is recognized when services are provided, based upon either the service period or usage.

Our contracts are primarily service-only contracts but on a limited basis, primarily in long-term mobile contracts, we offer contracts that bundle services with equipment, such as handsets, used to access those service offerings. Revenue recognized from fixed-term service contracts that bundle services and equipment is allocated based on the standalone selling price of the performance obligations of the contract. Promotional discounts are attributed to each performance obligation of the arrangement, resulting in recognition of service revenue over the contract term. Standalone selling prices are determined by assessing prices paid for service-only contracts and standalone equipment pricing. Equipment revenue is recognized when the equipment is delivered to customers.

We also provide carrier telecommunication services. These services consist of infrastructure services provided to telecommunication carriers, including the leasing of critical network infrastructure such as tower and transport facilities, wholesale roaming, site maintenance, and international long-distance services. For these services, revenue is recognized over time as the service is rendered to the customer.

Less commonly, we provide access to communication services for underserved markets in the US under government grant programs. Revenue from government grants is recognized in accordance with the grant terms and conditions which is typically on a straight-line basis over the service period.

We occasionally include promotional discounts such as free service periods or discounted products. If a contract contains a substantive termination penalty, the transaction price is allocated to the performance obligations based on a standalone selling price resulting in accelerated revenue recognition and the establishment of a contract asset that will be recognized over the life of the contract. If a contract includes a promotional discount but no substantive termination penalty, the discount is recorded in the promotional period, and no contract asset is established. The Company’s customers also have the option to purchase additional telecommunication services. Generally, these options are not performance obligations and are excluded from the transaction price because they do not provide the customers with a material right.

Revenues from transactions between us and our customers are recorded net of revenue-based regulatory fees and taxes. Nonrefundable, upfront service activation and setup fees associated with service arrangements are deferred and recognized over the associated service contract period or customer relationship life, unless they represent a standalone performance obligation. If the fees represent a performance obligation, they are recognized when delivered to the customer based on the standalone selling price.

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

Contract liabilities consist of advance payments and billings in excess of revenue recognized. Retail revenue for postpaid customers is generally billed one month in advance and recognized over the period that the corresponding service is rendered to customers. To the extent the service is not provided by the reporting date, the amount is recognized as a contract liability. Prepaid service, including mobile voice and data services, sold to customers is recorded as deferred revenue prior to the commencement of services. The Company also records deferred revenue associated with prepaid service agreements to provide data capacity to customers. For these service agreements, a contract liability is established and recognized as revenue on a straight-line basis over the life of the agreement. The current portion of contract liabilities is recorded in advanced payments and deposits, and the noncurrent portion is included in deferred revenue, long-term on the Company’s balance sheets.

Contract Acquisition Costs

The Company pays sales commissions to its employees and agents for obtaining customer contracts. These costs are incremental because they would not have been incurred if the contract was not obtained. The Company recognizes an asset for these costs in Other assets on the Company’s consolidated balance sheets and subsequently amortizes the asset on a systematic basis consistent with the pattern of the transfer of the services to the customer. The amortization period, which is between two and six years, considers both the original contract period as well as anticipated contract renewals as appropriate. The amortization period includes contract renewals when renewal commissions are not commensurate with new commissions. The Company estimates contract renewals based on its actual renewals in recent periods. When the expected amortization period is one year or less the Company utilizes the practical expedient and expenses the costs as incurred.

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

The Company assists third parties in the government grant funding application process. Under these arrangements, the Company is identified as a sub-recipient of the grant. The Company evaluates these agreements under lease accounting guidance. Generally, the Company provides construction and network operation services to the grant recipient. During the construction phase the Company records cash receipts and disbursements on its balance sheet and will not record a gain or loss on construction. Upon construction completion, the Company will record a finance lease asset which will include payments made to the lessor and exclude lease incentives.

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

Cost of construction revenue.  Cost of constructions revenue include the expenses associated with constructing and making the FirstNet sites available for delivery to AT&T.

Selling, general and administrative. Selling, general and administrative expenses include salaries and benefits the Company pays to sales personnel, customer service expenses and the costs associated with the development and implementation of the Company’s promotional and marketing campaigns. Selling, general and administrative expenses also include salaries, benefits and related costs for general corporate functions including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources as well as internal costs associated with the Company’s performance of due-diligence and integration related costs associated with acquisition activities.

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

The Company engages in restructuring and reorganization activities from time to time. These activities are primarily reduction in force and consulting costs incurred to increase operational efficiency and improve the Company’s operating margins. The Company’s 2024 reorganization plan began in July 2024 and was completed in December 2024. As of December 31, 2024, the Company recorded $2.3 million of costs under the 2024 reorganization plan and of that amount $0.7 million was accrued for at December 31, 2024. These amounts were paid in 2025.

The Company’s 2025 reorganization plan began in January 2025 and ended on December 31, 2025. As of December 31, 2025, the Company recorded $10.2 million of costs under the 2025 reorganization plan and of that amount $1.8 million was accrued and payable. A summary of the restructuring and reorganization costs is below (in thousands).

	For the Year Ended December 31, 2025
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Employee costs	$3,757	$3,535	$916	$8,208
Consulting costs	—	1,332	439	1,771
Other	48	61	69	178
Total	$3,805	$4,928	$1,424	$10,157

The Company is currently assessing its 2026 reorganization plan and expects to incur $3 million to $4 million in reorganization costs in the first half of 2026.

Depreciation and amortization.  Depreciation and amortization expenses represent the depreciation and amortization charges the Company records on its property and equipment and on certain intangible assets.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions include the amortization of customer relationships and trade names related to the Company’s completed acquisitions.

Goodwill impairment. The Company assesses goodwill for impairment on an annual basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit an impairment charge is recorded equal to the excess, but not more than the total amount of goodwill allocated to the reporting unit. See Note 6 for a discussion of the Company’s impairment of its goodwill within its US Telecom segment in 2024.

(Gain) loss on disposition of assets, transfers and contingent consideration. The Company sells or disposes assets from time to time. A gain or loss is recorded by comparing the carrying amount of the assets to the proceeds received. The Company also records losses on assets held for sale if the expected sale price exceeds the carrying value of the assets. A gain or loss is also recorded on changes in the fair value of asset or liability classified contingent consideration from business combinations in the post-combination period. During the year ended December 31, 2024, the Company recorded a gain on the disposition of assets and transfers of $13.3 million primarily related to the International Telecom segment’s disposal of a non-core fixed asset of real property which resulted in a gain of $15.5 million on the transaction. The Company received cash proceeds of $17.8 million which was offset by the asset’s book value of $0.5 million and $1.8 million of transaction costs. This gain was partially offset by a $2.5 million loss, within the US Telecom segment, primarily related to the transfer of certain assets.

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

The Company monitors government funding for grant requirements to ensure that conditions related to grants have been met and there is reasonable assurance that the Company will be able to retain the grant proceeds and to ensure that any contingencies that may arise from not meeting the conditions are appropriately recognized. See Note 8, Government Support and Spectrum Programs.

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

The Company records uncertain tax positions in accordance with FASB Accounting Standard Codification (“ASC”) 740 , “Income Taxes” (“ASC 740”) on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related authority. It is possible that the ultimate resolution of these uncertain matters may be greater or less than the amount that the Company estimated. If payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be more than the ultimate assessment, a further charge to expense would result.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

The Company does not provide for US income taxes on earnings of foreign subsidiaries as such earnings are considered to be indefinitely reinvested.

Credit Concentrations and Significant Customers

For the years ended December 31, 2025 and 2024, no individual customer accounted for more than 10% of consolidated revenue in that year.

For the years ended December 31, 2025, and 2024, no customers accounted for more than 10% of the Company’s consolidated accounts receivable. As of December 31, 2025 and 2024, the Company recorded $31.9 million and $37.7 million of receivables under the Federal Communication Commission’s (“FCC”) Replace and Remove Program, respectively. In addition, the Company recorded a receivable under other federally funded grant programs of $13.2 million and $12.8 million as of December 31, 2025 and 2024, respectively.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$395	$—	$—	$395
Employee benefit plan investments	2,257	—	—	2,257
Interest rate swap	—	(545)	—	(545)
Alloy redeemable common units (1)	—	—	(15,000)	(15,000)
Alaska Communications redeemable common units (2)	—	—	—	—
Warrants on Alaska Communications redeemable common units	—	—	—	—
Total assets and liabilities measured at fair value	$2,652	$(545)	$(15,000)	$(12,893)
(1)	Represents redeemable common units in Alloy, Inc. (“Alloy”), the parent company of the Company’s operations in the western US, which were recorded at historical cost as of December 31, 2024.
(2)	Represents redeemable common units in Alaska Communications.

	December 31, 2024
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$300	$—	$—	$300
Employee benefit plan investments	2,768	—	—	2,768
Interest rate swap	—	(723)	—	(723)
Warrants on Alaska Communications redeemable common units	—	—	(249)	(249)
Total assets and liabilities measured at fair value	$3,068	$(723)	$(249)	$2,096

Money Market Funds

As of December 31, 2025, this asset class consisted of a money market portfolio that comprises Federal government and US Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Interest Rate swap

The Company holds interest rate swap agreements for certain of its debt instruments. This asset class is classified within Level 2 of the fair value hierarchy because it relies on observable inputs other than Level 1 prices. Refer to Note 7 for additional information.

Other Investments

The Company holds investments in equity securities consisting of noncontrolling investments in privately held companies. Historically, these investments were accounted for using equity method accounting, the measurement alternative for investments without a readily determinable fair value, or fair value. The fair value investments are valued using level 3 inputs and the Company used the income approach to fair value the investments. The inputs consisted of a discount rate and future cash flows calculated based on the investment attributes. During the year ended December 31,

2023, the Company lost the ability to exert significant influence over its India solar investment. As a result, the Company transferred $16.3 million from equity method investments to investments without a readily determinable fair value, and the accounting for the investment changed to the cost method from the equity method of accounting. Before transitioning to the cost method, the Company recorded income of $0.1 million and reclassified $1.3 million from accumulated other comprehensive income into income.

As of December 31, 2025, all of these investments are accounted for using the measurement alternative for investments without a readily determinable fair value. A roll forward of the investments is below:

	Investments Without a Readily Determinable Fair Value	Fair Value Investments	Equity Investments	Total
Balance, December 31, 2022	$22,590	$1,616	$13,963	$38,169
Income recognized	2,431	316	93	2,840
Contributions / (distributions)	425	(735)	630	320
Foreign currency loss	—	—	1,578	1,578
Transfers	16,264	—	(16,264)	—
Balance, December 31, 2023	$41,710	$1,197	$—	$42,907
Sale of Investments	—	(790)	—	(790)
Income recognized	246	195	—	441
Distributions	—	(602)	—	(602)
Balance, December 31, 2024	$41,956	$—	$—	$41,956
Impairments	(5,310)	—	—	(5,310)
Balance, December 31, 2025	$36,646	$—	$—	$36,646

During the year ended December 31, 2025, the Company entered into an agreement to sell its India solar investment. As a result of this transaction, the Company recorded an impairment to the investment of $5.3 million. The impairment loss is recorded in other income in the Company’s consolidated income statement. The remaining book value of $11.2 million is recorded as Assets held for sale in the Company’s December 31, 2025 balance sheet. As of the date of this Report, the Company expects the sale to be complete in the first half of 2026. The remaining investments are included within other assets on the Company’s consolidated balance sheets.

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

The fair value of long-term debt is estimated using Level 2 inputs. At December 31, 2025, the fair value of long-term debt, including the current portion, was $572.3 million and its book value was $565.2 million. At December 31, 2024, the fair value of long-term debt, including the current portion, was $564.4 million and its book value was $557.4 million.

The fair value of the customer receivable credit facility is estimated using Level 2 inputs. At December 31, 2025, the fair value of the customer receivable credit facility, including the current portion, was $39.2 million and its book value was $39.6 million. At December 31, 2024, the fair value of the customer receivable credit facility, including the current portion, was $42.7 million and its book value was $44.2 million.

Net Loss Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Year ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to ATN International, Inc. stockholders- Basic	(14,906)	(26,429)	(14,538)
Less: Preferred dividends	(6,116)	(5,610)	(4,942)
Net loss attributable to ATN International, Inc. common stockholders- Basic and Diluted	$(21,022)	$(32,039)	$(19,480)

Denominator:
Weighted-average shares outstanding- Basic	15,218	15,229	15,595
Weighted-average shares outstanding- Diluted	15,218	15,229	15,595

Redeemable Noncontrolling Interests

Sacred Wind Enterprises

In connection with the Company’s acquisition of Sacred Wind in 2022, the Company issued common redeemable noncontrolling interests to selling shareholders of Sacred Wind. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The common units are carried at the higher of historical cost or fair value. In 2025, the units were carried at fair value of $15.0 million, which was higher than the historical cost of $10.1 million. At December 31, 2024, the units were carried at historical cost of $10.6 million, which was higher than the fair value of $10.1 million.

Alaska Communications

In connection with the Company’s ownership in Alaska Communications, the Company has accounted for equity instruments as redeemable noncontrolling interests in its consolidated financial statements. The redeemable noncontrolling interests consists of redeemable common units and redeemable preferred units. The common units contain a put option allowing the holder to sell the common units to a subsidiary of the Company at the then fair market value. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or

July 2028. The fair value of the common units was zero as of December 31, 2025 and 2024. The redeemable preferred equity carries a 9% preferred dividend which compounds quarterly. The preferred units contain a put option allowing the holder to sell the preferred units to a subsidiary of the Company at the unpaid issuance price plus unpaid dividends. The put option begins at the earlier of a future initial public offering of the Alaska Communications operations or July 2028. The preferred units had a book value of $71.8 million and $65.7 million as of December 31, 2025 and 2024, respectively. The preferred units book value includes an unpaid preferred dividend of $23.5 million and $17.4 million as of December 31, 2025 and 2024, respectively. Lastly, the Company issued warrants in the Alaska Communications operations allowing the holders to purchase an additional 3% of the common units at a fixed price. The value of the warrants was zero and $0.3 million as of December 31, 2025 and 2024, respectively.

For the year ended December 31, 2025 and 2024 the Company allocated losses of $14.1 million and $17.7 million, respectively, to the redeemable common units representing their proportionate share of operating losses. The Company then compared the book value of the common units to the fair value and the fair value exceeded the book value. As a result, the book value was increased by $18.5 million and $2.5 million during the years ended December 31, 2025 and 2024, respectively.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for year ended December 31, 2025 and 2024:

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2024	$65,704	$10,599	$76,303
Accrued preferred dividend	6,116	—	6,116
Allocated net loss	—	(14,123)	(14,123)
Change in fair value	—	18,525	18,525
Balance, December 31, 2025	$71,820	$15,001	$86,821

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2023	$60,094	$25,823	$85,917
Accrued preferred dividend	5,610	—	5,610
Allocated net loss	—	(17,674)	(17,674)
Change in fair value	—	2,450	2,450
Balance, December 31, 2024	$65,704	$10,599	$76,303

Stock-Based Compensation

The Company applies the fair value recognition provision of ASU 2018-07, “Compensation—Stock Compensation (Topic 718)” and is expensing the fair value of all stock-based compensation over the vesting periods of such awards within stock-based compensation in its Income Statement.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Contingent consideration obligations that are elements of the consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Post-combination changes in the fair value of asset or liability classified contingent consideration are recorded in operating income. Acquisition-related costs incurred in connection with a business combination are expensed as incurred.

Recent Accounting Pronouncements

In December 2023, the FASB released ASU No. 2023-09, “Enhancements to Income Tax Disclosures” (“ASU 2023-09”) with the aim of improving the clarity and usefulness of income tax disclosures. The update focuses primarily on enhancing disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 becomes effective for annual reporting periods starting after December 15, 2024, with early adoption permitted. While the changes prescribed by ASU 2023-09 are implemented prospectively, retrospective application is also allowed. The Company adopted ASU 2023-09 on a prospective basis, effective for the 2025 tax year.

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statements Expenses (DISE)” (“ASU 2024-03”), which requires that a public entity provide additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with retrospective application. The standard allows early adoption of these requirements and the Company is currently evaluating the disclosure impacts of adoption.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other – Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 removes references to software development project stages and requires software cost capitalization when two criteria are met (i) management has authorized and committed to funding the project, and (ii) it is probable that the project will be completed and used as intended. ASU 2025-06 will be effective for annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impacts of its adoption.

In July 2025, the FASB issued ASU No. 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets” (ASU 2025-05), which provides a practical expedient for all entities to assume current conditions as of the balance sheet date will remain through the reasonable and supportable forecast period for eligible assets. Entities will be required to adjust the historical data used in the estimation of credit losses to reflect current conditions. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025 and should be applied prospectively. The Company is currently evaluating the impacts of its adoption.

In December 2025, the FASB issued ASU 2025-10 Government Grants (Topic 832) – Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), which provides specific authoritative guidance for recognition, measurement, and presentation of government grants. ASU 2025-10 is effective on a prospective or retrospective basis for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The standard allows for early adoption of these requirements, and the Company is currently evaluating the impacts of its adoption.

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270) – Narrow-Scope Improvements (“ASU 2025-11”), which provides additional guidance on disclosures that should be provided for interim reporting periods. ASU 2025-11 is effective on a prospective or retrospective basis for interim reporting periods within annual reporting periods beginning after December 15, 2027. The standard allows for early adoption of these requirements, and the Company is currently evaluating the impacts of its adoption.

3. REVENUE AND RECEIVABLES

Revenue Accounted for in Accordance with Other Guidance

The Company records revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) from contracts with customers and ASC Topic 842, “Leases” (“ASC 842”) from lease agreements, as well as government grants. Lease revenue recognized under ASC 842 is disclosed in Note 4 and government grant revenue is disclosed in Note 8.

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the periods presented below.

	Year Ended December 31, 2025
	International	US
	Telecom	Telecom	Total
Services transferred over time	$360,108	$280,272	$640,380
Goods and services transferred at a point in time	15,581	11,181	26,762
Total revenue accounted for under ASC 606	$375,689	$291,453	$667,142
Operating lease income	782	7,926	8,708
Government support revenue (1)	5,410	46,715	52,125
Total revenue	$381,881	$346,094	$727,975

	Year Ended December 31, 2024
	International	US
	Telecom	Telecom	Total
Services transferred over time	$356,564	$290,335	$646,899
Goods and services transferred at a point in time	14,944	12,154	27,098
Total revenue accounted for under ASC 606	$371,508	$302,489	$673,997
Operating lease income	381	7,991	8,372
Government support revenue (1)	5,574	41,132	46,706
Total revenue	$377,463	$351,612	$729,075

	Year Ended December 31, 2023
	International	US
	Telecom	Telecom	Total
Services transferred over time	$347,769	$326,966	$674,735
Goods and services transferred at a point in time	17,086	18,059	35,145
Total revenue accounted for under ASC 606	$364,855	$345,025	$709,880
Operating lease income	289	7,488	7,777
Government support revenue (1)	5,589	38,970	44,559
Total revenue	$370,733	$391,483	$762,216

(1)	Revenue recognized from government funded programs. Refer to Note 8.

Contract Assets and Liabilities

Contract assets and liabilities consisted of the following (amounts in thousands):

	December 31, 2025	December 31, 2024	$ Change	% Change
Contract asset – current	$3,748	$3,920	$(172)	(4.4)%
Contract asset – noncurrent	5,887	5,368	519	9.7%
Contract liability – current	(27,758)	(28,932)	1,174	(4.1)%
Contract liability – noncurrent	(48,084)	(55,116)	7,032	(12.8)%
Net contract liability	$(66,207)	$(74,760)	$8,553	(11.4)%

The contract asset-current is included in prepayments and other current assets, the contract asset-noncurrent is included in other assets, the contract liability-current is included in advance payments and deposits, and the contract liability-noncurrent is included in deferred revenue, long-term and other liabilities on the Company’s balance sheet. The decrease in the Company’s net contract liability was due to the recognition of contract liabilities as revenue during the year ended December 31, 2025. During the year ended December 31, 2025, the Company recognized revenue of $28.9 million related to its December 31, 2024 contract liability and amortized $4.0 million of the December 31, 2024 contract asset into revenue. During the year ended December 31, 2024, the Company recognized revenue of $30.5 million related to its December 31, 2023 contract liability and amortized $3.5 million of the December 31, 2023 contract asset into revenue.

Contract Acquisition Costs

The December 31, 2025 balance sheet includes contract acquisition costs of $11.2 million in other assets. The December 31, 2024 balance sheet includes contract acquisition costs of $10.7 million. During the years ended December 31, 2025, 2024 and 2023 the Company amortized $7.0 million, $6.6 million and $5.6 million, respectively, of contract acquisition cost.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear Mobility and Fixed communication services contracts, Managed Services contracts, and the Company’s Carrier Services construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $563 million and $598 million at December 31, 2025 and December 31, 2024, respectively. The Company expects to satisfy approximately 47% of the remaining performance obligations and recognize the transaction price within 24 months and approximately $60 million annually from 2027 through 2032. The Company omits performance obligations with a duration of one year or less and variable consideration under the right to invoice or wholly unsatisfied performance obligation practical expedients from this disclosure.

Disaggregation

The Company's revenue is presented on a disaggregated basis in Note 13 based on an evaluation of disclosures outside the financial statements, information regularly reviewed by the chief operating decision maker for evaluating the financial performance of operating segments and other information that is used for performance evaluation and resource allocations. This includes revenue from Communication Services revenue, Construction revenue and Other revenue. Communication Services is further disaggregated into Mobility, Fixed, Carrier Services, and Other revenue. Construction revenue represents revenue generated within the Company’s US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. Other revenue consists of Managed Services revenue. Each of the revenue streams is presented for the Company’s International Telecom and US Telecom segments. This disaggregation of revenue depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Receivables

The Company had gross receivables of $96.2 million and $98.8 million as of December 31, 2025 and 2024, respectively. The Company also recorded allowances for credit losses of $15.5 million and $15.1 million as of December 31, 2025 and 2024, respectively.

In addition, the Company also recorded a receivable under the FirstNet Agreement totaling $43.9 million, of which $8.8 million was current and $35.1 million was long-term, and had a receivable under that same agreement of $49.0 million as of December 31, 2024, of which $8.0 million was current and $41.0 million was long-term. As of December 31, 2025, the Company had recorded $45.1 million of receivables under certain government support agreements, which included $31.9 million under the Replace and Remove Program and $13.3 million related to the Company’s participation in other government support programs. At December 31, 2024, the Company had recorded $50.5 million of receivables under certain government support agreements, which included $37.7 million under the Replace and Remove Program and $12.8 million related to the Company’s participation in other government support programs.

The Company monitors receivables through the use of historical operating data adjusted for expectation of future performance as appropriate. Activity in the allowance for credit losses is below:

	Year Ended December 31,
	2025	2024

Balance at beginning of period	$15,132	$16,362
Current period provision for expected losses	8,809	5,946
Write-offs charged against the allowance	(9,273)	(7,494)
Recoveries collected	840	318
Balance at end of period	$15,508	$15,132

4. LEASES

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The terms of the leases vary and some include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Operating lease cost:
Operating lease cost	$24,516	$23,157	$23,232
Short-term lease cost	5,846	2,578	2,866
Variable lease cost	7,085	5,585	4,896
Total operating lease cost	$37,447	$31,320	$30,994

Finance lease cost:
Amortization of right-of-use asset	$5,782	$5,618	$2,930
Variable costs	602	741	814
Interest costs	346	390	372
Total finance lease cost	$6,730	$6,749	$4,116

During the year ended December 31, 2025 and 2024, the Company paid $24.5 million and $20.6 million, respectively, related to operating lease liabilities. Also during the years ended December 31, 2025 and 2024, the Company recorded $19.7 million and $19.4 million, respectively, of lease liabilities arising from ROU assets.

At December 31, 2025, finance leases with a net book value of $24.2 million were included in fixed assets, net. During the year ended December 31, 2025, the Company paid $1.8 million for finance lease liabilities, of which $1.5 million was classified as financing and $0.3 million was classified as operating cash outflows. At December 31, 2025, finance leases had a lease liability of $3.8 million, of which $0.7 million was current. At December 31, 2024, finance leases with a net book value of $29.6 million were included in fixed assets, net. During the year ended December 31, 2024, the Company paid $20.8 million for finance lease liabilities, of which $18.5 million was classified as investing, $1.9 million was classified as financing, and $0.4 million was classified as operating cash outflow. At December 31, 2024, finance leases had a lease liability of $4.7 million, of which $1.3 million was current.

The weighted average remaining lease terms and discount rates as of December 31, 2025 and December 31, 2024 are noted in the table below:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term
Operating leases	11.8 years	12.6 years
Financing leases	5.6 years	11.5 years

Weighted-average discount rate
Operating leases	7.8%	6.8%
Financing leases	8.7%	7.4%

Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

	Operating Leases	Financing Leases
2026	18,712	668
2027	17,143	996
2028	13,051	727
2029	9,395	527
2030	7,133	516
Thereafter	72,553	1,548
Total lease payments	137,987	4,982
Less imputed interest	(52,667)	(1,134)
Total	$85,320	$3,848

Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

	Operating Leases	Financing Leases
2025	$20,764	$1,649
2026	15,881	847
2027	12,949	825
2028	9,901	632
2029	7,134	516
Thereafter	79,843	1,630
Total lease payments	146,472	6,099
Less imputed interest	(57,512)	(1,402)
Total	$88,960	$4,697

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its cell sites and buildings. For the years ended December 31, 2025, 2024, and 2023, the Company recorded $8.9 million, $8.4 million, and $7.8 million, respectively, of lease income from agreements pursuant to which the Company is the lessor. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated:

2026	$8,437
2027	7,077
2028	6,364
2029	4,746
2030	2,745
Thereafter	6,621
Total future lease payments	$35,990

5. FIXED ASSETS:

As of December 31, 2025 and 2024, property, plant and equipment consisted of the following (in thousands):

	Useful Life
	(in Years)	2025	2024
Telecommunications equipment and towers	2 -15	$1,514,109	$1,571,145
Office and computer equipment	3 -10	110,132	112,371
Buildings	15-39	101,763	100,533
Transportation vehicles	3 -10	21,151	20,335
Leasehold improvements	Shorter of useful life or lease term	17,369	16,902
Land	—	26,066	25,887
Furniture and fixtures	5 -10	7,469	9,189
Total property, plant and equipment		1,798,059	1,856,362
Construction in progress		349,777	272,559
Total property, plant and equipment		2,147,836	2,128,921
Less: Accumulated depreciation		(1,156,069)	(1,088,728)
Net fixed assets		$991,767	$1,040,193

Depreciation and amortization of fixed assets, using the straight-line method over the assets’ estimated useful life, for the years ended December 31, 2025, 2024 and 2023 was $133.0 million, $138.3 million and $141.6 million, respectively. Included within telecommunication equipment and towers are finance leases with a net book value of $24.2 million and $29.6 million, as of December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025 and 2024, the Company received grant capital expenditure reimbursements of $74.3 million and $95.8 million, respectively, which are reflected in the balance sheet as a reduction to property, plant and equipment.

The Company had $15.9 million and $10.9 million of capitalized implementation costs at December 31, 2025 and 2024, respectively. The Company amortized $1.2 million and $2.1 million of implementation costs during the year ended December 31, 2025 and 2024, respectively.

During 2024, the Company disposed of real estate assets in its International Telecom segment with a book value of $0.5 million. The Company received $17.8 million of sale proceeds recognizing a gain of $15.5 million and selling costs of $1.8 million.

6. GOODWILL AND INTANGIBLE ASSETS

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

For its annual impairment analysis, as of October 1, 2025, the Company performed a qualitative analysis for the goodwill held in its International Telecom segment. The Company’s analysis concluded that no impairment was necessary in 2025.

During the year ended December 31, 2024, the Company completed an impairment assessment for its US Telecom segment after identifying events that indicate that the fair value of a reporting unit may be below its carrying value. These events included the Company’s continued shift away from wholesale roaming and retail operations towards carrier managed services and fixed broadband services, delays in completing significant network upgrade projects, the conclusion of certain government subsidy programs leading to slower consumer growth, and delays in enterprise sales and delivery. The combination of these events led to the reporting unit being unable to meet key financial and operational forecasted targets. As a result of these events, the Company performed a quantitative analysis for the $35.3 million of goodwill held in its US Telecom segment. The analysis, using an income approach, indicated that book value of reporting unit was above the fair value of the reporting unit. As a result, the Company recorded an impairment of $35.3 million during 2024.

The Company also completed a qualitative analysis of the goodwill held in its International Telecom segment and determined that no impairment was necessary in 2024.

The table below discloses goodwill recorded in each of the Company’s segments and accumulated impairment changes (in thousands):

	International	US
	Telecom	Telecom	Consolidated
Balance at December 31, 2024 and December 31, 2025
Goodwill	$25,422	$35,269	$60,691
Accumulated Impairment	(20,587)	(35,269)	(55,856)
Goodwill, net of accumulated impairment	4,835	—	4,835

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

The Company performed a qualitative assessment for all of its reporting units during its annual impairment assessment of its indefinite lived telecommunication licenses in 2025 and 2024. The assessment determined that there were no indications of potential impairment.

The changes in the carrying amount of the Company’s telecommunications licenses, by operating segment, were as follows (in thousands):

	International	US
	Telecom	Telecom	Consolidated
Balance at December 31, 2023	$34,798	$78,521	$113,319
Acquired licenses	—	—	—
Dispositions	—	—	—
Balance at December 31, 2024	$34,798	$78,521	$113,319
Acquired licenses	—	—	—
Dispositions	—	(7,833)	(7,833)
Balance at December 31, 2025	$34,798	$70,688	$105,486

During 2025, the Company sold certain telecommunication licenses in its US Telecom segment with a book value of $7.8 million for $14 million and recognized a gain of $6.2 million on the disposition.

Customer Relationships

The customer relationships are being amortized on an accelerated basis, over the expected period during which their economic benefits are to be realized. The Company recorded $3.4 million, $6.3 million, and $11.1 million of amortization related to customer relationships during the years ended December 31, 2025, 2024, and 2023, respectively.

Future amortization of customer relationships is as follows (in thousands):

International Telecom
2026	$576
2027	576
2028	276
2029	63
2030	—
Total	$1,491

Other Intangible Assets

Other intangible assets includes $6.0 million and $7.1 million of trade names on the Company’s balance sheet as of December 31, 2025 and 2024, respectively. The Company recorded $1.2 million, $1.3 million and $1.3 million of amortization related to trade names during each of the years ended December 31, 2025, 2024, and 2023.

The tradenames have definite lives and future amortization of the trade names is as follows:

	International Telecom	US Telecom
2026	$209	$769
2027	36	718
2028	—	657
2029	—	619
2030	—	569
Thereafter	—	2,381
Total	$245	$5,713

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

Amounts borrowed under the 2023 CoBank Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York plus an applicable margin ranging between 2.00% to 3.75% for the 2023 CoBank Term Loan and 1.75% to 3.50% for the 2023 CoBank Revolving Loan or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.75% for the 2023 CoBank Term Loan and 0.75% to 2.50% for the 2023 CoBank Revolving Loan. Swingline loans bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the one-month SOFR rate (ii) the federal funds effective rate (as defined in the 2023 CoBank Credit Agreement) plus 0.50% per annum; or (iii) the prime rate (as defined in the 2023 CoBank Credit Agreement). The applicable margin is determined based on the ratio (as further defined in the 2023 CoBank Credit Agreement) of the Company’s maximum Total Net Leverage Ratio (as defined in the 2023 CoBank Credit Agreement). Under the terms of the 2023 CoBank Credit Agreement, the Company must also pay a fee ranging from 0.25% to 0.50% on the average daily unused portion of the 2023 CoBank Credit Facility over each calendar quarter.

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

The Company capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility, which are being amortized over the life of the debt and $2.5 million were unamortized as of December 31, 2025.

As of December 31, 2025, the Company had $121.1 million outstanding under the 2023 CoBank Term Loan and $57.6 million under the 2023 CoBank Revolving Loan. As of December 31, 2025, the Company had $112.4 million of availability under the 2023 CoBank Revolving Loan. The Company was in compliance with all financial covenants as of December 31, 2025.

In connection with the proposed Tower Portfolio Transaction, on February 11, 2026, the Company entered into a Consent Agreement (the “Consent”) with CoBank, as Administrative Agent and the Lenders and Voting Participants (constituting Required Lenders (as defined in the 2023 CoBank Credit Agreement)) party thereto, in connection with the 2023 CoBank Credit Agreement. (Refer to Note 14).

In October 2023, the Company entered into a two-year, forward starting one-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, had a fixed SOFR rate of 4.896% and matured on November 13, 2025. The swap agreement had a fair value of $(0.3) million as of December 31, 2024.

Letter of Credit Facility

On November 14, 2022, the Company entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of the Company and its subsidiaries. As of December 31, 2025, $35.3 million of Standby Letters of Credit had been issued under this agreement.

2024 Alaska Credit Facility

On August 29, 2024, Alaska Communications entered into a Credit Agreement (the “2024 Alaska Credit Agreement”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders (the “2024 Alaska Credit Facility”), to provide debt financing in the form of a $300 million, five-year secured term loan facility (the “2024 Alaska Term Facility”) and a $90 million revolving facility (the “2024 Alaska Revolving Facility”). The maturity date for the 2024 Alaska Credit Facility is August 29, 2029.

The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the 2022 Alaska Credit Facility (as defined below) in the amount of approximately $279 million plus accrued and unpaid interest, (b) to pay fees and expenses associated with the completion of this transaction, and (c) for general corporate purposes. As of December 31, 2025, $300.0 million was outstanding under the 2024 Alaska Term Facility.

 Proceeds from the 2024 Alaska Revolving Facility are used, subject to certain limitations, (a) to issue letters of credit to replace or backstop existing letters of credit of Alaska Communications and its direct and indirect subsidiaries, and (b) for working capital purposes, capital expenditures and other general corporate purposes. As of December 31, 2025, $14.5 million was outstanding under the 2024 Alaska Revolving Facility and $0.6 million of letters of credit were issued. As a result, $74.9 million was available under the 2024 Alaska Revolving Facility as of December 31, 2025.

 The 2024 Alaska Credit Facility also provides for incremental term loans (“Incremental Term Loans”) up to an aggregate principal amount of the greater of $91 million and Alaska Communications’ trailing consolidated twelve-month EBITDA (as defined in the 2024 Alaska Credit Agreement), subject to Alaska Communications meeting certain conditions.

In connection with the 2024 Alaska Credit Facility, Alaska Communications incurred $6.9 million of fees and rolled over $2.1 million of fees for the 2022 Alaska Credit Facility to be amortized over the life of the debt. As of December 31, 2025, Alaska Communications had $6.6 million of unamortized fees, which are being amortized over the life of the debt, associated with the 2024 Alaska Credit Facility.

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

Principal payments on the 2024 Alaska Term Facility are due quarterly commencing in the fourth quarter of 2026 in quarterly amounts as follows: from the fourth quarter of 2026 through the third quarter of 2027, $1,875,000; and from the fourth quarter of 2027 through the second quarter of 2029, $3,750,000. The remaining unpaid balance is due on the final maturity date. Payments on any principal amount outstanding under the Incremental Term Loans will be made in installments, on the dates and in the amounts set forth in the applicable amendment for such Incremental Term Loans. Alaska Communications may prepay all revolving loans under the 2024 Alaska Revolving Facility at any time without premium or penalty (other than any customary SOFR breakage costs), subject to certain notice requirements and balance restrictions.

Alaska Communications is required to maintain financial ratios, based on a calculation of EBITDA defined in the 2024 Alaska Credit Agreement, including (a) a maximum Consolidated Net Total Leverage Ratio (as defined in the 2024 Alaska Credit Agreement) of 4.75:1.00, stepping down to 4.50:1.00 beginning with the third quarter of 2027, and stepping down to 4.25:1.00 beginning with the third quarter of 2028; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25:1.00. The 2024 Alaska Credit Agreement contains customary covenants restricting the incurrence or assumption of debt, granting or assuming liens, declaring dividends and making other restricted payments, making investments, dispositions, engaging in transactions with affiliates, changes to the nature of business, modifying organizational documents and material agreements, entering into sale and leaseback transactions, amending or making prepayments on certain subordinated debt, and entering into mergers and acquisitions.

 The 2024 Alaska Credit Facility is secured by substantially all of the personal property and certain material real property owned by Alaska Communications Systems Holdings, the parent company of Alaska Communications (“Holdings”), Alaska Communications, and its wholly owned subsidiaries, excluding, among other things, certain federal and state licenses where a pledge is prohibited by applicable law or is permitted only with the consent of a governmental authority that has not been obtained.

 The 2024 Alaska Credit Agreement contains usual and customary affirmative and negative covenants of the parties for credit facilities of this type or as otherwise deemed appropriate by the administrative agent, subject to customary exceptions and materiality standards.

The Company is not a guarantor under the 2024 Alaska Credit Agreement, and the lenders have no recourse against the Company in the event of an occurrence of an Event of Default (as defined in the 2024 Alaska Credit Agreement).

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

On August 29, 2024, all outstanding amounts under the 2022 Alaska Credit Facility were repaid in full using the proceeds received upon the completion of the 2024 Alaska Credit Facility and the 2022 Alaska Credit Agreement was terminated.

Alaska Term Facility

On June 15, 2022, Holdings entered into a secured lending arrangement with Bristol Bay Industrial, LLC (the “Alaska Term Facility”).

The Alaska Term Facility provided for a secured delayed draw term loan in an aggregate principal amount of up to $7.5 million and the proceeds were used to pay certain invoices from a contractor for work performed in connection with a fiber build. Interest on the Alaska Term Facility accrued at a fixed rate of 4.0% and scheduled quarterly payments of principal commenced on March 31, 2023. The Alaska Term Facility was repaid in full during 2024.

Alaska Interest Rate Swap Agreements

In November 2023, Alaska Communications entered into two forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200 million, with fixed SOFR rates of 4.8695% and 4.8980%. The swap agreements had a fair value of $(0.5) million as of December 31, 2024, and matured on September 30, 2025.

On September 26, 2025, Alaska Communications entered into four forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the four agreements was $200 million, with fixed SOFR rates ranging from 3.4290% to 3.4485% and have a maturity date of September 30, 2027. The swap agreements had a fair value of $(0.5) million as of December 31, 2025.

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

On December 27, 2024, CoBank amended the Receivables Credit Facility and extended the delayed draw period to December 31, 2025. There was no further extensions of the draw period.

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

As of December 31, 2025, Commnet Wireless had $39.9 million outstanding, of which $8.8 million was classified as being current and $31.1 million as long-term on the Company’s balance sheet under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.3 million were unamortized as of December 31, 2025.

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

Beginning in the second quarter of 2027, amounts drawn on the 2025 IDB Term Loan must be repaid in quarterly principal payments in the amounts set forth below, with the outstanding principal balance maturing on the tenth anniversary of the effective date. The 2025 IDB Revolving Loan may be repaid at any time on, or prior to, its maturity of 360 days after the first disbursement date.

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

The 2025 IDB Credit Agreement contains a financial covenant that imposes on OneGY a maximum Net Financial Debt to EBITDA Ratio and a maximum Debt to Equity ratio and a minimum EBITDA to Net Financial Expense Ratio (each as defined in the 2025 IDB Credit Agreement), as well as customary representations, warranties and covenants. The 2025 IDB Credit Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy. As of December 31, 2025, OneGY was in compliance with all financial covenants.

As of December 31, 2025, there were no outstanding borrowings under the 2025 IDB Revolving Facility or the 2025 IDB Term loan.

Sacred Wind Term Debt

The Company’s subsidiary, Sacred Wind, has a term debt facility (the “Sacred Wind Term Debt”) with the US, acting through the Administrator of the Rural Utilities Service (“RUS”), which provides financial assistance in the form of loans under the Rural Electrification Act of 1936 to furnish or improve telecommunications and/or broadband services in rural areas, is secured by substantially all of the assets of Sacred Wind and is an underlying mortgage to the US. These mortgage notes are to be repaid in equal monthly installments covering principal and interest beginning after date of issue and expiring by 2035.

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent of the RUS noteholders. The agreements also contain a financial covenant that Sacred Wind was not in compliance with as of December 31, 2024. Sacred Wind submitted a corrective action plan to comply with the financial covenant by December 31, 2028. The corrective action plan was accepted by the RUS and, as of December 31, 2025, the Company was in compliance with that corrective action plan.

As of December 31, 2025, $21.3 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.6 million was current and $17.7 million was long term.

The mortgage notes carry fixed interest rates ranging from 0.88% to 5.0%.

OneVI Debt

The Company, and certain of its subsidiaries, entered into a loan agreement (“OneVI Debt Agreement”) for a $60.0 million loan (the “OneVI Debt”) with National Cooperative Services Corporation (“NCSC”). The OneVI Debt Agreement contains customary representations, warranties, and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “OneVI Net Leverage Ratio”). This covenant is tested on an annual basis at the end of each fiscal year. Interest is paid quarterly at a fixed rate of 4.0% per annum and principal repayment was not required until maturity on July 1, 2026. Prepayment of amounts under the OneVI Debt Agreement were subject to a fee under certain circumstances. The debt is secured by certain assets of the OneVI subsidiaries and is guaranteed by the Company.

The Company paid a fee of $0.9 million in 2016 to lock the interest rate at 4% per annum over the term of the OneVI Debt Agreement. The fee was recorded as a reduction to the OneVI Debt carrying amount and is being amortized over the life of the loan. As of December 31, 2025, the unamortized fee was $0.1 million.

As of December 31, 2025, $60.0 million of the OneVI Debt remained outstanding. Of that amount, $2.3 million was current and $57.7 million was long term.

On May 5, 2022, the OneVI Net Leverage Ratio was amended to 7.0 to 1.0 through the maturity date of July 1, 2026. The OneVI Net Leverage Ratio is tested annually, and the Company was in compliance with the OneVI Net Leverage Ratio as of December 31, 2025.

On November 5, 2025, the Company and certain of its subsidiaries (the “OneVI Borrowers”) amended the OneVI Debt Agreement (the “OneVI Debt Amendment”) to extend the maturity date of the OneVI Debt from July 1, 2026 to July 1, 2035 (the “Extended Maturity Date”). The OneVI Debt Amendment further provides that the OneVI Debt will continue to accrue interest at the current fixed 4.0% rate through June 30, 2026 and, beginning on July 1, 2026, NCSC will offer, at the OneVI Borrowers’ option, a forward fixed rate or variable rate of interest for the remainder of the term of the OneVI Debt through the Extended Maturity Date. If the OneVI Borrowers elect the variable rate, the variable rate will be NCSC’s standard variable rate of interest for long-term loans and subject to change monthly, and the OneVI Borrowers will have the option to convert all or a portion of principal outstanding as of the date specified in the Conversion Notice (as defined in the OneVI Debt Agreement), to NCSC’s standard fixed interest rates for long-term loans at any time thereafter without a fee.

Additionally, the OneVI Debt Amendment provides that the OneVI Debt will continue to require interest-only payments at the current rate through June 30, 2026; beginning on July 1, 2026, the OneVI Debt will be subject to a quarterly repayment schedule.

Payment Dates	Annual Principal Repayment
Years 1-3	8%
Years 4-6	10%
Years 7-8	15%
Year 9	18%

The OneVI Debt Amendment includes financial covenants by the OneVI Borrowers that impose a maximum ratio of indebtedness to annual operating cash flow of 5.00 as of December 31, 2026, 4.75 as of December 31, 2027, and 4.50 times as of December 31, 2028 and each year thereafter. Additionally, the OneVI Borrowers are to maintain a minimum fixed charge cover ratio of 1.25 to begin December 31, 2026, tested annually thereafter through the Extended Maturity Date. The interest rate will be reset on the original loan maturity date of July 1, 2026.

Debt Maturity

The table below summarizes the annual maturities of the Company’s debt instruments (amounts in thousands):

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom (1)	Other	Debt	Credit Facility
Year ending December 31, 2026	$5,471	$2,250	$8,125	$15,846	$8,784
Year ending December 31, 2027	13,096	4,500	9,750	27,346	9,208
Year ending December 31, 2028	18,858	4,500	67,370	90,728	9,657
Year ending December 31, 2029	292,249	5,250	93,438	390,937	6,274
Year ending December 31, 2030	3,172	6,000	—	9,172	2,989
Thereafter	2,985	37,500	—	40,485	2,958
Total	335,831	60,000	178,683	574,514	39,870
Debt Discounts	(6,797)	(48)	(2,502)	(9,347)	(252)
Book Value as of December 31, 2025	$329,034	$59,952	$176,181	$565,167	$39,618

8. GOVERNMENT SUPPORT AND SPECTRUM PROGRAMS

Universal Service Fund and Other Domestic Funding Programs

The Company recognizes revenue from several government funded programs including but not limited to, as follows:

●	The Company receives federal USF support under the Alaska Connect Fund (“ACF”). Beginning January 1, 2025, the Company expects to receive $25.6 million per year until December 31, 2028. Beginning in 2029 and continuing through 2034, the amount of ACF support will be determined by FCC staff taking into consideration broadband deployment funded through the Broadband Equity Access and Deployment Program. The ACF replaced the $19.7 million per year that the Company had received in Connect America Fund II (“CAF II”) support in Alaska;
●	As part of the Enhanced Alternative Connect America Model (“E-ACAM”) funding available to the Company’s operations in the western US, the Company expects to receive $144.9 million over the next thirteen years, through 2038, with approximately $9 million annually through 2029 before gradually increasing to $13 million annually in 2038. This funding is subject to a requirement to deploy voice and broadband service at speeds of 100/20 Mbps to all required locations by the end of the calendar 2038;
●	The Company receives $8.0 million per year in CAF II support in the rural southwest US until July 2028;
●	The Company received $5.5 million annually in the US Virgin Islands through December 31, 2025. In September 2025, we requested that the FCC extend such support for at least one additional year. As of the date of this Report, the FCC had not yet acted on this request and, as a result, the Company is currently not receiving this support. If the FCC grants our request, it may or may not extend our support on a retroactive basis from December 31, 2025;
●	The Company was awarded $2.3 million annually in the western US through December 31, 2031, as part of the Rural Digital Opportunity Fund Phase I (“RDOF”) auction. In exchange for this support, the Company committed to deploy voice and broadband service to areas covered by the Company’s remaining winning bids within six years and to provide service in those areas for ten years. As of December 31, 2025, the Company transferred $1.3 million of the annual awards to other providers and returned $0.7 million of the annual awards to the FCC. The returned awards caused the Company to be subject to certain penalties and record losses of $2.1 million and $2.5 million in conjunction with transferring the awards during the years ended December 31, 2025 and 2024, respectively; and
●	The Company receives state USF support in Alaska, which for the fiscal year ended December 31, 2025 was approximately $2.5 million.

As of December 31, 2025, the Company was in compliance in all material respects with its requirements associated with such funding.

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

The Company recorded the amounts below as communication services revenue for the reported periods:

	Year ended
	December 31, 2025

	US Telecom	International Telecom	Total

High cost support	$13,592	$5,411	$19,003
CAF II (including ACF)	32,829	—	32,829
RDOF	294	—	294
RHC	18,953	—	18,953
Other	5,962	15	5,977
Total	$71,630	$5,426	$77,056

	Year ended
	December 31, 2024

	US Telecom	International Telecom	Total

High cost support	$13,848	$5,574	$19,422
CAF II (including ACF)	26,984	—	26,984
RDOF	300	—	300
ECF	6,883	—	6,883
RHC	15,927	—	15,927
Other	11,967	477	12,444
Total	$75,909	$6,051	$81,960

	Year ended
	December 31, 2023

	US Telecom	International Telecom	Total

High cost support	$9,260	$5,571	$14,831
CAF II (including ACF)	27,260	—	27,260
RDOF	2,432	—	2,432
ECF	26,346	—	26,346
RHC	11,995	—	11,995
Other	23,478	1,250	24,728
Total	$100,771	$6,821	$107,592

Construction Grants

The Company has also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse the Company for its construction costs, is generally distributed upon completion of a project. Once these projects are constructed, the Company is obligated to provide service to the participants. The Company expects to meet all requirements associated with these grants.  During 2025, the Company was notified that the National Telecommunications and Information Administration (“NTIA”) rescinded Broadband Equity Access and Deployment Program (“BEAD”) grants initially awarded in December 2024.  The Company previously recorded $51 million of grants under this program, which are presented below in Transferred and rescinded grants.  The Company is currently reviewing funding available under the BEAD grant program. A roll forward of the Company’s grant awards is below (in thousands).

Amount
Grants awarded, December 31, 2024	$150,189
New grants	16,097
Construction complete	(14,973)
Transferred and rescinded grants	(52,487)
Grants awarded, December 31, 2025	$98,826

In addition, the Company partners with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”).  These programs are administered by US government agencies to deploy broadband connectivity in certain underserved areas.  The Company was identified as a sub recipient of grants under these programs totaling $239.0 million as of December 31, 2025. Under these grants the Company expects to enter into agreements to construct and operate the networks for the grant recipient.  Once construction is complete the Company will hold a long-term lease to operate the network.  The operating agreement will require the Company to meet certain minimum service requirements. Through December 31, 2025, the Company had received $35.3 million of funding under these programs and spent $37.3 million on construction obligations.  These amounts are recorded as operating cash flows in the Company’s statement of cash flows.

Replace and Remove Program

In July 2022, the Company was approved to participate in the Federal Communication Commission’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of communications equipment and services in their networks that has been deemed to pose a national security risk. Pursuant to the Replace and Remove Program, the Company’s eligible subsidiaries were initially allocated up to approximately $207 million to replace, remove and securely destroy such communications equipment and services in the Company’s networks in the western US and in the US Virgin Islands, however, in December 2024 this program was fully funded for an increased allocation to the Company of approximately $517 million. The Replace and Remove Program requires each of the Company’s participating subsidiaries to complete the project no later than a specified deadline which was extended to May 8, 2026. In March 2026, we requested a further extension through early November 2026, and the FCC has not yet acted on that request.

A summary of the amounts spent and reimbursed under the Replace and Remove Program is below (in thousands):

	Capital	Operating	Total

Total spend, December 31, 2024	$140,949	$27,446	$168,395
Amounts spent	53,948	11,353	65,301
Total spend, December 31, 2025	$194,897	$38,799	$233,696

Total reimbursements, December 31, 2024	$(103,540)	$(27,181)	$(130,721)
Reimbursements received	(59,582)	(11,501)	(71,083)
Total reimbursements, December 31, 2025	$(163,122)	$(38,682)	$(201,804)

Amount pending reimbursement	$31,775	$117	$31,892

	Capital	Operating	Total

Total spend, December 31, 2023	$49,262	$15,126	$64,388
Amounts spent	91,687	12,320	104,007
Total spend, December 31, 2024	$140,949	$27,446	$168,395

Total reimbursements, December 31, 2023	$(12,773)	$(4,354)	$(17,127)
Reimbursements received	(90,767)	(22,827)	(113,594)
Total reimbursements, December 31, 2024	$(103,540)	$(27,181)	$(130,721)

Amount pending reimbursement	$37,409	$265	$37,674

9. EQUITY

Common Stock

The Company has paid quarterly dividends on its Common Stock since the fourth quarter of 1998.

Treasury Stock

On December 14, 2023, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of its Common Stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”). The 2023 Repurchase Plan replaced the prior repurchase plan that the Company’s Board of Directors authorized on September 19, 2016 and provided for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Plan”). The Company did not repurchase any of its common stock under the 2023 Repurchase Plan during the year ended December 31, 2025 and repurchased $10.0 million under the 2023 Repurchase Plan during the year ended December 31, 2024. As of December 31, 2025, the Company had $15.0 million available to repurchase shares of its common stock under the 2023 Repurchase Plan.

During the years ended December 31, 2025, 2024 and 2023, the Company repurchased the following shares under the 2023 Repurchase Plan and the 2016 Repurchase Plan:

	Shares	Aggregate Cost	Average
Year ended December 31,	Repurchased	(in thousands)	Repurchase Price
2025	—	$—	$—
2024	423,511	$10,000	$23.61
2023	423,328	$14,999	$35.43

During the years ended December 31, 2025, 2024 and 2023, the Company repurchased the following shares from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock awards:

	Shares	Aggregate Cost	Average
Year ended December 31,	Repurchased	(in thousands)	Repurchase Price
2025	38,314	$770	$20.10
2024	60,388	$1,851	$30.65
2023	36,951	$1,473	$39.86

Stock-Based Compensation

On June 6, 2023 (the “Effective Date”), the Company’s stockholders approved the ATN International, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”), pursuant to which 1,432,070 shares of the Company’s common stock have been reserved for the grant of restricted stock units, performance stock units and stock options and awards of shares not subject to restrictions or forfeiture. The 2023 Equity Incentive Plan replaced the previously approved ATN International, Inc. 2008 Equity Incentive Plan (the “2008 Equity Incentive Plan”), and as of the Effective Date, no grants were or will be made under the 2008 Equity Incentive Plan. Outstanding grants under the 2008 Equity Incentive Plan continued in effect according to their terms. As of December 31, 2025, the Company had 797,295 shares available for grants under the 2023 Equity Incentive Plan.

Restricted Stock

Restricted stock, granted under the 2008 Equity Incentive Plan and 2023 Equity Incentive Plan, vests over four years.

The following table summarizes restricted stock activity during the years ended December 31, 2025 and 2024:

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2025	286,800	$34.50
Granted	364,719	18.41
Forfeited	(18,498)	25.85
Vested and issued	(144,835)	30.35
Unvested as of December 31, 2025	488,186	$24.04

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2024	284,284	$40.37
Granted	193,922	28.81
Forfeited	(51,752)	38.04
Vested and issued	(139,654)	37.25
Unvested as of December 31, 2024	286,800	$34.50

In connection with the grant of restricted stock, the Company recognized $4.8 million, $4.6 million and $5.4 million of compensation expense within its income statements for the years ended December 31, 2025, 2024, and 2023, respectively. The Company also recognized $0.8 million, $1.0 million and $0.7 million of compensation expense within its income statement for the years ended December 31, 2025, 2024, and 2023, respectively, for common stock of the Company’s subsidiaries granted to the management team of those subsidiaries.

As of December 31, 2025, unvested shares of restricted stock represented $8.2 million in unamortized stock-based compensation, which will be recognized over a weighted average period of 2.6 years.

Performance-Based Stock

Performance-based stock, granted under the 2008 Equity Incentive Plan and 2023 Equity Incentive Plan, vests on the third anniversary of the grant date.

The following table summarizes performance stock activity during the years ended December 31, 2025 and 2024:

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2025	190,134	$41.61
Granted	145,820	24.31
Forfeited	(20,887)	47.03
Vested and issued	(35,563)	47.03
Unvested as of December 31, 2025	279,504	$31.49

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2024	158,550	$49.77
Granted	74,584	34.73
Forfeited	(6,020)	59.77
Vested and issued	(36,980)	59.77
Unvested as of December 31, 2024	190,134	$41.61

In connection with the grant of performance-based stock, the Company recognized $2.9 million, $2.6 million and $2.5 million of compensation expense, during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, unvested shares of performance-based stock represented $3.8 million in unamortized stock based compensation, which will be recognized ratably over the next 1.8 years.

Stock Options

The Company has not granted any options since 2017. The Company did not recognize any compensation expense related to granted stock options during the three years ended December 31, 2025.

10. INCOME TAXES

The components of income before income taxes for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023
Domestic	$(63,698)	$(101,092)	$(57,289)
Foreign	35,945	50,126	29,750
Total	$(27,753)	$(50,966)	$(27,539)

The Company has elected to prospectively adopt the guidance in ASU 2023-09. The following is a reconciliation from the tax computed at statutory income tax rates to the Company’s income tax expense for the year beginning January 1, 2025 (in thousands) in accordance with the guidance pursuant to ASU 2023-09:

	Year Ended December 31, 2025
	Amount	Percent
US Federal Statutory Tax Rate	$(5,828)	21.0%
State and Local Income Tax, Net of Federal (National) Income Tax Effect (1)	244	(0.9)%
Foreign tax effects	—
Bermuda	—
Statutory income tax rate differential	(9,530)	34.3%
British Virgin Islands	—
Statutory income tax rate differential	(1,488)	5.4%
Cayman	—
Statutory income tax rate differential	497	(1.8)%
Guyana	—
Statutory income tax rate differential	(950)	3.4%
Nontaxable or nondeductible items	600	(2.2)%
Other	(89)	0.3%
Singapore	—
Statutory income tax rate differential	1,123	(4.0)%
US Virgin Islands	—
Changes in valuation allowance	1,356	(4.9)%
Other	(120)	0.4%
Other foreign jurisdictions	23	(0.1)%
Effect of changes in tax laws or rates enacted in the current period	—	0.0%
Effect of cross-border tax laws
Global Intangible Low-Taxed Income (GILTI)	775	(2.8)%
Tax credits	—	0.0%
Changes in Valuation Allowance	6,217	(22.4)%
Nontaxable or nondeductible Items	—
Stock based compensation	781	(2.8)%
Mark to market	366	(1.3)%
Other	343	(1.2)%
Other adjustments	—
Withholding tax	485	(1.7)%
Worldwide changes in unrecognized tax benefits	964	(3.5)%
Total	(4,231)	15.2%
(1)	State and local taxes in Alaska contributes to the majority (greater than 50%) of the tax effect in this category.

The following is a reconciliation from the tax computed at statutory income tax rates to the Company’s income tax expense for the years ended December 31, 2024 and 2023 (in thousands) in accordance with the guidance prior to the adoption of ASU 2023-09:

	2024	2023
Tax computed at statutory US federal income tax rates	$(10,703)	$(5,783)
Noncontrolling interest	124	(62)
Foreign tax rate differential	(12,321)	(8,853)
Over (under) provided in prior periods	328	(179)
Nondeductible expenses	1,716	1,806
Global intangible low-taxed income	3,363	-
Capitalized transactions costs	—	56
Change in tax reserves	(7,100)	2,783
State Taxes, net of federal benefit	(3,819)	(1,776)
Change in valuation allowance	6,715	2,467
Investment tax credit	880	84
Stock-based compensation	911	812
Deferred income tax revaluation	792	(140)
Total income tax benefit	$(19,114)	$(8,785)

The components of cash taxes paid for the year ended December 31,2025 are as follows (in thousands):

2025
United States
United States - Federal	$566
United States - State	125
Total United States	$691
Guyana	3,195
Total cash taxes paid	$3,886

The components of income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

\
	2025	2024	2023
Current:
United States—Federal	$(160)	$(8,730)	$921
United States—State	(25)	(26)	404
Foreign	4,476	2,419	6,646
Total current income tax expense	$4,291	$(6,337)	$7,971
Deferred:
United States—Federal	$(4,661)	$(8,228)	$(7,786)
United States—State	240	(3,032)	(2,781)
Foreign	(4,101)	(1,517)	(6,189)
Total deferred income tax expense (benefit)	$(8,522)	$(12,777)	$(16,756)
Consolidated:
United States—Federal	$(4,822)	$(16,958)	$(6,865)
United States—State	215	(3,058)	(2,377)
Foreign	375	902	457
Total income tax expense (benefit)	$(4,231)	$(19,114)	$(8,785)

The significant components of deferred tax assets and liabilities are as follows as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Deferred tax assets:
Accounts receivable and inventory allowances	$2,726	$2,548
Basis in investments	3,812	3,925
Accrued expenses	6,662	7,565
Deferred revenue	18,538	20,774
Employee benefits	3,019	2,304
Other, net	32,851	28,191
Net operating losses	88,865	85,926
Tax credits	7,768	4,918
Operating lease liability	23,881	23,608
Total deferred tax asset	188,122	179,759

Deferred tax liabilities:
Acquired intangible assets, property and equipment	84,442	94,533
Right-of-use asset	28,466	27,087
Prepaid expense	119	353
Total deferred tax liabilities	113,027	121,973

Valuation allowance	(60,033)	(49,774)

Net deferred tax asset	$15,062	$8,012

Deferred tax assets and liabilities are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	2025	2024
Deferred tax assets:
Long term	$17,012	$12,894
Total deferred tax asset	$17,012	$12,894
Deferred tax liabilities:
Long term	$(1,950)	$(4,882)
Total deferred tax liabilities	$(1,950)	$(4,882)
Net deferred tax asset (liabilities)	$15,062	$8,012

The Company’s effective tax rate for the years ended December 31, 2025 and 2024 was 15.2% and 37.5%, respectively.

The effective tax rate for the year ended December 31, 2025 was primarily impacted by the following items: (i) a $10.5 million benefit associated with the mix of income generated among the foreign jurisdictions in which the Company operates, (ii) a $8.0 million net expense related to valuation allowances placed on certain deferred tax assets, (iii) a $2.8 million expense associated with US and foreign nondeductible expenses, and (iv) a $1 million net expense associated with the change in unrecognized tax positions.

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

As of December 31, 2025, the Company estimated that it had gross federal, state and foreign net operating loss (“NOL”) carryforwards of $152.0 million, $129.4 million and $203.4 million respectively. Of these, $151.7 million will expire between 2028 and 2044 and $333.1 million may be carried forward indefinitely.

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. A significant piece of negative evidence evaluated is cumulative losses incurred in certain reporting jurisdictions over the three-year period ended December 31, 2025. Other negative evidence examined includes, but is not limited to, losses expected in early future years, a history of tax benefits expiring unused, uncertainties whose unfavorable resolution would adversely affect future results, and brief carryback, carry forward periods. On the basis of this evaluation, the Company believed it was more likely than not that the benefit from some of these federal, state, and foreign deferred taxes would not be realized.

In recognition of this risk, at December 31, 2025, the Company has provided a valuation allowance against certain domestic and foreign deferred tax assets of $60.0 million. The valuation allowance primarily relates to net operating losses, with the remaining amount applicable to other net deferred tax assets which the Company does not expect to be able to realize.

As of December 31, 2025, the Company had an estimated $238.7 million of undistributed earnings attributable to foreign subsidiaries for which no provision for state income taxes or foreign withholding taxes have been made because it is expected that such earnings will be reinvested outside the US indefinitely unless repatriation can be done substantially tax-free. The Company will generally be free of additional US federal tax consequences on distributed foreign subsidiary earnings due to a dividends received deduction implemented as part of the Tax Act for earnings distributed after January 1, 2018. Additionally, due to the one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings, the majority of previously unremitted earnings have already been subjected to

US federal income tax. The Company continues to assert indefinite reinvestment on outside basis differences in the Company’s non-US subsidiaries. Additionally, any determination of the amount of the unrecognized deferred tax liability on outside basis differences is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios and the variation due to multiple potential assumptions relating to the timing of any future repatriation.

The Company had unrecognized tax benefits (including interest and penalty) of $43.8 million as of December 31, 2025, $42.8 million as of December 31, 2024 and $49.9 million as of December 31, 2023. The net increase of the reserve during the year ended December 31, 2025 was attributable to an increase in tax positions for prior periods of $2.7 million, an increase in tax positions for the current period of $3.2 million, offset by a lapse in statute of prior year positions of $4.9 million.

The following shows the activity related to unrecognized tax benefits (not including interest and penalty) during the three years ended December 31, 2025 (in thousands):

Gross unrecognized uncertain tax benefits at December 31, 2022	$39,919
Increase in unrecognized tax benefits taken during a prior period	—
Increase in unrecognized tax benefits taken during the current period	2,598
Increase in unrecognized tax benefits acquired as part of a business combination	—
Lapse in statute of limitations	(2,449)
Settlements	—
Gross unrecognized uncertain tax benefits at December 31, 2023	$40,068
Increase in unrecognized tax benefits taken during a prior period	1,505
Increase in unrecognized tax benefits taken during the current period	3,020
Increase in unrecognized tax benefits acquired as part of a business combination	—
Lapse in statute of limitations	(9,557)
Settlements	—
Gross unrecognized uncertain tax benefits at December 31, 2024	$35,036
Increase in unrecognized tax benefits taken during a prior period	—
Increase in unrecognized tax benefits taken during the current period	3,189
Increase in unrecognized tax benefits acquired as part of a business combination	—
Lapse in statute of limitations	(2,967)
Settlements	—
Gross unrecognized uncertain tax benefits at December 31, 2025	$35,258

The Company’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties were $8.5 million as of December 31, 2025, $7.8 million as of December 31, 2024, and $9.8 million as of December 31, 2023.

The majority of unrecognized uncertain tax benefits (including interest and penalty) would impact the effective tax rate if recognized.

The Company and its subsidiaries file income tax returns in the US and in various, state and local and foreign jurisdictions. The statute of limitations related to the consolidated US federal income tax return is closed for all tax years up to and including 2021. The expiration of the statute of limitations related to the various state and foreign income tax returns that the Company and subsidiaries file varies by jurisdiction.

11. RETIREMENT PLANS

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

The weighted-average rates assumed in the actuarial calculations for the pension and other postretirement benefit plans are as follows as of December 31, 2024, 2023 and 2022:
	2025	2024	2023
Discount Rate – Pension Benefit Obligation	5.5%	5.7%	4.3%
Discount Rate – Pension Benefit Cost	5.7%	5.2%	5.4%
Discount Rate – Postretirement Benefit Obligation	5.4%	5.6%	5.2%
Discount Rate – Postretirement Benefit Cost	5.6%	5.2%	5.2%
Expected long-term return on plan assets	4.7%	5.3%	5.3%

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

The annual salary increase assumption is not applicable as the plan participants no longer accrue additional service.

The discount rate was determined based on a review of market data including yields on high quality corporate bonds with maturities approximating the remaining life of the project benefit obligations.

The other postretirement benefit plans healthcare cost trend assumptions is based on health care trend rates. The 2025 assumed medical health care cost trend rate is 9% trending to an ultimate rate of 4% in 2074. The 2025 assumed dental care cost trend rate is 0% trending to an ultimate rate of 4% in 2074.

Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows for 2025 and 2024 (in thousands):

	2025		2024

	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Projected benefit obligations:
Balance at beginning of year:	$60,366	$3,531	$64,149	$3,625
Service cost	67	62	80	76
Interest cost	3,210	195	3,190	195
Benefits and settlements paid	(4,775)	(467)	(4,896)	(426)
Actuarial (gain) loss	315	316	(2,157)	61
Balance at end of year	$59,183	$3,637	$60,366	$3,531
Plan net assets:
Balance at beginning of year:	$69,869	$—	$71,504	$—
Actual return on plan assets	7,271	—	2,870	—
Company contributions	381	467	391	426
Benefits and settlements paid	(4,775)	(467)	(4,896)	(426)
Balance at end of year	$72,746	$—	$69,869	$—
Over/ (Under) funded status of plan	$13,563	$(3,637)	$9,503	$(3,531)

The Company reports an asset or liability on its balance sheet equal to the funded status of its pension and other postretirement benefit plans. Plans in an overfunded status are aggregated and recorded as a net pension benefit asset in other assets. Plans in an underfunded status are aggregated and recorded as a net postretirement benefit liability in accrued liabilities and other liabilities. The funded status of the Company’s pension and other retirement benefit plans is below (in thousands):

	2025

	USVI Pension Benefit	Alaska Pension Benefit	USVI Postretirement Benefits	Alaska Postretirement Benefits

Projected benefit obligation	$49,088	$10,095	$3,369	$268
Plan Net Assets	62,655	10,091	—	—
Over/ (Under) funded status of plan	$13,567	$(4)	$(3,369)	$(268)

	2024

	USVI Pension Benefit	Alaska Pension Benefit	USVI Postretirement Benefits	Alaska Postretirement Benefits

Projected benefit obligation	$49,889	$10,477	$3,262	$269
Plan Net Assets	60,250	9,619	—	—
Over/ (Under) funded status of plan	$10,361	$(858)	$(3,262)	$(269)

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

The fair values for the pension plan’s net assets, by asset category, at December 31, 2025 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2
Cash, cash equivalents, money markets and other	$1,704	$1,704	$—
Common stock	12,773	12,773	—
Mutual funds - fixed income	25,098	25,098	—
Mutual funds - equities	2,132	2,132	—
Fixed income securities	23,046	—	23,046
Exchange traded funds - fixed income	3,218	3,218
Exchange traded funds - equities	4,775	4,775	—
Total	$72,746	$49,700	$23,046

The fair values for the pension plan’s net assets, by asset category, at December 31, 2024 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2
Cash, cash equivalents, money markets and other	$1,922	$1,922	$—
Common stock	12,445	12,445	—
Mutual funds - fixed income	10,904	10,904	—
Mutual funds - equities	8,245	8,245	—
Fixed income securities	31,421	—	31,421
Exchange traded funds - equities	4,932	4,932	—
Total	$69,869	$38,448	$31,421

The plan’s weighted-average asset allocations at December 31, 2025 and 2024, by asset category are as follows:

	2025	2024
Cash, cash equivalents, money markets and other	2%	3%
Common stock	18	18
Mutual funds - fixed income	35	16
Mutual funds - equities	3	12
Fixed income securities	32	45
Exchange traded funds - fixed income	4	—
Exchange traded funds - equities	6	6
Total	100%	100%

Amounts recognized on the Company’s consolidated balance sheets consist of (in thousands):

	As of December 31,
	2025		2024
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits

Accrued and current liabilities	$—	$343	$—	$344
Other Liabilities	3	3,297	858	3,189
Other Assets	13,567	—	10,363	—
Accumulated other comprehensive income, net of tax	14,326	943	10,348	1,300

Amounts recognized in accumulated other comprehensive income consist of (in thousands):

	As of December 31,
	2025		2024
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits

Unrecognized net actuarial gain	$14,326	$943	$10,729	$1,438
Accumulated other comprehensive income, pre-tax	14,326	943	10,729	1,438
Accumulated other comprehensive income, net of tax	14,326	943	10,348	1,300

Components of the plan’s net periodic pension cost are as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025		2024		2023
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$67	$62	$80	$76	$90	$65
Non-operating expense
Interest cost	3,210	195	3,190	195	3,323	182
Expected return on plan assets	(2,904)	—	(2,982)	—	(2,936)	—
Amortization of actuarial (gain) loss	(455)	(66)	(156)	(54)	(43)	(113)
Net periodic pension cost	$(82)	$191	$132	$217	$434	$134

The Company is currently evaluating whether it will make any contributions to its pension and postretirement benefit plans during the year ending December 31, 2026.

The following estimated benefits, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years as indicated below (in thousands):

	Pension	Postretirement
Fiscal Year	Benefits	Benefits
2026	$5,207	$344
2027	5,096	379
2028	4,816	337
2029	5,053	346
2030	4,819	307
2031-2035	21,637	1,553
Total	$46,628	$3,266

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

The following table provides additional information about the AEPF multi-employer pension plan.

Plan name	Alaska Electrical Pension Plan
Number of employees covered	415
Employer identification number	92-6005171
Pension Protection Act zone status at the plan's year-end:
December 31, 2025	Green
December 31, 2024	Green
Plan subject to funding improvement plan	No
Plan subject to rehabilitation plan	No
Employer subject to contribution surcharge	No
Company contributions to the plan for the year ended:
December 31, 2025	$ 6.6 million
December 31, 2024	$ 6.5 million
December 31, 2023	$ 6.2 million
Name and expiration date of collective bargaining agreements requiring contributions to the plan:
Collective Bargaining Agreement Between Alaska
Communications Systems and Local Union 1547 IBEW	December 31, 2027
Outside Agreement Alaska Electrical Construction between
Local Union 1547 IBEW and Alaska Chapter National
Electrical Contractors Association Inc.	October 31, 2027
Inside Agreement Alaska Electrical Construction between
Local Union 1547 IBEW and Alaska Chapter National
Electrical Contractors Association Inc.	April 30, 2026

The Company’s contributions to the plan in 2025, 2024, and 2023 represent greater than 5% of the total contributions to the plan. The Company cannot accurately project any change in the plan status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market. Minimum required future contributions to the AEPF are subject to the number of employees in each classification and base compensation of employees in future years.

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

Since 2006, the National Frequency Management Unit (now the TA, or the “NFMU”) and OneGY have been engaged in discussions regarding the amount of and methodology for calculation of spectrum fees payable by OneGY in Guyana. Since that time, OneGY has made payments of undisputed spectrum, license and other fees when invoiced by the NFMU, and to its successor, the TA. OneGY continues to dispute in good faith the methodology used for calculation and has requested further clarification on the subject of a revised spectrum fee methodology from the TA.

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

OneGY is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority (the “GRA”) dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. OneGY has maintained that it has no unpaid corporation tax due to the GRA and that any liability OneGY might be found to have with respect to the disputed tax assessments would be offset in part by the amounts claimed with respect to rights ATN has pursuant to its agreement with the government of Guyana. OneGY’s position has been upheld by various High Court rulings made in its favor, and while all matters have been appealed by the GRA, as of the date of this Report, only one remained pending for determination by the High Court.

In February 2020, the Company’s Alaska Communications subsidiary received a draft audit report from the Universal Service Administrative Company (“USAC”) in connection with USAC’s inquiry into Alaska Communications’ funding requests under the Rural Health Care Support Program (“RHC Program”) for certain customers for the time period of July 2012 through June 2017. Alaska Communications also received a Letter of Inquiry on March 18, 2018, and subsequent follow up information requests, from the FCC Enforcement Bureau requesting historical information regarding Alaska Communications’ participation in the FCC’s RHC Program. On May 8, 2024, the Company entered into a Consent Decree with the FCC Enforcement Bureau, regarding both the USAC and FCC Enforcement Bureau’s investigation and agreed to (i) pay a settlement amount of approximately $6.3 million, and (ii) enter into a three-year compliance agreement in connection with Alaska Communication’s continued participation in the RHC Program. As of the date of this Report, the Company believes that it can comply with all of the terms of the compliance agreement. As of December 31, 2025, the Company had paid a settlement amount of $6.3 million consisting of a $5.3 million cash payment and the $1.0 million forgiveness of certain receivables. This settlement will not impact the statement of operations in future periods.

The Regulatory Authority of Bermuda (the “RA”) is the primary regulator of the Company’s operations in Bermuda.  On August 28, 2025, the RA completed a market review and determined that the Company has significant market power in certain broadband and mobile services.  In connection therewith, the RA assessed, and the Company has initiated an appeal of, a series of ex-ante remedies that include wholesale obligations, price caps, and reporting obligations in addition to the ex post competition rules that generally apply.  In October 2025, the Company was able to obtain a stay of implementation of these ex-ante remedies pending the Bermuda Supreme Court’s review of its appeal of the RA’s market review determination. The ex-ante remedies are burdensome and, if implemented, will require financial, operational, legal and regulatory resources to be allocated to ensure compliance.

With respect to all of the foregoing unresolved matters, the Company believes that some adverse outcome is probable and has accordingly accrued $16.1 million as of December 31, 2025 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Other Obligations

The Company has obligations under non-cancellable contracts for network facilities and transport services, agreements for software licensing, as well as certain agreements to purchase goods or services. Future minimum payments required under these commitments are as follows at December 31, 2025 (in thousands):

2026	$123,609
2027	23,892
2028	13,936
2029	7,807
2030	4,329
Thereafter	17,731
Total obligations	$191,304

13. SEGMENT REPORTING

Through December 31, 2025, the Company has the following two reportable and operating segments: (i) International Telecom and (ii) US Telecom.

Operating income is the segment measure of profit or loss reported to the chief operating decision maker for purposes of assessing the segments' performance and making capital allocation decisions. The Company believes operating income is a useful measure of its operating results as it provides relevant and useful information to investors and other users of the Company’s financial data in evaluating the effectiveness of the Company’s operations and underlying business trends in a manner that is consistent with management's evaluation of business performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.

The following tables provide information for each operating segment (in thousands):

For the Year Ended December 31, 2025

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$20,176	$66	$—	$20,242
Mobility - Consumer	87,432	(38)	—	87,394
Total Mobility	107,608	28	—	107,636
Fixed - Business	74,077	118,043	—	192,120
Fixed - Consumer	171,742	90,042	—	261,784
Total Fixed	245,819	208,085	—	453,904
Carrier Services	13,665	121,149	—	134,814
Other	9,413	472	—	9,885
Total Communication Services Revenue	376,505	329,734	—	706,239
Construction	—	4,825	—	4,825
Other
Managed Services	5,376	11,535	—	16,911
Total Other Revenue	5,376	11,535	—	16,911
Total Revenue	381,881	346,094	—	727,975

Operating Expenses
Cost of communication services and other	139,584	173,544	—	313,128
Cost of construction revenue	—	5,264	—	5,264
Selling, general and administrative	110,662	88,750	20,128	219,540
Stock-based compensation	639	183	7,721	8,543
Transaction-related charges	—	—	3,576	3,576
Restructuring and reorganization expenses	3,805	4,928	1,424	10,157
Depreciation and amortization	58,026	71,569	3,381	132,976
Amortization of intangibles from acquisitions	1,004	3,904	—	4,908
(Gain) loss on disposition of assets, transfers and contingent consideration	1,188	(333)	594	1,449
Total Operating Expenses	314,908	347,809	36,824	699,541
Income (loss) from operations	66,973	(1,715)	(36,824)	28,434
Other income (expenses)
Interest income				702
Interest expense				(47,822)
Other expense				(9,067)
Other expense				(56,187)
Loss before income taxes				(27,753)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(6,238)	14,854	—	8,616

For the Year Ended December 31, 2024

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$19,794	$277	$—	$20,071
Mobility - Consumer	87,407	2,494	—	89,901
Total Mobility	107,201	2,771	—	109,972
Fixed - Business	74,087	125,439	—	199,526
Fixed - Consumer	172,078	86,760	—	258,838
Total Fixed	246,165	212,199	—	458,364
Carrier Services	13,724	119,561	—	133,285
Other	4,680	1,457	—	6,137
Total Communication Services Revenue	371,770	335,988	—	707,758
Construction	—	3,900	—	3,900
Other
Managed Services	5,693	11,724	—	17,417
Total other revenue	5,693	11,724	—	17,417
Total Revenue	377,463	351,612	—	729,075

Operating Expenses
Cost of communication services and other	136,137	176,268	(149)	312,256
Cost of construction revenue	—	3,866	—	3,866
Selling, general and administrative	114,175	91,650	23,044	228,869
Stock-based compensation	354	621	7,262	8,237
Transaction-related charges	—	3,789	1,058	4,847
Restructuring and reorganization expenses	1,489	1,167	879	3,535
Depreciation and amortization	63,708	73,994	633	138,335
Amortization of intangibles from acquisitions	1,006	6,901	—	7,907
(Gain) loss on disposition of assets, transfers and contingent consideration	(15,179)	2,529	(601)	(13,251)
Goodwill impairment	—	35,269	—	35,269
Total Operating Expenses	301,690	396,054	32,126	729,870
Income (loss) from operations	75,773	(44,442)	(32,126)	(795)
Other income (expenses)
Interest income				1,186
Interest expense				(49,548)
Other expense				(1,809)
Other expense				(50,171)
Loss before income taxes				(50,966)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(12,844)	18,267	—	5,423

For the Year Ended December 31, 2023

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$16,333	$527	$—	$16,860
Mobility - Consumer	92,153	3,510	—	95,663
Total Mobility	108,486	4,037	—	112,523
Fixed - Business	71,215	143,322	—	214,537
Fixed - Consumer	167,953	90,283	—	258,236
Total Fixed	239,168	233,605	—	472,773
Carrier Services	14,686	128,195	—	142,881
Other	3,066	3,839	—	6,905
Total Communication Services Revenue	365,406	369,676	—	735,082
Construction	—	10,629	—	10,629
Other
Managed Services	5,327	11,178	—	16,505
Total Other Revenue	5,327	11,178	—	16,505
Total Revenue	370,733	391,483	—	762,216

Operating Expenses
Cost of communication services and other	141,771	178,829	(877)	319,723
Cost of construction revenue	—	10,345	—	10,345
Selling, general and administrative	113,007	102,375	27,315	242,697
Stock-based compensation	431	247	7,857	8,535
Transaction-related charges	—	172	379	551
Restructuring and reorganization expenses	3,491	7,737	—	11,228
Depreciation and amortization	57,420	81,594	2,613	141,627
Amortization of intangibles from acquisitions	1,253	11,383	—	12,636
(Gain) loss on disposition of assets, transfers and contingent consideration	(60)	4,323	(2,564)	1,699
Total Operating Expenses	317,313	397,005	34,723	749,041
Income from operations	53,420	(5,522)	(34,723)	13,175
Other income (expenses)
Interest income				476
Interest expense				(42,686)
Other income (expense)				1,496
Other (expense)				(40,714)
Loss before income taxes				(27,539)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(7,105)	11,321	—	4,216

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
December 31, 2025
Cash, cash equivalents, and restricted cash	$79,165	$35,915	$2,074	$117,154
Total current assets	165,341	141,592	20,943	327,876
Fixed assets, net	451,303	533,443	7,021	991,767
Goodwill	4,835	—	—	4,835
Total assets	701,579	881,968	89,707	1,673,254
Total current liabilities	97,305	120,637	45,157	263,099
Total debt, including current portion	59,952	329,034	176,181	565,167
December 31, 2024
Cash, cash equivalents, and restricted cash	$35,231	$51,604	$2,409	$89,244
Total current assets	129,866	168,754	10,541	309,161
Fixed assets, net	466,861	565,625	7,707	1,040,193
Goodwill	4,835	—	—	4,835
Total assets	675,642	957,914	93,547	1,727,103
Total current liabilities	85,588	147,490	34,236	267,314
Total debt, including current portion	59,850	316,241	181,265	557,356

(1)	Corporate and other refers to corporate overhead expenses and consolidating adjustments.

	Capital Expenditures

	International	US	Corporate and
Year ended December 31,	Telecom	Telecom	Other (1)	Consolidated
2025	$46,581	$43,439	$2	$90,022
2024	56,693	53,652	29	110,374
(1)	Corporate and other refers to corporate overhead expenses and consolidating adjustments.

The table below identifies the Company’s revenues and long-lived assets by geographic location. The Company attributes revenue to geographic location based on location of the customer (in thousands):

	2025		2024		2023
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

US	$347,775	$809,370	$353,277	$872,515	$391,870	$938,650
Guyana	125,957	185,788	122,576	188,183	119,915	195,030
US Virgin Islands	90,422	205,484	92,104	208,059	95,129	213,553
Bermuda	118,998	91,497	117,845	97,310	114,096	102,227
Other Foreign Countries	44,823	53,240	43,273	51,877	41,206	52,982
	$727,975	$1,345,379	$729,075	$1,417,944	$762,216	$1,502,442

14. SUBSEQUENT EVENTS

Tower Portfolio Transaction

On February 11, 2026 (the “Signing Date”), certain subsidiaries of the Company, including Commnet Wireless, LLC, Arizona Nevada Tower Company, LLC, Commnet Four Corners, LLC, Commnet of Arizona, LLC, Commnet of Nevada, LLC, Excomm, LLC, and Mora Valley Wireless, LLC (collectively, the “Commnet Parties” and, individually, each a “Commnet Party”), entered into that certain Purchase and Sale Agreement (the “Transaction Agreement”) with EIP Holdings IV, LLC, an affiliate of Everest Infrastructure Partners, Inc. (“Everest”) to sell approximately 214 tower portfolio sites (representing the substantial majority of the applicable Commnet Parties’ tower portfolio and operations (the “Tower Portfolio”)) to Everest for up to $297 million in cash consideration (the “Aggregate Consideration”). The Aggregate Consideration is subject to certain adjustments and prorations as set forth in the Transaction Agreement (collectively, the “Consideration Adjustments”). The Transaction Agreement contemplates Everest’s acquisition of the Tower Portfolio (the “Tower Portfolio Transaction”) through Everest’s purchase of membership interests in a Delaware limited liability company (the “Sale Site Subsidiary” and, together with the Commnet Parties and Everest, the “Parties”) that is to be formed prior to the Initial Closing (as defined below) and to which the Commnet Parties will transfer and convey all of the Commnet Parties’ respective rights and interests in the Tower Portfolio.

The Tower Portfolio Transaction may be completed in one or more closings (each, a “Closing”). The Transaction Agreement sets forth certain conditions that must be satisfied prior to the conveyance of tower sites at a Closing. During the period between signing and the initial closing (the “Initial Closing”), the parties will determine which tower sites within the Tower Portfolio have satisfied such conditions and are ready to be conveyed at the Initial Closing (the “Assigned Sites”), which sites have not yet satisfied all such conditions but for which Everest is prepared to assume management pending satisfaction of such conditions (the “Managed Sites”), and which sites are not yet constructed or are subject to other conditions that will continue to be managed by Commnet until such conditions are satisfied (the “Deferred Sites”). At the Initial Closing, the Commnet Parties will assign and transfer to the Sale Site Subsidiary all of the Assigned Sites, and Everest will purchase all of the issued and outstanding membership interests in the Sale Site Subsidiary. At the Initial Closing, Everest will pay the portion of the Aggregate Consideration attributable to the Assigned Sites and the Managed Sites, and, pursuant to a management agreement, will manage the Managed Sites until the conditions to their conveyance are satisfied and such sites are transferred to Everest at one or more subsequent closings (each, a “Subsequent Closing”).

At any Subsequent Closing at which one or more Deferred Sites are transferred, Everest will pay the portion of the Aggregate Consideration attributable to such Deferred Site(s) through the acquisition of membership interests of one or more newly formed additional sale site subsidiaries. At the Initial Closing, the Parties will enter into, among other ancillary agreements, (i) the management agreement for the Managed Sites, (ii) master lease agreements, pursuant to which the Sale Site Subsidiary will lease to the applicable Commnet Party the requisite ground, tower, or other space of the Assigned Site (the “Leaseback”) for the Company’s continued use, and (iii) a preferred backhaul agreement whereby Commnet and/or one or more of its affiliates will become the preferred backhaul provider for Everest with respect to the Assigned Sites. The Initial Closing is expected to occur in the second quarter of 2026. The Transaction Agreement contains customary representations, warranties, covenants, and indemnities by each of the parties, and requires the receipt of certain consents and approvals prior to a closing. If the Transaction Agreement is terminated under certain circumstances that are not the fault of the Commnet Parties, Everest will be required to pay the Commnet Parties a termination fee equal to approximately $14.9 million.

In connection with the proposed Tower Portfolio Transaction and the Leaseback, on the Signing Date, the Company entered into a Consent with CoBank. Pursuant to the terms of the Consent, CoBank and the other Lenders and Voting Participants (constituting Required Lenders) party thereto consented to: (i) the consummation of the Transaction; (ii) the distributions of the Net Cash Proceeds (as defined in the 2023 CoBank Credit Agreement) from the Tower Portfolio Transaction to the Company and the minority shareholders of the Commnet Parties; (iii) the Net Cash Proceeds received from the Transaction being applied to the repayment of the outstanding 2023 CoBank Revolving Loan rather than the 2023 CoBank Term Loan; and (iv) to the extent that there are Net Cash Proceeds remaining after repaying the outstanding 2023 CoBank Revolving Loan, such Net Cash Proceeds being used by the Company and its subsidiaries for working capital and general corporate purposes. The Consent further provides for the release of the Liens (as defined in the 2023 CoBank Credit Agreement) on the assets being sold in connection with the Transaction.

SCHEDULE II

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in Thousands)

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Year	Expenses	Deductions	of Year
YEAR ENDED, December 31, 2023
Description:
Valuation allowance on net operating losses and other deferred taxes	$35,759	$8,327	$968	$43,118
Allowance for credit losses	15,171	5,012	3,821	16,362
	$50,930	$13,339	$4,789	$59,480
YEAR ENDED, December 31, 2024
Description:
Valuation allowance on net operating losses and other deferred taxes	$43,118	$6,705	$49	$49,774
Allowance for credit losses	16,362	5,946	7,176	15,132
	$59,480	$12,651	$7,225	$64,906
YEAR ENDED, December 31, 2025
Description:
Valuation allowance on net operating losses and other deferred taxes	$49,774	$10,470	$211	$60,033
Allowance for credit losses	15,132	8,808	8,433	15,507
	$64,906	$19,278	$8,644	$75,540