Form 10-Q
period 2026-03-31
ATN International, Inc.
filed 2026-05-11
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the registrant had outstanding 15,380,853 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended March 31, 2026

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, the Company’s future financial performance, business goals and objectives, and results of operations, and management’s plans, expectations and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results. Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others: (1) the general performance of our operations, including operating margins, revenues, capital expenditures, the impact of cost savings initiatives and the retention of and future growth of our subscriber base; (2) our ability to complete the pending Tower Portfolio Transaction (as defined below) and realize the anticipated benefits thereof; (3) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (4) our ability to satisfy the needs and demands of our major carrier customers; (5) our ability to realize expansion plans for our fiber markets; (6) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (7) our ability to efficiently and cost-effectively upgrade our networks and information technology platforms to address rapid and significant technological changes in the telecommunications industry; (8) continued access to capital and credit markets on terms we deem favorable; (9) government subsidy program availability and regulation of the our businesses, which may impact the our telecommunications licenses, our revenues and operating costs; (10); the impact (if any) of geopolitical instability and US military presence in the Caribbean; (11) our ability to successfully transition our US Telecom business away from wholesale mobility to other carrier and consumer-based services; (12) ongoing risk of an economic downturn, political, geopolitical and other risks and opportunities impacting our operations, including those resulting from changes and uncertainties related to trade policies or tariff regulations, financial market volatility and disruption, uncertain economic conditions in the US and abroad, inflationary concerns, and other macroeconomic headwinds including increased costs and supply chain disruptions; (13) management transitions, and the loss of, or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (14) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals; (15) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage and the impact of such events on the timing of project implementation and corresponding revenue; and (16) increased competition. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2026, and the other reports the Company files from time to time with the SEC. The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors that may affect such forward-looking statements, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$108,831	$102,491
Restricted cash	14,659	14,663
Short-term investments	396	395
Accounts receivable, net of allowances for credit losses of $16.8 million and $15.5 million, respectively	86,311	80,666
Government grant receivables	37,464	45,144
Customer receivable	9,365	8,783
Inventory, materials and supplies	14,123	14,332
Prepayments and other current assets	55,376	50,202
Assets held for sale	8,600	11,200
Total current assets	335,125	327,876

Fixed assets, net	954,823	991,767
Telecommunication licenses, net	105,486	105,486
Goodwill	4,835	4,835
Intangible assets, net	7,035	7,449
Operating lease right-of-use assets	92,206	98,158
Customer receivable - long term	32,333	35,128
Assets held for sale, net of current portion	39,313	—
Other assets	103,497	102,555
Total assets	$1,674,653	$1,673,254
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$21,623	$15,846
Current portion of customer receivable credit facility	8,892	8,784
Accounts payable and accrued liabilities	177,506	173,301
Dividends payable	4,230	4,196
Accrued taxes	11,306	7,596
Current portion of lease liabilities	14,095	13,891
Advance payments and deposits	37,993	39,485
Liabilities held for sale	1,250	—
Total current liabilities	276,895	263,099
Deferred income taxes	711	1,950
Lease liabilities, excluding current portion	70,935	75,277
Deferred revenue, long-term	45,469	46,888
Liabilities held for sale, net of current portion	6,101	—
Other liabilities	63,502	65,085
Customer receivable credit facility, net of current portion	28,513	30,834
Long-term debt, excluding current portion	548,537	549,321
Total liabilities	1,040,663	1,032,454
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	73,414	71,820
Common redeemable noncontrolling interests	15,001	15,001
Total redeemable noncontrolling interests	88,415	86,821
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 18,259,703 and 18,061,239 shares issued, respectively, 15,380,853 and 15,257,391 shares outstanding, respectively	183	181
Treasury stock, at cost; 2,878,850 and 2,803,848 shares, respectively	(105,046)	(103,183)
Additional paid-in capital	221,936	220,156
Retained earnings	300,744	312,407
Accumulated other comprehensive income	15,762	14,731
Total ATN International, Inc. stockholders’ equity	433,579	444,292
Noncontrolling interests	111,996	109,687
Total equity	545,575	553,979
Total liabilities, redeemable noncontrolling interests and equity	$1,674,653	$1,673,254

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended March 31,
	2026	2025
REVENUE:
Communication services	$178,458	$174,031
Construction	—	1,046
Other	3,761	4,217
Total revenue	182,219	179,294
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	77,426	78,224
Cost of construction revenue	—	1,501
Selling, general and administrative	56,176	55,228
Stock-based compensation	1,935	1,905
Transaction-related charges	833	1,436
Restructuring and reorganization expenses	1,725	1,830
Depreciation and amortization	31,156	34,527
Amortization of intangibles from acquisitions	496	1,226
Loss on disposition of assets, transfers and contingent consideration	782	750
Total operating expenses	170,529	176,627
Income from operations	11,690	2,667
OTHER EXPENSE
Interest income	132	272
Interest expense	(10,478)	(11,950)
Other expense	(3,232)	(2,568)
Other expense	(13,578)	(14,246)
LOSS BEFORE INCOME TAXES	(1,888)	(11,579)
Income tax expense (benefit)	1,586	(192)
NET LOSS	(3,474)	(11,387)
Net loss attributable to noncontrolling interests, net of tax expense of $0.1 million and $(0.2) million, respectively	677	2,459
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(2,797)	$(8,928)
NET LOSS PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(0.29)	$(0.69)
Diluted	$(0.29)	$(0.69)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,283	15,131
Diluted	15,283	15,131
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.275	$0.24

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

(In Thousands)

	Three months ended March 31,
	2026	2025
Net loss	$(3,474)	$(11,387)
Other comprehensive income:
Unrealized gain on derivatives, net of tax expense of $0	1,031	431
Other comprehensive income, net of tax	1,031	431
Comprehensive loss	(2,443)	(10,956)
Less: Comprehensive loss attributable to noncontrolling interests	677	2,459
Comprehensive loss attributable to ATN International, Inc.	$(1,766)	$(8,497)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2025	$181	$(103,183)	$220,156	$312,407	$14,731	$444,292	$109,687	$553,979
Issuance of 198,464 shares of common stock	2	—	(2)	—	—	—	—	—
Purchase of 75,002 shares of common stock	—	(1,863)	—	—	—	(1,863)	—	(1,863)
Stock-based compensation	—	—	1,780	—	—	1,780	155	1,935
Dividends declared on common stock ($0.275 per common share)	—	—	—	(4,229)	—	(4,229)	—	(4,229)
Repurchase of noncontrolling interests	—	—	2	—	—	2	(212)	(210)
Accrued dividend - redeemable preferred units	—	—	—	(1,594)	—	(1,594)	—	(1,594)
Deemed dividend - redeemable common units	—	—	—	(3,043)	—	(3,043)	3,043	—
Comprehensive income:
Net loss	—	—	—	(2,797)	—	(2,797)	(677)	(3,474)
Other comprehensive loss	—	—	—	—	1,031	1,031	—	1,031
Total comprehensive loss	—	—	—	(2,797)	1,031	(1,766)	(677)	(2,443)
Balance, March 31, 2026	$183	$(105,046)	$221,936	$300,744	$15,762	$433,579	$111,996	$545,575

Balance, December 31, 2024	$179	$(102,413)	$212,759	$368,191	$10,777	$489,493	$105,958	$595,451
Issuance of 138,013 common units	1	—	(1)	—	—	—	—	—
Purchase of 35,699 shares of common stock	—	(730)	—	—	—	(730)	—	(730)
Stock-based compensation	—	—	1,611	—	—	1,611	293	1,904
Dividends declared on common stock ($0.24 per common share)	—	—	—	(3,652)	—	(3,652)	—	(3,652)
Repurchase of noncontrolling interests	—	—	(7)	—	—	(7)	(38)	(45)
Accrued dividend - redeemable preferred units	—	—	—	(1,458)	—	(1,458)	—	(1,458)
Deemed dividend - redeemable common units	—	—	—	(3,425)	—	(3,425)	3,631	206
Comprehensive income:
Net loss	—	—	—	(8,928)	—	(8,928)	(2,459)	(11,387)
Other comprehensive income	—	—	—	—	431	431	—	431
Total comprehensive loss	—	—	—	(8,928)	431	(8,497)	(2,459)	(10,956)
Balance, March 31, 2025	$180	$(103,143)	$214,362	$350,728	$11,208	$473,335	$107,385	$580,720

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

(In Thousands)

	For Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,474)	$(11,387)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	31,156	34,527
Amortization of intangibles from acquisitions	496	1,226
Provision for doubtful accounts	2,156	1,854
Amortization of debt issuance costs	719	716
Loss on disposition of assets, transfers and contingent consideration	782	750
Stock-based compensation	1,935	1,905
Deferred income taxes	(1,239)	(2,520)
Loss on investments	2,620	4
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable and government grant receivables	(8,849)	(2,440)
Customer receivable	2,213	1,015
Accrued taxes	4,729	2,223
Materials and supplies, prepayments, and other current assets	(4,564)	6,004
Accounts payable and accrued liabilities and advance payments and deposits	4,150	2,567
Other assets	(2,229)	1,501
Other liabilities	(820)	(2,040)
Net cash provided by operating activities	29,781	35,905
Cash flows from investing activities:
Capital expenditures	(21,017)	(20,832)
Government capital programs
Amounts disbursed	(13,528)	(22,445)
Amounts received	13,299	17,281
Purchase of investments - employee benefit plan	(14)	(14)
Proceeds from investments - employee benefit plan	—	729
Proceeds from sale of assets	500	141
Net cash used in investing activities	(20,760)	(25,140)
Cash flows from financing activities:
Dividends paid on common stock	(4,196)	(3,627)
Payment of debt issuance costs	(13)	(172)
Finance lease payments	(187)	(494)
Term loan - repayments	(2,499)	(1,653)
Revolving credit facility – borrowings	26,600	13,000
Revolving credit facility – repayments	(19,750)	(7,000)
Repayment of customer receivable credit facility	(2,242)	(2,030)
Purchases of common stock – stock- based compensation	(1,863)	(730)
Repurchases of noncontrolling interests	(210)	(44)
Funds payable and amounts due to customers	1,675	—
Net cash used in financing activities	(2,685)	(2,750)
Net change in cash, cash equivalents, and restricted cash	6,336	8,015
Total cash, cash equivalents, and restricted cash, beginning of period	117,154	89,244
Total cash, cash equivalents, and restricted cash, end of period	$123,490	$97,259
Supplemental cash flow information:
Interest paid	$8,850	$10,366
Taxes paid	$1,096	$1,053
Dividends declared, not paid	$4,229	$3,652
Noncash investing activity:
Assets held for sale	$47,913	$—
Liabilities held for sale	$7,350	$—
Purchases of property, plant and equipment included in accounts payable and accrued expenses
Amounts accrued for reimbursable capital expenditures from government capital programs	$17,890	$22,191
Amounts accrued for non-reimbursable capital expenditures	$8,246	$13,970

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

As of March 31, 2026, the Company offered the following services to its customers:

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

Through March 31, 2026, the Company identified two operating segments to manage and review its operations, as well as to support investor presentations of its results. These operating segments are as follows:

●	International Telecom. In the Company’s international markets, it offers fixed, carrier, mobility and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the US, the Company offers fixed, carrier, and managed services to customers in Alaska and the western US.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reported its revenue and the markets it served during the three months ended March 31, 2026:

	International Telecom		US Telecom
Services	Markets	Tradenames (1)	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications, Brava	US (rural markets)	Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic, Brava	US	Alaska Communications, Commnet, Choice NTUA Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands, Cayman Islands	One Communications, Essextel, Logic, Brava	US	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, Brava	US	Alaska Communications, Commnet
(1)	During 2025, the Company continued to unify branding across its networks, and the Company now sells Fixed and Mobility Services under the “One Communications” brand in Bermuda, Guyana and the US Virgin Islands. The Company refers to its business in Guyana as “OneGY” and its business in the US Virgin Islands as “OneVI” throughout this Report.

For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Restructuring and reorganization expense

The Company engages in restructuring and reorganization activities from time to time. These activities are primarily reduction in force costs incurred to increase operational efficiency and improve the Company’s operating margins. The Company’s 2025 reorganization plan began in January 2025 and ended on December 31, 2025. As of December 31, 2025, the Company recorded $10.2 million of costs under the 2025 reorganization plan and of that amount $1.3 million was accrued and payable as of March 31, 2026.

The Company’s 2026 reorganization plan began in January 2026. As of March, 31, 2026, the Company recorded $1.7 million of costs under the 2026 reorganization plan and of that amount $0.2 million was accrued and payable. A summary of the restructuring and reorganization costs is below (in thousands).

	Three months ended March 31, 2026
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Employee costs	$745	$159	$40	$944
Consulting costs	—	32	749	781
Total	$745	$191	$789	$1,725

The Company expects to incur $3 million to $4 million in reorganization costs in the first half of 2026.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for the periods described therein. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, “Disaggregation of Income Statements Expenses (DISE)” (“ASU 2024-03”), which requires that a public entity provide additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with retrospective application. The standard allows early adoption of these requirements and the Company is currently evaluating the disclosure impacts of adoption.

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

In July 2025, the FASB issued ASU No. 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provided a practical expedient for all entities to assume current conditions as of the balance sheet date will remain through the reasonable and supportable forecast period for eligible assets. Entities were required to adjust the historical data used in the estimation of credit losses to reflect current conditions. The Company prospectively adopted ASU 2025-05, effective January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on its disclosures.

In December 2025, the FASB issued ASU No. 2025-10, “Government Grants (Topic 832) – Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”), which provides specific authoritative guidance for recognition, measurement, and presentation of government grants. ASU 2025-10 is effective on a prospective or retrospective basis for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The standard allows for early adoption of these requirements, and the Company is currently evaluating the impacts of its adoption.

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270) – Narrow-Scope Improvements” (“ASU 2025-11”), which provides additional guidance on disclosures that should be provided for interim reporting periods. ASU 2025-11 is effective on a prospective or retrospective basis for interim reporting periods within annual reporting periods beginning after December 15, 2027. The standard allows for early adoption of these requirements, and the Company is currently evaluating the impacts of its adoption.

3. DISPOSITIONS

US Telecom

On February 11, 2026, through certain Commnet subsidiaries, the Company entered into a Purchase and Sale Agreement (the “Transaction Agreement”) with EIP Holdings IV, LLC, an affiliate of Everest Infrastructure Partners, Inc. (“Everest”), to sell approximately 214 tower portfolio sites (representing the substantial majority of our Commnet tower portfolio and operations (the “Tower Portfolio”)) to Everest for up to $297 million in cash consideration, subject to certain adjustments and prorations (the “Tower Portfolio Transaction”).

The Tower Portfolio Transaction may be completed in one or more closings. The Transaction Agreement sets forth certain conditions that must be satisfied prior to the conveyance of tower sites at a closing. During the period between signing and the initial closing, the parties will determine which tower sites within the Tower Portfolio have satisfied such conditions and are ready to be conveyed at the initial closing, which sites have not yet satisfied all such conditions but for which Everest is prepared to assume management pending satisfaction of such conditions, and which sites are not yet constructed or are subject to other conditions that will continue to be managed by the Company until such conditions are satisfied.

At the initial closing, the Company will enter into, among other ancillary agreements, (i) a management agreement for certain sites, (ii) master lease agreements, pursuant to which the Company will lease the requisite ground, tower, or other space of the conveyed tower site for our continued use, and (iii) a preferred backhaul agreement whereby the Company will become the preferred backhaul provider with respect to the conveyed tower sites.

The Transaction Agreement contains customary representations, warranties, covenants, and indemnities by each of the parties, and requires the receipt of certain consents and approvals prior to a closing. The waiting period required under the Hart-Scott Rodino Act of 1976 with respect to the Tower Portfolio Transaction expired in early March 2026. If the Transaction Agreement is terminated under certain circumstances that are not the fault of the Company, it will receive a termination fee equal to approximately $14.9 million.

The Company continues to expect the initial closing of the Tower Portfolio Transaction to occur in the second quarter of 2026, generating gross proceeds of approximately $250 million to $270 million. Subsequent closings, totaling approximately $27 million to $47 million, are anticipated to occur over the twelve months following the initial closing, subject to the achievement of specified construction and operational milestones at designated sites within the Tower Portfolio.

The Company now currently anticipates that approximately 40-55% of the amount of proceeds to be received at the initial closing will be subject to post-closing resolution, due to delays in obtaining ground lease assigning consents from government and tribal agencies, as well as other conditions being satisfied with respect to such sites.

As of March 31, 2026, the Company recorded its Tower Portfolio assets and liabilities as held for sale. The assets and liabilities recorded as held for sale consist of the following (in thousands):

Assets
Fixed assets	$33,431
Operating lease right of use assets	4,723
Other assets	1,159
Assets held for sale, net of current portion	$39,313

Liabilities
Current portion of lease liabilities	$1,250
Liabilities held for sale	1,250
Lease liabilities, excluding current portion	3,216
Other liabilities	2,885
Liabilities held for sale, net of current portion	6,101

Net assets held for sale	$31,962

Other assets consist of contract assets recorded for lease contracts being transferred and other liabilities consist of asset retirement obligations for Tower Portfolio assets.

Upon completion of the initial closing of the Tower Portfolio Transaction, assuming all initial closing milestones are satisfied, the Company currently expects to recognize a gain ranging from $218 million to $238 million before transaction related expenses and other related fees. The Company may recognize additional gains in subsequent closings as sale conditions are satisfied and Tower Portfolio assets are transferred.

Equity Investments

During the year ended December 31 2025, the Company entered into an agreement to sell its India solar investment. As a result of this transaction, the Company recorded its equity investment as held for sale at December 31, 2025. The transaction price was reduced in 2026 resulting in a $2.6 million impairment being recorded in other income (expense) during the three months ended March 31, 2026. The investment’s remaining book value of $8.6 million continues to be recorded as held for sale in the Company’s March 31, 2026 balance sheet.

4. REVENUE RECOGNITION AND RECEIVABLES

The Company records revenue in accordance with the FASB’s Accounting Standard Codification (“ASC”) Topic 606, “Revenue Recognition” (“ASC 606”), from contracts with customers and ASC Topic 842, “Leases” (“ASC 842”), from lease agreements, as well as government grants. Lease revenue recognized under ASC 842 is disclosed in Note 5 and government support revenue is disclosed in Note 9.

Timing of Revenue Recognition

Revenue recognized consisted of the following for the periods presented below (in thousands):

	Three months ended March 31, 2026
	International	US
	Telecom	Telecom	Total
Services transferred over time	$92,170	$70,686	$162,856
Goods and services transferred at a point in time	3,676	1,416	5,092
Total revenue accounted for under ASC 606	$95,846	$72,102	$167,948
Operating lease income	212	2,241	2,453
Government support revenue (1)	—	11,818	11,818
Total revenue	$96,058	$86,161	$182,219

	Three months ended March 31, 2025
	International	US
	Telecom	Telecom	Total
Services transferred over time	$89,516	$68,705	$158,221
Goods and services transferred at a point in time	3,512	2,906	6,418
Total revenue accounted for under ASC 606	$93,028	$71,611	$164,639
Operating lease income	155	1,828	1,983
Government support revenue (1)	1,312	11,360	12,672
Total revenue	$94,495	$84,799	$179,294

(1)	Revenue recognized from CAF II and USF programs (each as defined below). Refer to Note 9.

Contract Assets and Liabilities

Contract assets and liabilities consisted of the following (amounts in thousands):

	March 31, 2026	December 31, 2025	$ Change	% Change
Contract asset – current	$3,849	$3,748	$101	2.7%
Contract asset – noncurrent	4,567	5,887	(1,320)	(22.4)%
Contract liability – current	(27,228)	(27,758)	530	(1.9)%
Contract liability – noncurrent	(46,969)	(48,084)	1,115	(2.3)%
Net contract liability	$(65,781)	$(66,207)	$426	(0.6)%

The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and recognition of deferred revenue. During the three months ended March 31, 2026, the Company recognized revenue of $16.4 million related to its December 31, 2025 contract liability and amortized $1.2 million of the December 31, 2025 contract asset to revenue. During the three months ended March 31, 2025, the Company recognized revenue of $18.3 million related to its December 31, 2024 contract liability and amortized $1.1 million of the December 31, 2024 contract asset to revenue.

Contract Acquisition Costs

The March 31, 2026 and December 31, 2025 balance sheets include contract acquisition costs of $10.8 million and $11.2 million, respectively, in other assets. During the three months ended March 31, 2026 and March 31, 2025, the Company amortized $1.7 million and $1.8 million, respectively, of contract acquisition costs.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear Mobility and Fixed communication services contracts, Managed Services contracts, and the Company’s Carrier Services construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $546 million at March 31, 2026. The Company expects to satisfy approximately 48% of the remaining performance obligations and recognize the transaction price within 24 months and approximately $60 million annually from 2028 through 2032. The Company omits performance obligations associated with a contract with a duration of one year or less and variable consideration under the right to invoice or wholly unsatisfied performance obligation practical expedients from this disclosure.

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

The Company had gross accounts receivables of $103.1 million and $96.2 million as of March 31, 2026 and December 31, 2025, respectively. The Company also recorded allowances for credit losses against these receivables of $16.8 million and $15.5 million as of March 31, 2026 and December 31, 2025, respectively.

In addition, the Company also recorded a receivable under the Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that was subsequently amended in May 2026 (the “FirstNet Agreement”) totaling $41.7 million as of March 31, 2026, of which $9.4 million was current and $32.3 million was long-term, and had a receivable under that same agreement of $43.9 million as of December 31, 2025, of which $8.8 million was current and $35.1 million was long-term. As of March 31, 2026, the Company had recorded $37.5 million of receivables under certain government support agreements, which included $22.0 million under the Replace and Remove Program (as defined below) and $15.5 million related to the Company’s participation in other government support programs. As of December 31, 2025, the Company had recorded $45.1 million of receivables under certain government support agreements, which included $31.9 million under the Replace and Remove Program and $13.3 million under the Company’s participation in other government support programs (refer to Note 9).

The Company monitors receivables through the use of historical operating data adjusted for the expectation of future performance as appropriate. Activity in the allowance for credit losses is below (in thousands):

	Three months ended
	March 31, 2026	March 31, 2025

Balance at beginning of period	$15,508	$15,132
Current period provision for expected losses	2,156	1,854
Write-offs charged against the allowance	(976)	(2,887)
Recoveries collected	132	207
Balance at end of period	$16,820	$14,306

5. LEASES

Lessee Disclosure

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between three (3) and ten (10) years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating lease cost:
Operating lease cost	$6,074	$5,906
Short-term lease cost	1,661	1,332
Variable lease cost	1,603	1,955
Total operating lease cost	$9,338	$9,193

Finance lease cost:
Amortization of right-of-use asset	$575	$1,879
Variable costs	108	287
Interest costs	80	88
Total finance lease cost	$763	$2,254

During the three months ended March 31, 2026 and 2025, the Company paid $5.4 million and $6.3 million, respectively, for operating lease liabilities. During the three months ended March 31, 2026 and 2025, the Company recorded $3.3 million and $5.2 million, respectively, of operating lease liabilities arising from right of use assets.

At March 31, 2026, finance leases with a net book value of $23.6 million were included in fixed assets, net. During the three months ended March 31, 2026, the Company paid $0.2 million of financing cash flows and $0.1 million of operating cash flows for finance lease liabilities. During the three months ended March 31, 2025, the Company paid $0.5 million of financing cash flows and $0.1 million of operating cash flows for finance lease liabilities. At March 31, 2026, finance leases had a lease liability of $3.7 million, of which $0.7 million was current.

At December 31, 2025, finance leases with a net book value of $24.2 million were included in fixed assets, net.

The weighted average remaining lease terms and discount rates as of March 31, 2026 and December 31, 2025 are set forth in the table below:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term
Operating leases	11.7 years	11.8 years
Financing leases	5.5 years	5.6 years

Weighted-average discount rate
Operating leases	7.3%	7.8%
Financing leases	8.8%	8.7%

Maturities of lease liabilities as of March 31, 2026 were as follows (in thousands):

	Operating Leases	Financing Leases
2026 (excluding the three months ended March 31, 2026)	14,459	775
2027	16,657	1,006
2028	12,510	737
2029	9,027	537
2030	7,579	527
Thereafter	73,714	1,130
Total lease payments	133,946	4,712
Less imputed interest	(52,574)	(1,054)
Total	$81,372	$3,658

Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

	Operating Leases	Financing Leases
2026	$18,712	$668
2027	17,143	996
2028	13,051	727
2029	9,395	527
2030	7,133	516
Thereafter	72,553	1,548
Total lease payments	137,987	4,982
Less imputed interest	(52,667)	(1,134)
Total	$85,320	$3,848

As of March 31, 2026, the Company did not have any material operating or finance leases that had not yet commenced.

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its wireless cell sites and buildings. For the three months ended March 31, 2026 and 2025, the Company recorded $2.5 million and $2.0 million, respectively, of lease income from agreements for which the Company is the lessor. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated (in thousands):

2026 (excluding the three months ended March 31, 2026)	$6,486
2027	7,244
2028	6,532
2029	4,863
2030	2,808
Thereafter	6,594
Total future lease payments	$34,527

6. USE OF ESTIMATES

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are summarized as follows (in thousands):

	March 31, 2026
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$396	$—	$—	$396
Employee benefit plan investments	2,251	—	—	2,251
Interest rate swap	—	486	—	486
Alloy redeemable common units (1)	—	—	(15,001)	(15,001)
Alloy contingent consideration (2)	—	—	(9,860)	(9,860)
Alaska Communications redeemable common units (3)	—	—	—	—
Warrants on Alaska Communications redeemable common units	—	—	—	—
Total assets and liabilities measured at fair value	$2,647	$486	$(24,861)	$(21,728)

	December 31, 2025
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$395	$—	$—	$395
Employee benefit plan investments	2,257	—	—	2,257
Interest rate swap	—	(545)	—	(545)
Alloy redeemable common units (1)	—	—	(15,000)	(15,000)
Alloy contingent consideration (2)	—	—	(9,545)	(9,545)
Alaska Communications redeemable common units (3)	—	—	—	—
Warrants on Alaska Communications redeemable common units	—	—	—	—
Total assets and liabilities measured at fair value	$2,652	$(545)	$(24,545)	$(22,438)

(1)	Represents redeemable common units in Alloy, Inc. (“Alloy”), the parent company of the Company’s operations in the western US.
(2)	Contingent consideration related to 2022 acquisition of Sacred Wind. Amounts are payable in 2026, 2027 and 2028.
(3)	Represents redeemable common units in Alaska Communications.

Other Investments

The Company holds investments in equity securities consisting of noncontrolling investments in privately held companies. Historically, the investments are accounted for using the measurement alternative for investments without a readily determinable fair value, or fair value. The fair value investments are valued using Level 3 inputs, and the Company used the income approach to fair value the investment. The inputs consisted of a discount rate and future cash flows calculated based on the investment attributes. As of March 31, 2026, the Company’s investments were all accounted for under the measurement alternative for investments without a readily determinable value. A roll forward of the investments is set forth below (in thousands):

	Investments without a readily determinable fair value	Fair value investments	Total
Balance, December 31, 2025	$36,646	$—	$36,646
Impairments	(2,600)	—	(2,600)
Balance, March 31, 2026	$34,046	$—	$34,046

Balance, December 31, 2024 and March 31, 2025	$41,956	$—	$41,956

These investments are included with other assets and assets held for sale on the consolidated balance sheets.

Redeemable Common Units and Warrants

The Company issued redeemable common units, and warrants to purchase additional common units, in a subsidiary of the Company in conjunction with its acquisition of Alaska Communications. The Company also issued redeemable common units in the parent company of the Company’s operations in the southwestern US, Alloy, in connection with its acquisition of Sacred Wind in 2022. The common units are carried at the higher of historical cost or fair value and the warrants to purchase common units are recorded at fair value in the Company’s financial statements. The instruments are redeemable at the option of the holder, beginning in November 2026 with respect to Alloy and with respect to Alaska Communications, at the earlier of its qualifying initial public offering or July 2028.

The fair value of the Alaska Communications common units was zero at both March 31, 2026 and December 31, 2025. The fair value of the warrants to purchase the Alaska Communications common units was zero at both March 31, 2026 and December 31, 2025. The Alloy common units were carried at a fair value of $15.0 million at both March 31, 2026 and December 31, 2025, which exceeded its the historical cost of $10.1 million at both March 31, 2026 and December 31, 2025. The Company calculates the fair value of the instruments using a combination of market and discounted cash flows approaches with Level 3 inputs.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of long-term debt is estimated using Level 2 inputs. At March 31, 2026, the fair value of long-term debt, including the current portion, was $576.3 million and its book value was $570.2 million. At December 31, 2025, the fair value of long-term debt, including the current portion, was $572.3 million and its book value was $565.2 million.

The fair value of the customer receivable credit facility is estimated using Level 2 inputs. At March 31, 2026, the fair value of the customer receivable credit facility, including the current portion, was $37.0 million and its book value was $37.4 million. At December 31, 2025, the fair value of the customer receivable credit facility, including the current portion, was $39.2 million and its book value was $39.6 million.

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

Amounts borrowed under the 2023 CoBank Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York plus an applicable margin ranging between 2.00% to 3.75% for the 2023 CoBank Term Loan and 1.75% to 3.50% for the 2023 CoBank Revolving Loan or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.75% for the 2023 CoBank Term Loan and 0.75% to 2.50% for the 2023 CoBank Revolving Loan.  Swingline loans bear interest at the base rate plus the applicable margin for base rate loans. The applicable margin is determined based on the Total Net Leverage Ratio (as defined in the 2023 CoBank Credit Agreement). The Company will also pay a fee ranging from 0.25% to 0.50% on the average daily unused portion of the 2023 CoBank Credit Facility over each calendar quarter.

The 2023 CoBank Credit Agreement contains a financial covenant (as further defined in the 2023 CoBank Credit Agreement) that imposes a maximum Total Net Leverage Ratio of 3.25 to 1.0, measured quarterly, as well as customary representations, warranties and covenants, including covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. The 2023 CoBank Credit Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.

The Company capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility, which are being amortized over the life of the debt and $2.3 million were unamortized as of March 31, 2026.

As of March 31, 2026, the Company had $119.4 million outstanding under the 2023 CoBank Term Loan and $55.5 million under the 2023 CoBank Revolving Loan. As of that date, the Company had $114.5 million of availability under the 2023 CoBank Revolving Loan. The Company was in compliance with all financial covenants as of March 31, 2026.

In connection with the proposed Tower Portfolio Transaction, on February 11, 2026, the Company entered into a Consent Agreement (the “Consent”) with CoBank, as Administrative Agent, and the Lenders and Voting Participants (constituting Required Lenders (as defined in the 2023 CoBank Credit Agreement)) party thereto, in connection with the 2023 CoBank Credit Agreement. Pursuant to the terms of the Consent, CoBank and the other Lenders and Voting Participants (constituting Required Lenders) party thereto consented to: (i) the consummation of the Tower Portfolio Transaction; (ii) the distributions of the Net Cash Proceeds (as defined in the 2023 CoBank Credit Agreement) from the Tower Portfolio Transaction to the Company and the minority shareholders of the Commnet Parties; (iii) the Net Cash Proceeds received from the Tower Portfolio Transaction being applied to the repayment of the outstanding 2023 CoBank Revolving Loan rather than the 2023 CoBank Term Loan; and (iv) to the extent that there are Net Cash Proceeds remaining after repaying the outstanding 2023 CoBank Revolving Loan, such Net Cash Proceeds being used by the Company and its subsidiaries for working capital and general corporate purposes. The Consent further provides for the release of the Liens (as defined in the 2023 CoBank Credit Agreement) on the assets being sold in connection with the Tower Portfolio Transaction.

In October 2023, the Company entered into a two-year, forward starting one-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, had a fixed SOFR rate of 4.90% and matured on November 13, 2025.

Letter of Credit Facility

On November 14, 2022, the Company entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of the Company and its subsidiaries. As of March 31, 2026, $38.9 million of Standby Letters of Credit had been issued under this agreement.

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

The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the 2022 Alaska Credit Facility (as defined below) in the amount of approximately $279 million plus accrued and unpaid interest, (b) to pay fees and expenses associated with the completion of this transaction, and (c) for general corporate purposes. As of March 31, 2026, $300.0 million was outstanding under the 2024 Alaska Term Facility.

Proceeds from the 2024 Alaska Revolving Facility are used, subject to certain limitations, (a) to issue letters of credit to replace or backstop existing letters of credit of Alaska Communications and its direct and indirect subsidiaries, and (b) for working capital purposes, capital expenditures and other general corporate purposes. As of March 31, 2026, $21.5 million was outstanding under the 2024 Alaska Revolving Facility and $0.6 million of letters of credit were issued. As a result, $67.9 million was available under the 2024 Alaska Revolving Facility as of March 31, 2026.

The 2024 Alaska Credit Facility also provides for incremental term loans (“Incremental Term Loans”) up to an aggregate principal amount of the greater of $91 million and Alaska Communications’ trailing consolidated twelve-month EBITDA (as defined in the 2024 Alaska Credit Agreement), subject to Alaska Communications meeting certain conditions.

In connection with the 2024 Alaska Credit Facility, the Company incurred $6.9 million of fees and rolled over $2.1 million of fees for the 2022 Alaska Credit Facility to be amortized over the life of the debt. As of March 31, 2026, the Company had $6.2 million of unamortized fees, which are being amortized over the life of the debt, associated with the 2024 Alaska Credit Facility.

Amounts outstanding under the 2024 Alaska Credit Facility bear an interest rate equal to, at the Company’s option, either (i) SOFR plus an applicable margin ranging between 3.00% to 4.50% or (ii) a base rate plus an applicable margin ranging from 2.00% to 3.50%. Swingline loans bear interest at the base rate plus the applicable margin for base rate loans. The Company also pays a fee ranging from 0.25% to 0.40% on the average daily unused portion of the 2024 Alaska Credit Facility over each calendar quarter.

Principal payments on the 2024 Alaska Term Facility are due quarterly commencing in the fourth quarter of 2026 in quarterly amounts as follows: from the fourth quarter of 2026 through the third quarter of 2027, $1,875,000; and from the fourth quarter of 2027 through the second quarter of 2029, $3,750,000. The remaining unpaid balance is due on the final maturity date. Alaska Communications may prepay all revolving loans under the 2024 Alaska Revolving Facility at any time without premium or penalty, subject to certain notice requirements and balance restrictions.

Alaska Communications is required to maintain financial ratios, including (a) a maximum Consolidated Net Total Leverage Ratio (as defined in the 2024 Alaska Credit Agreement) of 4.75:1.00, stepping down to 4.50:1.00 beginning with the third quarter of 2027, and stepping down to 4.25:1.00 beginning with the third quarter of 2028; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25:1.00. The 2024 Alaska Credit Agreement contains customary covenants restricting the incurrence or assumption of debt, granting or assuming liens, declaring dividends and making other restricted payments, making investments, dispositions, engaging in transactions with affiliates, changes to the nature of business, modifying organizational documents and material agreements, entering into sale and leaseback transactions, amending or making prepayments on certain subordinated debt, and entering into mergers and acquisitions. The 2024 Alaska Credit Agreement contains usual and customary affirmative and negative covenants of the parties for credit facilities of this type or as otherwise deemed appropriate by the administrative agent, subject to customary exceptions and materiality standards. As of March 31, 2026, Alaska Communications was in compliance with all financial covenants.

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

Alaska Interest Rate Swap Agreements

In November 2023, Alaska Communications entered into two forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200 million, with fixed SOFR rates of 4.8695% and 4.8980%. These swap agreements matured on June 30, 2025.

On September 26, 2025, Alaska Communications entered into four forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the four agreements was $200 million, with fixed SOFR rates ranging from 3.43% to 3.45% and have a maturity date of September 30, 2027. The swap agreements had a fair value of $0.5 million and $(0.5) million as of March 31, 2026 and December 31, 2025, respectively.

FirstNet Receivables Credit Facility

On March 26, 2020, Commnet Finance, a wholly owned subsidiary of Commnet Wireless, entered into a receivables credit facility with Commnet Wireless and CoBank (the “Receivables Credit Facility”).

The Receivables Credit Facility provided for a senior secured delayed draw term loan in an aggregate principal amount of up to $75.0 million with the proceeds used to acquire certain receivables from Commnet Wireless. The receivables financed and sold under the secured Receivables Credit Facility relate to the obligations of AT&T under the FirstNet Agreement.

On December 27, 2024, CoBank amended the Receivables Credit Facility and extended the delayed draw period to December 31, 2025. There were no further extensions of the draw period.

Interest on the loans accrue at a fixed annual interest rate ranging from 3.21% to 7.13%.

The Receivables Credit Facility contains customary events of termination, representations and warranties, affirmative and negative covenants and events of default customary for facilities of this type.

As of March 31, 2026, Commnet Wireless had $37.6 million outstanding, of which $8.9 million was classified as being current and $28.7 million as long-term on the Company’s balance sheet under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility, which are being amortized over the life of the debt and $0.3 million were unamortized as of March 31, 2026.

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

As of March 31, 2026, $2.0 million was outstanding under the 2025 IDB Revolving Facility and there were no outstanding borrowings under the 2025 IDB Term loan as of that date. As of March 31, 2026, OneGY was in compliance with all financial covenants.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent of the RUS noteholders. The agreements also contain a financial covenant that Sacred Wind was not in compliance with as of December 31, 2024. Sacred Wind submitted a corrective action plan to comply with the financial covenant by December 31, 2028. The corrective action plan was accepted by the RUS and, as of March 31, 2026, the Company was in compliance with that corrective action plan.

As of March 31, 2026, $20.5 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.6 million was current and $16.9 million was long term.

The mortgage notes carry fixed interest rates ranging from 0.88% to 5.0%.

USVI Debt

The Company, and certain of its subsidiaries, entered into a loan agreement (the “OneVI Debt Agreement”) for a $60.0 million loan (the “OneVI Debt”) with National Cooperative Services Corporation (“NCSC”) on July 1, 2016. The OneVI Debt Agreement contains customary representations, warranties, and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “OneVI Net Leverage Ratio”). This covenant is tested on an annual basis at the end of each fiscal year. Interest is paid quarterly at a fixed rate of 4.0% per annum and principal repayment was not required until maturity on July 1, 2026. Prepayment of amounts under the OneVI Debt Agreement are subject to a fee under certain circumstances. The debt is secured by certain assets of the OneVI subsidiaries and is guaranteed by the Company.

As of March 31, 2026, $60.0 million of the OneVI Debt remained outstanding. Of that amount, $3.4 million was current and $56.6 million was long term.

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

Debt Maturity

The table below summarizes the annual maturities of the Company’s debt instruments (amounts in thousands):

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other	Debt	Credit Facility
April 1, 2026 through December 31, 2026	$4,594	$4,215	$6,500	$15,309	$6,542
Year ending December 31, 2027	13,098	4,500	9,750	27,348	9,208
Year ending December 31, 2028	18,858	4,500	65,206	88,564	9,657
Year ending December 31, 2029	299,249	5,250	93,438	397,937	6,274
Year ending December 31, 2030	3,172	6,000	—	9,172	2,989
Thereafter	2,986	37,500	—	40,486	2,958
Total	341,957	61,965	174,894	578,816	37,628
Debt Discounts	(6,336)	(22)	(2,298)	(8,656)	(223)
Book Value as of March 31, 2026	$335,621	$61,943	$172,596	$570,160	$37,405

9. GOVERNMENT SUPPORT AND SPECTRUM MATTERS

Universal Service Fund and Other Domestic Funding Programs

The Company recognizes revenue from several government funded programs including but not limited to, as follows:

●	The Company receives federal Universal Service Fund (“USF”) support under the Alaska Connect Fund (“ACF”). Beginning January 1, 2025, the Company expects to receive $25.6 million per year until December 31, 2028. Beginning in 2029 and continuing through 2034, the amount of ACF support will be determined by the Federal Communications Commission (“FCC”) staff taking into consideration broadband deployment funded through the Broadband Equity Access and Deployment Program;
●	As part of the Enhanced Alternative Connect America Model (“E-ACAM”) funding available to the Company’s operations in the western US, the Company expects to receive approximately $9 million annually through 2029 before gradually increasing to $13 million annually in 2038. This funding is subject to a requirement to deploy voice and broadband service at speeds of 100/20 Mbps to all required locations by the end of the calendar 2038;
●	The Company receives $8.0 million per year in Connect America Fund II (“CAF II”) support in the rural southwest until July 2028;
●	The Company received $5.5 million annually in the US Virgin Islands through December 31, 2025. In September 2025, the Company requested that the FCC extend such support for at least one additional year. As of the date of this Report, the FCC had not yet acted on this request and, as a result, the Company is currently not receiving this support. If the FCC grants the Company’s request, it may or may not extend the Company’s support on a retroactive basis from December 31, 2025; and
●	The Company receives state USF support in Alaska of approximately $2.5 million annually.

As of March 31, 2026, the Company was in compliance in all material respects with its requirements associated with such funding.

The company participates in the FCC’s Rural Health Care Universal Service Support Mechanism (“RHC Program”). During the three months ended March 31, 2026 and 2025, the Company received $6.3 million and $4.4 million, respectively, related to RHC Program funding.

Revenue recognized from the USF High Cost Program, including the CAF II, ACF, and E-ACAM programs, is recognized as revenue from government grants.  Revenue from other programs is recognized in accordance with ASC 606.

The Company recorded the amounts below as communication services revenue for the reported periods (in thousands):

	Three months ended
	March 31, 2026

	US Telecom	International Telecom	Total

High cost support	$3,475	$—	$3,475
CAF II (including ACF)	8,268	—	8,268
RDOF	75	—	75
RHC	6,318	—	6,318
Other	1,442	3	1,445
Total	$19,578	$3	$19,581

	Three months ended
	March 31, 2025

	US Telecom	International Telecom	Total

High cost support	$3,115	$1,312	$4,427
CAF II (including ACF)	8,170	—	8,170
RDOF	75	—	75
RHC	4,363	—	4,363
Other	1,636	5	1,641
Total	$17,359	$1,317	$18,676

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

Amount
Grants awarded, December 31, 2025	$98,826
New grants	2,041
Construction complete	—
Grants awarded, March 31, 2026	$100,867

In addition, the Company partners with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”). These programs are administered by US government agencies to deploy broadband connectivity in certain underserved areas. The Company was identified as a sub recipient of grants under these programs totaling $239.0 million as of March 31, 2026. Under these grants the Company expects to enter into agreements to construct and operate the networks for the grant recipient. Once construction is complete the Company will hold a long-term lease to operate the network. The operating agreement will require the Company to meet certain minimum service requirements. Through March 31, 2026, the Company has received $37.7 million of funding under these programs and spent $40.4 million on construction obligations. These amounts are recorded as operating cash flows in the Company’s statement of cash flows.

Replace and Remove Program

In July 2022, the Company was approved to participate in the FCC’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of communications equipment and services in their networks that has been deemed to pose a national security risk. Pursuant to the Replace and Remove Program, the Company’s eligible subsidiaries were initially allocated up to approximately $207 million to replace, remove and securely destroy such communications equipment and services in the Company’s networks in the western US and in the US Virgin Islands; however, in December 2024, this program was fully funded for an increased allocation to the Company of an aggregate amount of approximately $517 million. The Replace and Remove Program requires each of the Company’s participating subsidiaries to complete the project no later than a specified deadline, which was recently extended through early November 2026.

A summary of the amounts spent and reimbursed under the Replace and Remove Program is below (in thousands):

	Capital	Operating	Total

Total spend, December 31, 2025	$194,897	$38,799	$233,696
Amounts spent	6,304	2,133	8,437
Amounts transferred	(9,030)	—	(9,030)
Total spend, March 31, 2026	$192,171	$40,932	$233,103

Total reimbursements, December 31, 2025	$(163,122)	$(38,682)	$(201,804)
Reimbursements received	(8,179)	(1,085)	(9,264)
Total reimbursements, March 31, 2026	$(171,301)	$(39,767)	$(211,068)

Amount pending reimbursement	$20,870	$1,165	$22,035

	Capital	Operating	Total

Total spend, December 31, 2024	$140,949	$27,446	$168,395
Amounts spent	11,051	2,625	13,676
Total spend, March 31, 2025	$152,000	$30,071	$182,071

Total reimbursements, December 31, 2024	$(103,540)	$(27,181)	$(130,721)
Reimbursements received	(16,211)	(2,890)	(19,101)
Total reimbursements, March 31, 2025	$(119,751)	$(30,071)	$(149,822)

Amount pending reimbursement	$32,249	$-	$32,249

At March 31, 2026, $14.5 million of the capital expenditures spent under the Replace and Remove Program were accrued and unpaid. Amounts identified as capital are recorded as investing cash flows and amounts identified as operating are recorded as operating cash flows in the Company’s statement of cash flows. During the three months ended March 31, 2026, the Company determined that reimbursement was not probable for $9.0 million of capital expenditures incurred under the Replace and Remove Program. As a result, the Company transferred $7.0 million to assets held for sale and the remaining $2.0 million to fixed assets. Except for this $9.0 million, the Company expects to be reimbursed, within the next twelve months, for all amounts spent.

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

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended
	March 31, 2026		March 31, 2025
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$17	$16	$20	$19
Non-operating expense
Interest cost	791	49	795	49
Expected return on plan assets	(626)	—	(749)	—
Amortization of unrecognized actuarial gain	(122)	(16)	(44)	(14)
Net periodic pension expense	$60	$49	$22	$54

The Company was not required to make contributions to its pension plans during the three months ended March 31, 2026 and 2025. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions to its pension plans during the three months ended March 31, 2026 and 2025.

11.  INCOME TAXES

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the US. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has reflected the impact of the enacted provisions in its financial statements for the three months ended, March 31, 2026, which were determined to be immaterial. The Company will continue to evaluate the impact of the OBBBA provisions effective in future years on the Company’s financial statements and related disclosures.

The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 was (84.1%) and 1.7%, respectively.

The Company recorded an income tax expense of $1.6 million in relation to a pretax loss of $1.9 million for the three months ended March 31, 2026. The effective tax rate for the three months ended March 31, 2026 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) the exclusion of losses in Alaska and the US Virgin Islands due to valuation allowance positions placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete expenses including $0.3 million for interest on prior years uncertain tax positions and $0.3 million in expense associated with stock option shortfalls.

The Company recorded an income tax benefit of $0.2 million in relation to a pretax loss of $11.6 million for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2025 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence, and (iii) discrete expenses including $0.6 million for interest on prior years uncertain tax positions and $0.5 million in expense associated with shortfalls from share-based compensation.

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

12. EARNINGS PER SHARE AND REDEEMABLE NONCONTROLLING INTERESTS

Earnings Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Three months ended March 31,
	2026	2025
Numerator:
Net loss attributable to ATN International, Inc. stockholders- Basic	(2,797)	(8,928)
Less: Preferred dividends	(1,594)	(1,458)
Net loss attributable to ATN International, Inc. common stockholders- Basic and Diluted	$(4,391)	$(10,386)

Denominator:
Weighted-average shares outstanding- Basic	15,283	15,131
Weighted-average shares outstanding- Diluted	15,283	15,131

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

For the three months ended March 31, 2026 and 2025, the Company allocated losses of $3.0 million and $3.6 million, respectively, to the redeemable common units representing their proportionate share of operating losses. The common units are carried at the higher of historical cost or fair value. The Alaska Communications common units were carried at a fair value of zero at both March 31, 2026 and December 31, 2025. The Alloy common units were carried at a fair value of $15.0 million, which was higher than the historical cost of $10.1 million at both March 31, 2026 and December 31, 2025.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for the three months ended March 31, 2026 and 2025 (in thousands):

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2025	$71,820	$15,001	$86,821
Accrued preferred dividend	1,594	—	1,594
Allocated net loss	—	(3,043)	(3,043)
Change in fair value	—	3,043	3,043
Balance, March 31, 2026	$73,414	$15,001	$88,415

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2024	$65,704	$10,599	$76,303
Accrued preferred dividend	1,458	—	1,458
Allocated net loss	—	(3,631)	(3,631)
Change in fair value	—	3,425	3,425
Balance, March 31, 2025	$67,162	$10,393	$77,555

13. SEGMENT REPORTING

Through March 31, 2026, the Company had the following two reportable and operating segments: (i) International Telecom and (ii) US Telecom.

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

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended March 31, 2026

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$5,176	$—	$—	$5,176
Mobility - Consumer	21,183	—	—	21,183
Total Mobility	26,359	—	—	26,359
Fixed - Business	18,747	29,927	—	48,674
Fixed - Consumer	41,840	22,154	—	63,994
Total Fixed	60,587	52,081	—	112,668
Carrier Services	4,197	31,889	—	36,086
Other	3,194	151	—	3,345
Total Communication Services Revenue	94,337	84,121	—	178,458
Construction	—	—	—	—
Other
Managed Services	1,721	2,040	—	3,761
Total other revenue	1,721	2,040	—	3,761
Total Revenue	96,058	86,161	—	182,219

Operating Expenses
Cost of communication services and other	33,629	43,797	—	77,426
Selling, general and administrative	28,141	22,872	5,163	56,176
Stock-based compensation	127	28	1,780	1,935
Transaction-related charges	—	17	816	833
Restructuring and reorganization expenses	745	191	789	1,725
Depreciation and amortization	13,574	16,858	724	31,156
Amortization of intangibles from acquisitions	241	255	—	496
Loss on disposition of assets, transfers and contingent consideration	378	404	—	782
Total Operating Expenses	76,835	84,422	9,272	170,529
Income (loss) from operations	19,223	1,739	(9,272)	11,690
Other expense
Interest income				132
Interest expense				(10,478)
Other expense				(3,232)
Other expense				(13,578)
Loss before income taxes				(1,888)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(2,606)	3,283	—	677

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

For the Three Months Ended March 31, 2025

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$4,849	$39	$—	$4,888
Mobility - Consumer	21,192	—	—	21,192
Total Mobility	26,041	39	—	26,080
Fixed - Business	18,493	29,244	—	47,737
Fixed - Consumer	42,872	22,415	—	65,287
Total Fixed	61,365	51,659	—	113,024
Carrier Services	3,904	29,227	—	33,131
Other	1,740	56	—	1,796
Total Communication Services Revenue	93,050	80,981	—	174,031
Construction	—	1,046	—	1,046
Other
Managed Services	1,446	2,771	—	4,217
Total Other Revenue	1,446	2,771	—	4,217
Total Revenue	94,496	84,798	—	179,294

Operating Expenses
Cost of communication services and other	34,963	43,261	—	78,224
Cost of construction revenue	—	1,501	—	1,501
Selling, general and administrative	27,143	22,521	5,564	55,228
Stock-based compensation	215	78	1,612	1,905
Transaction-related charges	—	—	1,436	1,436
Restructuring and reorganization expenses	1,506	134	190	1,830
Depreciation and amortization	15,377	18,284	866	34,527
Amortization of intangibles from acquisitions	251	975	—	1,226
(Gain) loss on disposition of assets, transfers and contingent consideration	291	459	—	750
Total Operating Expenses	79,746	87,213	9,668	176,627
Income (loss) from operations	14,750	(2,415)	(9,668)	2,667
Other expense
Interest income				272
Interest expense				(11,950)
Other expense				(2,568)
Other expense				(14,246)
Loss before income taxes				(11,579)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated

Net (income) loss attributable to non-controlling interests	(1,474)	3,933	—	2,459

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

Selected balance sheet data for each of the Company’s segments as of March 31, 2026 and December 31, 2025 consists of the following (in thousands):

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
March 31, 2026
Cash, cash equivalents, and restricted cash	$90,904	$32,110	$476	$123,490
Total current assets	179,405	136,978	18,742	335,125
Fixed assets, net	444,678	503,235	6,910	954,823
Goodwill	4,835	—	—	4,835
Total assets	707,281	878,236	89,136	1,674,653
Total current liabilities	109,039	120,212	47,644	276,895
Total debt, including current portion	61,943	335,621	172,596	570,160
December 31, 2025
Cash, cash equivalents, and restricted cash	$79,165	$35,915	$2,074	$117,154
Total current assets	165,341	141,592	20,943	327,876
Fixed assets, net	451,303	533,443	7,021	991,767
Goodwill	4,835	—	—	4,835
Total assets	701,579	881,968	89,707	1,673,254
Total current liabilities	97,305	120,637	45,157	263,099
Total debt, including current portion	59,952	329,034	176,181	565,167

For the three months ended March 31, 2026 and 2025, the Company spent $34.5 million and $43.3 million, respectively, on capital expenditures relating to its telecommunications networks and business support systems, of which $13.5 million and $22.4 million, respectively, are reimbursable under various government programs. The following notes the Company’s capital expenditures, by operating segment, for these periods (in thousands).

	Capital Expenditures

	International	US	Corporate and
Three months ended March 31,	Telecom	Telecom	Other (1)	Consolidated
2026	$8,261	$26,284	$—	$34,545
2025	10,803	32,472	2	43,277

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

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

With respect to all of the foregoing unresolved matters, the Company believes that some adverse outcome is probable and has accordingly accrued $17.4 million as of March 31, 2026 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) is intended to help the reader understand the Company, our operations and our present business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our MD&A for fiscal year 2025, which can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

In addition, the following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements and should be read in conjunction with these statements and notes thereto.

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

As of March 31, 2026, we offered the following services to our customers:

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

Through March 31, 2026, we identified two operating segments to manage and review our operations, as well as to support investor presentations of our results. These operating segments are as follows:

●	International Telecom. In our international markets, we offer fixed, carrier, mobility and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.
●	US Telecom. In the US, we offer fixed, carrier, and managed services to customers in Alaska and the western US.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served as of and for the three months ended March 31, 2026:

	International Telecom		US Telecom
Services	Markets	Tradenames (1)	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications, Brava	US (rural markets)	Choice NTUA Wireless
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic, Brava	US	Alaska Communications, Commnet, Choice NTUA Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands, Cayman Islands	One Communications, Essextel, Logic, Brava	US	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, Brava	US	Alaska Communications, Commnet
(1)	During 2025, we continued to unify branding across our networks, and we now sell Fixed and Mobility Services under the “One Communications” brand in Bermuda, Guyana and the US Virgin Islands. We refer to our business in Guyana as “OneGY” and we refer to our business in the US Virgin Islands as “OneVI” throughout this Report.

Tower Portfolio Transaction

On February 11, 2026, through certain Commnet subsidiaries, we entered into a Purchase and Sale Agreement (the “Transaction Agreement”) with EIP Holdings IV, LLC, an affiliate of Everest Infrastructure Partners, Inc. (“Everest”), to sell approximately 214 tower portfolio sites (representing the substantial majority of our Commnet tower portfolio and operations (the “Tower Portfolio”) to Everest for up to $297 million in cash consideration, subject to certain adjustments and prorations (the “Tower Portfolio Transaction”).

The Tower Portfolio Transaction may be completed in one or more closings. The Transaction Agreement sets forth certain conditions that must be satisfied prior to the conveyance of tower sites at a closing. During the period between signing and the initial closing, the parties will determine which tower sites within the Tower Portfolio have satisfied such conditions and are ready to be conveyed at the initial closing, which sites have not yet satisfied all such conditions but for which Everest is prepared to assume management pending satisfaction of such conditions, and which sites are not yet constructed or are subject to other conditions that will continue to be managed by us until such conditions are satisfied.

At the initial closing, we will enter into, among other ancillary agreements, (i) a management agreement for certain sites, (ii) master lease agreements, pursuant to which we will lease the requisite ground, tower, or other space of the conveyed tower site for our continued use, and (iii) a preferred backhaul agreement whereby we will become the preferred backhaul provider with respect to the conveyed tower sites.

The Transaction Agreement contains customary representations, warranties, covenants, and indemnities by each of the parties, and requires the receipt of certain consents and approvals prior to a closing. The waiting period required under the Hart-Scott Rodino Act of 1976 with respect to the Tower Portfolio Transaction expired in early March 2026. If the Transaction Agreement is terminated under certain circumstances that are not our fault, we will receive a termination fee equal to approximately $14.9 million.

We continue to expect the initial closing of the Tower Portfolio Transaction to occur in the second quarter of 2026 generating gross proceeds of approximately $250 million to $270 million. Subsequent closings, totaling approximately $27 million to $47 million, are anticipated to occur over the twelve months following the initial closing, subject to the achievement of specified construction and operational milestones at designated sites within the Tower Portfolio.

We now currently anticipate that approximately 45-55% of the amount of proceeds to be received at the initial closing will be subject to post-closing resolution, due to delays in obtaining ground lease assigning consents from government and tribal agencies, as well as other conditions being satisfied with respect to such sites.

Universal Service Fund and Other Domestic Funding Programs

In general, all telecommunications providers are obligated to contribute to the Universal Service Fund (“USF”), which is used to promote the availability of qualifying telecommunications and broadband service to low-income households, households located in rural and high-cost areas, and to schools, libraries, and rural health care providers. We contribute to the USF and also receive various forms of USF support. We are subject to audit by the Universal Service Administrative Company with respect to our federal contributions and our receipts of universal service funding. To our knowledge, as of the date of this Report, we were in compliance with, in all material respects, applicable federal and state USF assessment and support requirements.

USF High-Cost Support. The Federal Communications Commission’s (“FCC”) high-cost USF (or alternatives to former high-cost USF) mechanisms promote the deployment and operation of voice and broadband networks in areas where high costs would otherwise undermine the availability of service to consumers, including in rural, insular, and remote areas. High-cost support mechanisms generally include explicit conditions to deploy broadband to new locations and provide service meeting specified standards. We receive several forms of high-cost support, including but not limited to, as follows:

●	We receive federal USF support under the Alaska Connect Fund (“ACF”). Beginning January 1, 2025, we began receiving $25.6 million per year and expect such annual funding to continue until December 31, 2028. Beginning in 2029 and continuing through 2034, the amount of ACF support we receive will be determined by the FCC staff taking into consideration broadband deployment funded through the Broadband Equity Access and Deployment Program;
●	As part of the Enhanced Alternative Connect America Model (“E-ACAM”) funding available to our operations in the western US, we are estimated to receive approximately $9 million annually through 2029 before gradually increasing to $13 million annually in 2038. This funding is subject to a requirement to deploy voice and broadband service at speeds of 100/20 Mbps to all required locations by the end of calendar year 2028;
●	We expect to receive approximately $8 million per year in CAF II support in the rural southwest US until July 2028;
●	We received approximately $5.5 million annually in the US Virgin Islands through December 31, 2025. In September 2025, we requested that the FCC extend such support for at least one additional year. As of the date of this Report, the FCC had not yet acted on this request and, as a result, the Company is currently not receiving this support. If the FCC grants our request, it may or may not extend our support on a retroactive basis from December 31, 2025; and
●	We receive state USF support in Alaska of approximately $2.5 million annually.

As of March 31, 2026, we were in compliance in all material respects with requirements associated with such funding. If we fail to meet these obligations or require substantial additional capital expenditures to meet the obligations in a timely manner, our revenue, results of operations and liquidity may be materially adversely impacted.

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is generally distributed after we incur reimbursable costs. Once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants. As of March 31, 2026, we were awarded $100.9 million of construction grants that are pending completion.

During the three months ended March 31, 2026, we disbursed capital expenditures of $5.1 million under these programs and received reimbursement of $5.1 million. These cash flows are classified as investing activities in our statement of cash flows.

In addition, we partner with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”). These programs are administered by US government agencies to deploy broadband connectivity in certain underserved areas. We were identified as a sub recipient of grants under these programs totaling $239 million as of March 31, 2026. Through March 31, 2026, we received $37.7 million of funding under these programs and spent $40.4 million on construction obligations. These amounts are recorded as operating cash flows in the Company’s statement of cash flows.

Replace and Remove Program

In July 2022, we were approved to participate in the FCC’s Secure and Trusted Communications Network Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of communications equipment and services in their networks that has been deemed to pose a national security risk. Pursuant to the Replace and Remove Program, our eligible subsidiaries were initially allocated up to approximately $207 million to replace, remove and securely destroy such communications equipment and services in our networks in the western US and in the US Virgin Islands; however, in December 2024, this program was fully funded for an increased allocation to the Company of an aggregate amount of approximately $517 million. The Replace and Remove Program requires each of our participating subsidiaries to complete the project no later than a specified deadline, which was recently extended through early November 2026.

As of March 31, 2026, we had incurred total expenditures of $233.1 million related to this project, of which $8.4 million were incurred in 2026. Of these total expenditures, $192.2 million was classified as capital.

As of March 31, 2026, $14.5 million of capital expenditures was accrued and unpaid under the Replace and Remove Program. During the three months ended March 31, 2026, we received $9.3 million of reimbursement under the program, of which $1.1 million was classified as operating cash inflows and $8.2 million was classified as investing cash inflows in our statement of cash flows. During the three months ended March 31, 2026, we determined that reimbursement was not probable for $9.0 million of capital expenditures incurred under the Replace and Remove Program. As a result, we transferred $7.0 million to assets held for sale and the remaining $2.0 million to fixed assets. Except for this $9.0 million, the Company expects to be reimbursed, within the next twelve months, for all amounts spent.

Selected Segment Financial Information

Through March 31, 2026, the Company had the following two reportable and operating segments: (i) International Telecom and (ii) US Telecom.

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

The following represents selected segment information for the three months ended March 31, 2026 and 2025 (in thousands):

For the Three Months Ended March 31, 2026

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$5,176	$—	$—	$5,176
Mobility - Consumer	21,183	—	—	21,183
Total Mobility	26,359	—	—	26,359
Fixed - Business	18,747	29,927	—	48,674
Fixed - Consumer	41,840	22,154	—	63,994
Total Fixed	60,587	52,081	—	112,668
Carrier Services	4,197	31,889	—	36,086
Other	3,194	151	—	3,345
Total Communication Services Revenue	94,337	84,121	—	178,458
Construction	—	—	—	—
Other
Managed Services	1,721	2,040	—	3,761
Total other revenue	1,721	2,040	—	3,761
Total Revenue	96,058	86,161	—	182,219

Operating Expenses
Cost of communication services and other	33,629	43,797	—	77,426
Selling, general and administrative	28,141	22,872	5,163	56,176
Stock-based compensation	127	28	1,780	1,935
Transaction-related charges	—	17	816	833
Restructuring and reorganization expenses	745	191	789	1,725
Depreciation and amortization	13,574	16,858	724	31,156
Amortization of intangibles from acquisitions	241	255	—	496
Loss on disposition of assets, transfers and contingent consideration	378	404	—	782
Total Operating Expenses	76,835	84,422	9,272	170,529
Income (loss) from operations	19,223	1,739	(9,272)	11,690
Other expense
Interest income				132
Interest expense				(10,478)
Other expense				(3,232)
Other expense				(13,578)
Loss before income taxes				(1,888)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Net (income) loss attributable to non-controlling interests	(2,606)	3,283	—	677

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

For the Three Months Ended March 31, 2025

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Revenue
Communication Services
Mobility - Business	$4,849	$39	$—	$4,888
Mobility - Consumer	21,192	—	—	21,192
Total Mobility	26,041	39	—	26,080
Fixed - Business	18,493	29,244	—	47,737
Fixed - Consumer	42,872	22,415	—	65,287
Total Fixed	61,365	51,659	—	113,024
Carrier Services	3,904	29,227	—	33,131
Other	1,740	56	—	1,796
Total Communication Services Revenue	93,050	80,981	—	174,031
Construction	—	1,046	—	1,046
Other
Managed Services	1,446	2,771	—	4,217
Total Other Revenue	1,446	2,771	—	4,217
Total Revenue	94,496	84,798	—	179,294

Operating Expenses
Cost of communication services and other	34,963	43,261	—	78,224
Cost of construction revenue	—	1,501	—	1,501
Selling, general and administrative	27,143	22,521	5,564	55,228
Stock-based compensation	215	78	1,612	1,905
Transaction-related charges	—	—	1,436	1,436
Restructuring and reorganization expenses	1,506	134	190	1,830
Depreciation and amortization	15,377	18,284	866	34,527
Amortization of intangibles from acquisitions	251	975	—	1,226
(Gain) loss on disposition of assets, transfers and contingent consideration	291	459	—	750
Total Operating Expenses	79,746	87,213	9,668	176,627
Income (loss) from operations	14,750	(2,415)	(9,668)	2,667
Other expense
Interest income				272
Interest expense				(11,950)
Other expense				(2,568)
Other expense				(14,246)
Loss before income taxes				(11,579)

Other segment disclosures:
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated

Net (income) loss attributable to non-controlling interests	(1,474)	3,933	—	2,459

(1) Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

A comparison of our segment results for the three months ended March 31, 2026 and 2025 is as follows:

International Telecom. Revenues within our International Telecom segment increased $1.6 million, or 1.7%, to $96.1 million from $94.5 million for the three months ended March 31, 2026 and 2025, respectively, primarily due to an increase in revenues from ancillary services, increases in Mobility Services revenues as a result of an increase in subscribers and increases in Carrier Services revenue as a result of increased roaming.  These increases were partially offset by a reduction in revenue received from the FCC’s High-Cost Support Program in the US Virgin Islands, which was terminated on December 31, 2025.

Operating expenses within our International Telecom segment decreased by $2.9 million, or 3.6%, to $76.8 million from $79.7 million for the three months ended March 31, 2026 and 2025, respectively.  The net decrease was primarily the result of certain cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods as well as a decrease in depreciation and amortization expenses as a result of a reduction in capital expenditures in recent periods.

As a result, our International Telecom segment’s operating income increased $4.4 million, or 29.7%, to $19.2 million from $14.8 million for the three months ended March 31, 2026 and 2025, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $1.4 million, or 1.7%, to $86.2 million from $84.8 million for the three months ended March 31, 2026 and 2025, respectively, primarily as a result of a $2.7 million increase in Carrier Services revenue due to the transition of legacy roaming arrangements to carrier service management contracts. Partially offsetting this increase was a decline in the construction revenue of $1.0 million as a result of a decrease in the number of sites completed in 2026 as compared to 2025.

Operating expenses within our US Telecom segment decreased $2.8 million, or 3.2%, to $84.4 million from $87.2 million for the three months ended March 31, 2026 and 2025, respectively, as a result of the impact of certain cost savings initiatives, including the reorganizations and reductions in force, that were implemented in the current and previous periods.

As a result of the above, our US Telecom segment’s operating income increased to income of $1.7 million from a loss of $2.4 million for the three months ended March 31, 2026 and 2025, respectively.

The following represents a year over year discussion and analysis of our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended		Amount of	Percent
	March 31,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
REVENUE:
Communication services	$178,458	$174,031	$4,427	2.5%
Construction	—	1,046	(1,046)	(100.0)
Other	3,761	4,217	(456)	(10.8)
Total revenue	182,219	179,294	2,925	1.6
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communications services and other	77,426	78,224	(798)	(1.0)
Cost of construction revenue	—	1,501	(1,501)	(100.0)
Selling, general and administrative	56,176	55,228	948	1.7
Stock-based compensation	1,935	1,905	30	1.6
Transaction-related charges	833	1,436	(603)	(42.0)
Restructuring charges	1,725	1,830	(105)	(5.7)
Depreciation and amortization	31,156	34,527	(3,371)	(9.8)
Amortization of intangibles from acquisitions	496	1,226	(730)	(59.5)
Loss on disposition of long-lived assets, transfers and contingent consideration	782	750	32	4.3
Total operating expenses	170,529	176,627	(6,098)	(3.5)
Income from operations	11,690	2,667	9,023	338.3
OTHER INCOME (EXPENSE):
Interest income	132	272	(140)	(51.5)
Interest expense	(10,478)	(11,950)	1,472	(12.3)
Other expense	(3,232)	(2,568)	(664)	25.9
Other expense, net	(13,578)	(14,246)	668	(4.7)
LOSS BEFORE INCOME TAXES	(1,888)	(11,579)	9,691	(83.7)
Income tax expense (benefit)	1,586	(192)	1,778	(926.0)
NET LOSS	(3,474)	(11,387)	7,913	(69.5)
Net loss attributable to noncontrolling interests, net of tax:	677	2,459	(1,782)	(72.5)
NET LOSS ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(2,797)	$(8,928)	$6,131	(68.7)%

Communications Services Revenue

Mobility Services Revenue. Our Mobility Services revenue consists of revenue generated within our International Telecom segment by providing business and retail mobile voice and data services over our wireless networks, as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our subscribers.

Mobility Services revenue increased by $0.3 million, or 1.1%, to $26.4 million for the three months ended March 31, 2026 from $26.1 million for the three months ended March 31, 2025 as result of an increase in subscribers.

Mobility Services revenue within our International Telecom may continue to increase as a result of our continued network upgrades, marketing efforts and conversion of our current subscriber base to higher margin prepaid and postpaid plans. Such increases may, however, be negatively impacted by increased competition and regulatory changes.

Fixed Services Revenue. Fixed Services revenue is primarily generated by broadband, voice, and video service revenues provided to retail and business customers over our wireline networks. Fixed Services revenue within our US Telecom segment also includes awards from the CAF II program, the E-ACAM program, and the Alaska USF. Within our International Telecom segment, Fixed Services revenue includes funding, through December 31, 2025, under the FCC’s High-Cost Program in the US Virgin Islands.

Fixed Services revenue decreased by $0.3 million, or 0.3%, to $112.7 million from $113.0 million for the three months ended March 31, 2026 and 2025, respectively. This decrease primarily pertained to a decrease in Fixed Services revenue from business customers and consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed Services revenue decreased by $0.8 million, or 1.3%, to $60.6 million from $61.4 million for the three months ended March 31, 2026 and 2025, respectively. This decrease was primarily a result of the FCC’s High-Cost Support Program in the US Virgin Islands being terminated on December 31, 2025. This decrease was partially offset by an increase in subscribers.

●	US Telecom. Fixed Services revenue within our US Telecom segment increased by $0.4 million, or 0.8%, to $52.1 million from $51.7 million for the three months ended March 31, 2026 and 2025, respectively. This increase was primarily the result of increased revenue from the FCC’s High-Cost Program support in the southwest US.

Fixed Services revenue within our International Telecom segment may continue to increase as we expect the popularity of video and audio streaming, the demand for cloud services and smart home, business and city solutions to increase the demand for broadband and other data services from consumers, businesses and governments. However, such increases may be offset by a decrease in demand for our legacy services due to subscribers using alternative methods to receive video and audio content.

Within our US Telecom segment, we expect Fixed Services revenue to increase moderately as a result of an increase in government grants and our deployment of fiber and fiber-fed broadband access to both consumers and businesses.

Carrier Services Revenue. Carrier Services revenue is generated by both our International Telecom and US Telecom segments. Within our International Telecom segment, Carrier Services revenue includes international long-distance services, roaming revenues generated by other carriers’ customers roaming into our retail markets, transport services and access services provided to other telecommunications carriers. Within our US Telecom segment, Carrier Services revenue includes services provided under the Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we subsequently amended in May 2026 (the “FirstNet Agreement”) and Carrier Managed

Services Master Agreement that we subsequently amended in May 2026 (the “Verizon CMS Agreement”) with Cellco Partnership d/b/a Verizon Wireless (“Verizon”), wholesale roaming revenues, the provision of network switching services, tower lease revenue and other services provided to other carriers.

Carrier Services revenue increased by $3.0 million, or 9.1%, to $36.1 million from $33.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase within our segments consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $0.3 million, or 7.7%, to $4.2 million, from $3.9 million for the three months ended March 31, 2026 and 2025, respectively, primarily as a result of an increase in roaming revenues in some of our international markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment increased by $2.7 million, or 9.2%, to $31.9 million from $29.2 million, for the three months ended March 31, 2026 and 2025, respectively. This increase was primarily the result of the transition of legacy roaming arrangements to carrier service management contracts.

Within our International Telecom segment, Carrier Services revenue may continue to increase if international travel in our market grows.

Within our US Telecom segment, Carrier Services revenue is expected to decline upon the completion of the Tower Portfolio Transaction.

Other Communications Services Revenue. Other Communications Services revenue includes project-related revenue generated within both our International and US Telecom segments and ancillary services that the operations within our International Telecom segment provide to its retail subscribers. Other Communications Services revenue increased $1.5 million, or 83.3%, to $3.3 million from $1.8 million for the three months ended March 31, 2026 and 2025, respectively, as a result of an increase in revenue from ancillary services in our International Telecom segment.

Other Communication Services revenue may increase in future periods as the demand for ancillary services increase.

Construction Revenue

Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. As of December 31, 2025, we had substantially completed the build of AT&T’s network under the FirstNet Agreement. As a result, we did not record any construction revenue during the three months ended March 31, 2026. During the three months ended March 31, 2025, we recorded construction revenue of $1.0 million.

Other Revenue

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services.

Managed Services revenue decreased by $0.4 million, or 9.5%, to $3.8 million from $4.2 million for the three months ended March 31, 2026 and 2025, respectively. The net decrease consisted of a decrease within our US Telecom segment that was partially offset by an increase within our International Telcom segment, as detailed below:

●	International Telecom. Managed Services revenue in our International Telecom segment increased $0.3 million, or 21.4%, to $1.7 million from $1.4 million for the three months ended March 31, 2026 and 2025, respectively.
●	US Telecom. Within our US Telecom segment, Managed Services revenue decreased $0.8 million, or 28.6%, to $2.0 million from $2.8 million for the three months ended March 31, 2026 and 2025, respectively.

Managed Services revenue may increase in both our US and International Telecom segments as a result of our efforts to sell certain Managed Services solutions to primarily business customers in all of our markets.

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

Cost of communication services and other decreased by $0.8 million, or 1.0%, to $77.4 million from $78.2 million for the three months ended March 31, 2026 and 2025, respectively. The net decrease in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other decreased by $1.4 million, or 4.0%, to $33.6 million from $35.0 million, for the three months ended March 31, 2026 and 2025, respectively. This decrease was the result of the impact of cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $0.5 million, or 1.2%, to $43.8 million from $43.3 million for the three months ended March 31, 2026 and 2025, respectively. Such increase was the result of increased tower site expenses partially offset by the impact of certain cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods.

Cost of communication services in our International Telecom segment may decrease as a result of the ongoing cost reduction initiatives that commenced in previous periods, but such decrease may be partially offset by future inflationary pressure.

We expect that the cost of communication services, within our US Telecom segment, will increase upon the completion of the Tower Portfolio Transaction and may also increase as a result of future inflationary pressure. However, the impact of our cost reduction initiatives, that commenced in previous periods, may partially offset those increases.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. As of December 31, 2025, we had substantially completed the build of AT&T’s network under the FirstNet Agreement. As a result, we did not record any cost of construction revenue during the three months ended March 31, 2026. During the three months ended March 31, 2025, we recorded cost of construction revenue of $1.5 million.

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

Selling, general and administrative expenses increased by $1.0 million, or 1.8%, to $56.2 million from $55.2 million for the three months ended March 31, 2026 and 2025, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $1.0 million, or 3.7%, to $28.1 million from $27.1 million for the three months ended March 31, 2026 and 2025, respectively, as a result of an increase in marketing and personnel costs in certain markets that was partially offset by the impact of certain cost containment initiatives, including the reorganizations and reductions in force, that were implemented in the current and previous periods.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $0.4 million, or 1.8%, to $22.9 million from $22.5 million, for the three months ended March 31, 2026 and 2025, respectively, as a result of an increase in personnel costs partially offset by the impact of certain cost containment initiatives, including the reorganizations and reductions in force that were implemented in the current and previous periods.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead decreased by $0.4 million, or 7.1%, to $5.2 million from $5.6 million, for the three months ended March 31, 2026 and 2025, respectively, as a result of a decrease in certain professional fees.

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

Stock-based compensation for both the three months ended March 31, 2026 and 2025 was $1.9 million.

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

We incurred $0.8 million and $1.4 million of transaction-related charges during the three months ended March 31, 2026 and 2025, respectively. Such decrease was the result of the timing of our transaction-related charges.

Restructuring and reorganization expenses. In our efforts to advance our cost management actions to drive higher operating efficiencies and margins, we incurred certain restructuring and reorganization expenses, primarily reductions in force, totaling $0.7 million, $0.2 million and $0.8 million within our International Telecom segment, US Telecom segment and Corporate and Other segment, respectively, during the three months ended March 31, 2026.

We incurred restructuring and reorganization expenses of $1.5 million, $0.1 million and $0.2 million within our International Telecom segment, US Telecom segment and Corporate and Other segment, respectively, during the three months ended March 31, 2025.

Increase and decreases in restructuring and reorganization expenses within each segment are a result of the timing and magnitude of our reductions in force.

 Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses decreased by $3.3 million, or 9.6%, to $31.2 million from $34.5 million for the three months ended March 31, 2026 and 2025, respectively. The net decrease in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $1.8 million, or 11.7%, to $13.6 million from $15.4 million, for the three months ended March 31, 2026 and 2025, respectively. The decrease was the result of this segment’s reduction in capital expenditures in recent periods and certain assets becoming fully depreciated in recent periods.

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $1.4 million, or 7.7%, to $16.9 million from $18.3 million, for the three months ended March 31, 2026 and 2025, respectively. The decrease was the result of this segment’s reduction in capital expenditures in recent periods, certain assets becoming fully depreciated in recent periods, and the conclusion of the recording of depreciation expense related to assets that are held for sale in connection with the Tower Portfolio Transaction.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead to $0.7 million from $0.9 million, for the three months ended March 31, 2026 and 2025, respectively, primarily as a result of additional assets becoming fully depreciated in recent periods.

We expect depreciation and amortization expenses to continue to decrease as a result of an expected decline in capital expenditures and as a result of some of our previously acquired assets becoming fully depreciated.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions include the amortization of customer relationships and trade names related to our completed acquisitions.

Amortization of intangibles from acquisitions decreased by $0.7 million to $0.5 million from $1.2 million for the three months ended March 31, 2026 and 2025, respectively, as a result of certain assets being fully amortized in previous periods.

We expect that amortization of intangibles from acquisitions will continue to decrease in future periods as such assets continue to amortize.

Loss on disposition of assets, transfers and contingent consideration. During both the three months ended March 31, 2026 and 2025, we recorded a net loss on the disposition of assets and transfers of $0.8 million. Of this net loss, $0.4 million was recognized within both our International and US Telecom segments for the three-month period ended March 31, 2026, and $0.3 million and $0.5 million was recognized within our International and US Telecom segments, respectively, for the three-month period ended March 31, 2025

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances. Interest income was $0.1 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

Interest expense.   We incur interest expense on the 2023 CoBank Credit Facility, the 2024 Alaska Credit Facilities, the FirstNet Receivables Credit Facility, the IDB Credit Facilities, the Sacred Wind Term Debt and the OneVI

Debt (each as defined below). In addition, interest expense includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense decreased to $10.5 million from $12.0 million for the three months ended March 31, 2026 and 2025, respectively, as a result of reduced interest rates, which were impacted by certain interest rate swap agreements, on our borrowings.

Interest Expense. Interest expense in future periods may decline upon the completion of the Tower Portfolio Transaction if the proceeds from that transaction are used to reduce our debt balances.

Other expense. For the three months ended March 31, 2026, other expense was $3.2 million of expense primarily related to a $2.6 million loss from our noncontrolling investments and $0.4 million in losses on foreign currency transactions.

For the three months ended March 31, 2025, other expense was $2.6 million of expense primarily related to a non-operating employee-related matter and $0.4 million in losses on foreign currency transactions.

Income taxes. Our effective tax rates for the three months ended March 31, 2026 and 2025 were (84.1)% and 1.7%, respectively.

We recorded an income tax expense of $1.6 million in relation to a pretax loss of $1.9 million for the three months ended March 31, 2026. The effective tax rate for the three months ended March 31, 2026 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate, (ii) the exclusion of losses in Alaska and the US Virgin Islands due to valuation allowance positions placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete expenses including $0.3 million for interest on prior years uncertain tax positions and $0.3 million expense associated with stock option shortfalls.

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

Net loss attributable to noncontrolling interests, net of tax.  Net loss attributable to noncontrolling interests, net of tax reflected an allocation of $0.7 million and $2.5 million of losses generated by our less than wholly owned subsidiaries for the three months ended March 31, 2026 and 2025, respectively. Changes in net loss attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net income attributable to noncontrolling interests, net of tax increased by $1.1 million, or 73.3%, to an allocation of $2.6 million of income from an allocation of $1.5 million of income for the three months ended March 31, 2026 and 2025, respectively. The decrease was the result of increased profitability at certain less than wholly owned subsidiaries.

●	US Telecom. Within our US Telecom segment, net loss attributable to noncontrolling interests, net of tax decreased by $0.6 million, or 15.4%, to an allocation of losses of $3.3 million from an allocation of losses of $3.9 million for the three months ended March 31, 2026 and 2025. The decrease was a result of decreased losses at our less than wholly owned subsidiaries within this segment.

Net loss attributable to ATN International, Inc. stockholders.  Net loss attributable to ATN International, Inc. stockholders was $2.8 million for the three months ended March 31, 2026 as compared to $8.9 million for the three months ended March 31, 2025.

On a per diluted share basis, net loss was $0.29 per diluted share for the three months ended March 31, 2026 as compared to $0.69 per diluted share for the three months ended March 31, 2025. Such per share amounts were negatively impacted by accrued preferred dividends of $1.6 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For discussion of ongoing proceedings, see Note 14 to the Consolidated Financial Statements in this Report.

One Big Beautiful Bill Act

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the US. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company reflected the impact of the enacted provisions in its financial statements for the three months ended, March 31, 2026, which were determined to be immaterial. The Company will continue to evaluate the impact of the OBBBA provisions effective in future years on the Company’s financial statements and related disclosures.

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

Total liquidity.  As of March 31, 2026, we had approximately $123.5 million in cash, cash equivalents, and restricted cash. Of this amount, $73.9 million was held by our foreign subsidiaries and is indefinitely invested outside the US. In addition, we had approximately $570.2 million of debt, net of unamortized deferred financing costs as of March 31, 2026. How and when we deploy our balance sheet capacity, including the availability under our various credit facilities (as further described below), will figure prominently in our longer-term growth prospects and stockholder returns.

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

Cash used in investing activities. Cash used in investing activities decreased by $4.3 million to $20.8 million from $25.1 million for the three months ended March 31, 2026 and 2025, respectively. This year-over-year decrease in cash used in investing activities was primarily the result of a decrease in cash used for reimbursable capital expenditures of $8.9 million net of a $4.0 million decrease in cash inflows related to the reimbursement of capital expenditures under certain government programs. This decrease was partially offset by an increase in non-reimbursable capital expenditures of $0.2 million.

Cash used in financing activities. Cash used by financing activities decreased to $2.7 million from $2.8 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in cash used by financing activities of $0.1 million was primarily the result of a $1.1 million increase in cash used to repurchase our common stock from employees to satisfy certain tax withholding obligations and a $0.6 million increase in cash used for dividends paid to our stockholders. Such increases were offset by an increase in cash provided by funds payable and due to customers of $1.7 million.

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

For the three months ended March 31, 2026, we spent approximately $21.0 million for capital expenditures and $13.5 million for capital expenditures that are reimbursable under certain government programs. For the three months ended March 31, 2025, we spent approximately $20.8 million for capital expenditures and $22.4 million for capital expenditures that are reimbursable under certain government programs. The following shows our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Three months ended March 31,	Telecom	Telecom	Other (1)	Consolidated
2026	$8,261	$26,284	$—	$34,545
2025	10,803	32,472	2	43,277
(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

We are continuing to invest in our telecommunication networks along with our operating and business support systems in many of our markets. For the year ending December 31, 2026, such investments are expected to total approximately $105 million to $115 million of non-reimbursable capital expenditures and will primarily relate to network expansion and upgrades which are expected to further drive subscriber and revenue growth in future periods.

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

Dividends.   For the three months ended March 31, 2026, our Board of Directors declared $4.2 million of dividends to our stockholders which included a $0.275 per share dividend declared on March 18, 2026 and paid on April 10, 2026. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. Our Board of Directors has authorized the repurchase of up to $25.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”). We did not repurchase any of our common stock under the 2023 Repurchase Plan during either the three months ended March 31, 2026 or 2025. As of March 31, 2026, we had $15.0 million available to repurchase shares of our common stock under the 2023 Repurchase Plan.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $29.8 million for the three months ended March 31, 2026 as compared to $35.9 million for the three months ended March 31, 2025.  The decrease of $6.1 million was primarily related to a decrease in our net loss of $8.4 million offset by increased working capital requirements.

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

Amounts borrowed under the 2023 CoBank Credit Facility bear interest at a rate equal to, at our option, either (i) the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York plus an applicable margin ranging between 2.00% to 3.75% for the 2023 CoBank Term Loan and 1.75% to 3.50% for 2023 CoBank Revolving Loan or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.75% for the 2023 CoBank Term Loan and 0.75% to 2.50% for the 2023 CoBank Revolving Loan. Swingline loans bear interest at the base rate plus the applicable margin for base rate loans. The applicable margin is determined based on the Total Net Leverage Ratio (as defined in the 2023 CoBank Credit Agreement). We also pay a fee ranging from 0.25% to 0.50% on the average daily unused portion of the 2023 CoBank Credit Facility over each calendar quarter.

The 2023 CoBank Credit Agreement contains a financial covenant (as further defined in the 2023 CoBank Credit Agreement) that imposes a maximum Total Net Leverage Ratio of 3.25 to 1.0, measured quarterly, as well as customary representations, warranties and covenants, including covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. The 2023 CoBank Credit Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.

We capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility, which are being amortized over the life of the debt and $2.3 million were unamortized as of March 31, 2026.

As of March 31, 2026, we had $119.4 million outstanding under the 2023 CoBank Term Loan and $55.5 million under the 2023 CoBank Revolving Loan. As of that date, we had $114.5 million of availability under the 2023 CoBank Revolving Loan. We were in compliance with all financial covenants as of March 31, 2026.

In connection with the proposed Tower Portfolio Transaction, on February 11, 2026, the Company entered into a Consent Agreement (the “Consent”) with CoBank, as Administrative Agent, and the Lenders and Voting Participants (constituting Required Lenders (as defined in the 2023 CoBank Credit Agreement)) party thereto, in connection with the 2023 CoBank Credit Agreement. Pursuant to the terms of the Consent, CoBank and the other Lenders and Voting Participants (constituting Required Lenders) party thereto consented to: (i) the consummation of the Tower Portfolio Transaction; (ii) the distributions of the Net Cash Proceeds (as defined in the 2023 CoBank Credit Agreement) from the Tower Portfolio Transaction to the Company and the minority shareholders of the Commnet Parties; (iii) the Net Cash Proceeds received from the Tower Portfolio Transaction being applied to the repayment of the outstanding 2023 CoBank Revolving Loan rather than the 2023 CoBank Term Loan; and (iv) to the extent that there are Net Cash Proceeds remaining after repaying the outstanding 2023 CoBank Revolving Loan, such Net Cash Proceeds being used by the Company and its subsidiaries for working capital and general corporate purposes. The Consent further provides for the release of the Liens (as defined in the 2023 CoBank Credit Agreement) on the assets being sold in connection with the Tower Portfolio Transaction.

In October 2023, we entered into a two-year, forward starting one-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, had a fixed SOFR rate of 4.90% and matured on November 13, 2025.

Letter of Credit Facility

On November 14, 2022, we entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of us and our subsidiaries. As of March 31, 2026, $38.9 million of Standby Letters of Credit had been issued under this agreement.

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

The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the 2022 Alaska Credit Facility (as defined below) in the amount of approximately $279 million plus accrued and unpaid interest, (b) to pay fees and expenses associated with the completion of this transaction, and (c) for general corporate purposes. As of March 31, 2026, $300.0 million was outstanding under the 2024 Alaska Term Facility.

Proceeds from the 2024 Alaska Revolving Facility are used, subject to certain limitations, (a) to issue letters of credit to replace or backstop existing letters of credit of Alaska Communications and its direct and indirect subsidiaries, and (b) for working capital purposes, capital expenditures and other general corporate purposes. As of March 31, 2026, $21.5 million was outstanding under the 2024 Alaska Revolving Facility and $0.6 million of letters of credit were issued. As a result, $67.9 million was available under the 2024 Alaska Revolving Facility as of March 31, 2026.

The 2024 Alaska Credit Facility also provides for incremental term loans (“Incremental Term Loans”) up to an aggregate principal amount of the greater of $91 million and Alaska Communications’ trailing consolidated twelve-month EBITDA (as defined in the 2024 Alaska Credit Agreement), subject to Alaska Communications meeting certain conditions.

In connection with the 2024 Alaska Credit Facility, we incurred $6.9 million of fees and rolled over $2.1 million of fees for the 2022 Alaska Credit Facility to be amortized over the life of the debt. As of March 31, 2026, we had $6.2 million of unamortized fees, which are being amortized over the life of the debt, associated with the 2024 Alaska Credit Facility.

Amounts outstanding under the 2024 Alaska Credit Facility bear an interest rate equal to, at our option, either (i) the SOFR plus an applicable margin ranging between 3.00% to 4.50% or (ii) a base rate plus an applicable margin ranging from 2.00% to 3.50%. Swingline loans bear interest at the base rate plus the applicable margin for base rate loans. We also pay a fee ranging from 0.25% to 0.40% on the average daily unused portion of the 2024 Alaska Credit Facility over each calendar quarter.

Principal payments on the 2024 Alaska Term Facility are due quarterly commencing in the fourth quarter of 2026 in quarterly amounts as follows: from the fourth quarter of 2026 through the third quarter of 2027, $1,875,000; and from the fourth quarter of 2027 through the second quarter of 2029, $3,750,000. The remaining unpaid balance is due on the final maturity date. Alaska Communications may prepay all revolving loans under the 2024 Alaska Revolving Facility at any time without premium or penalty, subject to certain notice requirements and balance restrictions.

Alaska Communications is required to maintain financial ratios, including (a) a maximum Consolidated Net Total Leverage Ratio (as defined in the 2024 Alaska Credit Agreement) of 4.75:1.00, stepping down to 4.50:1.00 beginning with the third quarter of 2027, and stepping down to 4.25:1.00 beginning with the third quarter of 2028; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25:1.00. The 2024 Alaska Credit Agreement contains customary covenants restricting the incurrence or assumption of debt, granting or assuming liens, declaring dividends and making other restricted payments, making investments, dispositions, engaging in transactions with affiliates, changes to the nature of business, modifying organizational documents and material agreements, entering into sale and leaseback transactions, amending or making prepayments on certain subordinated debt, and entering into mergers and acquisitions. The 2024 Alaska Credit Agreement contains usual and customary affirmative and negative covenants of the parties for credit facilities of this type or as otherwise deemed appropriate by the administrative agent, subject to customary exceptions and materiality standards. As of March 31, 2026, Alaska Communications was in compliance with all financial covenants.

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

Alaska Interest Rate Swap Agreements

In November 2023, Alaska Communications entered into two forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200 million, with fixed SOFR rates of 4.8695% and 4.8980%. These swap agreements matured on June 30, 2025.

On September 26, 2025, Alaska Communications entered into four forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the four agreements was $200 million, with fixed SOFR rates ranging from 3.43% to 3.45% and have a maturity date of September 30, 2027. The swap agreements had a fair value of $0.5 million and $(0.5) million as of March 31, 2026 and December 31, 2025, respectively.

FirstNet Receivables Credit Facility

On March 26, 2020, Commnet Finance, a wholly owned subsidiary of Commnet Wireless, entered into a receivables credit facility with Commnet Wireless and CoBank (the “Receivables Credit Facility”).

The Receivables Credit Facility provided for a senior secured delayed draw term loan in an aggregate principal amount of up to $75.0 million with the proceeds used to acquire certain receivables from Commnet Wireless. The receivables financed and sold under the secured Receivables Credit Facility relate to the obligations of AT&T under the FirstNet Agreement.

On December 27, 2024, CoBank amended the Receivables Credit Facility and extended the delayed draw period to December 31, 2025. There were no further extensions of the draw period.

Interest on the loans accrue at a fixed annual interest rate ranging from 3.21% to 7.13%.

The Receivables Credit Facility contains customary events of termination, representations and warranties, affirmative and negative covenants and events of default customary for facilities of this type.

As of March 31, 2026, Commnet Wireless had $37.6 million outstanding, of which $8.9 million was classified as being current and $28.7 million as long-term on our balance sheet under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.3 million were unamortized as of March 31, 2026.

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

As of March 31, 2026, $2.0 million was outstanding under the 2025 IDB Revolving Facility and there were no outstanding borrowings under the 2025 IDB Term loan as of that date. As of March 31, 2026, OneGY was in compliance with all financial covenants.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent of the RUS noteholders. The agreements also contain a financial covenant that Sacred Wind was not in compliance with as of December 31, 2024. Sacred Wind submitted a corrective action plan to comply with the financial covenant by December 31, 2028. The corrective action plan was accepted by the RUS and, as of March 31, 2026, we were in compliance with that corrective action plan.

As of March 31, 2026, $20.5 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.6 million was current and $16.9 million was long term.

The mortgage notes carry fixed interest rates ranging from 0.88% to 5.0%.

USVI Debt

We, and certain of our subsidiaries, entered into a loan agreement (“OneVI Debt Agreement”) for a $60.0 million loan (the “OneVI Debt”) with National Cooperative Services Corporation (“NCSC”) on July 1, 2016. The OneVI Debt Agreement contains customary representations, warranties, and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “OneVI Net Leverage Ratio”). This covenant is tested on an annual basis at the end of each fiscal year. Interest is paid quarterly at a fixed rate of 4.0% per annum and principal repayment was not required until maturity on July 1, 2026. Prepayment of amounts under the OneVI Debt Agreement are subject to a fee under certain circumstances. The debt is secured by certain assets of the OneVI subsidiaries and is guaranteed by us.

As of March 31, 2026, $60.0 million of the OneVI Debt remained outstanding. Of that amount, $3.4 million was current and $56.6 million was long term.

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

Debt Maturity

The table below summarizes the annual maturities of our debt instruments (amounts in thousands):

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other	Debt	Credit Facility
April 1, 2026 through December 31, 2026	$4,594	$4,215	$6,500	$15,309	$6,542
Year ending December 31, 2027	13,098	4,500	9,750	27,348	9,208
Year ending December 31, 2028	18,858	4,500	65,206	88,564	9,657
Year ending December 31, 2029	299,249	5,250	93,438	397,937	6,274
Year ending December 31, 2030	3,172	6,000	—	9,172	2,989
Thereafter	2,986	37,500	—	40,486	2,958
Total	341,957	61,965	174,894	578,816	37,628
Debt Discounts	(6,336)	(22)	(2,298)	(8,656)	(223)
Book Value as of March 31, 2026	$335,621	$61,943	$172,596	$570,160	$37,405

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

In addition, the 2023 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2026, we were in compliance with all of the financial covenants of the 2023 CoBank Credit Facility.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During both the three months ended March 31, 2026 and 2025, we recorded $0.4 million in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

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

Tariffs

The US government has imposed tariffs on goods imported from various countries to the US, which have been modified, expanded, and in some cases eliminated since that time. Our business is not currently subject to these tariffs. Countries subject to such tariffs or other trade restrictions and other changes in trade policy by the US may, in the future, impose reciprocal or retaliatory tariffs and other trade measures that may impact our business. We are actively monitoring the tariff developments and analyzing the potential impacts on our businesses, cost structures, supply chain and broader economic environment. We are also working closely with our strategic suppliers to manage their potential impact.

The previously implemented tariffs did not have a material impact on our financial condition or results of operations during the three months ended March 31, 2026. However, due to the uncertainty with respect to such tariffs and their evolving nature, we cannot predict the impact, if any, they may have on our business or results in the future.

Availability Under Credit Facilities. In addition to future internally generated funds, we had the following available to us under our credit facilities as of December 31, 2025 and may be able to raise funds in the capital markets by making an offering under our universal shelf registration.

In addition to future internally generated funds, we had the following available to us under our credit facilities, as defined below, as of March 31, 2026 and may be able to raise funds in the capital markets by making an offering under our universal shelf registration.

Available as of
Credit Facility	March 31, 2026 (in millions)
2023 CoBank Credit Facility	$114.5
2024 Alaska Revolving Facility	67.9
2025 IDB Term Loan	30.0
2025 IDB Revolving Facility	8.0
Total available	$220.4

Critical Accounting Estimates

There were no changes to critical accounting estimates from those disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Interest Rate Sensitivity. As of March 31, 2026, we had $298.4 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 100-basis-point change in the interest rates on our variable rate debt would result in a $3.0 million change in our annual interest expense.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loans within our credit facilities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Part I, Item 1A “Risk Factors” of our 2025 Annual Report on Form 10-K. The risks described herein and in our 2025 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer. On December 14, 2023, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the “2023 Repurchase Plan”).  We have $15.0 million available to be repurchased under that plan as of March 31, 2026.

The following table reflects the repurchases by us of our common stock during the quarter ended March 31, 2026:

					(d)
					Maximum
					Number (or
				(c)	Approximate
			(b)	Total Number of	Dollar Value) of
	(a)		Average	Shares Purchased	Shares that May
	Total Number		Price	as Part of Publicly	be Purchased
	of Shares		Paid per	Announced Plans	Under the Plans or
Period	Purchased		Share	or Programs	Programs
January 1, 2026 — January 31, 2026	—		$—	—	$15,000,000
February 1, 2026 — February 28, 2026	—		—	—	15,000,000
March 1, 2026 — March 31, 2026	75,002	(1)	24.82	—	15,000,000

(1)	Shares purchased on March 7, 2026, March 12, 2026, March 13, 2026 and March 25, 2026, from our executive officers and other employees who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the 2023 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date such shares were purchased.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits:

10.1

Offer of Employment Letter, by and between ATN International, Inc. and Naji N. Khoury, dated as of April 1, 2026, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on April 7, 2026.

10.2

Restrictive Covenants Agreement, by and between ATN International, Inc. and Naji N. Khoury, dated as of April 1, 2026, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on April 7, 2026.

10.3

Consulting Services Agreement, by and between ATN International, Inc. and Brad W. Martin, dated as of April 6, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on April 7, 2026.

10.4*	Sixth Amendment to Network Build and Maintenance Agreement dated as of May 5, 2026 by and between Commnet Wireless, LLC and AT&T Mobility LLC.
10.5*	Letter Agreement, dated as of May 6, 2026, between Cellco Partnership dba Verizon Wireless and Commnet Wireless, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data file (formatted as Inline XBRL and embedded within Exhibit 101).

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

ATN International, Inc.

Date: May 11, 2026	/s/ Naji N. Khoury
Naji N. Khoury
Chief Executive Officer

Date: May 11, 2026	/s/ Carlos R. Doglioli
Carlos R. Doglioli
Chief Financial Officer