Form 10-Q
period 2026-06-30
ATN International, Inc.
filed 2026-08-10
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, the registrant had outstanding 15,403,357 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended June 30, 2026

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, the Company’s future financial performance, business goals and objectives, and results of operations, and management’s plans, expectations and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results. Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others: (1) the general performance of our operations, including operating margins, revenues, capital expenditures, the impact of cost savings initiatives and the retention of and future growth of our subscriber base; (2) our ability to satisfy outstanding conditions to complete subsequent closings with respect to our Tower Portfolio Transaction (as defined below); (3) the timing, manner and extent to which proceeds from the Tower Portfolio Transaction are deployed may be affected by future market conditions, potential changes in tax laws and the Company’s ability to develop corporate investment and strategic opportunities; (4) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (5) our ability to satisfy the needs and demands of our major carrier customers; (6) our ability to realize expansion plans for our fiber markets; (7) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (8) our ability to efficiently and cost-effectively upgrade our networks and information technology platforms to address rapid and significant technological changes in the telecommunications industry; (9) continued access to capital and credit markets on terms we deem favorable; (10) government subsidy program availability and regulation of the our businesses, which may impact the our telecommunications licenses, our revenues and operating costs; (11); the impact (if any) of geopolitical instability and US military presence in the Caribbean; (12) ongoing risk of an economic downturn, political, geopolitical and other risks and opportunities impacting our operations, including those resulting from changes and uncertainties related to trade policies or tariff regulations, financial market volatility and disruption, uncertain economic conditions in the US and abroad, inflationary concerns, and other macroeconomic headwinds including increased costs and supply chain disruptions; (13) management transitions, and the loss of, or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (14) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals; (15) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage and the impact of such events on the timing of project implementation and corresponding revenue; and (16) increased competition. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2026, and the other reports the Company files from time to time with the SEC. The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors that may affect such forward-looking statements, except as required by law.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Data)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$317,580	$102,491
Restricted cash	14,320	14,663
Short-term investments	396	395
Accounts receivable, net of allowances for credit losses of $17.0 million and $15.5 million, respectively	82,895	80,666
Government grant receivables	38,218	45,144
Customer receivable	9,094	8,783
Inventory, materials and supplies	12,374	14,332
Prepayments and other current assets	58,810	50,202
Assets held for sale	8,600	11,200
Total current assets	542,287	327,876

Fixed assets, net	947,213	991,767
Telecommunication licenses, net	105,486	105,486
Goodwill	4,835	4,835
Intangible assets, net	6,627	7,449
Operating lease right-of-use assets	132,379	98,158
Customer receivable - long term	30,329	35,128
Assets held for sale, net of current portion	6,926	—
Other assets	103,936	102,555
Total assets	$1,880,018	$1,673,254
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$23,721	$15,846
Current portion of customer receivable credit facility	8,999	8,784
Accounts payable and accrued liabilities	168,041	173,301
Dividends payable	4,467	4,196
Accrued taxes	52,960	7,596
Current portion of lease liabilities	18,999	13,891
Advance payments and deposits	55,496	39,485
Liabilities held for sale	139	—
Total current liabilities	332,822	263,099
Deferred income taxes	3,029	1,950
Lease liabilities, excluding current portion	106,530	75,277
Deferred revenue, long-term	43,202	46,888
Liabilities held for sale, net of current portion	136	—
Other liabilities	61,786	65,085
Customer receivable credit facility, net of current portion	26,228	30,834
Long-term debt, excluding current portion	489,592	549,321
Total liabilities	1,063,325	1,032,454
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	75,062	71,820
Common redeemable noncontrolling interests	22,331	15,001
Total redeemable noncontrolling interests	97,393	86,821
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 18,283,643 and 18,061,239 shares issued, respectively, 15,403,357 and 15,257,391 shares outstanding, respectively	183	181
Treasury stock, at cost; 2,880,286 and 2,803,848 shares, respectively	(105,086)	(103,183)
Additional paid-in capital	223,208	220,156
Retained earnings	463,935	312,407
Accumulated other comprehensive income	16,536	14,731
Total ATN International, Inc. stockholders’ equity	598,776	444,292
Noncontrolling interests	120,524	109,687
Total equity	719,300	553,979
Total liabilities, redeemable noncontrolling interests and equity	$1,880,018	$1,673,254

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
REVENUE:
Communication services	$180,141	$174,874	$358,599	$348,905
Construction	779	2,216	779	3,262
Other	3,584	4,210	7,344	8,427
Total revenue	184,504	181,300	366,722	360,594
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	78,450	77,165	155,876	155,389
Cost of construction revenue	990	2,183	990	3,684
Selling, general and administrative	55,319	56,160	111,494	111,390
Stock-based compensation	1,398	2,685	3,333	4,590
Transaction-related charges	6,319	193	7,152	1,628
Restructuring and reorganization expenses	2,583	4,907	4,309	6,737
Depreciation and amortization	30,160	33,863	61,316	68,390
Amortization of intangibles from acquisitions	493	1,226	990	2,452
(Gain) loss on disposition of assets, transfers and contingent consideration	(230,940)	2,685	(230,158)	3,434
Total operating expenses	(55,228)	181,067	115,302	357,694
Income from operations	239,732	233	251,420	2,900
OTHER INCOME (EXPENSE)
Interest income	501	132	633	404
Interest expense	(10,869)	(12,810)	(21,345)	(24,760)
Other expense	(747)	(591)	(3,979)	(3,158)
Other expense	(11,115)	(13,269)	(24,691)	(27,514)
INCOME (LOSS) BEFORE INCOME TAXES	228,617	(13,036)	226,729	(24,614)
Income tax expense (benefit)	42,092	(3,776)	43,678	(3,967)
NET INCOME (LOSS)	186,525	(9,260)	183,051	(20,647)
Net (income) loss attributable to noncontrolling interests, net of tax expense of $0.1 million, $(0.2) million, $0.2 million and $(0.4) million, respectively	(19,237)	2,234	(18,560)	4,693
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$167,288	$(7,026)	$164,491	$(15,954)
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$10.77	$(0.56)	$10.52	$(1.25)
Diluted	$10.71	$(0.56)	$10.44	$(1.25)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,384	15,223	15,334	15,177
Diluted	15,459	15,223	15,444	15,177
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.29	$0.275	$0.565	$0.515

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

(In Thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net Income (loss)	$186,525	$(9,260)	$183,051	$(20,647)
Other comprehensive income:
Unrealized gain on derivatives, net of tax expense of $0	774	426	1,805	857
Other comprehensive income, net of tax	774	426	1,805	857
Comprehensive income (loss)	187,299	(8,834)	184,856	(19,790)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(19,237)	2,234	(18,560)	4,693
Comprehensive income (loss) attributable to ATN International, Inc.	$168,062	$(6,600)	$166,296	$(15,097)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

(In Thousands, Except Per Share Data)

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, March 31, 2026	$183	$(105,046)	$221,936	$300,744	$15,762	$433,579	$111,996	$545,575
Issuance of 23,940 shares of common stock	—	—	—	—	—	—	—	—
Purchase of 1,436 shares of common stock	—	(40)	—	—	—	(40)	—	(40)
Stock-based compensation	—	—	1,272	—	—	1,272	126	1,398
Dividends declared on common stock ($0.29 per common share)	—	—	—	(4,467)	—	(4,467)	(1,410)	(5,877)
Repurchase of noncontrolling interests	—	—	—	—	—	—	(77)	(77)
Accrued dividend - redeemable preferred units	—	—	—	(1,648)	—	(1,648)	—	(1,648)
Deemed dividend - redeemable common units	—	—	—	2,018	—	2,018	(9,348)	(7,330)
Comprehensive income:
Net Income	—	—	—	167,288	—	167,288	19,237	186,525
Other comprehensive income	—	—	—	—	774	774	—	774
Total comprehensive loss	—	—	—	167,288	774	168,062	19,237	187,299
Balance, June 30, 2026	$183	$(105,086)	$223,208	$463,935	$16,536	$598,776	$120,524	$719,300

Balance, March 31, 2025	$180	$(103,143)	$214,362	$350,728	$11,208	$473,335	$107,385	$580,720
Issuance of 43,476 common units	1	—	(1)	—	—	—	—	—
Purchase of 2,615 shares of common stock	—	(40)	—	—	—	(40)	—	(40)
Stock-based compensation	—	—	2,495	—	—	2,495	191	2,686
Dividends declared on common stock ($0.275 per common share)	—	—	—	(4,196)	—	(4,196)	(1,404)	(5,600)
Accrued dividend - redeemable preferred units	—	—	—	(1,507)	—	(1,507)	—	(1,507)
Deemed dividend - redeemable common units	—	—	—	(4,768)	—	(4,768)	5,115	347
Comprehensive income:
Net loss	—	—	—	(7,026)	—	(7,026)	(2,234)	(9,260)
Other comprehensive income	—	—	—	—	426	426	—	426
Total comprehensive income (loss)	—	—	—	(7,026)	426	(6,600)	(2,234)	(8,834)
Balance, June 30, 2025	$181	$(103,183)	$216,856	$333,231	$11,634	$458,719	$109,053	$567,772

	Total Equity
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2025	$181	$(103,183)	$220,156	$312,407	$14,731	$444,292	$109,687	$553,979
Issuance of 222,404 shares of common stock	2	—	(2)	—	—	—	—	—
Purchase of 76,438 shares of common stock	—	(1,903)	—	—	—	(1,903)	—	(1,903)
Stock-based compensation	—	—	3,052	—	—	3,052	281	3,333
Dividends declared on common stock ($0.565 per common share)	—	—	—	(8,697)	—	(8,697)	(1,409)	(10,106)
Repurchase of noncontrolling interests	—	—	2	—	—	2	(289)	(287)
Accrued dividend - redeemable preferred units	—	—	—	(3,242)	—	(3,242)	—	(3,242)
Deemed dividend - redeemable common units	—	—	—	(1,024)	—	(1,024)	(6,306)	(7,330)
Comprehensive income:
Net income	—	—	—	164,491	—	164,491	18,560	183,051
Other comprehensive income	—	—	—	—	1,805	1,805	—	1,805
Total comprehensive income (loss)	—	—	—	164,491	1,805	166,296	18,560	184,856
Balance, June 30, 2026	$183	$(105,086)	$223,208	$463,935	$16,536	$598,776	$120,524	$719,300

Balance, December 31, 2024	$179	$(102,413)	$212,759	$368,191	$10,777	$489,493	$105,958	$595,451
Issuance of 181,489 common units	2	—	(2)	—	—	—	—	—
Repurchase of 38,314 shares of common stock	—	(770)	—	—	—	(770)	—	(770)
Stock-based compensation	—	—	4,106	—	—	4,106	484	4,590
Dividends declared on common stock ($0.515 per common share)	—	—	—	(7,848)	—	(7,848)	(1,404)	(9,252)
Repurchase of noncontrolling interests	—	—	(7)	—	—	(7)	(38)	(45)
Accrued dividend - redeemable preferred units	—	—	—	(2,965)	—	(2,965)	—	(2,965)
Deemed dividend - redeemable common units	—	—	—	(8,193)	—	(8,193)	8,746	553
Comprehensive income:
Net loss	—	—	—	(15,954)	—	(15,954)	(4,693)	(20,647)
Other comprehensive income	—	—	—	—	857	857	—	857
Total comprehensive income (loss)	—	—	—	(15,954)	857	(15,097)	(4,693)	(19,790)
Balance, June 30, 2025	$181	$(103,183)	$216,856	$333,231	$11,634	$458,719	$109,053	$567,772

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

(In Thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$183,051	$(20,647)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	61,316	68,390
Amortization of intangibles from acquisitions	990	2,452
Provision for doubtful accounts	4,245	4,135
Amortization of debt issuance costs	1,450	1,435
(Gain) loss on disposition of assets and contingent consideration	(230,158)	3,434
Stock-based compensation	3,333	4,590
Deferred income taxes	1,079	(5,432)
(Gain) loss on equity investments	2,396	(133)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable and government grant receivables	(6,700)	(10,148)
Customer receivable	4,487	1,780
Accrued taxes	42,295	1,666
Materials and supplies, prepayments, and other current assets	(5,437)	9,854
Accounts payable and accrued liabilities and advance payments and deposits	75	5,715
Other assets	(3,106)	(246)
Other liabilities	(5,775)	(7,002)
Net cash provided by operating activities	53,541	59,843
Cash flows from investing activities:
Capital expenditures	(38,259)	(42,016)
Government capital programs
Amounts disbursed	(27,007)	(45,906)
Amounts received	22,423	41,364
Purchase of investments - employee benefit plan	(28)	(28)
Proceeds from investments - employee benefit plan	—	729
Proceeds from Tower Portfolio Transaction	267,669	—
Proceeds from sale of spectrum	2,200	—
Proceeds from sale of assets	1,585	221
Net cash provided by (used in) investing activities	228,583	(45,636)
Cash flows from financing activities:
Dividends paid on common stock	(8,426)	(7,279)
Distributions to noncontrolling interests	(1,410)	(1,404)
Payment of debt issuance costs	(603)	(280)
Finance lease payments	(376)	(974)
Term loan - borrowings	5,000	—
Term loan - repayments	(5,009)	(3,314)
Revolving credit facility – borrowings	49,050	41,000
Revolving credit facility – repayments	(101,170)	(13,000)
Repayment of customer receivable credit facility	(4,449)	(4,071)
Purchases of common stock – stock- based compensation	(1,902)	(770)
Repurchases of noncontrolling interests	(288)	(44)
Funds payable and amounts due to customers	2,205	—
Net cash (used in) provided by financing activities	(67,378)	9,864
Net change in cash, cash equivalents, and restricted cash	214,746	24,071
Total cash, cash equivalents, and restricted cash, beginning of period	117,154	89,244
Total cash, cash equivalents, and restricted cash, end of period	$331,900	$113,315
Supplemental cash flow information:
Interest paid	$19,413	$22,968
Taxes paid	$2,423	$2,162
Dividends declared, not paid	$4,467	$4,196
Noncash investing activity:
Assets held for sale	$15,526	$7,757
Liabilities held for sale	$275	$—
Purchases of property, plant and equipment included in accounts payable and accrued expenses
Amounts accrued for reimbursable capital expenditures from government capital programs	$15,113	$18,279
Amounts accrued for non-reimbursable capital expenditures	$9,521	$8,936

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

As of June 30, 2026, the Company offered the following services to its customers:

●	Fixed Telecommunications Services (“Fixed Services”). The Company provides fixed data and voice telecommunications services to business and consumer customers, including high-speed broadband and enterprise data solutions. In select markets, fixed services also include video offerings and revenue derived from support under certain government programs.

●	Carrier Telecommunication Services (“Carrier Services”). The Company offers infrastructure services to other telecommunications providers, including the leasing of critical network infrastructure such as transport facilities, wholesale roaming, site maintenance and international long-distance services.

●	Mobile Telecommunications Services (“Mobility Services”). The Company offers mobile communications services over its wireless networks, including voice, messaging and data services along with related equipment, such as handsets, to both business and consumer customers.

●	Managed Services. The Company delivers information technology solutions, including network management, application support and infrastructure services to complement its fixed telecommunications services in its existing markets for the purpose of supporting both enterprise and residential users.

Through June 30, 2026, the Company identified two operating segments to manage and review its operations, as well as to support investor presentations of its results. These operating segments are as follows:

●	International Telecom. In the Company’s international markets, it offers fixed, carrier, mobility and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

●	US Telecom. In the US, the Company offers fixed, carrier, and managed services to customers in

Alaska and the western US.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reported its revenue and the markets it served during the three months ended June 30, 2026:

	International Telecom		US Telecom
Services	Markets	Tradenames (1)	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications, Brava	N/A	N/A
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic, Brava	US	Alaska Communications, Commnet, Choice NTUA Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands, Cayman Islands	One Communications, Essextel, Logic, Brava	US	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, Brava	US	Alaska Communications, Commnet
(1)	During 2025, the Company continued to unify branding across its networks, and the Company now sells Fixed and Mobility Services under the “One Communications” brand in Bermuda, Guyana and the US Virgin Islands. The Company refers to its business in Guyana as “OneGY” and its business in the US Virgin Islands as “OneVI” throughout this Report.

For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Restructuring and reorganization expense

The Company engages in restructuring and reorganization activities from time to time. These activities are primarily reduction in force costs incurred to increase operational efficiency and improve the Company’s operating margins. The Company’s 2025 reorganization plan began in January 2025 and ended on December 31, 2025. As of December 31, 2025, the Company recorded $10.2 million of costs under the 2025 reorganization plan and of that amount $0.9 million was accrued and payable as of June 30, 2026.

The Company’s 2026 reorganization plan began in January 2026. As of June, 30, 2026, the Company recorded $4.3 million of costs under the 2026 reorganization plan and of that amount $1.3 million was accrued and payable. A summary of the restructuring and reorganization costs for the three and six months ended June 30, 2026 is below (in thousands).

	Three months ended June 30, 2026
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Employee costs	$264	$330	$1,649	$2,243
Consulting costs	—	250	90	340
Total	$264	$580	$1,739	$2,583

	Six months ended June 30, 2026
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Employee costs	$1,009	$489	$1,689	$3,187
Consulting costs	—	282	840	1,122
Total	$1,009	$771	$2,529	$4,309

The Company is currently evaluating its reorganization plan for the second half of 2026.

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

3. DISPOSITIONS

US Telecom – Tower Portfolio Transaction

As previously disclosed, on February 11, 2026, through certain Commnet subsidiaries, the Company entered into a Purchase and Sale Agreement (the “Transaction Agreement”) with EIP Holdings IV, LLC, an affiliate of Everest Infrastructure Partners, Inc. (“Everest”), to sell approximately 214 tower portfolio sites (representing the substantial majority of its Commnet tower portfolio and operations, the “Tower Portfolio”) to Everest (the “Tower Portfolio Transaction”) for up to $297 million in cash consideration, subject to certain adjustments and prorations (the “Aggregate Consideration”).

On June 2, 2026 (the “Initial Closing Date”), the Company completed the initial closing of the Tower Portfolio Transaction (the “Initial Closing”), and the Company currently anticipates that it will complete the Tower Portfolio Transaction in one or more Subsequent Closings (as defined below) over the next eleven months. The Transaction Agreement sets forth certain conditions that must be satisfied prior to the conveyance of tower sites at a closing. In connection with the Initial Closing, the Company and Everest entered into an amendment to the Transaction Agreement to waive certain conditions to the Initial Closing and restate (i) the schedule of tower sites that were conveyed to Everest on the Initial Closing Date (the “Assigned Sites”), (ii) the list of tower sites that will be managed by Everest but still subject to certain managed site conditions prior to conveyance (the “Managed Sites”), and (iii) the list of tower sites that are still subject to certain managed site conditions and consideration has not been paid to date (the “Deferred Sites”). Everest will manage the Managed Sites until the conditions to their conveyance are satisfied, and such Managed Sites are transferred to Everest at one or more subsequent closings (each, a “Subsequent Closing”). At any Subsequent Closing at which one or more Deferred Sites are transferred, Everest will pay a portion of the Aggregate Consideration that is attributable to each Deferred Site. At the Initial Closing, the Company and Everest entered into, among other ancillary agreements, (i) the management agreement for the Managed Sites, (ii) master lease agreements, pursuant to which the Sale Site Subsidiary (as defined in the Transaction Agreement) will lease to the applicable Commnet Party the requisite ground, tower, or other space of the Assigned Sites (the “Leaseback”) for the Company’s continued use, and (iii) a preferred backhaul agreement whereby Commnet and/or one or more of its affiliates will become the preferred backhaul provider for Everest with respect to the Assigned Sites.

At the Initial Closing, Everest paid the Company $267.7 million in aggregate cash consideration (the “Initial Closing Cash Consideration”), of which $153.4 million is attributable to the Assigned Sites and $114.3 million is attributable to the Managed Sites. Of the Initial Closing Cash Consideration, $255.7 million was recorded as sale consideration and $12.0 million of such amount was deferred in advanced payments and deposits on the Company’s balance sheet as it is subject to the Company’s completion of certain conditions related to the Managed Sites. The Company can receive up to an additional $29.6 million of the Aggregate Consideration at Subsequent Closings for the Deferred Sites when and if closing conditions are satisfied or otherwise waived. The net book value of the assets and liabilities sold is listed in the table below (in thousands):

Consideration received	$255,669

Assets disposed:
Fixed assets	27,313
Other assets	1,056
Operating leases	4,432
Current portion of lease liabilities	(1,110)
Lease liabilities, excluding current portion	(3,080)
Other liabilities	(2,885)
Net assets disposed	25,726

Gain on sale of assets	229,943

Transaction costs	8,464

Gain on sale of assets after transaction costs	$221,479

The Company incurred $8.5 million of transaction related charges pertaining to legal, accounting, and consulting services associated with the Tower Portfolio Transaction, of this amount $6.3 million and $7.1 million was incurred during the three and six months ended June 30, 2026, respectively, and $1.4 million was incurred during 2025. The fixed assets disposed had useful lives between 6 and 15 years.

At June 30, 2026, the Company recorded its remaining Tower Portfolio assets and liabilities as held for sale. These assets will be transferred at Subsequent Closings when and if the closing conditions are satisfied or otherwise waived. The assets and liabilities recorded as held for sale consist of $6.6 million of fixed assets, $0.3 million of lease assets, and $0.3 million of lease liabilities, of which $0.2 million is for the current portion of lease liabilities.

Spectrum Sale

In June 2026, the Company entered into an agreement to sell certain telecommunication spectrum licenses located in the United States. Under the agreement, the Company will sell certain spectrum licenses for $37.8 million and the option to purchase additional licenses for a total of $3.2 million. Upon entering into the agreement, the Company received $2.2 million in consideration for the spectrum license purchase options. In total ,the licenses have a book value of $36.4 million and the sales proceeds could total up to $41.0 million. The transaction is subject to regulatory approval and the Company currently expects to complete the sale in 2027 and the options to acquire the additional spectrum licenses expires in 2029. The Company expects to recognize a gain of up to $4.6 million upon close of the transaction.

Equity Investments

During the year ended December 31 2025, the Company entered into an agreement to sell its India solar investment. As a result of this transaction, the Company recorded its equity investment as held for sale at December 31, 2025. The transaction price was reduced in 2026 resulting in a $2.6 million impairment being recorded in other income (expense) during the six months ended June 30, 2026. The sale of the operating assets was complete in March 2026 and the Company is awaiting distribution of its share of the sales proceeds. The Company expects its share of the sales proceeds to be approximately $8.6 million, which continues to be recorded as held for sale in the Company’s June 30, 2026 balance sheet. The Company expects to receive the proceeds in the second half of 2026.

Fixed Assets

During the three months ended June 30, 2026, the Company sold fixed assets related to certain real estate within its International Telecom segment for $1.3 million recognizing a gain of $1.1 million on the transaction.

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

Timing of Revenue Recognition

Revenue recognized consisted of the following for the periods presented below (in thousands):

	Three months ended June 30, 2026			Three months ended June 30, 2025
	International	US		International	US
	Telecom	Telecom	Total	Telecom	Telecom	Total
Services transferred over time	$92,210	$72,332	$164,542	$90,196	$69,474	$159,670
Goods and services transferred at a point in time	3,751	2,256	6,007	3,108	3,706	6,814
Total revenue accounted for under ASC 606	$95,961	$74,588	$170,549	$93,304	$73,180	$166,484
Operating lease income	234	1,871	2,105	221	1,827	2,048
Government support revenue (1)	—	11,850	11,850	1,370	11,398	12,768
Total revenue	$96,195	$88,309	$184,504	$94,895	$86,405	$181,300

	Six months ended June 30, 2026			Six months ended June 30, 2025
	International	US		International	US
	Telecom	Telecom	Total	Telecom	Telecom	Total
Services transferred over time	$184,379	$143,018	$327,397	$179,712	$138,179	$317,891
Goods and services transferred at a point in time	7,427	3,672	11,099	6,620	6,612	13,232
Total revenue accounted for under ASC 606	$191,806	$146,690	$338,496	$186,332	$144,791	$331,123
Operating lease income	446	4,112	4,558	376	3,655	4,031
Government support revenue (1)	—	23,668	23,668	2,682	22,758	25,440
Total revenue	$192,252	$174,470	$366,722	$189,390	$171,204	$360,594

(1)	Revenue recognized from CAF II and USF programs (each as defined below). Refer to Note 9.

Contract Assets and Liabilities

Contract assets and liabilities consisted of the following (amounts in thousands):

	June 30, 2026	December 31, 2025	$ Change	% Change
Contract asset – current	$4,083	$3,748	$335	8.9%
Contract asset – noncurrent	4,348	5,887	(1,539)	(26.1)%
Contract liability – current	(31,696)	(27,758)	(3,938)	14.2%
Contract liability – noncurrent	(45,017)	(48,084)	3,067	(6.4)%
Net contract liability	$(68,282)	$(66,207)	$(2,075)	3.1%

The increase in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and recognition of deferred revenue. During the six months ended June 30, 2026, the Company recognized revenue of $20.9 million related to its December 31, 2025 contract liability and amortized $2.3 million of the December 31, 2025 contract asset to revenue. During the six months ended June 30, 2025, the Company recognized revenue of $22.8 million related to its December 31, 2024 contract liability and amortized $2.1 million of the December 31, 2024 contract asset to revenue.

Contract Acquisition Costs

The June 30, 2026 and December 31, 2025 balance sheets include contract acquisition costs of $10.8 million and $11.2 million, respectively, in other assets. During the three and six months ended June 30, 2026, the Company amortized $1.8 million and $3.5 million, respectively, of contract acquisition costs. During the three and six months ended June 30, 2025, the Company amortized $1.7 million and $3.5 million, respectively, of contract acquisition costs.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear Mobility and Fixed communication services contracts, Managed Services contracts, and the Company’s Carrier Services construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $529 million at June 30, 2026. The Company expects to satisfy approximately 50% of the remaining performance obligations and recognize the transaction price within 24 months and approximately $57 million annually from 2028 through 2032. The Company omits performance obligations associated with a contract with a duration of one year or less and variable consideration under the right to invoice or wholly unsatisfied performance obligation practical expedients from this disclosure.

Disaggregation

The Company’s revenue is presented on a disaggregated basis in Note 13 based on an evaluation of disclosures outside the financial statements, information regularly reviewed by the chief operating decision makers for evaluating the financial performance of operating segments and other information that is used for performance evaluation and resource allocations. This includes revenue from Communication Services, Construction, and Other revenue. Communication Services revenue is further disaggregated into business and consumer Mobility, business and consumer Fixed, Carrier Services, and Other services. Other revenue is further disaggregated into Managed Services revenue.

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

The Company had gross accounts receivables of $99.9 million and $96.2 million as of June 30, 2026 and December 31, 2025, respectively. The Company also recorded allowances for credit losses against these receivables of $17.0 million and $15.5 million as of June 30, 2026 and December 31, 2025, respectively.

In addition, the Company also recorded a receivable under the Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that was subsequently amended in May 2026 (the “FirstNet Agreement”) totaling $39.4 million as of June 30, 2026, of which $9.1 million was current and $30.3 million was long-term, and had a receivable under that same agreement of $43.9 million as of December 31, 2025, of which $8.8 million was current and $35.1 million was long-term. As of June 30, 2026, the Company had recorded $38.2 million of receivables under certain government support agreements, which included $22.3 million under the Replace and Remove Program (as defined below) and $15.9 million related to the Company’s participation in other government support programs. As of December 31, 2025, the Company had recorded $45.1 million of receivables under certain government support agreements, which included $31.9 million under the Replace and Remove Program and $13.3 million under the Company’s participation in other government support programs (refer to Note 9).

The Company monitors receivables through the use of historical operating data adjusted for the expectation of future performance as appropriate. Activity in the allowance for credit losses is below (in thousands):

	Six months ended
	June 30, 2026	June 30, 2025

Balance at beginning of period	$15,508	$15,132
Current period provision for expected losses	4,245	4,135
Write-offs charged against the allowance	(3,061)	(5,326)
Recoveries collected	287	147
Balance at end of period	$16,979	$14,088

5. LEASES

Lessee Disclosure

The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between three (3) and ten (10) years, some of which include additional renewal options.

Supplemental lease information

The components of lease expense were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease cost:
Operating lease cost	$6,780	$6,074	$12,854	$11,981
Short-term lease cost	1,406	1,302	3,067	2,633
Variable lease cost	1,288	1,819	2,891	3,774
Total operating lease cost	$9,474	$9,195	$18,812	$18,388

Finance lease cost:
Amortization of right-of-use asset	$574	$1,901	$1,149	$3,780
Variable costs	87	134	195	422
Interest costs	77	85	157	174
Total finance lease cost	$738	$2,120	$1,501	$4,376

During the six months ended June 30, 2026 and 2025, the Company paid $11.3 million and $13.2 million, respectively, for operating lease liabilities. During the six months ended June 30, 2026 and 2025, the Company recorded $51.0 million and $13.1 million, respectively, of operating lease liabilities arising from right of use assets. The increase during the six months ended June 30, 2026 includes $43.8 million of operating lease liabilities arising from the Tower Portfolio Transaction for the Company’s continued use of the Tower Portfolio.

At June 30, 2026, finance leases with a net book value of $23.0 million were included in fixed assets, net. During the six months ended June 30, 2026, the Company paid $0.4 million of financing cash flows and $0.2 million of operating cash flows for finance lease liabilities. During the six months ended June 30, 2025, the Company paid $1.0 million of financing cash flows and $0.2 million of operating cash flows for finance lease liabilities. At June 30, 2026, finance leases had a lease liability of $3.5 million, of which $0.8 million was current.

At December 31, 2025, finance leases with a net book value of $24.2 million were included in fixed assets, net.

The weighted average remaining lease terms and discount rates as of June 30, 2026 and December 31, 2025 are set forth in the table below:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term
Operating leases	10.2 years	11.8 years
Financing leases	5.3 years	5.6 years

Weighted-average discount rate
Operating leases	7.3%	7.8%
Financing leases	8.8%	8.7%

Maturities of lease liabilities as of June 30, 2026 were as follows (in thousands):

	Operating Leases	Financing Leases
2026 (excluding the six months ended June 30, 2026)	13,405	514
2027	24,681	1,006
2028	20,631	737
2029	17,193	537
2030	15,794	527
Thereafter	93,357	1,130
Total lease payments	185,061	4,451
Less imputed interest	(63,006)	(977)
Total	$122,055	$3,474

Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

	Operating Leases	Financing Leases
2026	$18,712	$668
2027	17,143	996
2028	13,051	727
2029	9,395	527
2030	7,133	516
Thereafter	72,553	1,548
Total lease payments	137,987	4,982
Less imputed interest	(52,667)	(1,134)
Total	$85,320	$3,848

As of June 30, 2026, the Company did not have any material operating or finance leases that had not yet commenced.

Lessor Disclosure

The Company is the lessor in agreements to lease the use of its network assets including its wireless cell sites and buildings. For the six months ended June 30, 2026 and 2025, the Company recorded $4.6 million and $4.0 million, respectively, of lease income from agreements for which the Company is the lessor. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated (in thousands):

2026 (excluding the six months ended June 30, 2026)	$1,439
2027	1,859
2028	1,324
2029	1,281
2030	588
Thereafter	1,379
Total future lease payments	$7,870

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	June 30, 2026
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$396	$—	$—	$396
Employee benefit plan investments	2,488	—	—	2,488
Interest rate swap	—	1,261	—	1,261
Alloy contingent consideration (2)	—	—	(5,642)	(5,642)
Alaska Communications redeemable common units (3)	—	—	—	—
Warrants on Alaska Communications redeemable common units	—	—	—	—
Total assets and liabilities measured at fair value	$2,884	$1,261	$(5,642)	$(1,497)

	December 31, 2025
	Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Short term investments	$395	$—	$—	$395
Employee benefit plan investments	2,257	—	—	2,257
Interest rate swap	—	(545)	—	(545)
Alloy redeemable common units (1)	—	—	(15,000)	(15,000)
Alloy contingent consideration (2)	—	—	(9,545)	(9,545)
Alaska Communications redeemable common units (3)	—	—	—	—
Warrants on Alaska Communications redeemable common units	—	—	—	—
Total assets and liabilities measured at fair value	$2,652	$(545)	$(24,545)	$(22,438)

(1)	Represents redeemable common units in Alloy, Inc. (“Alloy”), the parent company of the Company’s operations in the southwest US. These units are carried at the higher or historical cost or fair value. At June 30, 2026, the historical cost of the units exceeded fair value and accordingly are not included in the above fair value table as of June 30, 2026.
(2)	Contingent consideration related to the 2022 acquisition of Sacred Wind. Amounts are payable in 2026, 2027 and 2028.
(3)	Represents redeemable common units in Alaska Communications.

Other Investments

The Company holds investments in equity securities consisting of noncontrolling investments in privately held companies. As of June 30, 2026, these investments were all accounted for under the measurement alternative for investments without a readily determinable value. A roll forward of the investments is set forth below (in thousands):

	Investments without a readily determinable fair value	Total
Balance, December 31, 2025	$36,646	$36,646
Impairments	(2,600)	(2,600)
Balance, June 30, 2026	$34,046	$34,046

Balance, December 31, 2024 and June 30, 2025	$41,956	$41,956

The balance at June 30, 2026 includes $8.6 million recorded as held for sale representing the Company’s India solar investment. The remaining $25.4 million of investments are included with other assets on the consolidated balance sheets.

Redeemable Common Units and Warrants

The Company issued redeemable common units, and warrants to purchase additional common units, in a subsidiary of the Company in conjunction with its acquisition of Alaska Communications. The Company also issued redeemable common units in the parent company of the Company’s operations in the southwest US, Alloy, in connection with its acquisition of Sacred Wind in 2022. The common units are carried at the higher of historical cost or fair value and the warrants to purchase common units are recorded at fair value in the Company’s financial statements. The instruments are redeemable at the option of the holder, beginning in November 2026 with respect to Alloy and with respect to Alaska Communications, at the earlier of its qualifying initial public offering or July 2028.

The fair value of the Alaska Communications common units and the warrants to purchase the Alaska Communications common units was zero at both June 30, 2026 and December 31, 2025. The Alloy common units were carried at a historical cost of $22.3 million at June 30, 2026 and fair value of $15.0 million at December 31, 2025, which exceeded its historical cost of $10.1 million at December 31, 2025. The Company calculates the fair value of the instruments using a combination of market and discounted cash flows approaches with Level 3 inputs.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of long-term debt is estimated using Level 2 inputs. At June 30, 2026, the fair value of long-term debt, including the current portion, was $520.3 million and its book value was $513.3 million. At December 31, 2025, the fair value of long-term debt, including the current portion, was $572.3 million and its book value was $565.2 million.

The fair value of the customer receivable credit facility is estimated using Level 2 inputs. At June 30, 2026, the fair value of the customer receivable credit facility, including the current portion, was $34.8. million and its book value was $35.2 million. At December 31, 2025, the fair value of the customer receivable credit facility, including the current portion, was $39.2 million and its book value was $39.6 million.

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

The Company capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility, which are being amortized over the life of the debt and $2.1 million were unamortized as of June 30, 2026.

In connection with the Tower Portfolio Transaction, on February 11, 2026, the Company entered into a Consent Agreement (the “Consent”) with CoBank, as Administrative Agent, and the Lenders and Voting Participants (constituting Required Lenders (as defined in the 2023 CoBank Credit Agreement)) party thereto, in connection with the 2023 CoBank Credit Agreement. Pursuant to the terms of the Consent, CoBank and the other Lenders and Voting Participants (constituting Required Lenders) party thereto consented to: (i) the consummation of the Tower Portfolio

Transaction; (ii) the distributions of the Net Cash Proceeds (as defined in the 2023 CoBank Credit Agreement) from the Tower Portfolio Transaction to the Company and the minority shareholders of the Commnet Parties; (iii) the Net Cash Proceeds received from the Tower Portfolio Transaction being applied to the repayment of the outstanding 2023 CoBank Revolving Loan rather than the 2023 CoBank Term Loan; and (iv) to the extent that there are Net Cash Proceeds remaining after repaying the outstanding 2023 CoBank Revolving Loan, such Net Cash Proceeds being used by the Company and its subsidiaries for working capital and general corporate purposes. The Consent further provides for the release of the Liens (as defined in the 2023 CoBank Credit Agreement) on the assets being sold in connection with the Tower Portfolio Transaction.

As of June 30, 2026, the Company had $117.8 million outstanding under the 2023 CoBank Term Loan and no outstanding borrowings under the 2023 CoBank Revolving Loan, as a result of the repayment of the outstanding 2023 CoBank Revolving Loan balance from Net Cash Proceeds from the Tower Portfolio Transaction. As of that date, the Company had $170.0 million of remaining availability under the 2023 CoBank Revolving Loan. The Company was in compliance with all financial covenants as of June 30, 2026.

In October 2023, the Company entered into a two-year, forward starting one-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, had a fixed SOFR rate of 4.896% and matured on November 13, 2025.

Letter of Credit Facility

On November 14, 2022, the Company entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of the Company and its subsidiaries. As of June 30, 2026, $39.0 million of Standby Letters of Credit had been issued under this agreement.

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

The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the 2022 Alaska Credit Facility (as defined below) in the amount of approximately $279 million plus accrued and unpaid interest, (b) to pay fees and expenses associated with the completion of this transaction, and (c) for general corporate purposes. As of June 30, 2026, $300.0 million was outstanding under the 2024 Alaska Term Facility.

Proceeds from the 2024 Alaska Revolving Facility are used, subject to certain limitations, (a) to issue letters of credit to replace or backstop existing letters of credit of Alaska Communications and its direct and indirect subsidiaries, and (b) for working capital purposes, capital expenditures and other general corporate purposes. As of June 30, 2026, $20.0 million was outstanding under the 2024 Alaska Revolving Facility and $0.6 million of letters of credit were issued. As a result, $69.4 million was available under the 2024 Alaska Revolving Facility as of June 30, 2026.

The 2024 Alaska Credit Facility also provides for incremental term loans (“Incremental Term Loans”) up to an aggregate principal amount of the greater of $91 million and Alaska Communications’ trailing consolidated twelve-month EBITDA (as defined in the 2024 Alaska Credit Agreement), subject to Alaska Communications meeting certain conditions.

In connection with the 2024 Alaska Credit Facility, the Company incurred $6.9 million of fees and rolled over $2.1 million of fees for the 2022 Alaska Credit Facility to be amortized over the life of the debt. As of June 30, 2026, the Company had $5.7 million of unamortized fees, which are being amortized over the life of the debt, associated with the 2024 Alaska Credit Facility.

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

Alaska Communications is required to maintain financial ratios, including (a) a maximum Consolidated Net Total Leverage Ratio (as defined in the 2024 Alaska Credit Agreement) of 4.75:1.00, stepping down to 4.50:1.00 beginning with the third quarter of 2027, and stepping down to 4.25:1.00 beginning with the third quarter of 2028; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25:1.00. The 2024 Alaska Credit Agreement contains customary covenants restricting the incurrence or assumption of debt, granting or assuming liens, declaring dividends and making other restricted payments, making investments, dispositions, engaging in transactions with affiliates, changes to the nature of business, modifying organizational documents and material agreements, entering into sale and leaseback transactions, amending or making prepayments on certain subordinated debt, and entering into mergers and acquisitions. The 2024 Alaska Credit Agreement contains usual and customary affirmative and negative covenants of the parties for credit facilities of this type or as otherwise deemed appropriate by the administrative agent, subject to customary exceptions and materiality standards. As of June 30, 2026, Alaska Communications was in compliance with all financial covenants.

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

On September 26, 2025, Alaska Communications entered into four forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the four agreements was $200 million, with fixed SOFR rates ranging from 3.43% to 3.45% and have a maturity date of September 30, 2027. The swap agreements had a fair value of $1.3 million and $(0.5) million as of June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026, Commnet Wireless had $35.4 million outstanding, of which $9.0 million was classified as being current and $26.4 million as long-term on the Company’s balance sheet under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility, which are being amortized over the life of the debt and $0.2 million were unamortized as of June 30, 2026.

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

The 2025 IDB Credit Agreement contains financial covenants that impose on OneGY: 1) a maximum Net Financial Debt to EBITDA Ratio; 2) a maximum Debt to Equity ratio; and 3) a minimum EBITDA to Net Financial Expense Ratio (each as defined in the 2025 IDB Credit Agreement), as well as customary representations, warranties and covenants. The 2025 IDB Credit Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.

The Company capitalized $1.1 million of fees associated with the 2025 IDB Credit Facilities, which are being amortized over the life of the debt and $1.0 million were unamortized as of June 30, 2026.

As of June 30, 2026, there were no outstanding borrowings under the 2025 IDB Revolving Facility and there was $5.0 million under the 2025 IDB Term loan as of that date. As of June 30, 2026, OneGY was in compliance with all financial covenants.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent of the RUS noteholders. The agreements also contain a financial covenant that Sacred Wind was not in compliance with as of December 31, 2024. Sacred Wind submitted a corrective action plan to comply with the financial covenant by December 31, 2028. The corrective action plan was accepted by the RUS and, as of June 30, 2026, the Company was in compliance with that corrective action plan.

As of June 30, 2026, $19.6 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.6 million was current and $16.0 million was long term.

The mortgage notes carry fixed interest rates ranging from 0.88% to 5.0%.

USVI Debt

The Company, and certain of its subsidiaries, entered into a loan agreement (the “OneVI Debt Agreement”) for a $60.0 million loan (the “OneVI Debt”) with National Cooperative Services Corporation (“NCSC”) on July 1, 2016. The OneVI Debt Agreement contains customary representations, warranties, and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “OneVI Net Leverage Ratio”). On May 5, 2022, the Net Leverage Ratio was amended to 7.0 to 1.0 through the original maturity date. This covenant is tested on an annual basis at the end of each fiscal year and the Company was in compliance with the OneVI Net Leverage Ratio as of December 31, 2025. Interest was paid quarterly at a fixed rate of 4.0% per annum through June 30, 2026. The debt is secured by certain assets of the OneVI subsidiaries and is guaranteed by the Company.

On November 5, 2025, the Company and certain of its subsidiaries (the “OneVI Borrowers”) amended the OneVI Debt Agreement (the “OneVI Debt Amendment”) to extend the maturity date of the OneVI Debt from July 1, 2026 to July 1, 2035 (the “Extended Maturity Date”). The OneVI Debt Amendment further provided that the OneVI Debt would continue to accrue interest at the then current fixed 4.0% rate through June 30, 2026 and, beginning on July 1, 2026, NCSC offered, at the Borrowers’ option, a forward fixed rate or variable rate of interest for the remainder of the term of the OneVI Debt through the Extended Maturity Date. The OneVI Borrowers elected the variable rate, which is NCSC’s standard variable rate of interest for long-term loans and subject to change monthly, and the OneVI Borrowers have the option to convert all or a portion of principal outstanding as of the date specified in the Conversion Notice (as defined in the OneVI Debt Agreement), to NCSC’s standard fixed interest rates for long-term loans at any time thereafter without a fee.

Additionally, the OneVI Debt Amendment provided that the OneVI Debt would continue to require interest-only payments at the then current rate through June 30, 2026; beginning on July 1, 2026, the OneVI Debt became subject to a quarterly repayment schedule.

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

As of June 30, 2026, $60.0 million of the OneVI Debt was outstanding. Of that amount, $4.5 million was current and $55.5 million was long term.

Debt Maturity

The table below summarizes the annual maturities of the Company’s debt instruments (amounts in thousands):

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other	Debt	Credit Facility
July 1, 2026 through December 31, 2026	$3,710	$2,250	$4,875	$10,835	$4,335
Year ending December 31, 2027	13,098	5,000	9,750	27,848	9,208
Year ending December 31, 2028	18,858	5,000	9,750	33,608	9,657
Year ending December 31, 2029	297,749	5,750	93,438	396,937	6,274
Year ending December 31, 2030	3,172	6,500	—	9,672	2,989
Thereafter	2,985	40,500	—	43,485	2,958
Total	339,572	65,000	117,813	522,385	35,421
Debt Discounts	(5,874)	(1,091)	(2,107)	(9,072)	(194)
Book Value as of June 30, 2026	$333,698	$63,909	$115,706	$513,313	$35,227

9. GOVERNMENT SUPPORT AND SPECTRUM MATTERS

Universal Service Fund and Other Domestic Funding Programs

The Company recognizes revenue from several government funded programs including but not limited to, as follows:

●	The Company receives federal Universal Service Fund (“USF”) support under the Alaska Connect Fund (“ACF”). Beginning January 1, 2025, the Company began receiving $25.6 million per year and expects to continue receiving such annual funding until December 31, 2028. Beginning in 2029 and continuing through 2034, the amount of ACF support will be determined by the Federal Communications Commission (“FCC”) staff taking into consideration broadband deployment funded through the Broadband Equity Access and Deployment Program;
●	As part of the Enhanced Alternative Connect America Model (“E-ACAM”) funding available to the Company’s operations in the western US, the Company expects to receive approximately $9 million annually through 2029 before gradually increasing to $13 million annually in 2038. This funding is subject to a requirement to deploy voice and broadband service at speeds of 100/20 Mbps to all required locations by the end of the calendar 2038;
●	The Company receives $8.0 million per year in Connect America Fund II (“CAF II”) support in the rural southwest until July 2028;
●	The Company received $5.5 million annually in the US Virgin Islands through December 31, 2025; and
●	The Company receives state USF support in Alaska of approximately $2.5 million annually.

As of June 30, 2026, the Company was in compliance in all material respects with its requirements associated with such funding.

The company participates in the FCC’s Rural Health Care Universal Service Support Mechanism (“RHC Program”). During the three months ended June 30, 2026 and 2025, the Company received $6.6 million and $4.4 million, respectively, related to RHC Program funding. During the six months ended June 30, 2026 and 2025, the Company received $12.9 million and $8.7 million, respectively, related to RHC Program funding.

Revenue recognized from the USF High Cost Program, including the CAF II, ACF, and E-ACAM programs, is recognized as revenue from government grants.  Revenue from other programs is recognized in accordance with ASC 606.

The Company recorded the amounts below as communication services revenue for the reported periods (in thousands):

	Three months ended			Three months ended
	June 30, 2026			June 30, 2025

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$3,495	$—	$3,495	$3,101	$1,370	$4,471
CAF II (including ACF)	8,280	—	8,280	8,227	—	8,227
RDOF	75	—	75	69	—	69
RHC	6,563	—	6,563	4,353	—	4,353
Other	1,461	4	1,465	1,567	4	1,571
Total	$19,874	$4	$19,878	$17,317	$1,374	$18,691

	Six months ended			Six months ended
	June 30, 2026			June 30, 2025

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$6,970	$—	$6,970	$6,216	$2,683	$8,899
CAF II (including ACF)	16,548	—	16,548	16,397	—	16,397
RDOF	150	—	150	144	—	144
RHC	12,881	—	12,881	8,715	—	8,715
Other	2,904	6	2,910	3,204	8	3,212
Total	$39,453	$6	$39,459	$34,676	$2,691	$37,367

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

Amount
Grants awarded, December 31, 2025	$98,826
New grants	2,041
Construction complete	—
Grants awarded, June 30, 2026	$100,867

During the six months ended June 30, 2026, the Company disbursed capital expenditures of $9.5 million under these programs and received reimbursement of $8.1 million. These cash flows are classified as investing activities in the Company’s statement of cash flows.

In addition, the Company partners with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”). These programs are administered by US government agencies to deploy broadband connectivity in certain underserved areas. The Company was identified as a sub recipient of grants under these programs totaling $239.0 million as of June 30, 2026. Under these grants the Company expects to enter into agreements to construct and operate the networks for the grant recipient. Once construction is complete the Company will hold a long-term lease to operate the network. The operating agreement will require the Company to meet certain minimum service requirements. Through June 30, 2026, the Company has received $41.8 million of funding under these programs and spent $45.0 million on construction obligations. These amounts are recorded as operating cash flows in the Company’s statement of cash flows.

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

A summary of the amounts spent and reimbursed under the Replace and Remove Program is below (in thousands):

	Capital	Operating	Total

Total spend, December 31, 2025	$194,897	$38,799	$233,696
Amounts spent	12,484	2,869	15,353
Amounts transferred	(9,030)	—	(9,030)
Total spend, June 30, 2026	$198,351	$41,668	$240,019

Total reimbursements, December 31, 2025	$(163,122)	$(38,682)	$(201,804)
Reimbursements received	(14,336)	(1,540)	(15,876)
Total reimbursements, June 30, 2026	$(177,458)	$(40,222)	$(217,680)

Amount pending reimbursement	$20,893	$1,446	$22,339

	Capital	Operating	Total

Total spend, December 31, 2024	$140,949	$27,446	$168,395
Amounts spent	26,878	5,211	32,089
Total spend, June 30, 2025	$167,827	$32,657	$200,484

Total reimbursements, December 31, 2024	$(103,540)	$(27,181)	$(130,721)
Reimbursements received	(31,940)	(5,086)	(37,026)
Total reimbursements, June 30, 2025	$(135,480)	$(32,267)	$(167,747)

Amount pending reimbursement	$32,347	$390	$32,737

At June 30, 2026, $12.5 million of the capital expenditures spent under the Replace and Remove Program were accrued and unpaid. Amounts identified as capital are recorded as investing cash flows and amounts identified as operating are recorded as operating cash flows in the Company’s statement of cash flows. During the six months ended June 30, 2026, the Company determined that reimbursement was not probable for $9.0 million of capital expenditures incurred under the Replace and Remove Program. As a result, the Company transferred $9.0 million to fixed assets. Except for this $9.0 million, the Company expects to be reimbursed, within the next twelve months, for all amounts spent.

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

The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended				Six months ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$17	$16	$20	$19	$34	$31	$40	$38
Non-operating expense
Interest cost	791	49	795	49	1,582	97	1,591	98
Expected return on plan assets	(626)	—	(749)	—	(1,252)	—	(1,500)	—
Amortization of unrecognized actuarial gain	(122)	(16)	(44)	(14)	(244)	(33)	(87)	(27)
Net periodic pension expense	$60	$49	$22	$54	$120	$95	$44	$109

The Company was not required to make contributions to its pension plans during the six months ended June 30, 2026 and 2025. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made and did not make contributions to its pension plans during the six months ended June 30, 2026 and 2025.

11.  INCOME TAXES

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the US. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of

2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has reflected the impact of the enacted provisions in its financial statements for the six months ended, June 30, 2026, which were determined to be immaterial. The Company will continue to evaluate the impact of the OBBBA provisions effective in future years on the Company’s financial statements and related disclosures.

The Company’s effective tax rate for the three months ended June 30, 2026 and 2025 was 18.4% and 29.0%, respectively.

The Company recorded an income tax expense of $42.1 million in relation to a pretax income of $228.6 million for the three months ended June 30, 2026. The effective tax rate for the three months ended June 30, 2026 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) the exclusion of losses in Alaska and the US Virgin Islands due to valuation allowance positions placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete items including a $4.9 million net benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, net of interest on prior years uncertain tax positions, and a $0.8 million expense associated with a return to provision adjustment related to tax returns filed in Guyana.

The Company recorded an income tax benefit of $3.8 million in relation to a pretax loss of $13.0 million for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2025 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) net expense related to valuation allowances placed on certain deferred tax assets that are not expected to be realizable based on the weight of positive and negative evidence, and (iii) discrete items including a $4.9 million benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, a $0.6 million expense for interest on prior years uncertain tax positions, and a $1.0 million benefit from the release of a capital loss carryover valuation allowance based on the Company’s conclusion that it was more likely than not this deferred tax asset would be realized in the future.

The Company’s effective tax rate for the six months ended June 30, 2026 and 2025 was 19.3% and 16.1%, respectively.

The Company recorded an income tax expense of $43.7 million in relation to a pretax income of $226.7 million for the six months ended June 30, 2026. The effective tax rate for the six months ended June 30, 2026 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) the exclusion of losses in Alaska and the US Virgin Islands due to valuation allowance positions placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete items including a $4.6 million net benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, net of interest on prior years uncertain tax positions, a $0.9 million expense associated with stock option shortfalls, and a $0.8 million expense associated with a return to provision adjustment related to tax returns filed in Guyana.

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

12. EARNINGS PER SHARE AND REDEEMABLE NONCONTROLLING INTERESTS

Earnings Per Share

The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to ATN International, Inc. stockholders- Basic	167,288	(7,026)	164,491	(15,954)
Less: Preferred dividends	(1,648)	(1,507)	(3,242)	(2,965)
Net income (loss) attributable to ATN International, Inc. common stockholders- Basic and Diluted	$165,640	$(8,533)	$161,249	$(18,919)

Denominator:
Weighted-average shares outstanding- Basic	15,384	15,223	15,334	15,177
Weighted-average shares outstanding- Diluted	15,459	15,223	15,444	15,177

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

The put options for both the common and preferred units, if any, are nonrecourse to the Company. The put options for the Alloy common units are exercisable beginning in November 2026 and the put options for the Alaska Communications common and preferred units are exercisable at the earlier of a future initial public offering of the subsidiary or July 2028.

For the three months ended June 30, 2026 and 2025, the Company allocated income of $9.3 million and losses of $5.1 million, respectively, to the redeemable common units representing their proportionate share of operating income and losses. For the six months ended June 30, 2026 and 2025, the Company allocated income of $6.3 million and losses of $8.7 million, respectively, to the redeemable common units representing their proportionate share of operating income and losses. The common units are carried at the higher of historical cost or fair value. The Alaska Communications common units were carried at a fair value of zero at both June 30, 2026 and December 31, 2025. The Alloy common units were carried at a historical cost of $22.3 million and a fair value of $15.0 million at June 30, 2026 and December 31, 2025, respectively.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for the six months ended June 30, 2026 and 2025 (in thousands):

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2025	$71,820	$15,001	$86,821
Accrued preferred dividend	3,242	—	3,242
Allocated net income	—	6,306	6,306
Change in fair value	—	1,024	1,024
Balance, June 30, 2026	$75,062	$22,331	$97,393

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2024	$65,704	$10,599	$76,303
Accrued preferred dividend	2,965	—	2,965
Allocated net loss	—	(8,746)	(8,746)
Change in fair value	—	8,193	8,193
Balance, June 30, 2025	$68,669	$10,046	$78,715

13. SEGMENT REPORTING

Through June 30, 2026, the Company had the following two reportable and operating segments: (i) International Telecom and (ii) US Telecom.

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

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended June 30, 2026

	International	US
	Telecom	Telecom	Total
Revenue
Communication Services
Mobility - Business	$5,161	$—	$5,161
Mobility - Consumer	21,977	—	21,977
Total Mobility	27,138	—	27,138
Fixed - Business	18,896	30,210	49,106
Fixed - Consumer	41,623	22,154	63,777
Total Fixed	60,519	52,364	112,883
Carrier Services	3,549	32,793	36,342
Other	3,621	157	3,778
Total Communication Services Revenue	94,827	85,314	180,141
Construction	—	779	779
Other
Managed Services	1,369	2,215	3,584
Total other revenue	1,369	2,215	3,584
Total Revenue	96,196	88,308	184,504

Operating Expenses by segment
Cost of communication services and other	32,972	45,478	78,450
Cost of construction revenue	—	990	990
Selling, general and administrative	27,737	22,753	50,490
Stock-based compensation	126	—	126
Transaction-related charges	—	8,117	8,117
Restructuring and reorganization expenses	264	580	844
Depreciation and amortization	13,991	15,843	29,834
Amortization of intangibles from acquisitions	239	254	493
Gain on disposition of assets, transfers and contingent consideration	(1,051)	(229,898)	(230,949)
Total Operating Expenses by segment	74,278	(135,883)	(61,605)
Adjusted Income (loss) from operations by segment	21,918	224,191	246,109
Reconciliation of Adjusted Income (loss) from operations by segment to Income before income taxes
Adjusted unallocated Corporate expenses			6,377
Other income (expenses)
Interest income			501
Interest expense			(10,869)
Other expense			(747)
Other expense			(11,115)
Income before income taxes			228,617

Other segment disclosures:
	International	US
	Telecom	Telecom	Total
Net (income) loss attributable to non-controlling interests	(3,144)	(16,093)	(19,237)

For the Three Months Ended June 30, 2025

	International	US
	Telecom	Telecom	Total
Revenue
Communication Services
Mobility - Business	$4,857	$8	$4,865
Mobility - Consumer	21,466	—	21,466
Total Mobility	26,323	8	26,331
Fixed - Business	18,416	28,854	47,270
Fixed - Consumer	43,333	22,505	65,838
Total Fixed	61,749	51,359	113,108
Carrier Services	3,423	29,806	33,229
Other	2,088	118	2,206
Total Communication Services Revenue	93,583	81,291	174,874
Construction	—	2,216	2,216
Other
Managed Services	1,311	2,899	4,210
Total Other Revenue	1,311	2,899	4,210
Total Revenue	94,894	86,406	181,300

Operating Expenses by segment
Cost of communication services and other	33,755	43,410	77,165
Cost of construction revenue	—	2,183	2,183
Selling, general and administrative	27,865	22,551	50,416
Stock-based compensation	141	50	191
Transaction-related charges	—	—	—
Restructuring and reorganization expenses	1,385	2,357	3,742
Depreciation and amortization	15,154	17,850	33,004
Amortization of intangibles from acquisitions	251	975	1,226
Loss on disposition of assets, transfers and contingent consideration	122	2,563	2,685
Total Operating Expenses by segment	78,673	91,939	170,612
Adjusted Income (loss) from operations by segment	16,221	(5,533)	10,688
Reconciliation of Adjusted Income (loss) from operations by segment to Loss before income taxes
Adjusted unallocated Corporate expenses			10,455
Other income (expenses)
Interest income			132
Interest expense			(12,810)
Other expense			(591)
Other expense			(13,269)
Loss before income taxes			(13,036)

Other segment disclosures:
	International	US
	Telecom	Telecom	Total

Net (income) loss attributable to non-controlling interests	(2,307)	4,541	2,234

For the Six Months Ended June 30, 2026

	International	US
	Telecom	Telecom	Total
Revenue
Communication Services
Mobility - Business	$10,337	$—	$10,337
Mobility - Consumer	43,160	—	43,160
Total Mobility	53,497	—	53,497
Fixed - Business	37,642	60,137	97,779
Fixed - Consumer	83,463	44,308	127,771
Total Fixed	121,105	104,445	225,550
Carrier Services	7,747	64,682	72,429
Other	6,815	308	7,123
Total Communication Services Revenue	189,164	169,435	358,599
Construction	—	779	779
Other
Managed Services	3,090	4,254	7,344
Total Other Revenue	3,090	4,254	7,344
Total Revenue	192,254	174,468	366,722

Operating Expenses
Cost of communication services and other	66,601	89,275	155,876
Cost of construction revenue	—	990	990
Selling, general and administrative	55,879	45,625	101,504
Stock-based compensation	253	28	281
Transaction-related charges	—	8,134	8,134
Restructuring and reorganization expenses	1,009	771	1,780
Depreciation and amortization	27,565	32,701	60,266
Amortization of intangibles from acquisitions	481	509	990
Gain on disposition of assets, transfers and contingent consideration	(673)	(229,494)	(230,167)
Total Operating Expenses	151,115	(51,461)	99,654
Adjusted Income (loss) from operations by segment	41,139	225,929	267,068
Reconciliation of Adjusted Income (loss) from operations by segment to Income before income taxes
Adjusted unallocated Corporate expenses			15,648
Other income (expenses)
Interest income			633
Interest expense			(21,345)
Other expense			(3,979)
Other expense			(24,691)
Income before income taxes			226,729

Other segment disclosures:
	International	US
	Telecom	Telecom	Total
Net (income) loss attributable to non-controlling interests	(5,750)	(12,810)	(18,560)

For the Six Months Ended June 30, 2025

	International	US
	Telecom	Telecom	Total
Revenue
Communication Services
Mobility - Business	$9,706	$46	$9,752
Mobility - Consumer	42,657	-	42,657
Total Mobility	52,363	46	52,409
Fixed - Business	36,909	58,099	95,008
Fixed - Consumer	86,206	44,920	131,126
Total Fixed	123,115	103,019	226,134
Carrier Services	7,326	59,033	66,359
Other	3,829	174	4,003
Total Communication Services Revenue	186,633	162,272	348,905
Construction	—	3,262	3,262
Other
Managed Services	2,757	5,670	8,427
Total other revenue	2,757	5,670	8,427
Total Revenue	189,390	171,204	360,594

Operating Expenses
Cost of communication services and other	68,717	86,672	155,389
Cost of construction revenue	—	3,684	3,684
Selling, general and administrative	55,008	45,074	100,082
Stock-based compensation	357	127	484
Transaction-related charges	—	—	—
Restructuring and reorganization expenses	2,891	2,491	5,382
Depreciation and amortization	30,531	36,134	66,665
Amortization of intangibles from acquisitions	503	1,949	2,452
Loss on disposition of assets, transfers and contingent consideration	413	3,021	3,434
Total Operating Expenses	158,420	179,152	337,572
Adjusted Income (loss) from operations by segment	30,970	(7,948)	23,022
Reconciliation of Adjusted Income (loss) from operations by segment to Loss before income taxes
Adjusted unallocated Corporate expenses			20,122
Other income (expenses)
Interest income			404
Interest expense			(24,760)
Other expense			(3,158)
Other expense			(27,514)
Loss before income taxes			(24,614)

Other segment disclosures:
	International	US
	Telecom	Telecom	Total
Net (income) loss attributable to non-controlling interests	(3,781)	8,474	4,693

Selected balance sheet data for each of the Company’s segments as of June 30, 2026 and December 31, 2025 consists of the following (in thousands):

	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
June 30, 2026
Cash, cash equivalents, and restricted cash	$100,371	$222,062	$9,467	$331,900
Total current assets	191,366	323,747	27,174	542,287
Fixed assets, net	442,009	503,870	1,334	947,213
Goodwill	4,835	—	—	4,835
Total assets	711,981	1,076,105	91,932	1,880,018
Total current liabilities	104,747	139,361	88,714	332,822
Total debt, including current portion	63,909	333,698	115,706	513,313
December 31, 2025
Cash, cash equivalents, and restricted cash	$79,165	$35,915	$2,074	$117,154
Total current assets	165,341	141,592	20,943	327,876
Fixed assets, net	451,303	533,443	7,021	991,767
Goodwill	4,835	—	—	4,835
Total assets	701,579	881,968	89,707	1,673,254
Total current liabilities	97,305	120,637	45,157	263,099
Total debt, including current portion	59,952	329,034	176,181	565,167

For the six months ended June 30, 2026 and 2025, the Company spent $65.3 million and $87.9 million, respectively, on capital expenditures relating to its telecommunications networks and business support systems, of which $27.0 million and $45.9 million, respectively, are reimbursable under various government programs. The following notes the Company’s capital expenditures, by operating segment, for these periods (in thousands).

	Capital Expenditures

	International	US	Corporate and
Six months ended June 30,	Telecom	Telecom	Other (1)	Consolidated
2026	$14,404	$50,861	$1	$65,266
2025	20,270	67,650	2	87,922

(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

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

With respect to all of the foregoing unresolved matters, the Company believes that some adverse outcome is probable and has accordingly accrued $17.4 million as of June 30, 2026 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) is intended to help the reader understand the Company, our operations and our present business environment. This MD&A is provided as a supplement to — and should be read in conjunction with — our MD&A for fiscal year 2025, which can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of June 30, 2026, we offered the following services to our customers:

●	Fixed Services. We provide fixed data and voice telecommunications services to business and consumer customers, including high-speed broadband and enterprise data solutions. In select markets, fixed services also include video offerings and revenue derived from support under certain government programs.
●	Carrier Services. We offer infrastructure services to other telecommunications providers, including the leasing of critical network infrastructure such as transport facilities, wholesale roaming, site maintenance and international long-distance services.
●	Mobility Services. We offer mobile communications services over our wireless networks, including voice, messaging and data services along with related equipment, such as handsets, to both business and consumer customers.
●	Managed Services. We deliver information technology solutions, including network management, application support and infrastructure services to complement our fixed telecommunications services in our existing markets for the purpose of supporting both enterprise and residential users.

Through June 30, 2026, we identified two operating segments to manage and review our operations, as well as to support investor presentations of our results. These operating segments are as follows:

●	International Telecom. In our international markets, we offer fixed, carrier, mobility and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.
●	US Telecom. In the US, we offer fixed, carrier, and managed services to customers in Alaska and the western US.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served as of and for the three months ended June 30, 2026:

	International Telecom		US Telecom
Services	Markets	Tradenames (1)	Markets	Tradenames
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications, Brava	N/A	N/A
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic, Brava	US	Alaska Communications, Commnet, Choice NTUA Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands, Cayman Islands	One Communications, Essextel, Logic, Brava	US	Alaska Communications, Commnet, Sacred Wind Communications
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, Brava	US	Alaska Communications, Commnet
(1)	During 2025, we continued to unify branding across our networks, and we now sell Fixed and Mobility Services under the “One Communications” brand in Bermuda, Guyana and the US Virgin Islands. We refer to our business in Guyana as “OneGY” and we refer to our business in the US Virgin Islands as “OneVI” throughout this Report.

Tower Portfolio Transaction

As previously disclosed, on February 11, 2026, through certain Commnet subsidiaries, we entered into a Purchase and Sale Agreement (the “Transaction Agreement”) with EIP Holdings IV, LLC, an affiliate of Everest Infrastructure Partners, Inc. (“Everest”), to sell approximately 214 tower portfolio sites (representing the substantial majority of our Commnet tower portfolio and operations, the “Tower Portfolio”) to Everest (the “Tower Portfolio Transaction”) for up to $297 million in cash consideration, subject to certain adjustments and prorations (the “Aggregate Consideration”).

On June 2, 2026 (the “Initial Closing Date”), we completed the initial closing of the Tower Portfolio Transaction (the “Initial Closing”), and we currently anticipate that we will complete the Tower Portfolio Transaction in one or more Subsequent Closings (as defined below) over the next eleven months. The Transaction Agreement sets forth certain conditions that must be satisfied prior to the conveyance of tower sites at a closing. In connection with the Initial Closing, we and Everest entered into an amendment to the Transaction Agreement to waive certain conditions to the Initial Closing and restate (i) the schedule of tower sites that were conveyed to Everest on the Initial Closing Date (the “Assigned Sites”), (ii) the list of tower sites that will be managed by Everest but still subject to certain managed site conditions prior to conveyance (the “Managed Sites”), and (iii) the list of tower sites that are still subject to certain managed site conditions and consideration has not been paid to date (the “Deferred Sites”). Everest will manage the Managed Sites until the conditions to their conveyance are satisfied, and such Managed Sites are transferred to Everest at one or more subsequent closings (each, a “Subsequent Closing”). At any Subsequent Closing at which one or more Deferred Sites are transferred, Everest will pay a portion of the Aggregate Consideration that is attributable to each Deferred Site. At the Initial Closing, we and Everest entered into, among other ancillary agreements, (i) the management agreement for the Managed Sites, (ii) master lease agreements, pursuant to which the Sale Site Subsidiary (as defined in the Transaction Agreement) will lease to the applicable Commnet Party the requisite ground, tower, or other space of the Assigned Sites (the “Leaseback”) for our continued use, and (iii) a preferred backhaul agreement whereby Commnet and/or one or more of our affiliates will become the preferred backhaul provider for Everest with respect to the Assigned Sites.

At the Initial Closing, Everest paid us $267.7 million in aggregate cash consideration (the “Initial Closing Cash Consideration”), of which $153.4 million is attributable to the Assigned Sites and $114.3 million is attributable to the Managed Sites. Of the Initial Closing Cash Consideration, $255.7 million was recorded as sale consideration and $12.0 million of such amount was deferred in advanced payments and deposits on our balance sheet as it is subject to our completion of certain conditions related to the Managed Sites. We can receive up to an additional $29.6 million of the Aggregate Consideration at Subsequent Closings for the Deferred Sites when and if closing conditions are satisfied or otherwise waived.

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

USF High-Cost Support. The Federal Communications Commission’s (“FCC”) high-cost USF (or alternatives to former high-cost USF) mechanisms promote the deployment and operation of voice and broadband networks in areas where high costs would otherwise undermine the availability of service to consumers, including in rural, insular, and remote areas. High-cost support mechanisms generally include explicit conditions to deploy broadband to new locations and provide service meeting specified standards. We receive several forms of high-cost support, including but not limited to, as follows:

●	We receive federal USF support under the Alaska Connect Fund (“ACF”). Beginning January 1, 2025, we began receiving $25.6 million per year and expect to continue receiving such annual funding until December 31, 2028. Beginning in 2029 and continuing through 2034, the amount of ACF support we receive will be determined by the FCC staff taking into consideration broadband deployment funded through the Broadband Equity Access and Deployment Program;
●	As part of the Enhanced Alternative Connect America Model (“E-ACAM”) funding available to our operations in the western US, we are estimated to receive approximately $9 million annually through 2029 before gradually increasing to $13 million annually in 2038. This funding is subject to a requirement to deploy voice and broadband service at speeds of 100/20 Mbps to all required locations by the end of calendar year 2028;
●	We expect to receive approximately $8 million per year in CAF II support in the rural southwest US until July 2028;
●	We received approximately $5.5 million annually in the US Virgin Islands through December 31, 2025; and
●	We receive state USF support in Alaska of approximately $2.5 million annually.

As of June 30, 2026, we were in compliance in all material respects with requirements associated with such funding. If we fail to meet these obligations or require substantial additional capital expenditures to meet the obligations in a timely manner, our revenue, results of operations and liquidity may be materially adversely impacted.

Construction Grants

We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is generally distributed after we incur reimbursable costs. Once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants. As of June 30, 2026, we were awarded $100.9 million of construction grants that are pending completion.

During the six months ended June 30, 2026, we disbursed capital expenditures of $9.5 million under these programs and received reimbursement of $8.1 million. These cash flows are classified as investing activities in our statement of cash flows.

In addition, we partner with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”). These programs are administered by US government agencies to deploy broadband connectivity in certain underserved areas. We were identified as a sub recipient of grants under these programs totaling $239 million as of June 30, 2026. Through June 30, 2026, we received $41.8 million of funding under these programs and spent $45.0 million on construction obligations. These amounts are recorded as operating cash flows in the Company’s statement of cash flows.

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

As of June 30, 2026, we had incurred total expenditures of $240.0 million related to this project, of which $15.4 million were incurred in 2026. Of these total expenditures, $198.4 million was classified as capital.

As of June 30, 2026, $12.5 million of capital expenditures was accrued and unpaid under the Replace and Remove Program. During the six months ended June 30, 2026, we received $15.9 million of reimbursement under the program, of which $1.6 million was classified as operating cash inflows and $14.3 million was classified as investing cash inflows in our statement of cash flows. During the six months ended June 30, 2026, we determined that reimbursement was not probable for $9.0 million of capital expenditures incurred under the Replace and Remove Program. As a result, we transferred $9.0 million to fixed assets. Except for this $9.0 million, the Company expects to be reimbursed, within the next twelve months, for all amounts spent.

Selected Segment Financial Information

Through June 30, 2026, the Company had the following two reportable and operating segments: (i) International Telecom and (ii) US Telecom.

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

The following represents selected segment information for the three months ended June 30, 2026 and 2025 (in thousands):

For the Three Months Ended June 30, 2026

	International	US
	Telecom	Telecom	Total
Revenue
Communication Services
Mobility - Business	$5,161	$—	$5,161
Mobility - Consumer	21,977	—	21,977
Total Mobility	27,138	—	27,138
Fixed - Business	18,896	30,210	49,106
Fixed - Consumer	41,623	22,154	63,777
Total Fixed	60,519	52,364	112,883
Carrier Services	3,549	32,793	36,342
Other	3,621	157	3,778
Total Communication Services Revenue	94,827	85,314	180,141
Construction	—	779	779
Other
Managed Services	1,369	2,215	3,584
Total other revenue	1,369	2,215	3,584
Total Revenue	96,196	88,308	184,504

Operating Expenses by segment
Cost of communication services and other	32,972	45,478	78,450
Cost of construction revenue	—	990	990
Selling, general and administrative	27,737	22,753	50,490
Stock-based compensation	126	—	126
Transaction-related charges	—	8,117	8,117
Restructuring and reorganization expenses	264	580	844
Depreciation and amortization	13,991	15,843	29,834
Amortization of intangibles from acquisitions	239	254	493
Gain on disposition of assets, transfers and contingent consideration	(1,051)	(229,898)	(230,949)
Total Operating Expenses by segment	74,278	(135,883)	(61,605)
Adjusted Income (loss) from operations by segment	21,918	224,191	246,109
Reconciliation of Adjusted Income (loss) from operations by segment to Income before income taxes
Adjusted unallocated Corporate expenses			6,377
Other income (expenses)
Interest income			501
Interest expense			(10,869)
Other expense			(747)
Other expense			(11,115)
Income before income taxes			228,617

Other segment disclosures:
	International	US
	Telecom	Telecom	Total
Net (income) loss attributable to non-controlling interests	(3,144)	(16,093)	(19,237)

For the Three Months Ended June 30, 2025

	International	US
	Telecom	Telecom	Total
Revenue
Communication Services
Mobility - Business	$4,857	$8	$4,865
Mobility - Consumer	21,466	—	21,466
Total Mobility	26,323	8	26,331
Fixed - Business	18,416	28,854	47,270
Fixed - Consumer	43,333	22,505	65,838
Total Fixed	61,749	51,359	113,108
Carrier Services	3,423	29,806	33,229
Other	2,088	118	2,206
Total Communication Services Revenue	93,583	81,291	174,874
Construction	—	2,216	2,216
Other
Managed Services	1,311	2,899	4,210
Total Other Revenue	1,311	2,899	4,210
Total Revenue	94,894	86,406	181,300

Operating Expenses by segment
Cost of communication services and other	33,755	43,410	77,165
Cost of construction revenue	—	2,183	2,183
Selling, general and administrative	27,865	22,551	50,416
Stock-based compensation	141	50	191
Transaction-related charges	—	—	—
Restructuring and reorganization expenses	1,385	2,357	3,742
Depreciation and amortization	15,154	17,850	33,004
Amortization of intangibles from acquisitions	251	975	1,226
Loss on disposition of assets, transfers and contingent consideration	122	2,563	2,685
Total Operating Expenses by segment	78,673	91,939	170,612
Adjusted Income (loss) from operations by segment	16,221	(5,533)	10,688
Reconciliation of Adjusted Income (loss) from operations by segment to Loss before income taxes
Adjusted unallocated Corporate expenses			10,455
Other income (expenses)
Interest income			132
Interest expense			(12,810)
Other expense			(591)
Other expense			(13,269)
Loss before income taxes			(13,036)

Other segment disclosures:
	International	US
	Telecom	Telecom	Total

Net (income) loss attributable to non-controlling interests	(2,307)	4,541	2,234

A comparison of our segment results for the three months ended June 30, 2026 and 2025 is as follows:

International Telecom. Revenues within our International Telecom segment increased $1.3 million, or 1.4%, to $96.2 million from $94.9 million for the three months ended June 30, 2026 and 2025, respectively, primarily due to a $1.6 million increase in revenues from ancillary services and a $0.8 million increase in Mobility Services revenues as a result of an increase in subscribers, rates we charge our subscribers and equipment revenue within certain markets in this segment.  These increases were partially offset by a $1.2 million reduction in Fixed Services revenue due to a decline in the FCC’s High-Cost Support Program in the US Virgin Islands which was terminated on December 31, 2025.

Operating expenses within our International Telecom segment decreased by $4.4 million, or 5.6%, to $74.3 million from $78.7 million for the three months ended June 30, 2026 and 2025, respectively.  The net decrease was primarily the result of certain cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods as well as a decrease in depreciation and amortization expenses as a result of a reduction in capital expenditures in recent periods.

As a result, our International Telecom segment’s operating income increased $5.7 million, or 35.2%, to $21.9 million from $16.2 million for the three months ended June 30, 2026 and 2025, respectively.

US Telecom. Revenue within our US Telecom segment increased by $1.9 million, or 2.2%, to $88.3 million from $86.4 million for the three months ended June 30, 2026 and 2025, respectively, primarily as a result of a $3.0 million increase in Carrier Services revenue due to the transition of legacy roaming arrangements to carrier service management contracts and a $1.0 million increase in Fixed Services revenue as a result of increased revenue from certain government support programs in Alaska. Partially offsetting this increase was a decline in construction revenue of $2.2 million as a result of a decrease in the number of sites completed in 2026 as compared to 2025.

Operating expenses within our US Telecom segment decreased $227.8 million to $(135.9) million from $91.9 million for the three months ended June 30, 2026 and 2025, respectively. This decrease was primarily related to the $229.9 million gain recorded in connection with the Tower Portfolio Transaction, a reduction in the cost of construction revenue and the impact of certain cost savings initiatives, including the reorganizations and reductions in force, that were implemented in the current and previous periods. These decreases were partially offset by increases in this segment’s leasing costs, as a result of the impact of the Tower Portfolio Transactions, as well as an increase in transport costs.

As a result of the above, our US Telecom segment’s operating income (loss) increased to income of $224.2 million from a loss of $5.5 million for the three months ended June 30, 2026 and 2025, respectively.

The following represents a year over year discussion and analysis of our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)
REVENUE:
Communication services	$180,141	$174,874	$5,267	3.0%
Construction	779	2,216	(1,437)	(64.8)
Other	3,584	4,210	(626)	(14.9)
Total revenue	184,504	181,300	3,204	1.8
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communications services and other	78,450	77,165	1,285	1.7
Cost of construction revenue	990	2,183	(1,193)	(54.6)
Selling, general and administrative	55,319	56,160	(841)	(1.5)
Stock-based compensation	1,398	2,685	(1,287)	(47.9)
Transaction-related charges	6,319	193	6,126	3,174.1
Restructuring charges	2,583	4,907	(2,324)	(47.4)
Depreciation and amortization	30,160	33,863	(3,703)	(10.9)
Amortization of intangibles from acquisitions	493	1,226	(733)	(59.8)
(Gain) loss on disposition of assets, transfers and contingent consideration	(230,940)	2,685	(233,625)	(8,701.1)
Total operating expenses	(55,228)	181,067	(236,295)	(130.5)
Income from operations	239,732	233	239,499	102,789.3
OTHER INCOME (EXPENSE):
Interest income	501	132	369	279.5
Interest expense	(10,869)	(12,810)	1,941	(15.2)
Other expense	(747)	(591)	(156)	26.4
Other expense, net	(11,115)	(13,269)	2,154	(16.2)
INCOME (LOSS) BEFORE INCOME TAXES	228,617	(13,036)	241,653	(1,853.7)
Income tax expense (benefit)	42,092	(3,776)	45,868	(1,214.7)
NET INCOME (LOSS)	186,525	(9,260)	195,785	(2,114.3)
Net (income) loss attributable to noncontrolling interests, net of tax:	(19,237)	2,234	(21,471)	(961.1)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$167,288	$(7,026)	$174,314	(2,481.0)%

Communications Services Revenue

Mobility Services Revenue. Our Mobility Services revenue consists of revenue generated within our International Telecom segment by providing business and retail mobile voice and data services over our wireless networks, as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our subscribers.

Mobility Services revenue increased by $0.8 million, or 3.0%, to $27.1 million for the three months ended June 30, 2026 from $26.3 million for the three months ended June 30, 2025 as result of an increase in subscribers, rates we charge our subscribers and equipment revenue within certain markets in this segment.

Mobility Services revenue within our International Telecom may continue to increase as a result of our continued network upgrades, marketing efforts and conversion of our current subscriber base to higher margin prepaid and postpaid plans. Such increases may, however, be negatively impacted by increased competition and regulatory changes.

Fixed Services Revenue. Fixed Services revenue is primarily generated by broadband, voice, and video service revenues provided to retail and business customers over our wireline networks. Fixed Services revenue within our US Telecom segment also includes awards from the CAF II program, the E-ACAM program, and the Alaska USF. Within our International Telecom segment, Fixed Services revenue included funding, through December 31, 2025, under the FCC’s High-Cost Program in the US Virgin Islands.

Fixed Services revenue decreased by $0.2 million, or 0.2%, to $112.9 million from $113.1 million for the three months ended June 30, 2026 and 2025, respectively. This net decrease primarily pertained to a decrease in Fixed Services revenue from consumer customers and consisted of the following:

●	International Telecom. Within our International Telecom segment, Fixed Services revenue decreased by $1.2 million, or 1.9%, to $60.5 million from $61.7 million for the three months ended June 30, 2026 and 2025, respectively. This decrease was primarily a result of the FCC’s High-Cost Support Program in the US Virgin Islands being terminated on December 31, 2025.

●	US Telecom. Fixed Services revenue within our US Telecom segment increased by $1.0 million, or 1.9%, to $52.4 million from $51.4 million for the three months ended June 30, 2026 and 2025, respectively. This increase was primarily the result of increased revenue from certain government support programs in Alaska.

Fixed Service Revenue in our International Telecom segment may continue to decrease as a result of a decrease in demand for our legacy services due to subscribers using alternative methods to receive video and audio content. However, such decrease may be offset by the popularity of video and audio streaming, the demand for cloud services and smart home, business and city solutions to increase the demand for broadband and other data services from consumers, businesses and governments.

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

Carrier Services revenue increased by $3.1 million, or 9.3%, to $36.3 million from $33.2 million for the three months ended June 30, 2026 and 2025, respectively. The increase within our segments consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $0.1 million, or 2.9%, to $3.5 million from $3.4 million for the three months ended June 30, 2026 and 2025, respectively, primarily as a result of an increase in roaming revenues in some of our international markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment increased by $3.0 million, or 10.1%, to $32.8 million from $29.8 million, for the three months ended June 30, 2026 and 2025, respectively. This increase was primarily the result of the transition of legacy roaming arrangements to carrier service management contracts.

Within our International Telecom segment, Carrier Services revenue may continue to increase if international travel in our market grows.

Within our US Telecom segment, Carrier Services revenue is expected to decline as a result of a full quarter’s impact of the Tower Portfolio Transaction.

Other Communications Services Revenue. Other Communications Services revenue includes project-related revenue generated within both our International and US Telecom segments and ancillary services that the operations within our International Telecom segment provide to its retail subscribers. Other Communications Services revenue increased $1.6 million, or 72.7%, to $3.8 million from $2.2 million for the three months ended June 30, 2026 and 2025, respectively, as a result of an increase in revenue from ancillary services in our International Telecom segment.

Other Communication Services revenue may increase in future periods as the demand for ancillary services increase.

Construction Revenue. Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended June 30, 2026 and 2025, Construction Revenue decreased to $0.8 million from $2.2 million, respectively, as a result of a decrease in the number of sites completed during 2026 as compared to 2025.

As of June 30, 2026, we had substantially completed the build of AT&T’s network under the FirstNet Agreement and do not expect to record any significant construction revenue in future periods.

Other Revenue

Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services.

Managed Services revenue decreased by $0.6 million, or 14.3%, to $3.6 million from $4.2 million for the three months ended June 30, 2026 and 2025, respectively. The net decrease within our segments consisted of the following:

●	International Telecom. Managed Services revenue in our International Telecom segment increased $0.1 million, or 7.7%, to $1.4 million from $1.3 million for the three months ended June 30, 2026 and 2025, respectively.

●	US Telecom. Within our US Telecom segment, Managed Services revenue decreased $0.7 million, or 24.1%, to $2.2 million from $2.9 million for the three months ended June 30, 2026 and 2025, respectively.

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

Cost of communication services and other increased by $1.3 million, or 1.7%, to $78.5 million from $77.2 million for the three months ended June 30, 2026 and 2025, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other decreased by $0.8 million, or 2.4%, to $33.0 million from $33.8 million, for the three months ended June 30, 2026 and 2025, respectively. This decrease was the result of the impact of cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $2.1 million, or 4.8%, to $45.5 million from $43.4 million for the three months ended June 30, 2026 and 2025, respectively. Such increase was the result of increased transport costs and the impact of the Tower Portfolio Transaction, which resulted in increased tower site expenses, partially offset by the impact of certain cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods.

Cost of communication services in our International Telecom segment may decrease as a result of the ongoing cost reduction initiatives that commenced in previous periods, but such decrease may be partially offset by future inflationary pressure.

We expect that the cost of communication services, within our US Telecom segment, will increase as a result of a full quarter’s impact of the Tower Portfolio Transaction and may also increase as a result of future inflationary pressure. However, the impact of our cost reduction initiatives, that commenced in previous periods, may partially offset those increases.

Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. During the three months ended June 30, 2026 and 2025, cost of construction revenue decreased to $1.0 million from $2.2 million, respectively, as a result of a decrease in the number of sites completed during 2026 as compared to 2025.

As of June 30, 2026, we had substantially completed the build of AT&T’s network under the FirstNet Agreement and do not expect to record any significant cost of construction revenue in future periods.

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

Selling, general and administrative expenses decreased by $0.9 million, or 1.6%, to $55.3 million from $56.2 million for the three months ended June 30, 2026 and 2025, respectively. The net decrease in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses decreased by $0.2 million, or 0.7%, to $27.7 million from $27.9 million for the three months ended June 30, 2026 and 2025, respectively, as a result of the impact of certain cost containment initiatives, including the reorganizations and reductions in force, that were implemented in the current and previous periods that was partially offset by an increase in marketing and personnel costs in certain markets.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $0.2 million, or 0.9%, to $22.8 million from $22.6 million, for the three months ended June 30, 2026 and 2025, respectively, as a result of an increase in professional fees partially offset by the impact of certain cost containment initiatives, including the reorganizations and reductions in force that were implemented in the current and previous periods.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead decreased by $0.9 million, or 15.8%, to $4.8 million from $5.7 million, for the three months ended June 30, 2026 and 2025, respectively, as a result of a decrease in certain professional fees.

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

Stock-based compensation decreased by $1.3 million to $1.4 million from $2.7 million for the three months ended June 30, 2026 and 2025, respectively, as a result of the impact of certain reductions in force during the three months ended June 30, 2026.

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

We incurred $6.3 million and $0.2 million of transaction-related charges during the three months ended June 30, 2026 and 2025, respectively. The increase was primarily the result of costs incurred in connection with the Tower Portfolio Transaction during the three months ended June 30, 2026.

Restructuring and reorganization expenses. In our efforts to advance our cost management actions to drive higher operating efficiencies and margins, we incurred certain restructuring and reorganization expenses, primarily reductions in force, totaling $0.3 million, $0.6 million and $1.7 million within our International Telecom segment, US Telecom segment and Corporate and Other segment, respectively, during the three months ended June 30, 2026.

We incurred restructuring and reorganization expenses of $1.4 million, $2.4 million and $1.2 million within our International Telecom segment, US Telecom segment and Corporate and Other segment, respectively, during the three months ended June 30, 2025.

Increase and decreases in restructuring and reorganization expenses within each segment were a result of the timing and magnitude of our reductions in force.

 Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment.

Depreciation and amortization expenses decreased by $3.7 million, or 10.9%, to $30.2 million from $33.9 million for the three months ended June 30, 2026 and 2025, respectively. The decrease in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $1.2 million, or 7.9%, to $14.0 million from $15.2 million, for the three months ended June 30, 2026 and 2025, respectively. The decrease was the result of this segment’s reduction in capital expenditures and certain assets becoming fully depreciated in recent periods.

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $2.0 million, or 11.2%, to $15.8 million from $17.8 million, for the three months ended June 30, 2026 and 2025, respectively. The decrease was the result of this segment’s reduction in capital expenditures, certain assets becoming fully depreciated in recent periods, and the conclusion of the recording of depreciation expense related to assets that were sold in connection with the Tower Portfolio Transaction.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead to $0.3 million from $0.9 million, for the three months ended June 30, 2026 and 2025, respectively, primarily as a result of additional assets becoming fully depreciated in recent periods.

We expect depreciation and amortization expenses to continue to decrease as a result of an expected decline in capital expenditures, the result of some of our previously acquired assets becoming fully depreciated and a full quarter’s impact of the Tower Portfolio Transaction.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions include the amortization of customer relationships and trade names related to our completed acquisitions.

Amortization of intangibles from acquisitions decreased by $0.7 million to $0.5 million from $1.2 million for the three months ended June 30, 2026 and 2025, respectively, as a result of certain assets being fully amortized in previous period.

We expect that amortization of intangibles from acquisitions will continue to decrease in future periods as such assets continue to amortize.

(Gain) loss on disposition of assets, transfers and contingent consideration. During the three months ended June 30, 2026, we recorded a net gain on the disposition of assets and transfers of $230.9 million. Of this net gain, $229.9 million was recognized within our US Telecom segment and was primarily related to the gain on the Tower Portfolio Transaction, while the remaining $1.0 million gain was recorded in the International Telecom segment as a result of the sale of certain real estate.

During the three months ended June 30, 2025, we recorded a net loss on the disposition of assets of $2.7 million. Of this net loss, $0.1 million and $2.6 million were recognized within our International and US Telecom segments, respectively.

Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances. Interest income was $0.5 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. Such increase was the result of an increase in our cash and cash equivalents due to the proceeds received from the Tower Portfolio Transaction. In addition, such proceeds are being invested in higher yielding cash and cash equivalent investments.

Interest expense.   We incur interest expense on the 2023 CoBank Credit Facility, the 2024 Alaska Credit Facilities, the FirstNet Receivables Credit Facility, the IDB Credit Facilities, the Sacred Wind Term Debt and the OneVI Debt (each as defined below). In addition, interest expense includes commitment fees, letter of credit fees and the amortization of debt issuance costs.

Interest expense decreased to $10.9 million from $12.8 million for the three months ended June 30, 2026 and 2025, respectively. We used a portion of the proceeds from the Tower Portfolio Transaction to reduce our outstanding debt balances, which in turn reduced our interest expense during the three months ended June 30, 2026. In addition, a decline in interest rates, which were impacted by certain interest rate swap agreements, also reduced such expense during the three months ended June 30, 2026.

Interest expense in future periods may decline further as a result of a full period’s impact of the reduction in our debt balances.

Other expense. For the three months ended June 30, 2026 and 2025, other expense was $0.7 million and $0.6 million, respectively of expense primarily related to losses on foreign currency transactions.

Income taxes. Our effective tax rates for the three months ended June 30, 2026 and 2025 were 18.4% and 29.0%, respectively.

We recorded an income tax expense of $42.1 million in relation to a pretax income of $228.6 million for the three months ended June 30, 2026. The effective tax rate for the three months ended June 30, 2026 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate, (ii) the exclusion of losses in Alaska and the US Virgin Islands due to valuation allowance positions placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete items including a $4.9 million net benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, net of interest on prior years uncertain tax positions, and a $0.8 million expense associated with a return to provision adjustment related to tax returns filed in Guyana.

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

Net (income) loss attributable to noncontrolling interests, net of tax.  Net (income) loss attributable to noncontrolling interests, net of tax reflected an allocation of $19.2 million of income and $2.2 million of losses generated by our less than wholly owned subsidiaries for the three months ended June 30, 2026 and 2025, respectively. Changes in net (income) loss attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net (income) loss attributable to noncontrolling interests, net of tax increased by $0.8 million, or 34.8%, to an allocation of $3.1 million of income from an allocation of $2.3 million of income for the three months ended June 30, 2026 and 2025, respectively. The increase was the result of increased profitability at certain less than wholly owned subsidiaries.

●	US Telecom. Within our US Telecom segment, net (income) loss attributable to noncontrolling interests, net of tax increased by $20.6 million to an allocation of income of $16.1 million from an allocation of losses of $4.5 million for the three months ended June 30, 2026 and 2025. The increase was primarily the result of the gain recognized on the Tower Portfolio Transaction.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders was income of $167.3 million for the three months ended June 30, 2026 as compared to a loss of $7.0 million for the three months ended June 30, 2025.

On a per diluted share basis, net income was $10.71 per diluted share for the three months ended June 30, 2026 as compared to a loss of $0.56 per diluted share for the three months ended June 30, 2025. Such per share amounts were negatively impacted by accrued preferred dividends of $1.6 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively.

The following represents selected segment information for the six months ended June 30, 2026 and 2025 (in thousands):

For the Six Months Ended June 30, 2026

	International	US
	Telecom	Telecom	Total
Revenue
Communication Services
Mobility - Business	$10,337	$—	$10,337
Mobility - Consumer	43,160	—	43,160
Total Mobility	53,497	—	53,497
Fixed - Business	37,642	60,137	97,779
Fixed - Consumer	83,463	44,308	127,771
Total Fixed	121,105	104,445	225,550
Carrier Services	7,747	64,682	72,429
Other	6,815	308	7,123
Total Communication Services Revenue	189,164	169,435	358,599
Construction	—	779	779
Other
Managed Services	3,090	4,254	7,344
Total Other Revenue	3,090	4,254	7,344
Total Revenue	192,254	174,468	366,722

Operating Expenses
Cost of communication services and other	66,601	89,275	155,876
Cost of construction revenue	—	990	990
Selling, general and administrative	55,879	45,625	101,504
Stock-based compensation	253	28	281
Transaction-related charges	—	8,134	8,134
Restructuring and reorganization expenses	1,009	771	1,780
Depreciation and amortization	27,565	32,701	60,266
Amortization of intangibles from acquisitions	481	509	990
Gain on disposition of assets, transfers and contingent consideration	(673)	(229,494)	(230,167)
Total Operating Expenses	151,115	(51,461)	99,654
Adjusted Income (loss) from operations by segment	41,139	225,929	267,068
Reconciliation of Adjusted Income (loss) from operations by segment to Income before income taxes
Adjusted unallocated Corporate expenses			15,648
Other income (expenses)
Interest income			633
Interest expense			(21,345)
Other expense			(3,979)
Other expense			(24,691)
Income before income taxes			226,729

Other segment disclosures:
	International	US
	Telecom	Telecom	Total
Net (income) loss attributable to non-controlling interests	(5,750)	(12,810)	(18,560)

For the Six Months Ended June 30, 2025

	International	US
	Telecom	Telecom	Total
Revenue
Communication Services
Mobility - Business	$9,706	$46	$9,752
Mobility - Consumer	42,657	-	42,657
Total Mobility	52,363	46	52,409
Fixed - Business	36,909	58,099	95,008
Fixed - Consumer	86,206	44,920	131,126
Total Fixed	123,115	103,019	226,134
Carrier Services	7,326	59,033	66,359
Other	3,829	174	4,003
Total Communication Services Revenue	186,633	162,272	348,905
Construction	—	3,262	3,262
Other
Managed Services	2,757	5,670	8,427
Total other revenue	2,757	5,670	8,427
Total Revenue	189,390	171,204	360,594

Operating Expenses
Cost of communication services and other	68,717	86,672	155,389
Cost of construction revenue	—	3,684	3,684
Selling, general and administrative	55,008	45,074	100,082
Stock-based compensation	357	127	484
Transaction-related charges	—	—	—
Restructuring and reorganization expenses	2,891	2,491	5,382
Depreciation and amortization	30,531	36,134	66,665
Amortization of intangibles from acquisitions	503	1,949	2,452
Loss on disposition of assets, transfers and contingent consideration	413	3,021	3,434
Total Operating Expenses	158,420	179,152	337,572
Adjusted Income (loss) from operations by segment	30,970	(7,948)	23,022
Reconciliation of Adjusted Income (loss) from operations by segment to Loss before income taxes
Adjusted unallocated Corporate expenses			20,122
Other income (expenses)
Interest income			404
Interest expense			(24,760)
Other expense			(3,158)
Other expense			(27,514)
Loss before income taxes			(24,614)

Other segment disclosures:
	International	US
	Telecom	Telecom	Total
Net (income) loss attributable to non-controlling interests	(3,781)	8,474	4,693

A comparison of our segment results for the six months ended June 30, 2026 and 2025 is as follows:

International Telecom. Revenues within our International Telecom segment increased $2.9 million, or 1.5%, to $192.3 million from $189.4 million for the six months ended June 30, 2026 and 2025, respectively, primarily due to a $3.3 million increase in revenues from ancillary services and a $1.1 million increase in Mobility Services revenues as a result of an increase in subscribers, rates we charge our subscribers and equipment revenue within certain markets in this segment.  These increases were partially offset by a $2.0 million reduction in Fixed Services revenue due to a decline in the FCC’s High-Cost Support Program in the US Virgin Islands, which was terminated on December 31, 2025.

Operating expenses within our International Telecom segment decreased by $7.3 million, or 4.6%, to $151.1 million from $158.4 million for the six months ended June 30, 2026 and 2025, respectively.  The net decrease was primarily the result of certain cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods as well as a decrease in depreciation and amortization expenses as a result of a reduction in capital expenditures in recent periods.

As a result, our International Telecom segment’s operating income increased $10.1 million, or 32.6%, to $41.1 million from $31.0 million for the six months ended June 30, 2026 and 2025, respectively.

US Telecom.  Revenue within our US Telecom segment increased by $3.3 million, or 1.9%, to $174.5 million from $171.2 million for the six months ended June 30, 2026 and 2025, respectively, primarily as a result of a $5.7 million increase in Carrier Services revenue due to the transition of legacy roaming arrangements to carrier service management contracts and a $1.4 million increase in Fixed Services revenue as a result of increased revenue from certain government support programs in Alaska. Partially offsetting this increase was a decline in construction revenue of $2.4 million as a result of a decrease in the number of sites completed in 2026 as compared to 2025.

Operating expenses within our US Telecom segment decreased $230.7 million to $(51.5) million from $179.2 million for the six months ended June 30, 2026 and 2025, respectively. This decrease was primarily related to the $229.9 million gain recorded in connection with the Tower Portfolio Transaction, a reduction in the cost of construction revenue and the impact of certain cost savings initiatives, including the reorganizations and reductions in force, that were implemented in the current and previous periods. These decreases were partially offset by increases in this segment’s leasing costs, as a result of the impact of the Tower Portfolio Transactions, as well as an increase in transport costs.

As a result of the above, our US Telecom segment’s operating income (loss) increased to income of $225.9 million from a loss of $7.9 million for the six months ended June 30, 2026 and 2025, respectively.

The following represents a year over year discussion and analysis of our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2026	2025	(Decrease)	(Decrease)

REVENUE:
Communication services	$358,599	$348,905	$9,694	2.8%
Construction	779	3,262	(2,483)	(76.1)
Other	7,344	8,427	(1,083)	(12.9)
Total revenue	366,722	360,594	6,128	1.7
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	155,876	155,389	487	0.3
Cost of construction revenue	990	3,684	(2,694)	(73.1)
Selling, general and administrative	111,494	111,390	104	0.1
Stock-based compensation	3,333	4,590	(1,257)	(27.4)
Transaction-related charges	7,152	1,628	5,524	339.3
Restructuring and reorganization expenses	4,309	6,737	(2,428)	(36.0)
Depreciation and amortization	61,316	68,390	(7,074)	(10.3)
Amortization of intangibles from acquisitions	990	2,452	(1,462)	(59.6)
(Gain) loss on disposition of assets, transfers and contingent consideration	(230,158)	3,434	(233,592)	(6,802.3)
Total operating expenses	115,302	357,694	(242,392)	(67.8)
Income from operations	251,420	2,900	248,520	8,569.7
OTHER INCOME (EXPENSE):
Interest income	633	404	229	56.7
Interest expense	(21,345)	(24,760)	3,415	(13.8)
Other expense	(3,979)	(3,158)	(821)	26.0
Other expense, net	(24,691)	(27,514)	2,823	(10.3)
INCOME (LOSS) BEFORE INCOME TAXES	226,729	(24,614)	251,343	(1,021.1)
Income tax expense (benefit)	43,678	(3,967)	47,645	(1,201.0)
NET INCOME (LOSS)	183,051	(20,647)	203,698	(986.6)
Net (income) loss attributable to noncontrolling interests, net of tax:	(18,560)	4,693	(23,253)	(495.5)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$164,491	$(15,954)	$180,445	(1,131.0)%

Communications Services Revenue

Mobility Revenue. Mobility Services revenue increased by $1.1 million, or 2.1%, to $53.5 million for the six months ended June 30, 2026 from $52.4 million for the six months ended June 30, 2025 as result of an increase in subscribers, rates we charge our subscribers and equipment revenue within certain markets in this segment.

Fixed Revenue. Fixed Services revenue decreased by $0.5 million, or 0.2%, to $225.6 million from $226.1 million for the six months ended June 30, 2026 and 2025, respectively. This net decrease primarily pertained to a decrease in Fixed Services revenue from consumer customers and consisted of the following:

●	International Telecom. International Telecom. Within our International Telecom segment, Fixed Services revenue decreased by $2.0 million, or 1.6%, to $121.1 million from $123.1 million for the six months ended June 30, 2026 and 2025, respectively. This decrease was primarily a result of the FCC’s High-Cost

Support Program in the US Virgin Islands being terminated on December 31, 2025.
●	US Telecom. Fixed Services revenue within our US Telecom segment increased by $1.4 million, or 1.4%, to $104.4 million from $103.0 million for the six months ended June 30, 2026 and 2025, respectively. This increase was primarily the result of increased revenue from certain government support programs in Alaska.

Carrier Services Revenue. Carrier Services revenue increased by $6.0 million, or 9.0%, to $72.4 million from $66.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase within our segments consisted of the following:

●	International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $0.4 million, or 5.5%, to $7.7 million from $7.3 million for the six months ended June 30, 2026 and 2025, respectively, primarily as a result of an increase in roaming revenues in some of our international markets.

●	US Telecom. Carrier Services revenue within our US Telecom segment increased by $5.7 million, or 9.7%, to $64.7 million from $59.0 million, for the six months ended June 30, 2026 and 2025, respectively. This increase was primarily the result of the transition of legacy roaming arrangements to carrier service management contracts.

Other Communications Services Revenue. Other Communications Services revenue increased $3.1 million, or 77.5%, to $7.1 million from $4.0 million for the six months ended June 30, 2026 and 2025, respectively, as a result of an increase in revenue from ancillary services in our International Telecom segment.

Construction Revenue. During the six months ended June 30, 2026 and 2025, Construction Revenue decreased to $0.8 million from $3.3 million, respectively, as a result of a decrease in the number of sites completed during 2026 as compared to 2025.

Other Revenue

Managed Services Revenue. Managed Services revenue decreased by $1.1 million, or 13.1%, to $7.3 million from $8.4 million for the six months ended June 30, 2026 and 2025, respectively. The net decrease within our segments consisted of the following:

●	International Telecom. Managed Services revenue in our International Telecom segment increased $0.3 million, or 10.7%, to $3.1 million from $2.8 million for the six months ended June 30, 2026 and 2025, respectively.

●	US Telecom. Within our US Telecom segment, Managed Services revenue decreased $1.4 million, or 24.6%, to $4.3 million from $5.7 million for the six months ended June 30, 2026 and 2025, respectively.

Operating Expenses

Cost of communication services and other. Cost of communication services and other increased by $0.5 million, or 0.3%, to $155.9 million from $155.4 million for the six months ended June 30, 2026 and 2025, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, cost of communication services and other decreased by $2.1 million, or 3.1%, to $66.6 million from $68.7 million, for the six months ended June 30, 2026 and 2025, respectively. This decrease was the result of the impact of cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods.

●	US Telecom. Cost of communication services and other within our US Telecom segment increased by $2.6 million, or 3.0%, to $89.3 million from $86.7 million for the six months ended June 30, 2026 and 2025, respectively. Such increase was the result of increased transport costs and the impact of the Tower Portfolio Transaction, which resulted in increased tower site expenses, partially offset by the impact of certain cost savings initiatives, including reorganizations and reductions in force, that were implemented in the current and previous periods.

Cost of construction revenue. During the six months ended June 30, 2026 and 2025, cost of construction revenue decreased to $1.0 million from $3.7 million, respectively, as a result of a decrease in the number of sites completed during 2026 as compared to 2025.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $0.1 million, or 0.1%, to $111.5 million from $111.4 million for the six months ended June 30, 2026 and 2025, respectively. The net increase in selling, general and administrative expenses, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $0.9 million, or 1.6%, to $55.9 million from $55.0 million for the six months ended June 30, 2026 and 2025, respectively, as a result of an increase in marketing and personnel costs in certain markets that was partially offset by the impact of certain cost containment initiatives, including the reorganizations and reductions in force, that were implemented in the current and previous periods.

●	US Telecom. Selling, general and administrative expenses increased within our US Telecom segment by $0.5 million, or 1.1%, to $45.6 million from $45.1 million, for the six months ended June 30, 2026 and 2025, respectively, as a result of an increase in professional fees partially offset by the impact of certain cost containment initiatives, including the reorganizations and reductions in force that were implemented in the current and previous periods.

●	Corporate Overhead. Selling, general and administrative expenses within our corporate overhead decreased by $1.3 million, or 11.5%, to $10.0 million from $11.3 million, for the six months ended June 30, 2026 and 2025, respectively, as a result of a decrease in certain professional fees.

Stock-based compensation. Stock-based compensation decreased to $3.3 million from $4.6 million for the six months ended June 30, 2026 and 2025, respectively, as a result of the impact of certain reductions in force during the six months ended June 30, 2026.

Transaction-related charges.  We incurred $7.2 million and $1.6 million of transaction-related charges during the six months ended June 30, 2026 and 2025, respectively. The increase was the result of the timing of our transaction-related charges and was primarily the result of costs incurred in connection with the Tower Portfolio Transaction during the six months ended June 30, 2026.

Restructuring and reorganization expenses. In our efforts to advance our cost management actions to drive higher operating efficiencies and margins, we incurred certain restructuring and reorganization expenses, primarily reductions in force, totaling $1.0 million, $0.8 million and $2.5 million within our International Telecom segment, US Telecom segment and Corporate and Other segment, respectively, during the six months ended June 30, 2026.

We incurred restructuring and reorganization expenses of $2.9 million, $2.5 million and $1.4 million within our International Telecom segment, US Telecom segment and Corporate and Other segment, respectively, during the six months ended June 30, 2025.

Increases and decreases in restructuring and reorganization expenses within each segment were a result of the timing and magnitude of our reductions in force.

 Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $7.1 million, or 10.4%, to $61.3 million from $68.4 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in depreciation and amortization expenses, within our segments, consisted primarily of the following:

●	International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $2.9 million, or 9.5%, to $27.6 million from $30.5 million, for the six months ended June 30, 2026 and 2025, respectively. The decrease was the result of this segment’s reduction in capital expenditures and certain assets becoming fully depreciated in recent periods.

●	US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $3.4 million, or 9.4%, to $32.7 million from $36.1 million, for the six months ended June 30, 2026 and 2025, respectively. The decrease was the result of this segment’s reduction in capital expenditures, certain assets becoming fully depreciated in recent periods, and the conclusion of the recording of depreciation expense related to assets that were sold in connection with the Tower Portfolio Transaction.

●	Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead to $1.1 million from $1.7 million, for the six months ended June 30, 2026 and 2025, respectively, primarily as a result of additional assets becoming fully depreciated in recent periods.

Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions decreased by $1.5 million to $1.0 million from $2.5 million for the six months ended June 30, 2026 and 2025, respectively, as a result of certain assets being fully amortized in previous periods.

(Gain) loss on disposition of assets, transfers and contingent consideration. During the six months ended June 30, 2026, we recorded a net gain on the disposition of assets and transfers of $230.2 million. Of this net gain, $229.5 million was recognized within our US Telecom segment and was primarily related to the $229.9 million gain on the Tower Portfolio Transaction, while the remaining $0.7 million gain was recorded in the International Telecom segment primarily as a result of the sale of certain real estate.

During the six months ended June 30, 2025, we recorded a net loss on the disposition of assets of $3.4 million. Of this net loss, $0.4 million and $3.0 million were recognized within our International and US Telecom segments, respectively.

Interest income. Interest income was $0.6 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively. Such increase was the result of an increase in our cash and cash equivalents due to the proceeds received from the Tower Portfolio Transaction. In addition, such proceeds are being invested in higher yielding cash and cash equivalent investments.

Interest expense.   Interest expense decreased to $21.3 million from $24.8 million for the six months ended June 30, 2026 and 2025, respectively. We used a portion of the proceeds from the Tower Portfolio Transaction to reduce our outstanding debt balances, which in turn reduced our interest expense during the six months ended June 30, 2026. In addition, a decline in interest rates, which were impacted by certain interest rate swap agreements, also reduced such expense during the six months ended June 30, 2026.

Other expense. For the six months ended June 30, 2026, other expense was $4.0 million of expense primarily related to a $2.6 million loss from our noncontrolling investments, $1.1 million in losses on foreign currency transactions and $0.3 million of expenses incurred for certain employee benefit plans.

For the six months ended June 30, 2025, other expense was $3.2 million of expense primarily related to a non-operating employee-related matter and $1.0 million in losses on foreign currency transactions.

Income taxes. Our effective tax rates for the six months ended June 30, 2026 and 2025 were 19.3% and 16.1%, respectively.

We recorded an income tax expense of $43.7 million in relation to a pretax income of $226.7 million for the six months ended June 30, 2026. The effective tax rate for the six months ended June 30, 2026 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate, (ii) the exclusion of losses in Alaska and the US Virgin Islands due to valuation allowance positions placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete items including a $4.6 million net benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, net of interest on prior years uncertain tax positions, a $0.9 million expense associated with stock option shortfalls, and a $0.8 million expense associated with a return to provision adjustment related to tax returns filed in Guyana.

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

Net (income) loss attributable to noncontrolling interests, net of tax.  Net (income) loss attributable to noncontrolling interests, net of tax reflected an allocation of $18.6 million of income and $4.7 million of losses generated by our less than wholly owned subsidiaries for the six months ended June 30, 2026 and 2025, respectively. Changes in net (income) loss attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:

●	International Telecom. Within our International Telecom segment, net (income) loss attributable to noncontrolling interests, net of tax increased by $1.9 million, or 52.6%, to an allocation of $5.8 million of income from an allocation of $3.8 million of income for the six months ended June 30, 2026 and 2025, respectively. The increase was the result of increased profitability at certain less than wholly owned subsidiaries.

●	US Telecom. Within our US Telecom segment, net (income) loss attributable to noncontrolling interests, net of tax increased by $21.3 million to an allocation of income of $12.8 million from an allocation of losses of $8.5 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily the result of the gain recognized on the Tower Portfolio Transaction.

Net income (loss) attributable to ATN International, Inc. stockholders. Net income (loss) attributable to ATN International, Inc. stockholders was income of $164.5 million for the six months ended June 30, 2026 as compared to a loss of $16.0 million for the six months ended June 30, 2025.

On a per diluted share basis, net income was $10.44 per diluted share for the six months ended June 30, 2026 as compared to a loss of $1.25 per diluted share for the six months ended June 30, 2025. Such per share amounts were negatively impacted by accrued preferred dividends of $3.2 million and $3.0 million for the six months ended June 30, 2026 and 2025, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For discussion of ongoing proceedings, see Note 14 to the Consolidated Financial Statements in this Report.

One Big Beautiful Bill Act

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the US. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company reflected the impact of the enacted provisions in its financial statements for the six months ended, June 30, 2026, which were determined to be immaterial. The Company will continue to evaluate the impact of the OBBBA provisions effective in future years on the Company’s financial statements and related disclosures.

Liquidity and Capital Resources

Historically, we have met our operational liquidity needs and have funded our capital expenditures and acquisitions through a combination of cash-on-hand, internally generated funds, borrowings under our credit facilities, proceeds from dispositions, and seller financings. We believe our current cash, cash equivalents, short term investments and availability under our current credit facilities will be sufficient to meet our cash needs, for at least the next twelve months, for working capital and capital expenditure requirements.

Total liquidity.  As of June 30, 2026, we had approximately $331.9 million in cash, cash equivalents, and restricted cash. Of this amount, $80.5 million was held by our foreign subsidiaries and is indefinitely invested outside the US. In addition, we had approximately $513.3 million of debt, net of unamortized deferred financing costs as of June 30, 2026. How and when we deploy our balance sheet capacity, including the availability under our various credit facilities (as further described below), will figure prominently in our longer-term growth prospects and stockholder returns.

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

For the six months ended June 30, 2026, we spent approximately $38.3 million for capital expenditures and $27.0 million for capital expenditures that are reimbursable under certain government programs. For the six months ended June 30, 2025, we spent approximately $42.0 million for capital expenditures and $45.9 million for capital expenditures that are reimbursable under certain government programs. The following shows our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	International	US	Corporate and
Six months ended June 30,	Telecom	Telecom	Other (1)	Consolidated
2026	$14,404	$50,861	$1	$65,266
2025	20,270	67,650	2	87,922
(1)	Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.

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

Dividends.   For the six months ended June 30, 2026, our Board of Directors declared $8.7 million of dividends to our stockholders, which included a $0.29 per share dividend declared on June 18, 2026 and paid on July 8, 2026. We have declared quarterly dividends since the fourth quarter of 1998.

Stock Repurchase Plan. On August 5, 2026, our Board of Directors announced that it has authorized the repurchase of up to $30 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the "2026 Repurchase Plan"). Our previous repurchase plan, announced in 2023, had $15 million available to repurchase shares of our common stock, however, we did not repurchase any of our common stock under this repurchase plan during either the three or six months ended June 30, 2026 or 2025.

Sources of Cash

Cash provided by operations.  Cash provided by operating activities was $53.5 million for the six months ended June 30, 2026 as compared to $59.8 million for the six months ended June 30, 2025.  The decrease of $6.3 million was primarily related to changes in our net income and working capital requirements.

Cash provided by (used in) investing activities. During the six months ended June 30, 2026, investing activities provided $228.6 million of cash as compared to the six months ended June 30, 2025 when we used $45.6 million of cash for investing activities.

This $274.2 change in cash provided by (used in) investing activities was primarily related to the Tower Portfolio Transaction, which generated $267.7 million in sales proceeds. In addition, we recorded a reduction in capital expenditures and reimbursable amounts disbursed for government capital programs of $3.8 million and $18.9 million, respectively. Proceeds from the sale of other assets also increased by $3.6 million. Offsetting these increases was a reduction in the amount we were reimbursed for government capital programs of $18.9 million.

Cash provided by (used in) financing activities. During the six months ended June 30, 2026, we used $67.4 million of cash for financing activities as compared to the six months ended June 30, 2025 when our financing activities provided $9.9 million of cash.

This $77.3 million change in cash provided by (used in) financing activities was primarily related to the repayment of $76.8 million of our debt, funded by the proceeds from the Tower Portfolio Transaction. In addition, we increased the cash used to pay dividends to our stockholders by $1.1 million and to repurchase our common stock from employees to satisfy certain tax withholding obligations of $1.1 million.

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

We capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility, which are being amortized over the life of the debt and $2.1 million were unamortized as of June 30, 2026.

In connection with the Tower Portfolio Transaction, on February 11, 2026, we entered into a Consent Agreement (the “Consent”) with CoBank, as Administrative Agent, and the Lenders and Voting Participants (constituting Required Lenders (as defined in the 2023 CoBank Credit Agreement)) party thereto, in connection with the 2023 CoBank Credit Agreement. Pursuant to the terms of the Consent, CoBank and the other Lenders and Voting Participants (constituting Required Lenders) party thereto consented to: (i) the consummation of the Tower Portfolio Transaction; (ii) the distributions of the Net Cash Proceeds (as defined in the 2023 CoBank Credit Agreement) from the Tower Portfolio Transaction to the Company and the minority shareholders of the Commnet Parties; (iii) the Net Cash Proceeds received from the Tower Portfolio Transaction being applied to the repayment of the outstanding 2023 CoBank Revolving Loan rather than the 2023 CoBank Term Loan; and (iv) to the extent that there are Net Cash Proceeds remaining after repaying the outstanding 2023 CoBank Revolving Loan, such Net Cash Proceeds being used by the Company and its subsidiaries for working capital and general corporate purposes. The Consent further provides for the release of the Liens (as defined in the 2023 CoBank Credit Agreement) on the assets being sold in connection with the Tower Portfolio Transaction.

As of June 30, 2026, we had $117.8 million outstanding under the 2023 CoBank Term Loan and no outstanding borrowings under the 2023 CoBank Revolving Loan, as a result of the repayment of the outstanding 2023 CoBank Revolving Loan balance from Net Cash Proceeds from the Tower Portfolio Transaction. As of that date, we had $170.0 million of remaining availability under the 2023 CoBank Revolving Loan. We were in compliance with all financial covenants as of June 30, 2026.

In October 2023, we entered into a two-year, forward starting one-month floating to fixed SOFR interest rate swap agreement. The swap was effective November 13, 2023 in a non-amortizing notional amount of $50.0 million, had a fixed SOFR rate of 4.896% and matured on November 13, 2025.

Letter of Credit Facility

On November 14, 2022, we entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of us and our subsidiaries. As of June 30, 2026, $39.0 million of Standby Letters of Credit had been issued under this agreement.

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

The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the 2022 Alaska Credit Facility (as defined below) in the amount of approximately $279 million plus accrued and unpaid interest, (b) to pay fees and expenses associated with the completion of this transaction, and (c) for general corporate purposes. As of June 30, 2026, $300.0 million was outstanding under the 2024 Alaska Term Facility.

Proceeds from the 2024 Alaska Revolving Facility are used, subject to certain limitations, (a) to issue letters of credit to replace or backstop existing letters of credit of Alaska Communications and its direct and indirect subsidiaries, and (b) for working capital purposes, capital expenditures and other general corporate purposes. As of June 30, 2026, $20.0 million was outstanding under the 2024 Alaska Revolving Facility and $0.6 million of letters of credit were issued. As a result, $69.4 million was available under the 2024 Alaska Revolving Facility as of June 30, 2026.

The 2024 Alaska Credit Facility also provides for incremental term loans (“Incremental Term Loans”) up to an aggregate principal amount of the greater of $91 million and Alaska Communications’ trailing consolidated twelve-month EBITDA (as defined in the 2024 Alaska Credit Agreement), subject to Alaska Communications meeting certain conditions.

In connection with the 2024 Alaska Credit Facility, we incurred $6.9 million of fees and rolled over $2.1 million of fees for the 2022 Alaska Credit Facility to be amortized over the life of the debt. As of June 30, 2026, we had $5.7 million of unamortized fees, which are being amortized over the life of the debt, associated with the 2024 Alaska Credit Facility.

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

Alaska Communications is required to maintain financial ratios, including (a) a maximum Consolidated Net Total Leverage Ratio (as defined in the 2024 Alaska Credit Agreement) of 4.75:1.00, stepping down to 4.50:1.00 beginning with the third quarter of 2027, and stepping down to 4.25:1.00 beginning with the third quarter of 2028; and (b) a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.25:1.00. The 2024 Alaska Credit Agreement contains customary covenants restricting the incurrence or assumption of debt, granting or assuming liens, declaring dividends and making other restricted payments, making investments, dispositions, engaging in transactions with affiliates, changes to the nature of business, modifying organizational documents and material agreements, entering into sale and leaseback transactions, amending or making prepayments on certain subordinated debt, and entering into mergers and acquisitions. The 2024 Alaska Credit Agreement contains usual and customary affirmative and negative covenants of the parties for credit facilities of this type or as otherwise deemed appropriate by the administrative agent, subject to customary exceptions and materiality standards. As of June 30, 2026, Alaska Communications was in compliance with all financial covenants.

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

On September 26, 2025, Alaska Communications entered into four forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the four agreements was $200 million, with fixed SOFR rates ranging from 3.43% to 3.45% and have a maturity date of September 30, 2027. The swap agreements had a fair value of $1.3 million and $(0.5) million as of June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026, Commnet Wireless had $35.4 million outstanding, of which $9.0 million was classified as being current and $26.4 million as long-term on our balance sheet under the Receivables Credit Facility. Commnet Wireless capitalized $0.8 million in fees associated with the Receivables Credit Facility which are being amortized over the life of the debt and $0.2 million were unamortized as of June 30, 2026.

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

The 2025 IDB Credit Agreement contains financial covenants that impose on OneGY: 1) a maximum Net Financial Debt to EBITDA Ratio; 2) a maximum Debt to Equity ratio; and 3) a minimum EBITDA to Net Financial Expense Ratio (each as defined in the 2025 IDB Credit Agreement), as well as customary representations, warranties and covenants. The 2025 IDB Credit Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy.

OneGY capitalized $1.1 million of fees associated with the 2025 IDB Credit Facilities, which are being amortized over the life of the debt and $1.0 million were unamortized as of June 30, 2026.

As of June 30, 2026, there were no outstanding borrowings under the 2025 IDB Revolving Facility and there was $5.0 million under the 2025 IDB Term loan as of that date. As of June 30, 2026, OneGY was in compliance with all financial covenants.

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

The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent of the RUS noteholders. The agreements also contain a financial covenant that Sacred Wind was not in compliance with as of December 31, 2024. Sacred Wind submitted a corrective action plan to comply with the financial covenant by December 31, 2028. The corrective action plan was accepted by the RUS and, as of June 30, 2026, we were in compliance with that corrective action plan.

As of June 30, 2026, $19.6 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.6 million was current and $16.0 million was long term.

The mortgage notes carry fixed interest rates ranging from 0.88% to 5.0%.

USVI Debt

We, and certain of our subsidiaries, entered into a loan agreement (the “OneVI Debt Agreement”) for a $60.0 million loan (the “OneVI Debt”) with National Cooperative Services Corporation (“NCSC”) on July 1, 2016. The OneVI Debt Agreement contains customary representations, warranties, and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “OneVI Net Leverage Ratio”). On May 5, 2022, the Net Leverage Ratio was amended to 7.0 to 1.0 through the original maturity date. This covenant is tested on an annual basis at the end of each fiscal year and we were in compliance with the OneVI Net Leverage Ratio as of December 31, 2025. Interest was paid quarterly at a fixed rate of 4.0% per annum through June 30, 2026. The debt is secured by certain assets of the OneVI subsidiaries and is guaranteed by us.

On November 5, 2025, the Company and certain of its subsidiaries (the “OneVI Borrowers”) amended the OneVI Debt Agreement (the “OneVI Debt Amendment”) to extend the maturity date of the OneVI Debt from July 1,

2026 to July 1, 2035 (the “Extended Maturity Date”). The OneVI Debt Amendment further provided that the OneVI Debt would continue to accrue interest at the then current fixed 4.0% rate through June 30, 2026 and, beginning on July 1, 2026, NCSC offered, at the Borrowers’ option, a forward fixed rate or variable rate of interest for the remainder of the term of the OneVI Debt through the Extended Maturity Date. The OneVI Borrowers elected the variable rate, which is NCSC’s standard variable rate of interest for long-term loans and subject to change monthly, and the OneVI Borrowers have the option to convert all or a portion of principal outstanding as of the date specified in the Conversion Notice (as defined in the OneVI Debt Agreement), to NCSC’s standard fixed interest rates for long-term loans at any time thereafter without a fee.

Additionally, the OneVI Debt Amendment provided that the OneVI Debt would continue to require interest-only payments at the then current rate through June 30, 2026; beginning on July 1, 2026, the OneVI Debt became subject to a quarterly repayment schedule.

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

As of June 30, 2026, $60.0 million of the OneVI Debt was outstanding. Of that amount, $4.5 million was current and $55.5 million was long term.

Debt Maturity

The table below summarizes the annual maturities of our debt instruments (amounts in thousands):

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other	Debt	Credit Facility
July 1, 2026 through December 31, 2026	$3,710	$2,250	$4,875	$10,835	$4,335
Year ending December 31, 2027	13,098	5,000	9,750	27,848	9,208
Year ending December 31, 2028	18,858	5,000	9,750	33,608	9,657
Year ending December 31, 2029	297,749	5,750	93,438	396,937	6,274
Year ending December 31, 2030	3,172	6,500	—	9,672	2,989
Thereafter	2,985	40,500	—	43,485	2,958
Total	339,572	65,000	117,813	522,385	35,421
Debt Discounts	(5,874)	(1,091)	(2,107)	(9,072)	(194)
Book Value as of June 30, 2026	$333,698	$63,909	$115,706	$513,313	$35,227

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

In addition, the 2023 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2026, we were in compliance with all of the financial covenants of the 2023 CoBank Credit Facility.

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

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the three months ended June 30, 2026 and 2025, we recorded $0.7 million and $0.6 million, respectively, in losses on foreign currency transactions. For the six months ended June 30, 2026 and 2025, we recorded $1.1 million and $1.0 million, respectively, in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.

Inflation

Several of our markets have experienced increases in operating costs, some of which we believe are attributable to inflation. If inflation continues or worsens, it could negatively impact us by increasing our operating expenses. Inflation may lead to cost increases in multiple areas across our business, for example, rises in the prices of raw materials and manufactured goods, increased energy rates, as well as increased wage pressures and other expenses related to our employees. In particular, where we have agreed to undertake infrastructure build-outs on a fixed budget for our carrier customers or by accepting government grants, inflation may result in build costs that exceed our original budget given the long delays experienced in procuring equipment and materials due to global supply chain delays. To the extent that we are unable to pass on these costs through increased prices, revised budget estimates, or offset them in other ways, they may impact our financial condition and cash flows.

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

The previously implemented tariffs did not have a material impact on our financial condition or results of operations during the three or six months ended June 30, 2026. However, due to the uncertainty with respect to such tariffs and their evolving nature, we cannot predict the impact, if any, they may have on our business or results in the future.

Availability Under Credit Facilities

In addition to future internally generated funds, we had the following available to us under our credit facilities, as defined below, as of June 30, 2026 and may be able to raise funds in the capital markets by making an offering under our universal shelf registration.

Available as of
Credit Facility	June 30, 2026 (in millions)
2023 CoBank Credit Facility	$170.0
2024 Alaska Revolving Facility	69.4
2025 IDB Term Loan	25.0
2025 IDB Revolving Facility	10.0
Total available	$274.4

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

Interest Rate Sensitivity. As of June 30, 2026, we had $302.8 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 100-basis-point change in the interest rates on our variable rate debt would result in a $3.0 million change in our annual interest expense.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loans within our credit facilities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer. We had an authorized share repurchase program, pursuant to which we were authorized to repurchase up to $25 million in shares of our common stock (the “Repurchase Program”) and of which $15 million remained available for repurchases as of June 30, 2026.

On August 5, 2026, we announced that, on July 31, 2026, our Board of Directors approved a share repurchase authorization increase of $15 million, authorizing the repurchase of up to $30 million in shares of our common stock in the aggregate under the Repurchase Program. Repurchases under the Repurchase Program may be made through a variety of methods, which could include open market purchases, which may or may not be pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, in privately negotiated transactions, accelerated share repurchases, block trades, tender offers, or any combination of such methods. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. We are not obligated to repurchase any specific amount of shares of common stock, and the repurchase authorization does not have an expiration date and may be amended or terminated by the Board of Directors at any time without prior notice.

The following table reflects the repurchases by us of our common stock during the quarter ended June 30, 2026:

					(d)
					Maximum
					Number (or
				(c)	Approximate
			(b)	Total Number of	Dollar Value) of
	(a)		Average	Shares Purchased	Shares that May
	Total Number		Price	as Part of Publicly	Yet Be Purchased
	of Shares		Paid per	Announced Plans	Under the Plans or
Period	Purchased		Share	or Programs	Programs
April 1, 2026 — April 30, 2026	—		$—	—	$15,000,000
May 1, 2026 — May 31, 2026	—		—	—	15,000,000
June 1, 2026 — June 30, 2026	1,436	(1)	26.66	—	15,000,000

(1)	Shares purchased on June 16, 2026, from members of our Board of Directors who tendered these shares to us to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the 2023 Repurchase Plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date such shares were purchased.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

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

10.3

Consulting Services Agreement, by and between ATN International, Inc. and Brad W. Martin, dated as of April 6, 2026, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on April 7, 2026.

10.4

Sixth Amendment to Network Build and Maintenance Agreement dated as of May 5, 2026 by and between Commnet Wireless, LLC and AT&T Mobility LLC, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on May 11, 2026.

10.5

Letter Agreement, dated as of May 6, 2026, between Cellco Partnership dba Verizon Wireless and Commnet Wireless, LLC, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on May 11, 2026.

10.6

Amendment to Purchase and Sale Agreement, dated June 2, 2026, by and among Commnet Wireless, LLC, Alloy, Inc., Arizona Nevada Tower Company, LLC, Commnet Four Corners, LLC, Commnet of Arizona, LLC, Commnet of Nevada, LLC, Excomm, LLC, Mora Valley Wireless, LLC, and EIP Holdings IV, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on June 3, 2026.

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

ATN International, Inc.

Date: August 10, 2026	/s/ Naji N. Khoury
Naji N. Khoury
Chief Executive Officer

Date: August 10, 2026	/s/ Carlos R. Doglioli
Carlos R. Doglioli
Chief Financial Officer