Form 10-Q
period 2026-09-30
ATN International, Inc.
filed 2026-11-06
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-12593
____________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 6, 2026, the registrant had outstanding 15,403,357 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.
FORM 10-Q
Quarter Ended September 30, 2026

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, the Company’s future financial performance, business goals and objectives, and results of operations, and management’s plans, expectations and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results. Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others: (1) the general performance of our operations, including operating margins, revenues, capital expenditures, the impact of cost savings initiatives and the retention of and future growth of our subscriber base; (2) our ability to satisfy outstanding conditions to complete subsequent closings with respect to our Tower Portfolio Transaction (as defined below); (3) the timing, manner and extent to which proceeds from the Tower Portfolio Transaction are deployed may be affected by future market conditions, potential changes in tax laws and the Company’s ability to develop corporate investment and strategic opportunities; (4) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure and information systems; (5) our ability to satisfy the needs and demands of our major carrier customers; (6) our ability to realize expansion plans for our fiber markets; (7) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (8) our ability to efficiently and cost-effectively upgrade our networks and information technology platforms to address rapid and significant technological changes in the telecommunications industry; (9) continued access to capital and credit markets on terms we deem favorable; (10) government subsidy program availability and regulation of the our businesses, which may impact the our telecommunications licenses, our revenues and operating costs; (11); the impact (if any) of geopolitical instability and US military presence in the Caribbean; (12) ongoing risk of an economic downturn, political, geopolitical and other risks and opportunities impacting our operations, including those resulting from changes and uncertainties related to trade policies or tariff regulations, financial market volatility and disruption, uncertain economic conditions in the US and abroad, inflationary concerns, and other macroeconomic headwinds including increased costs and supply chain disruptions; (13) management transitions, and the loss of, or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (14) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals; (15) the occurrence of weather events and natural catastrophes and our ability to secure the appropriate level of insurance coverage and the impact of such events on the timing of project implementation and corresponding revenue; and (16) increased competition. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2026, and the other reports the Company files from time to time with the SEC. The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors that may affect such forward-looking statements, except as required by law.

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

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
ATN INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share Data)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$339,109	$102,491
Restricted cash	12,387	14,663
Short-term investments	396	395
Accounts receivable, net of allowances for credit losses of $16.2 million and $15.5 million, respectively	102,417	80,666
Government grant receivables	40,852	45,144
Customer receivable	9,277	8,783
Inventory, materials and supplies	15,382	14,332
Prepayments and other current assets	57,391	50,202
Assets held for sale	—	11,200
Total current assets	577,211	327,876
Fixed assets, net	945,206	991,767
Telecommunication licenses, net	105,486	105,486
Goodwill	4,835	4,835
Intangible assets, net	6,260	7,449
Operating lease right-of-use assets	133,433	98,158
Customer receivable - long term	27,842	35,128
Assets held for sale, net of current portion	6,649	—
Other assets	106,080	102,555
Total assets	$1,913,002	$1,673,254
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current Liabilities:
Current portion of long-term debt	$30,346	$15,846
Current portion of customer receivable credit facility	9,053	8,784
Accounts payable and accrued liabilities	189,225	173,301
Dividends payable	4,467	4,196
Accrued taxes	30,781	7,596
Current portion of lease liabilities	19,825	13,891
Advance payments and deposits	51,790	39,485
Liabilities held for sale	139	—
Total current liabilities	335,626	263,099
Deferred income taxes	3,029	1,950
Lease liabilities, excluding current portion	107,489	75,277
Deferred revenue, long-term	41,145	46,888
Liabilities held for sale, net of current portion	136	—
Other liabilities	63,437	65,085
Customer receivable credit facility, net of current portion	24,859	30,834
Long-term debt, excluding current portion	507,164	549,321
Total liabilities	1,082,885	1,032,454
Redeemable noncontrolling interests:
Preferred redeemable noncontrolling interests	76,784	71,820
Common redeemable noncontrolling interests	19,500	15,001
Total redeemable noncontrolling interests	96,284	86,821
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 18,283,643 and 18,061,239 shares issued, respectively, 15,403,357 and 15,257,391 shares outstanding, respectively	183	181
Treasury stock, at cost; 2,880,286 and 2,803,848 shares, respectively	(105,086)	(103,183)
Additional paid-in capital	224,785	220,156
Retained earnings	475,363	312,407
Accumulated other comprehensive income	15,465	14,731
Total ATN International, Inc. stockholders’ equity	610,710	444,292
Noncontrolling interests	123,123	109,687
Total equity	733,833	553,979
Total liabilities, redeemable noncontrolling interests and equity	$1,913,002	$1,673,254
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)
(In Thousands, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
REVENUE:
Communication services	$178,458	$177,752	$537,057	$526,657
Construction	435	1,115	1,215	4,377
Other	4,344	4,298	11,688	12,726
Total revenue	183,237	183,165	549,960	543,760
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	78,963	77,850	234,839	233,239
Cost of construction revenue	433	1,086	1,423	4,770
Selling, general and administrative	53,868	54,293	165,362	165,684
Stock-based compensation	1,752	1,966	5,085	6,556
Transaction-related charges	528	444	7,681	2,072
Restructuring and reorganization expenses	2,488	1,990	6,797	8,727
Depreciation and amortization	31,354	32,938	92,669	101,327
Amortization of intangibles from acquisitions	446	1,212	1,436	3,664
(Gain) loss on disposition of assets, transfers and contingent consideration	464	1,556	(229,694)	4,991
Total operating expenses	170,296	173,335	285,598	531,030
Income from operations	12,941	9,830	264,362	12,730
OTHER INCOME (EXPENSE)
Interest income	1,822	157	2,456	561
Interest expense	(10,569)	(11,628)	(31,915)	(36,388)
Other income (expense)	754	522	(3,225)	(2,637)
Other expense	(7,993)	(10,949)	(32,684)	(38,464)
INCOME (LOSS) BEFORE INCOME TAXES	4,948	(1,119)	231,678	(25,734)
Income tax expense (benefit)	(12,282)	(5,052)	31,396	(9,019)
NET INCOME (LOSS)	17,230	3,933	200,282	(16,715)
Net (income) loss attributable to noncontrolling interests, net of tax expense of $2.9 million, $(0.6) million, $3.1 million and $(1.0) million, respectively	1,411	410	(17,149)	5,104
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$18,641	$4,343	$183,133	$(11,611)
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$1.10	$0.18	$11.60	$(1.06)
Diluted	$1.09	$0.18	$11.52	$(1.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,403	15,257	15,357	15,204
Diluted	15,517	15,267	15,469	15,204
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.29	$0.275	$0.855	$0.790
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)
(In Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net Income (loss)	$17,230	$3,933	$200,282	$(16,715)
Other comprehensive income:
Reclassification of pension settlement, net of tax expense of $0	(1,766)	—	(1,766)	—
Unrealized gain (loss) on derivatives, net of tax expense of $0	695	(258)	2,500	599
Other comprehensive income (loss), net of tax	(1,071)	(258)	734	599
Comprehensive income (loss)	16,159	3,675	201,016	(16,116)
Less: Comprehensive (income) loss attributable to noncontrolling interests	1,411	410	(17,149)	5,104
Comprehensive income (loss) attributable to ATN International, Inc.	$17,570	$4,085	$183,867	$(11,012)
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)
(In Thousands, Except Per Share Data)

	Total Equity
	Common Stock	Treasury Stock, at cost	Additional Paid In Capital	Retained Earnings	Other Comprehensive Income/(Loss)	ATNI Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance, June 30, 2026	$183	$(105,086)	$223,208	$463,935	$16,536	$598,776	$120,524	$719,300
Stock-based compensation	—	—	1,574	—	—	1,574	178	1,752
Dividends declared on common stock ($0.29 per common share)	—	—	—	(4,467)	—	(4,467)	—	(4,467)
Repurchase of noncontrolling interests	—	—	3	—	—	3	(23)	(20)
Accrued dividend - redeemable preferred units	—	—	—	(1,722)	—	(1,722)	—	(1,722)
Deemed dividend - redeemable common units	—	—	—	(1,024)	—	(1,024)	3,855	2,831
Comprehensive income:
Net Income (loss)	—	—	—	18,641	—	18,641	(1,411)	17,230
Other comprehensive loss	—	—	—	—	(1,071)	(1,071)	—	(1,071)
Total comprehensive income (loss)	—	—	—	18,641	(1,071)	17,570	(1,411)	16,159
Balance, September 30, 2026	$183	$(105,086)	$224,785	$475,363	$15,465	$610,710	$123,123	$733,833

Balance, June 30, 2025	$181	$(103,183)	$216,856	$333,231	$11,634	$458,719	$109,053	$567,772
Stock-based compensation	—	—	1,797	—	—	1,797	169	1,966
Dividends declared on common stock ($0.275 per common share)	—	—	—	(4,193)	—	(4,193)	—	(4,193)
Repurchase of noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Accrued dividend - redeemable preferred units	—	—	—	(1,558)	—	(1,558)	—	(1,558)
Deemed dividend - redeemable common units	—	—	—	(6,544)	—	(6,544)	2,489	(4,055)
Comprehensive income:
Net Income (loss)	—	—	—	4,343	—	4,343	(410)	3,933
Other comprehensive loss	—	—	—	—	(258)	(258)	—	(258)
Total comprehensive income (loss)	—	—	—	4,343	(258)	4,085	(410)	3,675
Balance, September 30, 2025	$181	$(103,183)	$218,653	$325,279	$11,376	$452,306	$111,300	$563,606

	Total Equity
	Common Stock	Treasury Stock, at cost	Additional Paid In Capital	Retained Earnings	Other Comprehensive Income/(Loss)	ATNI Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance, December 31, 2025	$181	$(103,183)	$220,156	$312,407	$14,731	$444,292	$109,687	$553,979
Issuance of 222,404 shares of common stock	2	—	(2)	—	—	—	—	—
Purchase of 76,438 shares of common stock	—	(1,903)	—	—	—	(1,903)	—	(1,903)
Stock-based compensation	—	—	4,626	—	—	4,626	459	5,085
Dividends declared on common stock ($0.855 per common share)	—	—	—	(13,165)	—	(13,165)	(1,409)	(14,574)
Repurchase of noncontrolling interests	—	—	5	—	—	5	(312)	(307)
Accrued dividend - redeemable preferred units	—	—	—	(4,964)	—	(4,964)	—	(4,964)
Deemed dividend - redeemable common units	—	—	—	(2,048)	—	(2,048)	(2,451)	(4,499)
Comprehensive income:
Net income	—	—	—	183,133	—	183,133	17,149	200,282
Other comprehensive income	—	—	—	—	734	734	—	734
Total comprehensive income (loss)	—	—	—	183,133	734	183,867	17,149	201,016
Balance, September 30, 2026	$183	$(105,086)	$224,785	$475,363	$15,465	$610,710	$123,123	$733,833

Balance, December 31, 2024	$179	$(102,413)	$212,759	$368,191	$10,777	$489,493	$105,958	$595,451
Issuance of 181,489 common units	2	—	(2)	—	—	—	—	—
Repurchase of 38,314 shares of common stock	—	(770)	—	—	—	(770)	—	(770)
Stock-based compensation	—	—	5,903	—	—	5,903	653	6,556
Dividends declared on common stock ($0.79 per common share)	—	—	—	(12,041)	—	(12,041)	(1,404)	(13,445)
Repurchase of noncontrolling interests	—	—	(7)	—	—	(7)	(38)	(45)
Accrued dividend - redeemable preferred units	—	—	—	(4,523)	—	(4,523)	—	(4,523)
Deemed dividend - redeemable common units	—	—	—	(14,737)	—	(14,737)	11,235	(3,502)
Comprehensive income:
Net loss	—	—	—	(11,611)	—	(11,611)	(5,104)	(16,715)
Other comprehensive income	—	—	—	—	599	599	—	599
Total comprehensive income (loss)	—	—	—	(11,611)	599	(11,012)	(5,104)	(16,116)
Balance, September 30, 2025	$181	$(103,183)	$218,653	$325,279	$11,376	$452,306	$111,300	$563,606

ATN INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)
(In Thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$200,282	$(16,715)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	92,669	101,327
Amortization of intangibles from acquisitions	1,436	3,664
Provision for doubtful accounts	7,515	6,495
Amortization of debt issuance costs	2,187	2,154
(Gain) loss on disposition of assets and contingent consideration	(229,694)	4,991
Stock-based compensation	5,085	6,556
Deferred income taxes	1,079	(12,767)
(Gain) loss on investments	813	(246)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable and government grant receivables	(31,507)	(2,305)
Customer receivable	6,791	3,146
Accrued taxes	20,763	5,326
Materials and supplies, prepayments, and other current assets	(6,388)	4,889
Accounts payable and accrued liabilities and advance payments and deposits	18,415	2,880
Other assets	(5,732)	(1,935)
Other liabilities	(6,996)	(9,771)
Net cash provided by operating activities	76,718	97,689
Cash flows from investing activities:
Capital expenditures	(66,385)	(60,925)
Government capital programs
Amounts disbursed	(34,830)	(67,303)
Amounts received	27,170	61,145
Purchase of investments - employee benefit plan	(44)	(44)
Proceeds from investments - employee benefit plan	—	730
Proceeds from Tower Portfolio Transaction	267,669	—
Proceeds from sale of strategic investments	8,457	—
Proceeds from sale of telecommunication licenses	2,200	—
Proceeds from sale of assets	1,585	261
Net cash provided by (used in) investing activities	205,822	(66,136)
Cash flows from financing activities:
Dividends paid on common stock	(12,893)	(11,475)
Distributions to noncontrolling interests	(1,410)	(1,404)
Payment of debt issuance costs	(655)	(285)
Finance lease payments	(562)	(1,260)
Term loan - borrowings	20,000	—
Term loan - repayments	(9,459)	(5,795)
Revolving credit facility – borrowings	62,050	83,500
Revolving credit facility – repayments	(101,170)	(57,500)
Repayment of customer receivable credit facility	(5,802)	(6,123)
Purchases of common stock – stock- based compensation	(1,902)	(770)
Repurchases of noncontrolling interests	(308)	(45)
Funds payable and amounts due to customers	3,913	—
Net cash used in financing activities	(48,198)	(1,157)
Net change in cash, cash equivalents, and restricted cash	234,342	30,396
Total cash, cash equivalents, and restricted cash, beginning of period	117,154	89,244
Total cash, cash equivalents, and restricted cash, end of period	$351,496	$119,640
Supplemental cash flow information:
Interest paid	$29,443	$34,305
Taxes paid	$11,329	$3,026
Dividends declared, not paid	$4,467	$4,196
Noncash investing activity:
Assets held for sale	$6,649	$7,757
Liabilities held for sale	$275	$—
Purchases of property, plant and equipment included in accounts payable and accrued expenses
Amounts accrued for reimbursable capital expenditures from government capital programs	$15,715	$13,634
Amounts accrued for non-reimbursable capital expenditures	$10,914	$10,252
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
As of September 30, 2026, the Company offered the following services to its customers:
•Fixed Telecommunications Services (“Fixed Services”). The Company provides fixed data and voice telecommunications services to business and consumer customers, including high-speed broadband and enterprise data solutions. In select markets, fixed services also include video offerings and revenue derived from support under certain government programs.
•Carrier Telecommunication Services (“Carrier Services”). The Company offers infrastructure services to other telecommunications providers, including the leasing of critical network infrastructure such as transport facilities, wholesale roaming, site maintenance and international long-distance services.
•Mobile Telecommunications Services (“Mobility Services”). The Company offers mobile communications services over its wireless networks, including voice, messaging and data services along with related equipment, such as handsets, to both business and consumer customers.
•Managed Services. The Company delivers information technology solutions, including network management, application support and infrastructure services to complement its fixed telecommunications services in its existing markets for the purpose of supporting both enterprise and residential users.
Through September 30, 2026, the Company identified two operating segments to manage and review its operations, as well as to support investor presentations of its results. These operating segments are as follows:
•International Telecom. In the Company’s international markets, it offers fixed, carrier, mobility and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.
•US Telecom. In the US, the Company offers fixed, carrier, and managed services to customers in Alaska and the western US.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reported its revenue and the markets it served during the three months ended September 30, 2026:

	International Telecom		US Telecom
Services	Markets	Tradenames (1)	Markets	Tradenames
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic, Brava	US	Alaska Communications, Commnet, Choice Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands, Cayman Islands	One Communications, Essextel, Logic, Brava	US	Alaska Communications, Commnet, Sacred Wind Communications
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications, Brava	N/A	N/A
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, Brava	US	Alaska Communications, Commnet
(1)During 2025, the Company unified branding across its networks, and the Company now sells Fixed and Mobility Services under the “One Communications” brand in Bermuda, Guyana and the US Virgin Islands. The Company refers to its business in Guyana as “OneGY,” its business in Bermuda as “OneBM,” and its business in the US Virgin Islands as “OneVI” throughout this Report.
For further information about the Company’s financial segments and geographical information about its operating revenues and assets, see Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.
Restructuring and reorganization expense
The Company engages in restructuring and reorganization activities from time to time. These activities are primarily reduction in force costs incurred to increase operational efficiency and improve the Company’s operating margins. The Company’s 2025 reorganization plan began in January 2025 and ended on December 31, 2025. As of December 31, 2025, the Company recorded $10.2 million of costs under the 2025 reorganization plan and of that amount $0.4 million was accrued and payable as of September 30, 2026.
The Company’s 2026 reorganization plan began in January 2026. As of September 30, 2026, the Company recorded $6.8 million of costs under the 2026 reorganization plan and of that amount $3.2 million was accrued and payable. A summary of the restructuring and reorganization costs for the three and nine months ended September 30, 2026 is below (in thousands).

	Three months ended September 30, 2026
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Employee costs	$—	$403	$344	$747
Consulting costs	—	—	1,741	1,741
Total	$—	$403	$2,085	$2,488

	Nine months ended September 30, 2026
	International	US	Corporate and
	Telecom	Telecom	Other (1)	Consolidated
Employee costs	$1,009	$892	$2,033	$3,934
Consulting costs	—	282	2,581	2,863
Total	$1,009	$1,174	$4,614	$6,797
(1)Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts

The Company is currently evaluating its reorganization plan for the remainder of 2026.
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
On June 2, 2026 (the “Initial Closing Date”), the Company completed the initial closing of the Tower Portfolio Transaction (the “Initial Closing”), and the Company currently anticipates that it will complete the Tower Portfolio Transaction in one or more Subsequent Closings (as defined below) on or before June 2027. The Transaction Agreement sets forth certain conditions that must be satisfied prior to the conveyance of tower sites at a closing. In connection with the Initial Closing, the Company and Everest entered into an amendment to the Transaction Agreement to waive certain conditions to the Initial Closing and restate (i) the schedule of tower sites that were conveyed to Everest on the Initial Closing Date (the “Assigned Sites”), (ii) the list of tower sites that will be managed by Everest but still subject to certain managed site conditions prior to conveyance (the “Managed Sites”), and (iii) the list of tower sites that are still subject to certain managed site conditions and consideration has not been paid to date (the “Deferred Sites”). Everest will manage the Managed Sites until the conditions to their conveyance are satisfied, and such Managed Sites are transferred to Everest at one or more subsequent closings (each, a “Subsequent Closing”). At any Subsequent Closing at which one or more Deferred Sites are transferred, Everest will pay a portion of the Aggregate Consideration that is attributable to each Deferred Site. At the Initial Closing, the Company and Everest entered into, among other ancillary agreements, (i) the management agreement for the Managed Sites, (ii) master lease agreements, pursuant to which the Sale Site Subsidiary (as defined in the Transaction Agreement) will lease to the applicable Commnet Party the requisite ground, tower, or other space of the Assigned Sites (the “Leaseback”) for the Company’s continued use, and (iii) a preferred backhaul agreement whereby Commnet and/or one or more of its affiliates will become the preferred backhaul provider for Everest with respect to the Assigned Sites.
At the Initial Closing, Everest paid the Company $267.7 million in aggregate cash consideration (the “Initial Closing Cash Consideration”), of which $153.4 million is attributable to the Assigned Sites and $114.3 million is attributable to the Managed Sites. Of the Initial Closing Cash Consideration, $255.7 million was recorded as sale consideration and $12.0 million of such amount was deferred (the “Deferred Amount”) in advanced payments and deposits on the Company’s balance sheet as it is subject to the Company’s completion of certain conditions related to the Managed Sites (the “Managed Sites Conditions”). During the three months ended September 30, 2026, the Company satisfied certain Managed Sites Conditions and recognized $0.8 million of the Deferred Amount, as sale consideration. The Company can receive up to an additional $29.6 million of the Aggregate Consideration at Subsequent Closings for the Deferred Sites

when and if closing conditions are satisfied or otherwise waived. The net book value of the assets and liabilities sold as of September 30, 2026 is listed in the table below (in thousands):

Consideration received	$256,469

Assets disposed:
Fixed assets	27,629
Other assets	1,056
Operating leases	4,432
Current portion of lease liabilities	(1,110)
Lease liabilities, excluding current portion	(3,080)
Other liabilities	(2,885)
Net assets disposed	26,042

Gain on sale of assets	230,427

Transaction costs	8,856

Gain on sale of assets after transaction costs	$221,571
The Company incurred $8.9 million of transaction related charges pertaining to legal, accounting, and consulting services associated with the Tower Portfolio Transaction, of this amount $0.5 million and $7.5 million was incurred during the three and nine months ended September 30, 2026, respectively, and $1.4 million was incurred during 2025. The fixed assets disposed had useful lives between 6 and 15 years.
At September 30, 2026, the Company recorded its remaining Tower Portfolio assets and liabilities as held for sale. These assets will be transferred at Subsequent Closings when and if the closing conditions are satisfied or otherwise waived. The assets and liabilities recorded as held for sale consist of $6.3 million of fixed assets, $0.3 million of lease assets, and $0.3 million of lease liabilities, of which $0.2 million is for the current portion of lease liabilities.
Spectrum Sale
In June 2026, the Company entered into an agreement to sell certain telecommunication spectrum licenses located in the US. Under the agreement, the Company will sell certain spectrum licenses for $41.0 million. Upon entering into the agreement, the Company received a deposit of $2.2 million. In total, the licenses have a book value of $36.4 million and the sales proceeds could total up to $41.0 million. The transaction is subject to regulatory approval and the Company currently expects to complete the sale in 2027. The Company expects to recognize a gain of up to $4.6 million upon the closing of the transaction.
Equity Investments
During the year ended December 31 2025, the Company entered into an agreement to sell its India solar investment. As a result of this transaction, the Company recorded its equity investment as held for sale at December 31, 2025. The transaction price was reduced in 2026 resulting in a $2.7 million impairment being recorded in other income (expense) during the nine months ended September 30, 2026. The Company received sales proceeds of $8.5 million, which was recorded as a cash inflow from investing activities in the statement of cash flows during the nine months ended September 30, 2026.
Fixed Assets
During the nine months ended September 30, 2026, the Company sold fixed assets related to certain real estate within its International Telecom segment for $1.3 million recognizing a gain of $1.1 million on the transaction.

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
Timing of Revenue Recognition
Revenue recognized consisted of the following for the periods presented below (in thousands):

	Three months ended September 30, 2026			Three months ended September 30, 2025
	International Telecom	US Telecom	Total	International Telecom	US Telecom	Total
Services transferred over time	$93,185	$72,208	$165,393	$89,842	$70,785	$160,627
Goods and services transferred at a point in time	3,525	1,972	5,497	3,735	2,565	6,300
Total revenue accounted for under ASC 606	$96,710	$74,180	$170,890	$93,577	$73,350	$166,927
Operating lease income	230	752	982	203	2,271	2,474
Government support revenue (1)	—	11,365	11,365	1,363	12,401	13,764
Total revenue	$96,940	$86,297	$183,237	$95,143	$88,022	$183,165

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	International Telecom	US Telecom	Total	International Telecom	US Telecom	Total
Services transferred over time	$277,564	$215,227	$492,791	$269,554	$208,965	$478,519
Goods and services transferred at a point in time	10,952	5,644	16,596	10,355	9,177	19,532
Total revenue accounted for under ASC 606	$288,516	$220,871	$509,387	$279,909	$218,142	$498,051
Operating lease income	676	4,864	5,540	579	5,926	6,505
Government support revenue (1)	—	35,033	35,033	4,045	35,159	39,204
Total revenue	$289,192	$260,768	$549,960	$284,533	$259,227	$543,760
(1)Revenue recognized from CAF II and USF programs (each as defined below). Refer to Note 9.
Contract Assets and Liabilities
Contract assets and liabilities consisted of the following (amounts in thousands):

	September 30, 2026	December 31, 2025	$ Change	% Change
Contract asset – current	$4,008	$3,748	$260	6.9%
Contract asset – noncurrent	4,137	5,887	(1,750)	(29.7)%
Contract liability – current	(28,337)	(27,758)	(579)	2.1%
Contract liability – noncurrent	(43,283)	(48,084)	4,801	(10.0)%
Net contract liability	$(63,475)	$(66,207)	$2,732	(4.1)%
The decrease in the Company’s net contract liability was due to the timing of customer prepayments, contract billings, and recognition of deferred revenue. During the nine months ended September 30, 2026, the Company recognized revenue of $24.2 million related to its December 31, 2025 contract liability and amortized $3.3 million of the December 31, 2025 contract asset to revenue. During the nine months ended September 30, 2025, the Company recognized revenue of

$26.0 million related to its December 31, 2024 contract liability and amortized $3.1 million of the December 31, 2024 contract asset to revenue.

Contract Acquisition Costs
The September 30, 2026 and December 31, 2025 balance sheets include contract acquisition costs of $11.0 million and $11.2 million, respectively, in other assets. During the three and nine months ended September 30, 2026, the Company amortized $2.0 million and $5.6 million, respectively, of contract acquisition costs. During the three and nine months ended September 30, 2025, the Company amortized $1.8 million and $5.2 million, respectively, of contract acquisition costs.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to unsatisfied performance obligations of certain multiyear Mobility and Fixed communication services contracts, Managed Services contracts, and the Company’s Carrier Services construction and service contracts. The transaction price allocated to unsatisfied performance obligations was $527 million at September 30, 2026. The Company expects to satisfy approximately 50% of the remaining performance obligations and recognize the transaction price within 24 months and approximately $60 million annually from 2028 through 2032. The Company omits performance obligations associated with a contract with a duration of one year or less and variable consideration under the right to invoice or wholly unsatisfied performance obligation practical expedients from this disclosure.
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
Receivables
The Company records an estimate of future credit losses in connection with revenue transactions based on the information available including historical experience and management’s expectations of future conditions. Those estimates are updated as additional information becomes available. The Company’s allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics.
The Company had gross accounts receivables of $118.6 million and $96.2 million as of September 30, 2026 and December 31, 2025, respectively. The Company also recorded allowances for credit losses against these receivables of $16.2 million and $15.5 million as of September 30, 2026 and December 31, 2025, respectively.
In addition, the Company also recorded a receivable under the Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that was subsequently amended in May 2026 (the “FirstNet Agreement”) totaling $37.1 million as of September 30, 2026, of which $9.3 million was current and $27.8 million was long-term, and had a receivable under that same agreement of $43.9 million as of December 31, 2025, of which $8.8 million was current and $35.1 million was long-term. As of September 30, 2026, the Company had recorded $40.9 million of receivables under certain government support agreements, which included $25.1 million under the Replace and Remove Program (as defined below) and $15.8 million related to the Company’s participation in other government support programs. As of December 31, 2025, the Company had recorded $45.1 million of receivables under certain government support agreements, which included $31.9 million under the Replace and Remove Program and $13.3 million under the Company’s participation in other government support programs (refer to Note 9).

The Company monitors receivables through the use of historical operating data adjusted for the expectation of future performance as appropriate. Activity in the allowance for credit losses is below (in thousands):

	Nine months ended
	September 30, 2026	September 30, 2025

Balance at beginning of period	$15,508	$15,132
Current period provision for expected losses	7,516	6,495
Write-offs charged against the allowance	(7,361)	(7,286)
Recoveries collected	545	940
Balance at end of period	$16,208	$15,281
5. LEASES
Lessee Disclosure
The Company has operating and financing leases for towers, land, corporate offices, retail facilities, and data transport capacity. The lease terms are generally between three (3) and ten (10) years, some of which include additional renewal options.
Supplemental lease information
The components of lease expense were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease cost:
Operating lease cost	$7,848	$6,371	$20,702	$18,351
Short-term lease cost	984	1,629	4,051	4,262
Variable lease cost	2,325	1,865	5,215	5,639
Total operating lease cost	$11,157	$9,865	$29,968	$28,252

Finance lease cost:
Amortization of right-of-use asset	$569	$1,369	$1,718	$5,149
Variable costs	205	108	399	530
Interest costs	74	88	231	262
Total finance lease cost	$848	$1,565	$2,348	$5,941
During the nine months ended September 30, 2026 and 2025, the Company paid $18.8 million and $18.7 million, respectively, for operating lease liabilities. During the nine months ended September 30, 2026 and 2025, the Company recorded $58.4 million and $16.9 million, respectively, of operating lease liabilities arising from right of use assets. The increase during the nine months ended September 30, 2026 includes $43.8 million of operating lease liabilities related to the Company’s continued use of the tower colocation space following the Initial Closing of the Tower Portfolio Transaction.
At September 30, 2026, finance leases with a net book value of $22.5 million were included in fixed assets, net. During the nine months ended September 30, 2026, the Company paid $0.6 million of financing cash flows and $0.2 million of operating cash flows for finance lease liabilities. During the nine months ended September 30, 2025, the Company paid $1.3 million of financing cash flows and $0.3 million of operating cash flows for finance lease liabilities. At September 30, 2026, finance leases had a lease liability of $3.3 million, of which $0.8 million was current.

At December 31, 2025, finance leases with a net book value of $24.2 million were included in fixed assets, net.
The weighted average remaining lease terms and discount rates as of September 30, 2026 and December 31, 2025 are set forth in the table below:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term
Operating leases	10.4 years	11.8 years
Financing leases	5.2 years	5.6 years

Weighted-average discount rate
Operating leases	7.2%	7.8%
Financing leases	8.9%	8.7%
Maturities of lease liabilities as of September 30, 2026 were as follows (in thousands):

	Operating Leases	Financing Leases
2026 (excluding the nine months ended September 30, 2026)	7,577	257
2027	25,948	1,007
2028	22,132	737
2029	18,526	537
2030	16,317	527
Thereafter	97,269	1,130
Total lease payments	187,769	4,195
Less imputed interest	(63,747)	(903)
Total	$124,022	$3,292
Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

	Operating Leases	Financing Leases
2026	$18,712	$668
2027	17,143	996
2028	13,051	727
2029	9,395	527
2030	7,133	516
Thereafter	72,553	1,548
Total lease payments	137,987	4,982
Less imputed interest	(52,667)	(1,134)
Total	$85,320	$3,848
As of September 30, 2026, the Company did not have any material operating or finance leases that had not yet commenced.
Lessor Disclosure
The Company is the lessor in agreements to lease the use of its network assets including its wireless cell sites and buildings. For the nine months ended September 30, 2026 and 2025, the Company recorded $5.5 million and $6.5 million, respectively, of lease income from agreements for which the Company is the lessor. Lease income is classified as Carrier Services revenue in the statement of operations.

The following table presents the maturities of future undiscounted lease payments for the periods indicated (in thousands):

2026 (excluding the nine months ended September 30, 2026)	$809
2027	2,654
2028	2,253
2029	1,979
2030	1,001
Thereafter	1,595
Total future lease payments	$10,291
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

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 are summarized as follows (in thousands):

	September 30, 2026
	Significant Other
Description	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Short term investments	$396	$—	$—	$396
Employee benefit plan investments	2,464	—	—	2,464
Interest rate swap	—	1,956	—	1,956
Alloy contingent consideration (2)	—	—	(5,735)	(5,735)
Alaska Communications redeemable common units (3)	—	—	—	—
Warrants on Alaska Communications redeemable common units	—	—	—	—
Total assets and liabilities measured at fair value	$2,860	$1,956	$(5,735)	$(919)

	December 31, 2025
	Significant Other
Description	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Short term investments	$395	$—	$—	$395
Employee benefit plan investments	2,257	—	—	2,257
Interest rate swap	—	(545)	—	(545)
Alloy redeemable common units (1)	—	—	(15,000)	(15,000)
Alloy contingent consideration (2)	—	—	(9,545)	(9,545)
Alaska Communications redeemable common units (3)	—	—	—	—
Warrants on Alaska Communications redeemable common units	—	—	—	—
Total assets and liabilities measured at fair value	$2,652	$(545)	$(24,545)	$(22,438)
(1)Represents redeemable common units in Alloy, Inc. (“Alloy”), the parent company of the Company’s operations in the southwest US. These units are carried at the higher of historical cost or fair value. At September 30, 2026, the historical cost of the units exceeded fair value and accordingly are not included in the above fair value table as of September 30, 2026.
(2)Contingent consideration related to the 2022 acquisition of Sacred Wind. Amounts are payable in 2027 and 2028.
(3)Represents redeemable common units in Alaska Communications.

Other Investments
The Company holds investments in equity securities consisting of noncontrolling investments in privately held companies. As of September 30, 2026, these investments were all accounted for under the measurement alternative for investments without a readily determinable value. A roll forward of the investments is set forth below (in thousands):

Investments without a readily determinable fair value
Balance, December 31, 2025	$36,646
Impairments	(2,743)
Sale of investment	(8,457)
Balance, September 30, 2026	$25,446
During the nine months ended September 30, 2026, the Company completed the sale of its India solar investment. The remaining $25.4 million of investments are included with other assets on the consolidated balance sheets.
Redeemable Common Units and Warrants
The Company issued redeemable common units, and warrants to purchase additional common units, in a subsidiary of the Company in connection with its acquisition of Alaska Communications. The Company also issued redeemable common units in the parent company of the Company’s operations in the southwest US, in connection with its acquisition of Sacred Wind in 2022. The common units are carried at the higher of historical cost or fair value and the warrants to purchase common units are recorded at fair value in the Company’s financial statements. The instruments are redeemable at the option of the holder, beginning in November 2026 with respect to the Company's western US holding company and with respect to Alaska Communications, at the earlier of its qualifying initial public offering or July 2028.
The fair value of the Alaska Communications common units and the warrants to purchase the Alaska Communications common units was zero at both September 30, 2026 and December 31, 2025. The Alloy common units were carried at a historical cost of $19.5 million at September 30, 2026 and fair value of $15.0 million at December 31, 2025, which exceeded its historical cost of $10.1 million at December 31, 2025. The Company calculates the fair value of the instruments using a combination of market and discounted cash flows approaches with Level 3 inputs.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.
The fair value of long-term debt is estimated using Level 2 inputs. At September 30, 2026, the fair value of long-term debt, including the current portion, was $543.3 million and its book value was $537.5 million. At December 31, 2025, the fair value of long-term debt, including the current portion, was $572.3 million and its book value was $565.2 million.
The fair value of the customer receivable credit facility is estimated using Level 2 inputs. At September 30, 2026, the fair value of the customer receivable credit facility, including the current portion, was $33.0 million and its book value was $33.9 million. At December 31, 2025, the fair value of the customer receivable credit facility, including the current portion, was $39.2 million and its book value was $39.6 million.
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
The Company capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility, which are being amortized over the life of the debt and $1.9 million were unamortized as of September 30, 2026.
In connection with the Tower Portfolio Transaction, on February 11, 2026, the Company entered into a Consent Agreement (the “Consent”) with CoBank, as Administrative Agent, and the Lenders and Voting Participants (constituting Required Lenders (as defined in the 2023 CoBank Credit Agreement)) party thereto, in connection with the 2023 CoBank Credit Agreement. Pursuant to the terms of the Consent, the Required Lenders consented to: (i) the consummation of the Tower Portfolio Transaction; (ii) the distributions of the Net Cash Proceeds (as defined in the 2023 CoBank Credit Agreement) from the Tower Portfolio Transaction to the Company and the minority shareholders of the Commnet Parties; (iii) the Net Cash Proceeds received from the Tower Portfolio Transaction being applied to the repayment of the outstanding 2023 CoBank Revolving Loan rather than the 2023 CoBank Term Loan; and (iv) to the extent that there are Net Cash Proceeds remaining after repaying the outstanding 2023 CoBank Revolving Loan, such Net Cash Proceeds being used by the Company and its subsidiaries for working capital and general corporate purposes. The Consent further provides for the release of the Liens (as defined in the 2023 CoBank Credit Agreement) on the assets being sold in connection with the Tower Portfolio Transaction.
As of September 30, 2026, the Company had $115.4 million outstanding under the 2023 CoBank Term Loan and no outstanding borrowings under the 2023 CoBank Revolving Loan. The Company had $170.0 million of remaining availability under the 2023 CoBank Revolving Loan and was in compliance with all financial covenants as of September 30, 2026.

The Company entered into a two-year, forward starting one-month floating to fixed SOFR interest rate swap agreement effective November 13, 2023, which matured on November 13, 2025. The non-amortizing notional amount of $50.0 million had a fixed SOFR rate of 4.896%.
Letter of Credit Facility
On November 14, 2022, the Company entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of the Company and its subsidiaries. As of September 30, 2026, $39.0 million of Standby Letters of Credit had been issued to benefit the CAF II program under this agreement.
2024 Alaska Credit Facility
On August 29, 2024, Alaska Communications entered into a Credit Agreement (the “2024 Alaska Credit Agreement”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders (the “2024 Alaska Credit Facility”), to provide debt financing in the form of a $300 million, five-year secured term loan facility (the “2024 Alaska Term Facility”) and a $90 million revolving facility (the “2024 Alaska Revolving Facility”). The maturity date for the 2024 Alaska Credit Facility is August 29, 2029. The debt is secured by certain assets of Alaska Communications and is not guaranteed by the Company.
The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the Credit Agreement entered into by Alaska Communications with Fifth Third Bank, National Association, as administrative agent, and a syndicate of lenders on December 23, 2022 (the “2022 Alaska Credit Facility”), (b) to pay fees and expenses, and (c) for general corporate purposes.

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
In connection with the 2024 Alaska Credit Facility, the Company incurred $6.9 million of fees and rolled over $2.1 million of fees for the 2022 Alaska Credit Facility to be amortized over the life of the debt. As of September 30, 2026, the Company had $5.3 million of unamortized fees associated with the 2024 Alaska Credit Facility.
Principal payments on the 2024 Alaska Credit Facility are due quarterly commencing in the fourth quarter of 2026 in quarterly amounts as follows:

2024 Alaska Term Facility Quarterly Payment Dates	2024 Alaska Term Facility Quarterly Principal Repayments
December 31, 2026 – September 30, 2027	$1,875,000 (2.5% per annum)
December 31, 2027 – June 30, 2029	$3,750,000 (5% per annum)

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
As of September 30, 2026, $300.0 million was outstanding under the 2024 Alaska Term Facility, $29.0 million was outstanding under the 2024 Alaska Revolving Facility, $0.6 million letters of credit were issued, and $60.4 million was available. As of September 30, 2026. Alaska Communications was in compliance with all financial covenants.

Alaska Interest Rate Swap Agreements
In November 2023, Alaska Communications entered into two forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200 million, with fixed SOFR rates of 4.8695% and 4.8980%. These swap agreements matured on June 30, 2025.
On September 26, 2025, Alaska Communications entered into four forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the four agreements was $200 million, with fixed SOFR rates ranging from 3.43% to 3.45% and have a maturity date of September 30, 2027. The swap agreements had a fair value of $2.0 million and $(0.5) million as of September 30, 2026 and December 31, 2025, respectively.
FirstNet Receivables Credit Facility
On March 26, 2020, the Company entered into a $75.0 million delayed draw receivable credit facility with CoBank (the "Receivables Credit Facility"). The receivables financed and sold under the secured Receivables Credit Facility relate to the obligations of AT&T under the FirstNet Agreement.
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
As of September 30, 2026, $34.1 million was outstanding under the Receivables Credit Facility, of which $9.1 million was classified as being current and $25.0 million was classified as long-term. In addition, $0.8 million of the fees associated with the Receivables Credit Facility were capitalized and are being amortized over the life of the debt and $0.2 million were unamortized as of September 30, 2026.
IDB Credit Facilities
On May 8, 2025, OneGY entered into a Credit Agreement (the “2025 IDB Credit Agreement”) with Inter-American Investment Corporation (“IDB Invest”) to provide (the “2025 IDB Credit Facilities”) a Revolving Credit Commitment of $10.0 million (the “2025 IDB Revolving Facility”) and Term Loan Commitment of up to $30.0 million (the “2025 IDB Term Loan”). The debt is denominated in US dollars and secured by certain assets of OneGY and is not guaranteed by the Company.
Beginning in the second quarter of 2027, amounts drawn on the 2025 IDB Term Loan must be repaid in quarterly principal payments in US dollars in the amounts set forth below, with the outstanding principal balance maturing on the tenth anniversary of the effective date. The 2025 IDB Revolving Loan may be repaid at any time on, or prior to, its maturity of 360 days after the first disbursement date.

2025 IDB Term Loan Semiannual Payment Dates	2025 IDB Term Loan Semiannual Repayments
June 22, 2027 – December 22, 2030	5.0% per annum
June 22, 2031 – December 22, 2034	7.5% per annum
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
The Company capitalized $1.1 million of fees associated with the 2025 IDB Credit Facilities, which are being amortized over the life of the debt and $1.1 million were unamortized as of September 30, 2026.
As of September 30, 2026, there was $4.0 million outstanding under the 2025 IDB Revolving Facility and $20.0 million outstanding under the 2025 IDB Term Loan. As of September 30, 2026, OneGY was in compliance with all financial covenants.
Sacred Wind Term Debt
The Company’s subsidiary, Sacred Wind, has a term debt facility (the “Sacred Wind Term Debt”) with the Administrator of the Rural Utilities Service (“RUS”). The Sacred Wind Term Debt is secured by substantially all of the assets of Sacred Wind and is non-recourse to the Company.
The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent of the RUS noteholders. The agreements also contain a financial covenant that Sacred Wind was not in compliance with as of December 31, 2024. Sacred Wind submitted a corrective action plan to comply with the financial covenant by December 31, 2028. The corrective action plan was accepted by the RUS and, as of September 30, 2026, the Company was in compliance with that corrective action plan.
As of September 30, 2026, $18.7 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.7 million was current and $15.0 million was long term.
The Sacred Wind Term Debt carries fixed interest rates ranging from 0.88% to 5.0% and are to be repaid in equal monthly installments covering principal and interest beginning after date of issue and expiring by 2035.
USVI Debt
The Company, and certain of its subsidiaries, entered into a loan agreement (the “OneVI Debt Agreement”) for a $60.0 million loan (the “OneVI Debt”) with National Cooperative Services Corporation (“NCSC”) on July 1, 2016. The OneVI Debt Agreement contains customary representations, warranties, and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “OneVI Net Leverage Ratio”). On May 5, 2022, the Net Leverage Ratio was amended to 7.0 to 1.0 through the original maturity date. This covenant is tested on an annual basis at the end of each fiscal year and the Company was in compliance with its financial covenant as of December 31, 2025. Interest was paid quarterly at a fixed rate of 4.0% per annum through June 30, 2026. The debt is secured by certain assets of the OneVI subsidiaries and is guaranteed by the Company.

On November 5, 2025, the Company and certain of its subsidiaries (the “OneVI Borrowers”) amended the OneVI Debt Agreement (the “OneVI Debt Amendment”) to extend the maturity date of the OneVI Debt Agreement from July 1, 2026 to July 1, 2035 (the “Extended Maturity Date”). In accordance with the OneVI Debt Amendment, on July 1, 2026, the OneVI Borrowers elected a variable rate, which is NCSC’s standard variable rate of interest for long-term loans and subject to change monthly. Additionally, under the OneVI Debt Amendment, the OneVI Borrowers have the option to convert all or a portion of principal outstanding as of the date specified in the Conversion Notice (as defined in the OneVI Debt Agreement), to NCSC’s standard fixed interest rates for long-term loans at any time thereafter without a fee.
Additionally, in accordance with the OneVI Debt Amendment, the OneVI Debt became subject to a quarterly repayment schedule beginning on July 1, 2026.

OneVI Debt Agreement Quarterly Payment Dates	OneVI Debt Quarterly Repayment
September 30, 2026 – June 30, 2029	$1,125,000 (8% per annum)
September 30, 2029 – June 30, 2032	$1,150,000 (10% per annum)
September 30, 2032 – June 30, 2034	$2,250,000 (15% per annum)
September 30, 2034 – June 30, 2035	$2,625,000 (18% per annum)
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
As of September 30, 2026, $58.9 million of the OneVI Debt was outstanding. Of that amount, $4.5 million was current and $54.4 million was long term.
Debt Maturity
The table below summarizes the annual maturities of the Company’s debt instruments (amounts in thousands):

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other (1)	Debt	Credit Facility
October 1, 2026 through December 31, 2026	$2,822	$5,125	$2,438	$10,385	$2,982
Year ending December 31, 2027	13,098	6,500	9,750	29,348	9,208
Year ending December 31, 2028	18,858	6,500	9,750	35,108	9,657
Year ending December 31, 2029	306,749	7,250	93,437	407,436	6,274
Year ending December 31, 2030	3,172	8,000	—	11,172	2,989
Thereafter	2,987	49,500	—	52,487	2,957
Total	347,686	82,875	115,375	545,936	34,067
Debt Discounts	(5,413)	(1,097)	(1,916)	(8,426)	(155)
Book Value as of September 30, 2026	$342,273	$81,778	$113,459	$537,510	$33,912
(1)Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts

9. GOVERNMENT SUPPORT AND SPECTRUM MATTERS
Universal Service Fund and Other Domestic Funding Programs
The Company recognizes revenue from several government funded programs including but not limited to, as follows:
•The Company receives federal Universal Service Fund (“USF”) support under the Alaska Connect Fund (“ACF”). Beginning January 1, 2025, the Company began receiving $25.6 million per year and expects to continue receiving such annual funding until December 31, 2028. Beginning in 2029 and continuing through 2034, the amount of ACF support will be determined by the Federal Communications Commission (“FCC”) staff taking into consideration broadband deployment funded through the Broadband Equity Access and Deployment Program;
•As part of the Enhanced Alternative Connect America Model (“E-ACAM”) funding available to the Company’s operations in the western US, the Company expects to receive approximately $9 million annually through 2029 before gradually increasing to $13 million annually in 2038. This funding is subject to a requirement to deploy voice and broadband service at speeds of 100/20 Mbps to all required locations by the end of calendar year 2028;
•The Company receives $8.0 million per year in Connect America Fund II (“CAF II”) support in the rural southwest until July 2028;
•The Company received $5.5 million annually in the US Virgin Islands through December 31, 2025; and
•The Company receives state USF support in Alaska of approximately $2.5 million annually.
As of September 30, 2026, the Company was in compliance in all material respects with its requirements associated with such funding.
The company participates in the FCC’s Rural Health Care Universal Service Support Mechanism (“RHC Program”). During the three months ended September 30, 2026 and 2025, the Company received $6.8 million and $3.8 million, respectively, related to RHC Program funding. During the nine months ended September 30, 2026 and 2025, the Company received $19.7 million and $12.5 million, respectively, related to RHC Program funding.
Revenue recognized from the USF High Cost Program, including the CAF II, ACF, and E-ACAM programs, is recognized as revenue from government grants. Revenue from other programs is recognized in accordance with ASC 606.
The Company recorded the amounts below as communication services revenue for the reported periods (in thousands):

	Three months ended			Three months ended
	September 30, 2026			September 30, 2025

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$3,498	$—	$3,498	$4,073	$1,363	$5,436
CAF II (including ACF)	7,792	—	7,792	8,254	—	8,254
RDOF	75	—	75	75	—	75
RHC	6,827	—	6,827	3,790	—	3,790
Other	1,431	4	1,435	1,332	3	1,335
Total	$19,623	$4	$19,627	$17,524	$1,366	$18,890

	Nine months ended			Nine months ended
	September 30, 2026			September 30, 2025

	US Telecom	International Telecom	Total	US Telecom	International Telecom	Total

High cost support	$10,468	$—	$10,468	$10,289	$4,046	$14,335
CAF II (including ACF)	24,340	—	24,340	24,650	—	24,650
RDOF	225	—	225	219	—	219
RHC	19,708	—	19,708	12,505	—	12,505
Other	4,334	10	4,344	4,536	12	4,548
Total	$59,075	$10	$59,085	$52,199	$4,058	$56,257
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

Amount
Grants awarded, December 31, 2025	$98,826
New grants	2,041
Construction complete	(757)
Grants cancelled	(1,530)
Grants awarded, September 30, 2026	$98,580
During the nine months ended September 30, 2026, the Company disbursed capital expenditures of $15.0 million under these programs and received reimbursement of $10.8 million. These cash flows are classified as investing activities in the Company’s statement of cash flows.
In addition, the Company partners with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”). These programs are administered by US government agencies to deploy broadband connectivity in certain underserved areas. The Company was identified as a sub recipient of grants under these programs totaling $114.9 million as of September 30, 2026. Under these grants the Company expects to enter into agreements to construct and operate the networks for the grant recipient. Once construction is complete the Company will hold a long-term lease to operate the network. The operating agreement will require the Company to meet certain minimum service requirements. Through September 30, 2026, the Company has received $43.9 million of funding under these programs and incurred $58.6 million on construction obligations. These amounts are recorded as operating cash flows in the Company’s statement of cash flows.
Replace and Remove Program
In July 2022, the Company was approved to participate in the FCC’s Secure and Trusted Communications Networks Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of communications equipment and services in their networks that has been deemed to pose a national security risk. Pursuant to the Replace and Remove Program, the Company’s eligible subsidiaries were initially allocated up to approximately $207 million to replace, remove and securely destroy such communications equipment and services in the Company’s networks in the western US and in the US Virgin Islands; however, in December 2024, this program was fully funded for an increased allocation to the Company of an aggregate amount of approximately $517 million. The Replace and Remove

Program requires each of the Company’s participating subsidiaries to complete the project no later than a specified deadline, which was recently extended through May 2027.
A summary of the amounts spent and reimbursed under the Replace and Remove Program is below (in thousands):

	Capital	Operating	Total

Total spend, December 31, 2025	$194,897	$38,799	$233,696
Amounts incurred	15,473	4,654	20,127
Amounts transferred	(9,030)	—	(9,030)
Total spend, September 30, 2026	$201,340	$43,453	$244,793

Total reimbursements, December 31, 2025	$(163,122)	$(38,682)	$(201,804)
Reimbursements received	(16,382)	(1,543)	(17,925)
Total reimbursements, September 30, 2026	$(179,504)	$(40,225)	$(219,729)

Amount pending reimbursement	$21,836	$3,228	$25,064

	Capital	Operating	Total

Total spend, December 31, 2024	$140,949	$27,446	$168,395
Amounts incurred	36,445	8,864	45,309
Total spend, September 30, 2025	$177,394	$36,310	$213,704

Total reimbursements, December 31, 2024	$(103,540)	$(27,181)	$(130,721)
Reimbursements received	(48,555)	(9,129)	(57,684)
Total reimbursements, September 30, 2025	$(152,095)	$(36,310)	$(188,405)

Amount pending reimbursement	$25,299	$—	$25,299
At September 30, 2026, $13.2 million of the capital expenditures spent under the Replace and Remove Program were accrued and unpaid. Amounts identified as capital are recorded as investing cash flows and amounts identified as operating are recorded as operating cash flows in the Company’s statement of cash flows. During the nine months ended September 30, 2026, the Company determined that reimbursement was not probable for $9.0 million of capital expenditures incurred under the Replace and Remove Program. As a result, the Company transferred $9.0 million to fixed assets. Except for this $9.0 million, the Company expects to be reimbursed, within the next twelve months, for all amounts incurred.
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
The Company recorded the net periodic benefit cost identified below (in thousands):

	Three months ended				Nine months ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits	Pension benefits	Postretirement benefits
Operating expense
Service cost	$17	$16	$20	$19	$50	$47	$60	$57
Non-operating expense
Interest cost	753	49	795	49	2,335	146	2,386	147
Expected return on plan assets	(609)	—	(749)	—	(1,861)	—	(2,249)	—
Amortization of unrecognized actuarial gain	(112)	(16)	(44)	(14)	(356)	(49)	(131)	(41)
Settlements	(1,815)	—	—	—	(1,815)	—	—	—
Net periodic pension expense	$(1,766)	$49	$22	$54	$(1,647)	$144	$66	$163
The Company was not required to make contributions to its pension plans during the nine months ended September 30, 2026 and 2025. However, the Company periodically evaluates whether to make discretionary contributions. The Company funds its postretirement benefit plans as claims are made.

During the three months ended September 30, 2026, the Company utilized $9.5 million of pension assets to purchase a group annuity contract and settle $9.5 million of pension liabilities in its US Telecom segment. The settlement resulted in the Company recognizing a gain of $1.8 million which was recorded in other income in the Company’s statement of operations. During the nine months ended September 30, 2026, the Company contributed $0.3 million to this pension plan.

11. INCOME TAXES
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the US. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has reflected the impact of the enacted provisions in its financial statements for the nine months ended, September 30, 2026, which were determined to be immaterial. The Company will continue to evaluate the impact of the OBBBA provisions effective in future years on the Company’s financial statements and related disclosures.
The Company’s effective tax rate for the three months ended September 30, 2026 and 2025 was (248.2)% and 451.5%, respectively.
The Company recorded an income tax benefit of $12.3 million in relation to a pretax income of $4.9 million for the three months ended September 30, 2026. The effective tax rate for the three months ended September 30, 2026 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) the exclusion of losses in Alaska and the US Virgin Islands due to valuation allowance positions placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete items including a $12.2 million benefit related to the deemed liquidation of a controlled foreign corporation, a

$0.6 million expense for interest on prior years uncertain tax positions and a $0.2 million expense associated with stock option shortfalls.
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
The Company’s effective tax rate for the nine months ended September 30, 2026 and 2025 was 13.6% and 35.0%, respectively.
The Company recorded an income tax expense of $31.4 million in relation to a pretax income of $231.7 million for the nine months ended September 30, 2026. The effective tax rate for the nine months ended September 30, 2026 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which the Company operates, (ii) the exclusion of losses in Alaska and the US Virgin Islands due to valuation allowance positions placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete items including a $12.2 million benefit related to the deemed liquidation of a controlled foreign corporation, a $4.0 million net benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, net of interest on prior years uncertain tax positions, a $0.6 million expense associated with stock option shortfalls, and a $0.8 million expense associated with a return to provision adjustment related to tax returns filed in Guyana.
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

12. EARNINGS PER SHARE AND REDEEMABLE NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to ATN International, Inc. stockholders- Basic	18,641	4,343	183,133	(11,611)
Less: Preferred dividends	(1,722)	(1,558)	(4,964)	(4,523)
Net income (loss) attributable to ATN International, Inc. common stockholders- Basic and Diluted	$16,919	$2,785	$178,169	$(16,134)

Denominator:
Weighted-average shares outstanding- Basic	15,403	15,257	15,357	15,204
Weighted-average shares outstanding- Diluted	15,517	15,267	15,469	15,204
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
For the three months ended September 30, 2026 and 2025, the Company allocated losses of $3.9 million and $2.5 million, respectively, to the redeemable common units representing their proportionate share of operating income and losses. For the nine months ended September 30, 2026 and 2025, the Company allocated income of $2.5 million and losses of $11.2 million, respectively, to the redeemable common units representing their proportionate share of operating income and losses. The common units are carried at the higher of historical cost or fair value. The Alaska Communications common units were carried at a fair value of zero at both September 30, 2026 and December 31, 2025. The Alloy common units were carried at a historical cost of $19.5 million and a fair value of $15.0 million at September 30, 2026 and December 31, 2025, respectively.

The following table provides a roll forward of the activity related to the Company’s redeemable noncontrolling interests for the nine months ended September 30, 2026 and 2025 (in thousands):

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2025	$71,820	$15,001	$86,821
Accrued preferred dividend	4,964	—	4,964
Allocated net income	—	2,451	2,451
Change in fair value	—	2,048	2,048
Balance, September 30, 2026	$76,784	$19,500	$96,284

	Redeemable Preferred Units	Redeemable Common Units	Total Redeemable Noncontrolling Interests
Balance, December 31, 2024	$65,704	$10,599	$76,303
Accrued preferred dividend	4,523	—	4,523
Allocated net loss	—	(11,235)	(11,235)
Change in fair value	—	14,737	14,737
Balance, September 30, 2025	$70,227	$14,101	$84,328
13. SEGMENT REPORTING
Through September 30, 2026, the Company had the following two reportable and operating segments: (i) International Telecom and (ii) US Telecom.
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

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended September 30, 2026

	International Telecom	US Telecom	Total
Revenue
Communication Services
Mobility - Business	$5,437	$—	$5,437
Mobility - Consumer	22,045	—	22,045
Total Mobility	27,482	—	27,482
Fixed - Business	18,760	30,476	49,236
Fixed - Consumer	40,684	21,521	62,205
Total Fixed	59,444	51,997	111,441
Carrier Services	3,928	31,449	35,377
Other	4,024	134	4,158
Total Communication Services Revenue	94,878	83,580	178,458
Construction	—	435	435
Other
Managed Services	2,061	2,283	4,344
Total other revenue	2,061	2,283	4,344
Total Revenue	96,939	86,298	183,237

Operating Expenses by segment
Cost of communication services and other	32,514	46,449	78,963
Cost of construction revenue	—	433	433
Selling, general and administrative	28,129	20,668	48,797
Stock-based compensation	122	56	178
Transaction-related charges	—	528	528
Restructuring and reorganization expenses	(35)	438	403
Depreciation and amortization	15,827	15,303	31,130
Amortization of intangibles from acquisitions	192	254	446
Loss on disposition of assets, transfers and contingent consideration	430	34	464
Total Operating Expenses by segment	77,179	84,163	161,342
Adjusted Income from operations by segment	19,760	2,135	21,895
Reconciliation of Adjusted Income from operations by segment to Income before income taxes
Adjusted unallocated Corporate expenses			8,954
Other income (expenses)
Interest income			1,822
Interest expense			(10,569)
Other income			754
Other expense			(7,993)
Income before income taxes			4,948

Other segment disclosures:
	International Telecom	US Telecom	Total
Net (income) loss attributable to non-controlling interests	(2,486)	3,897	1,411

For the Three Months Ended September 30, 2025

	International Telecom	US Telecom	Total
Revenue
Communication Services
Mobility - Business	$5,172	$9	$5,181
Mobility - Consumer	21,524	—	21,524
Total Mobility	26,696	9	26,705
Fixed - Business	18,663	29,935	48,598
Fixed - Consumer	42,714	23,164	65,878
Total Fixed	61,377	53,099	114,476
Carrier Services	3,334	30,739	34,073
Other	2,358	140	2,498
Total Communication Services Revenue	93,765	83,987	177,752
Construction	—	1,115	1,115
Other
Managed Services	1,378	2,920	4,298
Total Other Revenue	1,378	2,920	4,298
Total Revenue	95,143	88,022	183,165

Operating Expenses by segment
Cost of communication services and other	34,051	43,799	77,850
Cost of construction revenue	—	1,086	1,086
Selling, general and administrative	27,830	21,982	49,812
Stock-based compensation	141	28	169
Restructuring and reorganization expenses	577	344	921
Depreciation and amortization	14,198	17,886	32,084
Amortization of intangibles from acquisitions	238	974	1,212
Loss on disposition of assets, transfers and contingent consideration	16	1,540	1,556
Total Operating Expenses by segment	77,051	87,639	164,690
Adjusted Income from operations by segment	18,092	383	18,475
Reconciliation of Adjusted Income from operations by segment to Loss before income taxes
Adjusted unallocated Corporate expenses			8,645
Other income (expenses)
Interest income			157
Interest expense			(11,628)
Other income			522
Other expense			(10,949)
Loss before income taxes			(1,119)

Other segment disclosures:
	International Telecom	US Telecom	Total
Net (income) loss attributable to non-controlling interests	(2,824)	3,234	410

For the Nine Months Ended September 30, 2026

	International Telecom	US Telecom	Total
Revenue
Communication Services
Mobility - Business	$15,774	$—	$15,774
Mobility - Consumer	65,205	—	65,205
Total Mobility	80,979	—	80,979
Fixed - Business	56,403	90,613	147,016
Fixed - Consumer	124,147	65,829	189,976
Total Fixed	180,550	156,442	336,992
Carrier Services	11,674	96,131	107,805
Other	10,839	442	11,281
Total Communication Services Revenue	284,042	253,015	537,057
Construction	—	1,215	1,215
Other
Managed Services	5,150	6,538	11,688
Total Other Revenue	5,150	6,538	11,688
Total Revenue	289,192	260,768	549,960

Operating Expenses
Cost of communication services and other	99,116	135,723	234,839
Cost of construction revenue	—	1,423	1,423
Selling, general and administrative	84,008	66,292	150,300
Stock-based compensation	375	84	459
Transaction-related charges	—	8,663	8,663
Restructuring and reorganization expenses	974	1,209	2,183
Depreciation and amortization	43,391	48,004	91,395
Amortization of intangibles from acquisitions	673	763	1,436
Gain on disposition of assets, transfers and contingent consideration	(243)	(229,460)	(229,703)
Total Operating Expenses	228,294	32,701	260,995
Adjusted Income from operations by segment	60,898	228,067	288,965
Reconciliation of Adjusted Income from operations by segment to Income before income taxes
Adjusted unallocated Corporate expenses			24,603
Other income (expenses)
Interest income			2,456
Interest expense			(31,915)
Other expense			(3,225)
Other expense			(32,684)
Income before income taxes			231,678

Other segment disclosures:
	International Telecom	US Telecom	Total
Net (income) loss attributable to non-controlling interests	(8,236)	(8,913)	(17,149)

For the Nine Months Ended September 30, 2025

	International Telecom	US Telecom	Total
Revenue
Communication Services
Mobility - Business	$14,879	$64	$14,943
Mobility - Consumer	64,181	—	64,181
Total Mobility	79,060	64	79,124
Fixed - Business	55,572	88,027	143,599
Fixed - Consumer	128,919	68,083	197,002
Total Fixed	184,491	156,110	340,601
Carrier Services	10,660	89,772	100,432
Other	6,186	314	6,500
Total Communication Services Revenue	280,397	246,260	526,657
Construction	—	4,377	4,377
Other
Managed Services	4,136	8,590	12,726
Total other revenue	4,136	8,590	12,726
Total Revenue	284,533	259,227	543,760

Operating Expenses
Cost of communication services and other	102,768	130,471	233,239
Cost of construction revenue	—	4,770	4,770
Selling, general and administrative	82,839	67,057	149,896
Stock-based compensation	498	155	653
Restructuring and reorganization expenses	3,468	2,835	6,303
Depreciation and amortization	44,729	54,020	98,749
Amortization of intangibles from acquisitions	740	2,924	3,664
Loss on disposition of assets, transfers and contingent consideration	429	4,562	4,991
Total Operating Expenses	235,471	266,794	502,265
Adjusted Income (loss) from operations by segment	49,062	(7,567)	41,495
Reconciliation of Adjusted Income (loss) from operations by segment to Loss before income taxes
Adjusted unallocated Corporate expenses			28,765
Other income (expenses)
Interest income			561
Interest expense			(36,388)
Other expense			(2,637)
Other expense			(38,464)
Loss before income taxes			(25,734)

Other segment disclosures:
	International Telecom	US Telecom	Total
Net (income) loss attributable to non-controlling interests	(6,605)	11,709	5,104

Selected balance sheet data for each of the Company’s segments as of September 30, 2026 and December 31, 2025 consists of the following (in thousands):

	International Telecom	US Telecom	Corporate and Other (1)	Consolidated
September 30, 2026
Cash, cash equivalents, and restricted cash	$137,330	$206,994	$7,172	$351,496
Total current assets	232,008	330,047	15,156	577,211
Fixed assets, net	442,223	501,912	1,071	945,206
Goodwill	4,835	—	—	4,835
Total assets	752,869	1,080,520	79,613	1,913,002
Total current liabilities	117,694	145,489	72,443	335,626
Total debt, including current portion	81,778	342,273	113,459	537,510
December 31, 2025
Cash, cash equivalents, and restricted cash	$79,165	$35,915	$2,074	$117,154
Total current assets	165,341	141,592	20,943	327,876
Fixed assets, net	451,303	533,443	7,021	991,767
Goodwill	4,835	—	—	4,835
Total assets	701,579	881,968	89,707	1,673,254
Total current liabilities	97,305	120,637	45,157	263,099
Total debt, including current portion	59,952	329,034	176,181	565,167
For the nine months ended September 30, 2026 and 2025, the Company spent $101.2 million and $128.2 million, respectively, on capital expenditures relating to its telecommunications networks and business support systems, of which $34.8 million and $67.3 million, respectively, are reimbursable under various government programs. The following notes the Company’s capital expenditures, by operating segment, for these periods (in thousands).

	Capital Expenditures

Nine months ended September 30,	International Telecom	US Telecom	Corporate and Other (1)	Consolidated
2026	$30,293	$70,915	$7	$101,215
2025	30,241	97,987	—	128,228
(1)Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.
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
Since 2006, the National Frequency Management Unit (now the TA) and OneGY have been engaged in discussions regarding the amount of and methodology for calculation of spectrum fees payable by OneGY in Guyana.

Since that time, OneGY has made payments of undisputed spectrum, license and other fees when invoiced by the the TA. OneGY continues to dispute in good faith the methodology used for calculation and has requested further clarification on the subject of a revised spectrum fee methodology from the TA.

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
The Regulatory Authority of Bermuda (the “RA”) is the primary regulator of the Company’s operations in Bermuda. On August 28, 2025, the RA completed a market review and determined that OneBM has significant market power in certain broadband and mobile services. In connection therewith, the RA assessed, and OneBM has initiated an appeal of, a series of ex-ante remedies that include wholesale obligations, price caps, and reporting obligations in addition to the ex post competition rules that generally apply. In October 2025 and again in September 2026, OneBM was able to obtain a stay of implementation of these ex-ante remedies pending the Bermuda Supreme Court’s review of its appeal of the RA’s market review determination. The ex-ante remedies are burdensome and, if implemented, will require financial, operational, legal and regulatory resources to be allocated to ensure compliance.

With respect to all of the foregoing unresolved matters, the Company believes that some adverse outcome is probable and has accordingly accrued $16.6 million as of September 30, 2026 for these and other potential liabilities arising in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

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
As of September 30, 2026, we offered the following services to our customers:
•Fixed Services. We provide fixed data and voice telecommunications services to business and consumer customers, including high-speed broadband and enterprise data solutions. In select markets, fixed services also include video offerings and revenue derived from support under certain government programs.
•Carrier Services. We offer infrastructure services to other telecommunications providers, including the leasing of critical network infrastructure such as transport facilities, wholesale roaming, site maintenance and international long-distance services.
•Mobility Services. We offer mobile communications services over our wireless networks, including voice, messaging and data services along with related equipment, such as handsets, to both business and consumer customers.
•Managed Services. We deliver information technology solutions, including network management, application support and infrastructure services to complement our telecommunications services in our existing markets for the purpose of supporting both enterprise and residential users.
Through September 30, 2026, we identified two operating segments to manage and review our operations, as well as to support investor presentations of our results. These operating segments are as follows:
•International Telecom. In our international markets, we offer fixed, carrier, mobility and managed services to customers in Bermuda, the Cayman Islands, Guyana and the US Virgin Islands.

•US Telecom. In the US, we offer fixed, carrier, and managed services to customers in Alaska and the western US.
The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we reported our revenue and the markets we served as of and for the three months ended September 30, 2026:

	International Telecom		US Telecom
Services	Markets	Tradenames (1)	Markets	Tradenames
Fixed Services	Bermuda, Cayman Islands, Guyana, US Virgin Islands	One Communications, Logic, Brava	US	Alaska Communications, Commnet, Choice Wireless, Sacred Wind Communications, Ethos Broadband, Deploycom
Carrier Services	Bermuda, Guyana, US Virgin Islands, Cayman Islands	One Communications, Essextel, Logic, Brava	US	Alaska Communications, Commnet, Sacred Wind Communications
Mobility Services	Bermuda, Guyana, US Virgin Islands	One Communications, Brava	N/A	N/A
Managed Services	Bermuda, Cayman Islands, US Virgin Islands, Guyana	One Communications, Logic, Brava	US	Alaska Communications, Commnet

(1)During 2025, we unified branding across our networks, and we now sell Fixed and Mobility Services under the “One Communications” brand in Bermuda, Guyana and the US Virgin Islands. We refer to our business in Guyana as “OneGY,” our business in Bermuda as “OneBM,” and our business in the US Virgin Islands as “OneVI” throughout this Report.
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
On June 2, 2026 (the “Initial Closing Date”), we completed the initial closing of the Tower Portfolio Transaction (the “Initial Closing”), and we currently anticipate that we will complete the Tower Portfolio Transaction in one or more Subsequent Closings (as defined below) on or before June 2027. The Transaction Agreement sets forth certain conditions that must be satisfied prior to the conveyance of tower sites at a closing. In connection with the Initial Closing, we and Everest entered into an amendment to the Transaction Agreement to waive certain conditions to the Initial Closing and restate (i) the schedule of tower sites that were conveyed to Everest on the Initial Closing Date (the “Assigned Sites”), (ii) the list of tower sites that will be managed by Everest but still subject to certain managed site conditions prior to conveyance (the “Managed Sites”), and (iii) the list of tower sites that are still subject to certain managed site conditions and consideration has not been paid to date (the “Deferred Sites”). Everest will manage the Managed Sites until the conditions to their conveyance are satisfied, and such Managed Sites are transferred to Everest at one or more subsequent closings (each, a “Subsequent Closing”). At any Subsequent Closing at which one or more Deferred Sites are transferred, Everest will pay a portion of the Aggregate Consideration that is attributable to each Deferred Site. At the Initial Closing, we and Everest entered into, among other ancillary agreements, (i) the management agreement for the Managed Sites, (ii) master lease agreements, pursuant to which the Sale Site Subsidiary (as defined in the Transaction Agreement) will lease to the applicable Commnet Party the requisite ground, tower, or other space of the Assigned Sites (the “Leaseback”) for our continued use, and (iii) a preferred backhaul agreement whereby Commnet and/or one or more of our affiliates will become the preferred backhaul provider for Everest with respect to the Assigned Sites.
At the Initial Closing, Everest paid us $267.7 million in aggregate cash consideration (the “Initial Closing Cash Consideration”), of which $153.4 million is attributable to the Assigned Sites and $114.3 million is attributable to the Managed Sites. Of the Initial Closing Cash Consideration, $255.7 million was recorded as sale consideration and $12.0 million of such amount was deferred (the “Deferred Amount”) in advanced payments and deposits on our balance sheet as it is subject to our completion of certain conditions related to the Managed Sites (the “Managed Sites Conditions”). During the three months ended September 30, 2026, we satisfied certain Managed Sites Conditions and recognized $0.8 million of the Deferred Amount, as sale consideration. We can receive up to an additional $29.6 million of the Aggregate Consideration at Subsequent Closings for the Deferred Sites when and if closing conditions are satisfied or otherwise waived.
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
USF High-Cost Support. The Federal Communications Commission’s (“FCC”) high-cost USF (or alternatives to former high-cost USF) mechanisms promote the deployment and operation of voice and broadband networks in areas where high costs would otherwise undermine the availability of service to consumers, including in rural, insular, and remote areas. High-cost support mechanisms generally include explicit conditions to deploy broadband to new locations and provide service meeting specified standards. We receive several forms of high-cost support, including but not limited to, as follows:
•As part of the Alaska Connect Fund (“ACF”), we receive $25.6 million per year and expect to continue receiving such annual funding until December 31, 2028. Beginning in 2029 and continuing through 2034, the amount of ACF support we receive will be determined by the FCC staff taking into consideration broadband deployment funded through the Broadband Equity Access and Deployment Program;
•As part of the Enhanced Alternative Connect America Model (“E-ACAM”) funding available to our operations in the western US, we expect to receive $9.0 million annually through 2029, after which the funding will gradually increase to $13.0 million annually in 2038. This funding is subject to a requirement to deploy voice and broadband service at speeds of 100/20 Mbps to all required locations by the end of calendar year 2028;
•We expect to receive approximately $8.0 million per year in CAF II support in the rural southwest US until July 2028;
•We received approximately $5.5 million annually in the US Virgin Islands through December 31, 2025; and
•We receive state USF support in Alaska of approximately $2.5 million annually.
As of September 30, 2026, we were in compliance in all material respects with requirements associated with such funding. If we fail to meet these obligations or require substantial additional capital expenditures to meet the obligations in a timely manner, our revenue, results of operations and liquidity may be materially adversely impacted.
Construction Grants
We have also been awarded construction grants to build network connectivity for eligible communities. The funding of these grants, used to reimburse us for our construction costs, is generally distributed after we incur reimbursable costs. Once these projects are constructed, we are obligated to provide service to the participants. We expect to meet all requirements associated with these grants. As of September 30, 2026, we were awarded $98.6 million of construction grants that are pending completion.
During the nine months ended September 30, 2026, we disbursed capital expenditures of $15.0 million under these programs and received reimbursement of $10.8 million. These cash flows are classified as investing activities in our statement of cash flows.

In addition, we partner with tribal governments to obtain grants under various government grant programs including, but not limited to, the Tribal Broadband Connectivity Program (“TBCP”) and the Rural Development Broadband ReConnect Program (“ReConnect”). These programs are administered by US government agencies to deploy broadband connectivity in certain underserved areas. We were identified as a sub recipient of grants under these programs totaling $114.9 million as of September 30, 2026. Through September 30, 2026, we received $43.9 million of funding under these programs and incurred $58.6 million on construction obligations. These amounts are recorded as operating cash flows in the Company’s statement of cash flows.
Replace and Remove Program
In July 2022, we were approved to participate in the FCC’s Secure and Trusted Communications Network Reimbursement Program (the “Replace and Remove Program”), designed to reimburse providers of advanced communications services for reasonable costs incurred in the required removal, replacement, and disposal of communications equipment and services in their networks that has been deemed to pose a national security risk. Pursuant to the Replace and Remove Program, our eligible subsidiaries were initially allocated up to approximately $207 million to replace, remove and securely destroy such communications equipment and services in our networks in the western US and in the US Virgin Islands; however, in December 2024, this program was fully funded for an increased allocation to the Company of an aggregate amount of approximately $517 million. The Replace and Remove Program requires each of our participating subsidiaries to complete the project no later than a specified deadline, which was recently extended through early May 2027.
As of September 30, 2026, we had incurred total expenditures of $244.8 million related to this project, of which $20.1 million were incurred in 2026. Of these total expenditures, $201.3 million was classified as capital.
As of September 30, 2026, $13.2 million of capital expenditures was accrued and unpaid under the Replace and Remove Program. During the nine months ended September 30, 2026, we received $17.9 million of reimbursement under the program, of which $1.5 million was classified as operating cash inflows and $16.4 million was classified as investing cash inflows in our statement of cash flows. During the nine months ended September 30, 2026, we determined that reimbursement was not probable for $9.0 million of capital expenditures incurred under the Replace and Remove Program. As a result, we transferred $9.0 million to fixed assets. Except for this $9.0 million, the Company expects to be reimbursed, within the next twelve months, for all amounts spent.
Selected Segment Financial Information
Through September 30, 2026, the Company had the following two reportable and operating segments: (i) International Telecom and (ii) US Telecom.
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

The following represents selected segment information for the three months ended September 30, 2026 and 2025 (in thousands):

For the Three Months Ended September 30, 2026

	International Telecom	US Telecom	Total
Revenue
Communication Services
Mobility - Business	$5,437	$—	$5,437
Mobility - Consumer	22,045	—	22,045
Total Mobility	27,482	—	27,482
Fixed - Business	18,760	30,476	49,236
Fixed - Consumer	40,684	21,521	62,205
Total Fixed	59,444	51,997	111,441
Carrier Services	3,928	31,449	35,377
Other	4,024	134	4,158
Total Communication Services Revenue	94,878	83,580	178,458
Construction	—	435	435
Other
Managed Services	2,061	2,283	4,344
Total other revenue	2,061	2,283	4,344
Total Revenue	96,939	86,298	183,237

Operating Expenses by segment
Cost of communication services and other	32,514	46,449	78,963
Cost of construction revenue	—	433	433
Selling, general and administrative	28,129	20,668	48,797
Stock-based compensation	122	56	178
Transaction-related charges	—	528	528
Restructuring and reorganization expenses	(35)	438	403
Depreciation and amortization	15,827	15,303	31,130
Amortization of intangibles from acquisitions	192	254	446
Loss on disposition of assets, transfers and contingent consideration	430	34	464
Total Operating Expenses by segment	77,179	84,163	161,342
Adjusted Income from operations by segment	19,760	2,135	21,895
Reconciliation of Adjusted Income from operations by segment to Income before income taxes
Adjusted unallocated Corporate expenses			8,954
Other income (expenses)
Interest income			1,822
Interest expense			(10,569)
Other income			754
Other expense			(7,993)
Income before income taxes			4,948

Other segment disclosures:
	International Telecom	US Telecom	Total
Net (income) loss attributable to non-controlling interests	(2,486)	3,897	1,411

For the Three Months Ended September 30, 2025

	International Telecom	US Telecom	Total
Revenue
Communication Services
Mobility - Business	$5,172	$9	$5,181
Mobility - Consumer	21,524	—	21,524
Total Mobility	26,696	9	26,705
Fixed - Business	18,663	29,935	48,598
Fixed - Consumer	42,714	23,164	65,878
Total Fixed	61,377	53,099	114,476
Carrier Services	3,334	30,739	34,073
Other	2,358	140	2,498
Total Communication Services Revenue	93,765	83,987	177,752
Construction	—	1,115	1,115
Other
Managed Services	1,378	2,920	4,298
Total Other Revenue	1,378	2,920	4,298
Total Revenue	95,143	88,022	183,165

Operating Expenses by segment
Cost of communication services and other	34,051	43,799	77,850
Cost of construction revenue	—	1,086	1,086
Selling, general and administrative	27,830	21,982	49,812
Stock-based compensation	141	28	169
Restructuring and reorganization expenses	577	344	921
Depreciation and amortization	14,198	17,886	32,084
Amortization of intangibles from acquisitions	238	974	1,212
Loss on disposition of assets, transfers and contingent consideration	16	1,540	1,556
Total Operating Expenses by segment	77,051	87,639	164,690
Adjusted Income from operations by segment	18,092	383	18,475
Reconciliation of Adjusted Income from operations by segment to Loss before income taxes
Adjusted unallocated Corporate expenses			8,645
Other income (expenses)
Interest income			157
Interest expense			(11,628)
Other income			522
Other expense			(10,949)
Loss before income taxes			(1,119)

Other segment disclosures:
	International Telecom	US Telecom	Total
Net (income) loss attributable to non-controlling interests	(2,824)	3,234	410

A comparison of our segment results for the three months ended September 30, 2026 and 2025 is as follows:
International Telecom. Revenues within our International Telecom segment increased $1.8 million, or 1.9%, to $96.9 million from $95.1 million for the three months ended September 30, 2026 and 2025, respectively, primarily due to a $1.6 million increase in revenues from ancillary services, a $0.8 million increase in Mobility Services revenues, a $0.7 million increase in managed service revenue, and a $0.6 million increase in carrier service revenue. These increases are the result of an increase in subscribers, rates we charge our subscribers and equipment revenue within certain markets in this segment. These increases were partially offset by a $1.9 million reduction in Fixed Services revenue primarily due to a decline in the FCC’s High-Cost Support Program in the US Virgin Islands which was terminated on December 31, 2025.
Operating expenses within our International Telecom segment increased by $0.1 million to $77.2 million from $77.1 million for the three months ended September 30, 2026 and 2025, respectively. The change was primarily driven by an increase in depreciation and amortization expense of $1.6 million offset by $1.5 million decrease in the cost of communication services and other. The increase in depreciation expense was driven by assets being placed into service and the decrease in cost of communication services and other was the result of a reduction in regulatory fees in certain markets and, to a lesser extent, the impact of certain cost savings initiatives that were implemented in the current and previous periods.
As a result, our International Telecom segment’s operating income increased by $1.7 million, or 9.4%, to $19.8 million from $18.1 million for the three months ended September 30, 2026 and 2025, respectively.
US Telecom. Revenue within our US Telecom segment decreased by $1.7 million, or 1.9%, to $86.3 million from $88.0 million for the three months ended September 30, 2026 and 2025, respectively, as a result of a $1.1 million decrease in Fixed Services revenue driven by variable government support revenue as well as decreases in revenues from legacy services, and additional revenue declines of $0.6 million primarily due to decreased construction revenue as a result of fewer sites being completed in 2026 as compared to 2025. Carrier services revenue declines from the Tower Portfolio Transaction were offset by growth in carrier customer contracts.
Operating expenses within our US Telecom segment decreased by $3.4 million, or 3.9%, to $84.2 million from $87.6 million for the three months ended September 30, 2026 and 2025, respectively. This decrease was driven by a $1.2 million net reduction in cost of communications services and other, selling, general and administrative expenses, and depreciation and amortization expenses from the Tower Portfolio Transaction and cost savings initiatives. The cost of services and other increased due to the Tower Portfolio Transaction, however, these increases were offset by decreases in depreciation and amortization expense. Additionally, loss on dispositions of assets, transfers and contingent consideration decreased by $1.5 million and amortization of intangibles from acquisitions decreased by $0.7 million.
As a result of the above, our US Telecom segment’s operating income increased $1.7 million to $2.1 million from $0.4 million for the three months ended September 30, 2026 and 2025, respectively.

The following represents a year over year discussion and analysis of our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2026	2025
REVENUE:
Communication services	$178,458	$177,752	$706	0.4%
Construction	435	1,115	(680)	(61.0)
Other	4,344	4,298	46	1.1
Total revenue	183,237	183,165	72	—
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communications services and other	78,963	77,850	1,113	1.4
Cost of construction revenue	433	1,086	(653)	(60.1)
Selling, general and administrative	53,868	54,293	(425)	(0.8)
Stock-based compensation	1,752	1,966	(214)	(10.9)
Transaction-related charges	528	444	84	18.9
Restructuring charges	2,488	1,990	498	25.0
Depreciation and amortization	31,354	32,938	(1,584)	(4.8)
Amortization of intangibles from acquisitions	446	1,212	(766)	(63.2)
(Gain) loss on disposition of assets, transfers and contingent consideration	464	1,556	(1,092)	(70.2)
Total operating expenses	170,296	173,335	(3,039)	(1.8)
Income from operations	12,941	9,830	3,111	31.6
OTHER INCOME (EXPENSE):
Interest income	1,822	157	1,665	1,060.5
Interest expense	(10,569)	(11,628)	1,059	(9.1)
Other expense	754	522	232	44.4
Other expense, net	(7,993)	(10,949)	2,956	(27.0)
INCOME (LOSS) BEFORE INCOME TAXES	4,948	(1,119)	6,067	(542.2)
Income tax expense (benefit)	(12,282)	(5,052)	(7,230)	143.1
NET INCOME (LOSS)	17,230	3,933	13,297	338.1
Net (income) loss attributable to noncontrolling interests, net of tax:	1,411	410	1,001	244.1
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$18,641	$4,343	$14,298	329.2%
Communications Services Revenue
Mobility Services Revenue. Our Mobility Services revenue consists of revenue generated within our International Telecom segment by providing business and retail mobile voice and data services over our wireless networks, as well as through the sale and repair services of related equipment, such as handsets and other accessories, to our subscribers.
Mobility Services revenue increased by $0.8 million, or 3.0%, to $27.5 million for the three months ended September 30, 2026 from $26.7 million for the three months ended September 30, 2025 as result of an increase in subscribers, rates we charge our subscribers and equipment revenue within certain markets in this segment.

Mobility Services revenue within our International Telecom may continue to increase as a result of our continued network upgrades, marketing efforts and conversion of our current subscriber base to higher margin postpaid plans. Such increases may, however, be negatively impacted by increased competition and regulatory changes.
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
Fixed Services revenue decreased by $3.1 million, or 2.7%, to $111.4 million from $114.5 million for the three months ended September 30, 2026 and 2025, respectively. This decrease primarily pertained to a decrease in Fixed Services revenue from consumer customers and consisted of the following:
•International Telecom. Within our International Telecom segment, Fixed Services revenue decreased by $2.0 million, or 3.3%, to $59.4 million from $61.4 million for the three months ended September 30, 2026 and 2025, respectively. This decrease was primarily a result of the FCC’s High-Cost Support Program in the US Virgin Islands being terminated on December 31, 2025, as well as increased competition in certain markets.
•US Telecom. Fixed Services revenue within our US Telecom segment decreased by $1.1 million, or 2.1%, to $52.0 million from $53.1 million for the three months ended September 30, 2026 and 2025, respectively. This decrease was primarily the result of decreases in certain variable government support revenue and decreases in revenues from legacy services.
Fixed Service Revenue in our International Telecom segment may increase in future periods as demand increases for broadband and other data services from consumers, businesses and governments. However, such increases may be offset by declines from legacy product revenues and increased competition.
Within our US Telecom segment, we expect Fixed Services revenue to increase as a result of an increase in government grants and our deployment of fiber and fiber-fed broadband access to both consumers and businesses. However, such increases may be offset by declines from legacy product revenues and increased competition.
Carrier Services Revenue. Carrier Services revenue is generated by both our International Telecom and US Telecom segments. Within our International Telecom segment, Carrier Services revenue includes international long-distance services, roaming revenues generated by other carriers’ customers roaming into our retail markets, transport services and access services provided to other telecommunications carriers. Within our US Telecom segment, Carrier Services revenue includes services provided under the Network Build and Maintenance Agreement with AT&T Mobility, LLC (“AT&T”) that we subsequently amended in May 2026 (the “FirstNet Agreement”) and Carrier Managed Services Master Agreement that we subsequently amended in May 2026 (the “Verizon CMS Agreement”) with Cellco Partnership d/b/a Verizon Wireless (“Verizon”), wholesale roaming revenues, the provision of network switching services, lease revenue and other services provided to other carriers.
Carrier Services revenue increased by $1.3 million, or 3.8%, to $35.4 million from $34.1 million for the three months ended September 30, 2026 and 2025, respectively. The increase within our segments consisted of the following:
•International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $0.6 million, or 18.2%, to $3.9 million from $3.3 million for the three months ended September 30, 2026 and 2025, respectively, primarily as a result of one-time carrier fees and an increase in roaming revenues in some of our international markets.
•US Telecom. Carrier Services revenue within our US Telecom segment increased by $0.8 million, or 2.6%, to $31.4 million from $30.7 million for the three months ended September 30, 2026 and 2025, respectively. This increase was primarily the result of rate increases from certain carrier customers offset by a reduction of cell site rental revenue as a result of the Tower Portfolio Transaction.
Within our International Telecom segment, we expect Carrier Services revenue to remain consistent.

Within our US Telecom segment, Carrier Services revenue may increase as we continue to expand our carrier service business, however, such increases may be offset by decreases from the Tower Portfolio Transaction.
Other Communications Services Revenue. Other Communications Services revenue includes project-related revenue generated within both our International and US Telecom segments and ancillary services that the operations within our International Telecom segment provided to its retail subscribers. Other Communications Services revenue increased $1.7 million, or 68.0%, to $4.2 million from $2.5 million for the three months ended September 30, 2026 and 2025, respectively, as a result of an increase in revenue from ancillary services in our International Telecom segment.
Other Communication Services revenue may increase in future periods as the demand for ancillary services increases.
Construction Revenue. Construction revenue represents revenue generated within our US Telecom segment for the construction of network cell sites related to the FirstNet Agreement. During the three months ended September 30, 2026 and 2025, Construction Revenue decreased to $0.4 million from $1.1 million, respectively, as a result of a decrease in the number of sites completed during 2026 as compared to 2025.
As of September 30, 2026, we had substantially completed the build of AT&T’s network under the FirstNet Agreement and do not expect to record any significant construction revenue in future periods.
Other Revenue
Managed Services Revenue. Managed Services revenue is generated within both our International and US Telecom segments and includes network, application, infrastructure, and hosting services.
Managed Services revenue was $4.3 million for both the three months ended September 30, 2026 and 2025. Changes within Managed Services revenue within our segments consisted of the following:
•International Telecom. Managed Services revenue in our International Telecom segment increased $0.7 million, or 50.0%, to $2.1 million from $1.4 million for the three months ended September 30, 2026 and 2025, respectively. This increase was driven by the timing of certain customer agreements.
•US Telecom. Within our US Telecom segment, Managed Services revenue decreased $0.6 million, or 20.7%, to $2.3 million from $2.9 million for the three months ended September 30, 2026 and 2025 respectively. This decrease was driven by the timing of certain customer agreements.
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
Cost of communication services and other increased by $1.1 million, or 1.4%, to $79.0 million from $77.9 million for the three months ended September 30, 2026 and 2025, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:
•International Telecom. Within our International Telecom segment, cost of communication services and other decreased by $1.6 million, or 4.7%, to $32.5 million from $34.1 million, for the three months ended September 30, 2026 and 2025, respectively. This decrease was the result of a reduction in regulatory fees in certain markets and to a lesser extent the impact of cost savings initiatives that were implemented in the current and previous periods.
•US Telecom. Cost of communication services and other within our US Telecom segment increased by $2.6 million, or 5.9%, to $46.4 million from $43.8 million for the three months ended September 30, 2026 and 2025, respectively. Such increase was the result of the timing of certain costs to fulfill customer contracts and the impact of the Tower Portfolio Transaction, which resulted in increased tower site expenses.
Cost of communication services in our International Telecom segment may decrease as a result of the ongoing cost reduction initiatives that commenced in previous periods, but such decrease may be partially offset by future costs necessary to support future revenue growth and inflationary pressure.
We expect that the cost of communication services, within our US Telecom segment, will increase as a result of costs necessary to support future revenue growth and inflationary pressure. However, the impact of our cost reduction initiatives that commenced in previous periods may partially offset those increases.
Cost of construction revenue. Cost of construction revenue includes the expenses incurred in connection with the construction of and the delivery to AT&T of cell sites in accordance with our FirstNet Agreement. During the three months ended September 30, 2026 and 2025, cost of construction revenue decreased to $0.4 million from $1.1 million, respectively, as a result of a decrease in the number of sites completed during 2026 as compared to 2025.
As of September 30, 2026, we had substantially completed the build of AT&T’s network under the FirstNet Agreement and do not expect to record any significant cost of construction revenue in future periods.
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
Selling, general and administrative expenses decreased by $0.4 million, or 0.7%, to $53.9 million from $54.3 million for the three months ended September 30, 2026 and 2025, respectively. The decrease in selling, general and administrative expenses, within our segments, consisted of the following:
•International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $0.3 million, or 1.1%, to $28.1 million from $27.8 million for the three months ended September 30, 2026 and 2025, respectively, as a result of an increase in marketing and personnel costs in certain markets, partially offset by the impact of certain cost containment initiatives that were implemented in the current and previous periods.
•US Telecom. Selling, general and administrative expenses decreased within our US Telecom segment by $1.3 million, or 5.9%, to $20.7 million from $22.0 million, for the three months ended September 30, 2026 and 2025, respectively, as a result of the timing of certain expenses and certain cost containment initiatives that were implemented in the current and previous periods.
•Corporate Overhead. Selling, general and administrative expenses within our corporate overhead increased by $0.6 million, or 13.3%, to $5.1 million from $4.5 million, for the three months ended September 30, 2026 and 2025, respectively, as a result of the timing of certain professional fees and employee costs.
Selling, general and administrative expenses in all our segments may decrease as a result of the ongoing cost reduction initiatives that commenced in previous periods, but such decrease may be partially offset by future inflationary pressure and the timing of expenses.
Stock-based compensation. Stock-based compensation represents a non-cash expense related to the amortization of grants of equity awards to employees and directors.

Stock-based compensation decreased by $0.2 million to $1.8 million from $2.0 million for the three months ended September 30, 2026 and 2025, respectively, as a result of the impact of certain reductions in force during the three months ended September 30, 2026.
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
We incurred $0.5 million and $0.4 million of transaction-related charges during the three months ended September 30, 2026 and 2025, respectively. These costs were incurred in connection with the Tower Portfolio Transaction.
Restructuring and reorganization expenses. In our efforts to advance our cost management actions to drive higher operating efficiencies and margins, we incurred certain restructuring and reorganization expenses, primarily related to our organizational structure and business operating model reviews as well as employee severance, totaling $0.4 million and $2.1 million within our US Telecom segment and Corporate and Other segment, respectively, during the three months ended September 30, 2026.
We incurred restructuring and reorganization expenses of $0.6 million, $0.3 million and $1.1 million within our International Telecom segment, US Telecom segment and Corporate and Other segment, respectively, during the three months ended September 30, 2025.
Increases and decreases in restructuring and reorganization expenses within each segment were a result of the timing and magnitude of actions initiated by management to review our organizational structure and employee severance.
Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our fixed assets.
Depreciation and amortization expenses decreased by $1.5 million, or 4.6%, to $31.4 million from $32.9 million for the three months ended September 30, 2026 and 2025, respectively. The decrease in depreciation and amortization expenses within our segments consisted primarily of the following:
•International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $1.6 million, or 11.3%, to $15.8 million from $14.2 million, for the three months ended September 30, 2026 and 2025, respectively. The increase was the result of the segment placing completed assets into service in recent periods.
•US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $2.6 million, or 14.5%, to $15.3 million from $17.9 million, for the three months ended September 30, 2026 and 2025, respectively. The decrease was the result of the segment’s reduction in capital expenditures, certain assets becoming fully depreciated in recent periods, and the conclusion of the recording of depreciation expense related to assets that were sold in connection with the Tower Portfolio Transaction.
•Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead to $0.2 million from $0.9 million, for the three months ended September 30, 2026 and 2025, respectively, primarily as a result of assets becoming fully depreciated in recent periods.
We expect depreciation and amortization expenses to remain consistent in future periods.
Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions include the amortization of customer relationships and trade names related to our completed acquisitions.
Amortization of intangibles from acquisitions decreased by $0.8 million to $0.4 million from $1.2 million for the three months ended September 30, 2026 and 2025, respectively, as a result of certain assets being fully amortized in previous period.

We expect that amortization of intangibles from acquisitions will continue to decrease in future periods as such assets continue to amortize.
(Gain) loss on disposition of assets, transfers and contingent consideration. During the three months ended September 30, 2026, we recorded a net loss on the disposition of assets and transfers of $0.5 million primarily relating to the disposal of certain assets in our International Telecom segment.
During the three months ended September 30, 2025, we recorded a net loss on the disposition of assets of $1.6 million primarily in connection with the revaluation of contingent consideration relating to a prior year's acquisition within the US Telecom segment.
Interest income. Interest income represents interest earned on our cash, cash equivalents, restricted cash and short-term investment balances. Interest income was $1.8 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively. Such increase was the result of an increase in our cash and cash equivalents due to the proceeds received from the Tower Portfolio Transaction invested in higher yielding cash and cash equivalent investments.
Interest expense. We incur interest expense on the 2023 CoBank Credit Facility, the 2024 Alaska Credit Facilities, the FirstNet Receivables Credit Facility, the IDB Credit Facilities, the Sacred Wind Term Debt and the OneVI Debt (each as defined below). In addition, interest expense includes commitment fees, letter of credit fees and the amortization of debt issuance costs.
Interest expense decreased to $10.6 million from $11.6 million for the three months ended September 30, 2026 and 2025, respectively. We used a portion of the proceeds from the Tower Portfolio Transaction to reduce our outstanding debt balances, which in turn reduced our interest expense during the three months ended September 30, 2026.
Interest expense in future periods will fluctuate based on changes in our debt balances and external interest rates.
Other income (expense). For the three months ended September 30, 2026 and 2025, other income was $0.8 million and $0.5 million, respectively. During the three months ended September 30, 2026, we recorded a gain of $1.6 million related to the settlement of pension obligations, which was offset by expenses of $0.6 million primarily related to foreign currency transactions. During the three months ended September 30, 2025, we recorded a gain of $1.3 million from the settlement of an insurance claim, which was partially offset by losses on foreign currency transactions.
Income taxes. Our effective tax rates for the three months ended September 30, 2026 and 2025 were (248.2)% and 451.5%, respectively.
We recorded an income tax benefit of $12.3 million in relation to a pretax income of $4.9 million for the three months ended September 30, 2026. The effective tax rate for the three months ended September 30, 2026 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate, (ii) the exclusion of losses in Alaska and the US Virgin Islands due to valuation allowance positions placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete items including a $12.2 million benefit related to the deemed liquidation of a controlled foreign corporation, a $0.6 million expense for interest on prior years uncertain tax positions and a $0.2 million expense associated with stock option shortfalls.
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
Net (income) loss attributable to noncontrolling interests, net of tax. Net (income) loss attributable to noncontrolling interests, net of tax reflected an allocation of $1.4 million and $0.4 million of losses generated by our less than wholly owned subsidiaries for the three months ended September 30, 2026 and 2025, respectively. Changes in net (income) loss attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:
•International Telecom. Within our International Telecom segment, net (income) loss attributable to noncontrolling interests, net of tax decreased by $0.3 million, or 10.7%, to an allocation of $2.5 million of income from an allocation of $2.8 million of income for the three months ended September 30, 2026 and 2025, respectively. The decrease was the result of decreased profitability at certain less than wholly owned subsidiaries.
•US Telecom. Within our US Telecom segment, net (income) loss attributable to noncontrolling interests, net of tax increased by $0.7 million to an allocation of $3.9 million of losses from an allocation of $3.2 million of losses for the three months ended September 30, 2026 and 2025. The increase was primarily the result decreased profitability at certain less than wholly owned subsidiaries.
Net income (loss) attributable to ATN International, Inc. stockholders. Net income (loss) attributable to ATN International, Inc. stockholders was income of $18.6 million for the three months ended September 30, 2026 as compared to $4.3 million for the three months ended September 30, 2025.
On a per diluted share basis, net income was $1.09 per diluted share for the three months ended September 30, 2026 as compared to a net income of $0.18 per diluted share for the three months ended September 30, 2025. Such per share amounts were negatively impacted by accrued preferred dividends of $1.7 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively.

The following represents selected segment information for the nine months ended September 30, 2026 and 2025 (in thousands):

For the Nine Months Ended September 30, 2026

	International Telecom	US Telecom	Total
Revenue
Communication Services
Mobility - Business	$15,774	$—	$15,774
Mobility - Consumer	65,205	—	65,205
Total Mobility	80,979	—	80,979
Fixed - Business	56,403	90,613	147,016
Fixed - Consumer	124,147	65,829	189,976
Total Fixed	180,550	156,442	336,992
Carrier Services	11,674	96,131	107,805
Other	10,839	442	11,281
Total Communication Services Revenue	284,042	253,015	537,057
Construction	—	1,215	1,215
Other
Managed Services	5,150	6,538	11,688
Total Other Revenue	5,150	6,538	11,688
Total Revenue	289,192	260,768	549,960

Operating Expenses
Cost of communication services and other	99,116	135,723	234,839
Cost of construction revenue	—	1,423	1,423
Selling, general and administrative	84,008	66,292	150,300
Stock-based compensation	375	84	459
Transaction-related charges	—	8,663	8,663
Restructuring and reorganization expenses	974	1,209	2,183
Depreciation and amortization	43,391	48,004	91,395
Amortization of intangibles from acquisitions	673	763	1,436
Gain on disposition of assets, transfers and contingent consideration	(243)	(229,460)	(229,703)
Total Operating Expenses	228,294	32,701	260,995
Adjusted Income from operations by segment	60,898	228,067	288,965
Reconciliation of Adjusted Income from operations by segment to Income before income taxes
Adjusted unallocated Corporate expenses			24,603
Other income (expenses)
Interest income			2,456
Interest expense			(31,915)
Other expense			(3,225)
Other expense			(32,684)
Income before income taxes			231,678

Other segment disclosures:
	International Telecom	US Telecom	Total
Net (income) loss attributable to non-controlling interests	(8,236)	(8,913)	(17,149)

For the Nine Months Ended September 30, 2025

	International Telecom	US Telecom	Total
Revenue
Communication Services
Mobility - Business	$14,879	$64	$14,943
Mobility - Consumer	64,181	—	64,181
Total Mobility	79,060	64	79,124
Fixed - Business	55,572	88,027	143,599
Fixed - Consumer	128,919	68,083	197,002
Total Fixed	184,491	156,110	340,601
Carrier Services	10,660	89,772	100,432
Other	6,186	314	6,500
Total Communication Services Revenue	280,397	246,260	526,657
Construction	—	4,377	4,377
Other
Managed Services	4,136	8,590	12,726
Total other revenue	4,136	8,590	12,726
Total Revenue	284,533	259,227	543,760

Operating Expenses
Cost of communication services and other	102,768	130,471	233,239
Cost of construction revenue	—	4,770	4,770
Selling, general and administrative	82,839	67,057	149,896
Stock-based compensation	498	155	653
Restructuring and reorganization expenses	3,468	2,835	6,303
Depreciation and amortization	44,729	54,020	98,749
Amortization of intangibles from acquisitions	740	2,924	3,664
Loss on disposition of assets, transfers and contingent consideration	429	4,562	4,991
Total Operating Expenses	235,471	266,794	502,265
Adjusted Income (loss) from operations by segment	49,062	(7,567)	41,495
Reconciliation of Adjusted Income (loss) from operations by segment to Loss before income taxes
Adjusted unallocated Corporate expenses			28,765
Other income (expenses)
Interest income			561
Interest expense			(36,388)
Other expense			(2,637)
Other expense			(38,464)
Loss before income taxes			(25,734)

Other segment disclosures:
	International Telecom	US Telecom	Total
Net (income) loss attributable to non-controlling interests	(6,605)	11,709	5,104
A comparison of our segment results for the nine months ended September 30, 2026 and 2025 is as follows:

International Telecom. Revenues within our International Telecom segment increased $4.7 million, or 1.7%, to $289.2 million from $284.5 million for the nine months ended September 30, 2026 and 2025, respectively, primarily due to a $4.6 million increase in revenues from ancillary services and a $4.0 million increase across Mobility, Carrier and Managed Services revenues. These increases are the result of an increase in subscribers, rates we charge our subscribers and equipment revenue within certain markets in this segment. These increases were partially offset by a $3.9 million reduction in Fixed Services revenue primarily due to a decline in the FCC’s High-Cost Support Program in the US Virgin Islands, which was terminated on December 31, 2025.
Operating expenses within our International Telecom segment decreased by $7.2 million, or 3.1%, to $228.3 million from $235.5 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease was primarily driven by a $2.5 million reduction across cost of communication services and selling, general and administrative expenses, which was the result of lower regulatory fees in certain markets and, to a lesser extent, certain cost savings initiatives that were implemented in the current and previous periods. Additionally, depreciation and amortization expenses decreased $1.3 million as a result of a reduction in capital expenditures in recent periods. Lastly, restructuring and reorganization expenses decreased $2.5 million due to the timing and magnitude of the actions initiated by management to review our organizational structure and employee severance.
As a result, our International Telecom segment’s operating income increased $11.8 million, or 24.0%, to $60.9 million from $49.1 million for the nine months ended September 30, 2026 and 2025, respectively.
US Telecom. Revenue within our US Telecom segment increased by $1.6 million, or 0.6%, to $260.8 million from $259.2 million for the nine months ended September 30, 2026 and 2025, respectively, primarily as a result of a $6.4 million increase in Carrier Services revenue due to growth in carrier customer contracts and the transition of legacy roaming arrangements to carrier service management contracts, partially offset by declines in revenue from the Tower Portfolio Transaction. These increases were offset by a $5.2 million decline across construction revenue and Managed Services revenue as a result of a decrease in the number of sites and Managed Services contracts completed in 2026 as compared to 2025.
Operating expenses within our US Telecom segment decreased $234.1 million to $32.7 million from $266.8 million for the nine months ended September 30, 2026 and 2025, respectively. This decrease was primarily related to the $230.4 million gain recorded in connection with the Tower Portfolio Transaction, a reduction in the cost of construction revenue and the impact of certain cost savings initiatives that were implemented in the current and previous periods. These decreases were partially offset by increases in this segment’s leasing costs, as a result of the impact of the Tower Portfolio Transaction.
As a result of the above, our US Telecom segment’s operating income (loss) increased to income of $228.1 million from a loss of $7.6 million for the nine months ended September 30, 2026 and 2025, respectively.

The following represents a year over year discussion and analysis of our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Increase Percent (Decrease)
	2026	2025

REVENUE:
Communication services	$537,057	$526,657	$10,400	2.0%
Construction	1,215	4,377	(3,162)	(72.2)
Other	11,688	12,726	(1,038)	(8.2)
Total revenue	549,960	543,760	6,200	1.1
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Cost of communication services and other	234,839	233,239	1,600	0.7
Cost of construction revenue	1,423	4,770	(3,347)	(70.2)
Selling, general and administrative	165,362	165,684	(322)	(0.2)
Stock-based compensation	5,085	6,556	(1,471)	(22.4)
Transaction-related charges	7,681	2,072	5,609	270.7
Restructuring and reorganization expenses	6,797	8,727	(1,930)	(22.1)
Depreciation and amortization	92,669	101,327	(8,658)	(8.5)
Amortization of intangibles from acquisitions	1,436	3,664	(2,228)	(60.8)
(Gain) loss on disposition of assets, transfers and contingent consideration	(229,694)	4,991	(234,685)	(4,702.2)
Total operating expenses	285,598	531,030	(245,432)	(46.2)
Income from operations	264,362	12,730	251,632	1,976.7
OTHER INCOME (EXPENSE):
Interest income	2,456	561	1,895	337.8
Interest expense	(31,915)	(36,388)	4,473	(12.3)
Other expense	(3,225)	(2,637)	(588)	22.3
Other expense, net	(32,684)	(38,464)	5,780	(15.0)
INCOME (LOSS) BEFORE INCOME TAXES	231,678	(25,734)	257,412	(1,000.3)
Income tax expense (benefit)	31,396	(9,019)	40,415	(448.1)
NET INCOME (LOSS)	200,282	(16,715)	216,997	(1,298.2)
Net (income) loss attributable to noncontrolling interests, net of tax:	(17,149)	5,104	(22,253)	(436.0)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$183,133	$(11,611)	$194,744	(1,677.2)%
Communications Services Revenue
Mobility Revenue. Mobility Services revenue increased by $1.9 million, or 2.4%, to $81.0 million for the nine months ended September 30, 2026 from $79.1 million for the nine months ended September 30, 2025 as result of an increase in subscribers, rates we charge our subscribers and equipment revenue within certain markets in this segment.
Fixed Revenue. Fixed Services revenue decreased by $3.6 million, or 1.1%, to $337.0 million from $340.6 million for the nine months ended September 30, 2026 and 2025, respectively. This decrease primarily pertained to a decrease in Fixed Services revenue from consumer customers and consisted of the following:
•International Telecom. International Telecom. Within our International Telecom segment, Fixed Services revenue decreased by $3.9 million, or 2.1%, to $180.6 million from $184.5 million for the nine months ended

September 30, 2026 and 2025, respectively. This decrease was primarily a result of the FCC’s High-Cost Support Program in the US Virgin Islands being terminated on December 31, 2025.
•US Telecom. Fixed Services revenue within our US Telecom segment increased by $0.3 million, or 0.2%, to $156.4 million from $156.1 million for the nine months ended September 30, 2026 and 2025, respectively. This increase was primarily the result of increased in Fixed Services revenue from certain government support programs
Carrier Services Revenue. Carrier Services revenue increased by $7.4 million, or 7.4%, to $107.8 million from $100.4 million for the nine months ended September 30, 2026 and 2025, respectively. The increase within our segments consisted of the following:
•International Telecom. Within our International Telecom segment, Carrier Services revenue increased by $1.0 million, or 9.3%, to $11.7 million from $10.7 million for the nine months ended September 30, 2026 and 2025, respectively, primarily as a result of an increase in roaming revenues in some of our international markets.
•US Telecom. Carrier Services revenue within our US Telecom segment increased by $6.3 million, or 7.0%, to $96.1 million from $89.8 million, for the nine months ended September 30, 2026 and 2025, respectively. This increase was primarily the result of growth in carrier subscriber contracts and the transition of legacy roaming arrangements to carrier service management contracts, partially offset by decreases in tower site revenue from the Tower Portfolio Transaction.
Other Communications Services Revenue. Other Communications Services revenue increased $4.8 million, or 73.8%, to $11.3 million from $6.5 million for the nine months ended September 30, 2026 and 2025, respectively, as a result of an increase in revenue from ancillary services in our International Telecom segment.
Construction Revenue. During the nine months ended September 30, 2026 and 2025, Construction Revenue decreased to $1.2 million from $4.4 million, respectively, as a result of a decrease in the number of sites completed during 2026 as compared to 2025.
Other Revenue
Managed Services Revenue. Managed Services revenue decreased by $1.0 million, or 7.9%, to $11.7 million from $12.7 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease within our segments consisted of the following:
•International Telecom. Managed Services revenue in our International Telecom segment increased $1.1 million, or 26.8%, to $5.2 million from $4.1 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily driven by the timing of completion of customer contracts.
•US Telecom. Within our US Telecom segment, Managed Services revenue decreased $2.1 million, or 24.4%, to $6.5 million from $8.6 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease was primarily driven by the timing of completion of customer contracts.
Operating Expenses
Cost of communication services and other. Cost of communication services and other increased by $1.6 million, or 0.7%, to $234.8 million from $233.2 million for the nine months ended September 30, 2026 and 2025, respectively. The net increase in cost of communication services and other, within our segments, consisted of the following:
•International Telecom. Within our International Telecom segment, cost of communication services and other decreased by $3.7 million, or 3.6%, to $99.1 million from $102.8 million, for the nine months ended September 30, 2026 and 2025, respectively. This decrease was the result of the reduction of regulatory fees in certain markets and, to a lesser extent, the impact of cost savings initiatives that were implemented in the current and previous periods.

•US Telecom. Cost of communication services and other within our US Telecom segment increased by $5.2 million, or 4.0%, to $135.7 million from $130.5 million for the nine months ended September 30, 2026 and 2025, respectively. Such increase was the result of the timing of costs to fulfill customer contracts and the impact of the Tower Portfolio Transaction, which resulted in increased tower site expenses.
Cost of construction revenue. During the nine months ended September 30, 2026 and 2025, cost of construction revenue decreased to $1.4 million from $4.8 million, respectively, as a result of a decrease in the number of sites completed during 2026 as compared to 2025.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $0.3 million, or 0.2%, to $165.4 million from $165.7 million for the nine months ended September 30, 2026 and 2025 respectively. The net decrease in selling, general and administrative expenses, within our segments, consisted of the following:
•International Telecom. Within our International Telecom segment, our selling, general and administrative expenses increased by $1.2 million, or 1.4%, to $84.0 million from $82.8 million for the nine months ended September 30, 2026 and 2025, respectively, as a result of an increase in marketing and personnel costs in certain markets.
•US Telecom. Selling, general and administrative expenses decreased within our US Telecom segment by $0.8 million, or 1.2%, to $66.3 million from $67.1 million, for the nine months ended September 30, 2026 and 2025, respectively, primarily as a result of certain cost containment initiatives that were implemented in the current and previous periods.
•Corporate Overhead. Selling, general and administrative expenses within our corporate overhead decreased by $0.7 million, or 4.4%, to $15.1 million from $15.8 million, for the nine months ended September 30, 2026 and 2025, respectively, as a result of the timing of certain professional fees and employee costs.
Stock-based compensation. Stock-based compensation decreased to $5.1 million from $6.6 million for the nine months ended September 30, 2026 and 2025, respectively, as a result of the impact of certain reductions in force during the nine months ended September 30, 2026.
Transaction-related charges. We incurred $7.7 million and $2.1 million of transaction-related charges during the nine months ended September 30, 2026 and 2025, respectively. The increase was the result of the timing of our transaction-related charges and was primarily the result of costs incurred in connection with the Tower Portfolio Transaction during the nine months ended September 30, 2026.
Restructuring and reorganization expenses. In our efforts to advance our cost management actions to drive higher operating efficiencies and margins, we incurred certain restructuring and reorganization expenses, primarily related to our organizational structure and business operating model reviews as well as employee severance, totaling $1.0 million, $1.2 million and $4.6 million within our International Telecom segment, US Telecom segment and Corporate and Other, respectively, during the nine months ended September 30, 2026.
We incurred restructuring and reorganization expenses of $3.5 million, $2.8 million and $2.4 million within our International Telecom segment, US Telecom segment and Corporate and Other segment, respectively, during the nine months ended September 30, 2025.
Increases and decreases in restructuring and reorganization expenses within each segment were a result of the timing and magnitude of actions initiated by management to review our organizational structure and employee severance.
Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $8.6 million, or 8.5%, to $92.7 million from $101.3 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in depreciation and amortization expenses, within our segments, consisted primarily of the following:
•International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $1.3 million, or 2.9%, to $43.4 million from $44.7 million, for the nine months ended September

30, 2026 and 2025, respectively. The decrease was the result of this segment’s reduction in capital expenditures and certain assets becoming fully depreciated in recent periods.
•US Telecom. Depreciation and amortization expenses decreased within our US Telecom segment by $6.0 million, or 11.1%, to $48.0 million from $54.0 million, for the nine months ended September 30, 2026 and 2025, respectively. The decrease was the result of this segment’s reduction in capital expenditures, certain assets becoming fully depreciated in recent periods, and the conclusion of the recording of depreciation expense related to assets that were sold in connection with the Tower Portfolio Transaction.
•Corporate Overhead. Depreciation and amortization expenses decreased within our corporate overhead to $1.3 million from $2.6 million, for the nine months ended September 30, 2026 and 2025, respectively, primarily as a result of additional assets becoming fully depreciated in recent periods.
Amortization of intangibles from acquisitions. Amortization of intangibles from acquisitions decreased by $2.3 million to $1.4 million from $3.7 million for the nine months ended September 30, 2026 and 2025, respectively, as a result of certain assets being fully amortized in previous periods.
(Gain) loss on disposition of assets, transfers and contingent consideration. During the nine months ended September 30, 2026, we recorded a net gain on the disposition of assets and transfers of $229.7 million. Of this net gain, $229.5 million was recognized within our US Telecom segment and was primarily related to the $230.4 million gain on the Tower Portfolio Transaction, while the remaining $0.2 million gain was recorded in the International Telecom segment.
During the nine months ended September 30, 2025, we recorded a net loss on the disposition of assets of $5.0 million. Of this net loss, $0.4 million and $4.6 million were recognized within our International and US Telecom segments, respectively. Within the US Telecom segment, we recorded the revaluation of contingent consideration relating to a prior year's acquisition within that segment and losses related to transferring certain government support obligations.
Interest income. Interest income was $2.5 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively. Such increase was the result of an increase in our cash and cash equivalents due to the proceeds received from the Tower Portfolio Transaction. In addition, such proceeds are being invested in higher yielding cash and cash equivalent investments.
Interest expense. Interest expense decreased to $31.9 million from $36.4 million for the nine months ended September 30, 2026 and 2025, respectively. We used a portion of the proceeds from the Tower Portfolio Transaction to reduce our outstanding debt balances, which in turn reduced our interest expense during the nine months ended September 30, 2026. In addition, a decline in interest rates also reduced such expense during the nine months ended September 30, 2026.
Other expense. For the nine months ended September 30, 2026, other expense was $3.2 million of expense primarily related to a $2.7 million loss from our noncontrolling investments, $1.8 million in losses on foreign currency transactions, which were partially offset by gains of $1.3 million primarily related to the settlement of certain pension obligations in our US Telecom segment.
For the nine months ended September 30, 2025, other expense was $2.6 million of expense primarily related to losses on foreign currency transactions and a non-operating employee-related matter net of insurance proceeds.
Income taxes. Our effective tax rates for the nine months ended September 30, 2026 and 2025 were 13.6% and 35.0%, respectively.
We recorded an income tax expense of $31.4 million in relation to a pretax income of $231.7 million for the nine months ended September 30, 2026. The effective tax rate for the nine months ended September 30, 2026 was primarily impacted by the following items: (i) the mix of income generated among the jurisdictions in which we operate, (ii) the exclusion of losses in Alaska and the US Virgin Islands due to valuation allowance positions placed on certain deferred tax assets that are not expected to be realized based on the weight of positive and negative evidence, and (iii) discrete items including a $12.2 million benefit related to the deemed liquidation of a controlled foreign corporation, a $4.0 million net benefit from the reversal of an unrecognized tax position due to a statute of limitations expiration, net of interest on prior years uncertain tax positions, a $0.6 million expense associated with stock option shortfalls, and a $0.8 million expense associated with a return to provision adjustment related to tax returns filed in Guyana.
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
Net (income) loss attributable to noncontrolling interests, net of tax. Net (income) loss attributable to noncontrolling interests, net of tax reflected an allocation of $17.1 million of income and $5.1 million of losses generated by our less than wholly owned subsidiaries for the nine months ended September 30, 2026 and 2025, respectively. Changes in net (income) loss attributable to noncontrolling interests, net of tax, within our segments, consisted of the following:
•International Telecom. Within our International Telecom segment, net (income) loss attributable to noncontrolling interests, net of tax increased by $1.6 million, or 24.2%, to an allocation of $8.2 million of income from an allocation of $6.6 million of income for the nine months ended September 30, 2026 and 2025, respectively. The increase was the result of increased profitability at certain less than wholly owned subsidiaries.
•US Telecom. Within our US Telecom segment, net (income) loss attributable to noncontrolling interests, net of tax was an allocation of income of $8.9 million for the nine months ended September 30, 2026 as compared to an allocation of losses of $11.7 million for the nine months ended September 30, 2025. The increase was primarily the result of the gain recognized on the Tower Portfolio Transaction.
Net income (loss) attributable to ATN International, Inc. stockholders. Net income (loss) attributable to ATN International, Inc. stockholders was income of $183.1 million for the nine months ended September 30, 2026 as compared to a loss of $11.6 million for the nine months ended September 30, 2025.
On a per diluted share basis, net income was $11.52 per diluted share for the nine months ended September 30, 2026 as compared to a loss of $1.06 per diluted share for the nine months ended September 30, 2025. Such per share amounts were negatively impacted by accrued preferred dividends of $5.0 million and $4.5 million for the nine months ended September 30, 2026 and 2025, respectively.
Regulatory and Tax Issues
We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For discussion of ongoing proceedings, see Note 14 to the Consolidated Financial Statements in this Report.

One Big Beautiful Bill Act
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the US. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company reflected the impact of the enacted provisions in its financial statements for the nine months ended, September 30, 2026, which were determined to be immaterial. The Company will continue to evaluate the impact of the OBBBA provisions effective in future years on the Company’s financial statements and related disclosures.
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
Total liquidity. As of September 30, 2026, we had approximately $351.5 million in cash, cash equivalents, and restricted cash. Of this amount, $115.2 million was held by our foreign subsidiaries and is indefinitely invested outside the US. In addition, we had approximately $537.5 million of debt, net of unamortized deferred financing costs as of September 30, 2026. How and when we deploy our balance sheet capacity, including the availability under our various credit facilities (as further described below), will figure prominently in our longer-term growth prospects and stockholder returns.
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
Cash provided by (used in) financing activities. During the nine months ended September 30, 2026, we used $48.2 million of cash for financing activities as compared to $1.2 million for the nine months ended September 30, 2025.
This $47.0 million change in cash provided by (used in) financing activities was primarily related to the repayment of $48.5 million of our debt, funded by the proceeds from the Tower Portfolio Transaction. In addition, we increased the cash used to pay dividends to our stockholders by $1.4 million and to repurchase our common stock from employees to satisfy certain tax withholding obligations of $1.1 million. These increases in cash outflows were reduced by an increase of $3.9 million in receipts of funds payable to customers.
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
For the nine months ended September 30, 2026, we spent approximately $66.4 million for capital expenditures and $34.8 million for capital expenditures that are reimbursable under certain government programs. For the nine months ended September 30, 2025, we spent approximately $60.9 million for capital expenditures and $67.3 million for capital expenditures that are reimbursable under certain government programs. The following shows our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

Nine months ended September 30,	International Telecom	US Telecom	Corporate and Other (1)	Consolidated
2026	$30,293	$70,915	$7	$101,215
2025	30,241	97,987	—	128,228
(1)Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.
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
Dividends. For the nine months ended September 30, 2026, our Board of Directors declared $13.2 million of dividends to our stockholders, which included a $0.29 per share dividend declared on September 23, 2026 and paid on October 9, 2026. We have declared quarterly dividends since the fourth quarter of 1998.
Stock Repurchase Plan. On August 5, 2026, our Board of Directors announced that it has authorized the repurchase of up to $30 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the "2026 Repurchase Plan"). Our previous repurchase plan, announced in 2023, had $15 million available to repurchase shares of our common stock. We did not repurchase any of our common stock during either the three or nine months ended September 30, 2026 or 2025.
Sources of Cash
Cash provided by operations. Cash provided by operating activities was $76.7 million for the nine months ended September 30, 2026 as compared to $97.7 million for the nine months ended September 30, 2025. The decrease of $21.0 million was primarily related to changes in our net income and working capital.
Cash provided by (used in) investing activities. During the nine months ended September 30, 2026, investing activities provided $205.8 million of cash as compared to the nine months ended September 30, 2025 when we used $66.1 million of cash for investing activities.
This $271.9 change in cash provided by (used in) investing activities was primarily related to the Tower Portfolio Transaction, which generated $267.7 million in sales proceeds. In addition, we recorded an increase in capital expenditures of $5.5 million and a decrease in reimbursable amounts disbursed for government capital programs of $32.5 million. Proceeds from the sale, strategic investments, spectrum and other assets also increased by $12.0 million. Offsetting these increases was a reduction in the amount we were reimbursed for government capital programs of $34.0 million.
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
We capitalized $4.5 million of fees associated with the 2023 CoBank Credit Facility, which are being amortized over the life of the debt and $1.9 million were unamortized as of September 30, 2026.
In connection with the Tower Portfolio Transaction, on February 11, 2026, we entered into a Consent Agreement (the “Consent”) with CoBank, as Administrative Agent, and the Lenders and Voting Participants (constituting Required Lenders (as defined in the 2023 CoBank Credit Agreement)) party thereto, in connection with the 2023 CoBank Credit Agreement. Pursuant to the terms of the Consent, the Required Lenders consented to: (i) the consummation of the Tower Portfolio Transaction; (ii) the distributions of the Net Cash Proceeds (as defined in the 2023 CoBank Credit Agreement) from the Tower Portfolio Transaction to the Company and the minority shareholders of the Commnet Parties; (iii) the Net Cash Proceeds received from the Tower Portfolio Transaction being applied to the repayment of the outstanding 2023 CoBank Revolving Loan rather than the 2023 CoBank Term Loan; and (iv) to the extent that there are Net Cash Proceeds remaining after repaying the outstanding 2023 CoBank Revolving Loan, such Net Cash Proceeds being used by the Company and its subsidiaries for working capital and general corporate purposes. The Consent further provides for the release of the Liens (as defined in the 2023 CoBank Credit Agreement) on the assets being sold in connection with the Tower Portfolio Transaction.
As of September 30, 2026, we had $115.4 million outstanding under the 2023 CoBank Term Loan and no outstanding borrowings under the 2023 CoBank Revolving Loan. We had $170.0 million of remaining availability under the 2023 CoBank Revolving Loan and were in compliance with all financial covenants as of September 30, 2026.

We entered into a two-year, forward starting one-month floating to fixed SOFR interest rate swap agreement effective November 13, 2023, which matured on November 13, 2025. The non-amortizing notional amount of $50.0 million had a fixed SOFR rate of 4.896%.
Letter of Credit Facility
On November 14, 2022, we entered into a General Agreement of Indemnity to issue performance Standby Letters of Credit on behalf of us and our subsidiaries. As of September 30, 2026, $39.0 million of Standby Letters of Credit had been issued to benefit the CAF II program under this agreement.
2024 Alaska Credit Facility
On August 29, 2024, Alaska Communications entered into a Credit Agreement (the “2024 Alaska Credit Agreement”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders (the “2024 Alaska Credit Facility”), to provide debt financing in the form of a $300 million, five-year secured term loan facility (the “2024 Alaska Term Facility”) and a $90 million revolving facility (the “2024 Alaska Revolving Facility”). The maturity date for the 2024 Alaska Credit Facility is August 29, 2029. The debt is secured by certain assets of Alaska Communications and is not guaranteed by us.
The 2024 Alaska Term Facility proceeds were used (a) to refinance Alaska Communications’ outstanding indebtedness under the Credit Agreement entered into by Alaska Communications with Fifth Third Bank, National Association, as administrative agent, and a syndicate of lenders on December 23, 2022 (the “2022 Alaska Credit Facility”), (b) to pay fees and expenses associated with the completion of this transaction, and (c) for general corporate purposes.
Proceeds from the 2024 Alaska Revolving Facility are used, subject to certain limitations, (a) to issue letters of credit to replace or backstop existing letters of credit of Alaska Communications and (b) for working capital purposes, capital expenditures and other general corporate purposes.
The 2024 Alaska Credit Facility also provides for incremental term loans (“Incremental Term Loans”) up to an aggregate principal amount of the greater of $91 million and Alaska Communications’ trailing consolidated twelve-month EBITDA (as defined in the 2024 Alaska Credit Agreement), subject to Alaska Communications meeting certain conditions.
In connection with the 2024 Alaska Credit Facility, we incurred $6.9 million of fees and rolled over $2.1 million of fees for the 2022 Alaska Credit Facility to be amortized over the life of the debt. As of September 30, 2026, we had $5.3 million of unamortized fees associated with the 2024 Alaska Credit Facility.
Principal payments on the 2024 Alaska Credit Facility are due quarterly commencing in the fourth quarter of 2026 in quarterly amounts as follows:

2024 Alaska Term Facility Quarterly Payment Dates	2024 Alaska Term Facility Quarterly Principal Repayments
December 31, 2026 – September 30, 2027	$1,8750,000 (2.5% per annum)
December 31, 2027 – June 30, 2029	$3,750,000 (5% per annum)

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
As of September 30, 2026, $300.0 million was outstanding under the 2024 Alaska Term Facility, $29.0 million was outstanding under the 2024 Alaska Revolving Facility, $0.6 million letters of credit were issued, and $60.4 million was available under the 2024 Alaska Revolving Facility. As of September 30, 2026, Alaska Communications was in compliance with all financial covenants.
Alaska Interest Rate Swap Agreements
In November 2023, Alaska Communications entered into two forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the agreements is $200 million, with fixed SOFR rates of 4.8695% and 4.8980%. These swap agreements matured on June 30, 2025.
On September 26, 2025, Alaska Communications entered into four forward starting one-month floating to fixed SOFR interest rate swap agreements. The total non-amortizing notional amount of the four agreements was $200 million, with fixed SOFR rates ranging from 3.43% to 3.45% and have a maturity date of September 30, 2027. The swap agreements had a fair value of $2.0 million and $(0.5) million as of September 30, 2026 and December 31, 2025, respectively.
FirstNet Receivables Credit Facility
On March 26, 2020, we entered into a $75.0 million delayed draw receivables credit facility with CoBank (the “Receivables Credit Facility”). The receivables financed and sold under the secured Receivables Credit Facility relate to the obligations of AT&T under the FirstNet Agreement.
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
As of September 30, 2026, $34.1 million was outstanding under the Receivables Credit Facility, of which $9.1 million was classified as being current and $25.0 million was classified as long-term. In addition, $0.8 million of the fees associated with the Receivables Credit Facility were capitalized and are being amortized over the life of the debt and $0.2 million were unamortized as of September 30, 2026.
IDB Credit Facilities
On May 8, 2025, OneGY entered into a Credit Agreement (the “2025 IDB Credit Agreement”) with Inter-American Investment Corporation (“IDB Invest”) to provide (the “2025 IDB Credit Facilities”) a Revolving Credit Commitment of $10.0 million (the “2025 IDB Revolving Facility”) and Term Loan Commitment of up to $30.0 million (the “2025 IDB Term Loan”). The debt is denominated in US dollars and secured by certain assets of OneGY and is not guaranteed by us.
Beginning in the second quarter of 2027, amounts drawn on the 2025 IDB Term Loan must be repaid in quarterly principal payments in US dollars in the amounts set forth below, with the outstanding principal balance maturing on the tenth anniversary of the effective date. The 2025 IDB Revolving Loan may be repaid at any time on, or prior to, its maturity of 360 days after the first disbursement date.

2025 IDB Term Loan Semiannual Payment Dates	2025 IDB Term Loan Semiannual Repayments
June 22, 2027 – December 22, 2030	5.0% per annum
June 22, 2031 – December 22, 2034	7.5% per annum
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
OneGY capitalized $1.1 million of fees associated with the 2025 IDB Credit Facilities, which are being amortized over the life of the debt and $1.1 million were unamortized as of September 30, 2026.
As of September 30, 2026, there was $4.0 million outstanding under the 2025 IDB Revolving Facility and $20.0 million outstanding under the 2025 IDB Term Loan. As of September 30, 2026, OneGY was in compliance with all financial covenants.
Sacred Wind Term Debt
Our subsidiary, Sacred Wind, has a term debt facility (the “Sacred Wind Term Debt”) with the Administrator of the Rural Utilities Service (“RUS”). The Sacred Wind Term Debt is secured by substantially all of the assets of Sacred Wind and is non-recourse to us.
The Sacred Wind Term Debt contains certain restrictions on the declaration or payment of dividends, redemption of capital stock or investment in affiliated companies without the consent of the RUS noteholders. The agreements also contain a financial covenant that Sacred Wind was not in compliance with as of December 31, 2024. Sacred Wind submitted a corrective action plan to comply with the financial covenant by December 31, 2028. The corrective action plan was accepted by the RUS and, as of September 30, 2026, we were in compliance with that corrective action plan.
As of September 30, 2026, $18.7 million was outstanding under the Sacred Wind Term Debt. Of that amount, $3.7 million was current and $15.0 million was long term.
The Sacred Wind Term Debt carries fixed interest rates ranging from 0.88% to 5.0% and are to be repaid in equal monthly installments covering principal and interest beginning after date of issue and expiring by 2035.
USVI Debt
We, and certain of our subsidiaries, entered into a loan agreement (the “OneVI Debt Agreement”) for a $60.0 million loan (the “OneVI Debt”) with National Cooperative Services Corporation (“NCSC”) on July 1, 2016. The OneVI Debt Agreement contains customary representations, warranties, and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness to annual operating cash flow to 3.5 to 1.0 (the “OneVI Net Leverage Ratio”). On May 5, 2022, the Net Leverage Ratio was amended to 7.0 to 1.0 through the original maturity date. This covenant is tested on an annual basis at the end of each fiscal year, and we were in compliance with the financial covenant as of December 31, 2025. Interest was paid quarterly at a fixed rate of 4.0% per annum through June 30, 2026. The debt is secured by certain assets of the OneVI subsidiaries and is guaranteed by us.

On November 5, 2025, we and certain of our subsidiaries (the “OneVI Borrowers”) amended the OneVI Debt Agreement (the “OneVI Debt Amendment”) to extend the maturity date of the OneVI Debt Agreement from July 1, 2026 to July 1, 2035 (the “Extended Maturity Date”). In accordance with the OneVI Debt Amendment, on July 1, 2026, the OneVI Borrowers elected a variable rate, which is NCSC’s standard variable rate of interest for long-term loans and subject to change monthly. Additionally, under the OneVI Debt Amendment, the OneVI Borrowers have the option to convert all or a portion of principal outstanding as of the date specified in the Conversion Notice (as defined in the OneVI Debt Agreement), to NCSC’s standard fixed interest rates for long-term loans at any time thereafter without a fee.
Additionally, in accordance with the OneVI Debt Amendment, the OneVI Debt became subject to a quarterly repayment schedule beginning on July 1, 2026.

OneVI Debt Agreement Quarterly Payment Dates	OneVI Debt Quarterly Repayment
September 30, 2026 – June 30, 2029	$1,125,000 (8% per annum)
September 30, 2029 – June 30, 2032	$1,150,000 (10% per annum)
September 30, 2032 – June 30, 2034	$2,250,000 (15% per annum)
September 30, 2034 – June 30, 2035	$2,625,000 (18% per annum)
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
As of September 30, 2026, $58.9 million of the OneVI Debt was outstanding. Of that amount, $4.5 million was current and $54.4 million was long term.
Debt Maturity
The table below summarizes the annual maturities of our debt instruments (amounts in thousands):

					Customer
	US	International	Corporate and	Total	Receivable
Amounts Maturing During	Telecom	Telecom	Other (1)	Debt	Credit Facility
October 1, 2026 through December 31, 2026	$2,822	$5,125	$2,438	$10,385	$2,982
Year ending December 31, 2027	13,098	6,500	9,750	29,348	9,208
Year ending December 31, 2028	18,858	6,500	9,750	35,108	9,657
Year ending December 31, 2029	306,749	7,250	93,437	407,436	6,274
Year ending December 31, 2030	3,172	8,000	—	11,172	2,989
Thereafter	2,987	49,500	—	52,487	2,957
Total	347,686	82,875	115,375	545,936	34,067
Debt Discounts	(5,413)	(1,097)	(1,916)	(8,426)	(155)
Book Value as of September 30, 2026	$342,273	$81,778	$113,459	$537,510	$33,912
(1)Corporate and other items refer to corporate overhead costs and consolidating adjustments and have been presented for reconciliation purposes to consolidated amounts.
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
In addition, the 2023 CoBank Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of September 30, 2026, we were in compliance with all of the financial covenants of the 2023 CoBank Credit Facility.
Capital markets. Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance, the state of the capital markets and our compliance with SEC requirements for the offering of securities. In August 2025, we filed a new “universal” shelf registration statement with the SEC to register potential future offerings of up to $300 million of our securities.
Foreign Currency
We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Guyana Dollar, to US Dollars at the appropriate rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in rates are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is reported in other income within our income statement. During the three months ended September 30, 2026 and 2025, we recorded $0.7 million and $0.6 million, respectively, in losses on foreign currency transactions. For the nine months ended September 30, 2026 and 2025, we recorded $1.8 million and $1.6 million, respectively, in losses on foreign currency transactions. We will continue to assess the impact of our exposure to the Guyana Dollar.
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
The previously implemented tariffs did not have a material impact on our financial condition or results of operations during the three or nine months ended September 30, 2026. However, due to the uncertainty with respect to such tariffs and their evolving nature, we cannot predict the impact, if any, they may have on our business or results in the future.

Availability Under Credit Facilities
In addition to future internally generated funds, we had the following available to us under our credit facilities, as defined below, as of September 30, 2026 and may be able to raise funds in the capital markets by making an offering under our universal shelf registration.

Available as of
Credit Facility	September 30, 2026 (in millions)
2023 CoBank Credit Facility	$170.0
2024 Alaska Revolving Facility	60.4
2025 IDB Term Loan	10.0
2025 IDB Revolving Facility	6.0
Total available	$246.4
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
Interest Rate Sensitivity. As of September 30, 2026, we had $327.3 million of variable rate debt outstanding, which is subject to fluctuations in interest rates. Our interest expense may be affected by changes in interest rates. We believe that a 100-basis-point change in the interest rates on our variable rate debt would result in a $3.3 million change in our annual interest expense. We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loans within our credit facilities.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer. On August 5, 2026, our Board of Directors announced that it has authorized the repurchase of up to $30 million of our common stock, from time to time, on the open market or in privately negotiated transactions (the "2026 Repurchase Plan"). Our previous repurchase plan, announced in 2023, had $15 million available to repurchase shares of our common stock. We did not repurchase any of our common stock during either the three or nine months ended September 30, 2026 or 2025.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2026, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits:

10.1^
Transition Agreement, by and between ATN International, Inc. and Mary Mabey, dated July 27, 2026, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on July 31, 2026.

10.2^
Amendment No. 1 to Transition and General Release Agreement, by and between ATN International, Inc. and Mary Mabey, dated October 31, 2026, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-12593) filed on November 3, 2026.

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

^ Management contract or compensatory plan or arrangement.
*Filed herewith.
**The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATN International, Inc.

Date: November 6, 2026	/s/ Naji N. Khoury
Naji N. Khoury
Chief Executive Officer

Date: November 6, 2026	/s/ Carlos R. Doglioli
Carlos R. Doglioli
Chief Financial Officer